Form 10QSB
period 1995-08-31
GREENMAN TECHNOLOGIES INC
filed 1996-05-17
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  AUGUST  31, 1995            Commission File Number    1-13776
                   ----------------                                  -----------



                           GREENMAN TECHNOLOGIES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                    71-0724248
           --------                                    ----------
  (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)



7 Kimball Lane, Building A, Lynnfield, MA                           01940
- -----------------------------------------                           -----
 (Address of principal executive offices)                         (Zip Code)



          Issuer's telephone number, including area code (617) 224-2411
                                                         --------------

                  101 Industrial Park Drive, Malvern, AR 72104
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes  X   No
                                       ---     ---

               Number of shares outstanding as of October 14, 1995

                 Common Stock, $.01 par value, 4,937,333 shares





                           GREENMAN TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 AUGUST 31, 1995


                                TABLE OF CONTENTS


                                                                                                                      PAGE

                             PART I - FINANCIAL  INFORMATION
Item 1.        Financial Statements (*)

               Unaudited Condensed Balance Sheets as of  May 31, 1995 and August 31, 1995                               3

               Unaudited Condensed Statements of Operations for the three months ended August 31, 1994 and 1995         4

               Unaudited Condensed Statements of Cash Flows for the three months ended August 31, 1994 and 1995         5

               Notes to Unaudited Condensed  Financial Statements                                                       6-7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                    8-10


                             PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                        11

Item 2.        Changes in Securities                                                                                    11

Item 3.        Defaults Upon Senior Securities                                                                          11

Item 4.        Submission of Matters to a Vote of Security Holders                                                      11

Item 5.        Other Information                                                                                        11

Item 6.        Exhibits and Reports on Form 8-K                                                                         11

               Signatures                                                                                               12

* The financial information at May 31, 1995 has been taken from audited financial statements at that date and should be read in conjunction therewith.
All other financial statements are unaudited.


                           GREENMAN TECHNOLOGIES, INC.

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                                                                           MAY 31,      AUGUST 31,
                                                                                                            1995           1995
                                     ASSETS
Current assets:
    Cash.........................................................................................      $   109,778    $     89,197
    Accounts receivable, trade, less allowance for doubtful accounts of $4,834 at May 31, 1995
     and $6,486 at August 31, 1995...............................................................          385,504         251,038
    Inventory....................................................................................          131,554          99,274
    Notes receivable.............................................................................          175,000         232,094
    Other current assets.........................................................................           68,882          63,352
                                                                                                        ----------     -----------
        Total current assets.....................................................................          870,718         734,955
                                                                                                        ----------     -----------

Property and equipment, net                                                                              1,088,078       1,053,514
                                                                                                        ----------     -----------
Other assets:
    Deferred offering costs (Note 3).............................................................          415,028         539,973
    Deposits.....................................................................................            2,410          13,800
                                                                                                        ----------     -----------
                                                                                                           417,438         553,773
                                                                                                        ----------     -----------
                                                                                                        $2,376,234     $ 2,342,242
                                                                                                        ==========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable................................................................................       $  233,000     $   233,000
    Notes payable, investors.....................................................................          840,000         840,000
    Notes payable, bank, current portion.........................................................            4,995           5,495
    Accounts payable.............................................................................          583,449         427,220
    Accrued interest and late charges............................................................          611,842         683,425
    Accrued expenses, other......................................................................          483,189         234,453
    Obligations under capital leases, current....................................................          193,576         197,336
                                                                                                        ----------      ----------
        Total current liabilities................................................................        2,950,051       2,620,929
Convertible notes payable, investors.............................................................           35,000          35,000
Notes payable, bank, non-current portion ........................................................            5,522           3,811
Obligations under capital leases.................................................................          717,451         652,074
                                                                                                        ----------      ----------
Total liabilities................................................................................        3,708,024       3,311,814
                                                                                                        ----------      ----------
Stockholders'  equity  (deficit)  (Notes 2 and 3):
    Preferred  stock,  $1.00 par value, 1,000,000 shares authorized:
    Class A convertible, 500,000 shares authorized, issued and outstanding......................           500,000         500,000
    Class B, convertible 300,000 shares authorized, issued and outstanding.......................               --         600,000
    Common stock, $.01 par value, 10,000,000 shares authorized; 2,343,333 shares issued
        and outstanding..........................................................................           23,433          23,433
    Additional paid-in capital...................................................................          264,910         264,910
    Accumulated deficit..........................................................................       (2,120,133)     (2,357,915)
                                                                                                       -----------    ------------
        Total stockholders' equity (deficit).....................................................       (1,331,790)       (969,572)
                                                                                                       -----------    ------------
                                                                                                       $ 2,376,234    $  2,342,242
                                                                                                       ===========    ============

                      See accompanying notes to unaudited  condensed financial statements.



                           GREENMAN TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                                                          THREE MONTHS  ENDED
                                                                               AUGUST  31,
                                                                         1994          1995
Net sales ....................................................       $   578,652    $   660,211

Cost of sales.................................................           538,117        560,449
                                                                     -----------    -----------
Gross profit .................................................            40,535         99,762
                                                                     -----------    -----------
Operating expenses:
    Research and development .................................            66,666             --
    Selling, general and administrative ......................           127,322        226,287
                                                                     -----------    -----------
        Total operating expenses..............................           193,988        226,287
                                                                     -----------    -----------
Operating loss................................................          (153,453)      (126,525)
                                                                     -----------    -----------
Other income (expense):
    Interest expense..........................................           (48,743)      (118,908)
    Other, net................................................             2,839          7,651
                                                                     -----------    -----------
        Other income (expense), net...........................           (45,904)      (111,257)
                                                                     -----------    -----------
Net loss......................................................       $  (199,357)   $  (237,782)
                                                                     ===========    ===========

Net loss per share (Note 1)...................................       $      (.05)   $     (. 06)
                                                                     ===========    ===========

Shares used in calculation of net loss per share..............         4,097,333      4,097,333
                                                                     ===========    ===========





                      See accompanying notes to the unaudited condensed financial statements.

                           GREENMAN TECHNOLOGIES, INC.

                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

                                                                                               THREE MONTHS
                                                                                             ENDED  AUGUST 31,
                                                                                             -----------------

                                                                                          1994             1995
                                                                                          ----             ----
Cash flows from operating activities:
    Net loss..................................................                        $  (199,357)      $  (237,782)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization.........................                             34,020            36,952
        Issuance of common stock for services.................                             12,545                --
        Decrease (increase) in assets:
           Accounts receivable................................                             47,297           134,466
           Inventory..........................................                             34,658            32,280
           Other current assets...............................                             (2,086)            5,530
        (Decrease) increase in liabilities:
           Accounts payable...................................                            (83,711)         (156,229)
           Accrued expenses...................................                             73,259          (177,153)
                                                                                      -----------       -----------
               Net cash used for operating activities.........                            (83,375)         (361,936)
                                                                                      -----------       -----------
Cash flows from investing activities:
    Increase in notes receivable..............................                                 --           (57,094)
    Purchase of property and equipment........................                            (18,454)           (2,388)
    Increase in deposits......................................                             (5,150)          (11,390)
                                                                                      -----------       -----------
               Net cash used for investing activities.........                            (23,604)          (70,872)
                                                                                      -----------       -----------
Cash flows from financing activities:
    Deferred offering costs...................................                            (20,855)         (124,945)
    Proceeds from notes payable...............................                             15,054                --
    Repayment of notes payable................................                               (994)           (1,211)
    Principal payments on obligations under capital leases....                               (777)          (61,617)
    Net proceeds on sale of preferred stock...................                                 --           600,000
    Payments received on stock subscriptions .................                             75,000                --
                                                                                      -----------       -----------
      Net cash provided by financing activities...............                             67,428           412,227
                                                                                      -----------       -----------
Net decrease in cash..........................................                            (39,551)          (20,581)
Cash at beginning of period...................................                             67,687           109,778
                                                                                      -----------       -----------
Cash at end of period.........................................                        $    28,136       $    89,197
                                                                                      ===========       ===========
Supplemental cash flow information:
    Interest paid.............................................                        $       778       $    12,000








                  See accompanying notes to the unaudited condensed financial statements.

                           GREENMAN TECHNOLOGIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        GreenMan Technologies, Inc. ( the "Company") develops, manufactures and markets custom molded plastic parts. The Company is also developing low-cost sources of crumb rubber recovered from discarded automobile tires and the consumer products to be manufactured from these recycled materials.

Basis of Presentation

        The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1995 included in the Company's Form SB-2 Registration Statement dated September 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

Deferred Offering Costs

Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of the Company's initial public offering ("IPO"), the amount of proceeds credited to additional paid-in capital is reduced by the deferred offering costs.

Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares outstanding during the period.

         A staff accounting bulletin issued by the Securities and Exchange Commission requires that common stock, options, warrants and other potentially dilutive instruments issued within one year prior to the initial filing of a registration statement for an initial public offering be treated as outstanding for all periods prior to the effective date of the registration for purposes of the net loss per share computation.

2.      CAPITAL STOCK

Preferred Stock Offering

        In August 1995, the Company concluded a private placement of 300,000 shares of non-voting Class B convertible preferred stock at $2.00 per share. Each share is convertible into one share of common stock and one redeemable common stock purchase warrant and has a liquidation preference of $2.00 per share. The terms of the warrants are the same as the IPO warrants.




                           GREENMAN TECHNOLOGIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 1995



3.      SUBSEQUENT EVENTS

Initial Public Offering

        In October 1995, the Company sold in its IPO, 1,265,000 shares of common stock at $5.00 per share and 1,265,000 redeemable Class A common stock purchase warrants at $.10 per warrant and received net proceeds of approximately $5,260,000 after underwriting commissions and other issuance costs paid at the closing.

Acquisition of Subsidiary

         In October 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk material handling systems. The Company paid $400,000 in cash from the proceeds of the IPO and issued 75,000 shares of the Company's common stock, valued in the aggregate at $375,000 or $5.00 per share.

         In connection with the acquisition, the Company also entered into a three-year non-competition agreement with the former sole stockholder of DuraWear, under which the Company issued 70,000 shares of the Company's common stock valued in the aggregate at $350,000 or $5.00 per share.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form SB-2 Registeration Statement declared effective by the Securities and Exchange Commission on September 29, 1995.

OVERVIEW

        GreenMan Technologies, Inc. (the "Company") was incorporated in 1992 to primarily develop, manufacture, assemble and sell environmentally friendly plastic parts and products. The Company's Molding operation provides injection molding manufacturing services in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps and computer accessories. While products manufactured by the Molding operation are recyclable, most of the raw materials used to date have consisted primarily of virgin plastic and thermo-plastic materials.

        The Company's Recycling operation (the "Recycling operation") was established to develop low-cost sources of rubber and plastic based products for which there is a significant market demand. The Company has targeted several markets with products incorporating recovered crumb rubber including the building industry with anti-fatigue floor mats, roofing products and timbers, and the lawn and garden market with landscape timbers and fencing. Through an agreement with Crumb Rubber Technologies, Inc., ("CRT"), the Company has acquired the capability to produce high-quality, lower cost crumb rubber that can be combined with recycled plastic waste and virgin plastic to produce the Company's proprietary thermo-plastic rubber which will be used in the production of the Company's proposed consumer products, sold as a merchant chemical to other users of crumb rubber or sold in its raw state.

        In October 1995, GreenMan Technologies, Inc. (the "Company") sold in its initial public offering ("IPO"), 1,265,000 shares of common stock at $5.00 per share and 1,265,000 redeemable Class A common stock purchase warrants ("the Warrants") at $.10 per warrant and received net proceeds of approximately $5,260,000 after underwriting commissions and other issuance costs paid at the closing. Each Warrant expires on September 28, 2000 and entitles the holder, commencing on September 29, 1996, or sooner with the underwriter's prior written consent, to purchase one share of common stock at a price of $5.00 per share, subject to adjustment. The Company also issued to the underwriter of its IPO, warrants ("Underwriter Warrants") to purchase 110,000 shares of common stock and 110,000 Warrants, each Underwriter Warrant is exercisable at a price of $8.25 per share of common stock and $.165 per Warrant for a period of four years, commencing September 29, 1996. The Warrants issuable upon exercise of the Underwriter Warrants have an exercise price of $8.25 per share of common stock.

        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation. DuraWear manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1994

        Net sales for the three months ended August 31,1995 were $660,211 as compared to $578,652 for the three months ended August 31, 1994. The increase of $81,559 or 14% is due to increased sales resulting from additional contract molding and assembly business.

        Gross profit for the three months ended August 31,1995 was $99,762 or 15% of net sales as compared to $40,535 or 7% of net sales for the three months ended August 31, 1994. This improvement in gross profit was attributable to higher pricing for both new and existing contracts and lower per unit manufacturing costs associated with increasing volume as operations expanded from two shifts to three.

        The Company expended $66,666 during the three months ended August 31, 1994 on research and development related primarily to the Company's product development agreement with an unaffiliated third party. The Company did not expend any funds during the three months ended August 31,1995 as the preliminary research under this agreement was concluded in 1994 and the Company decided not to proceed on the project.

        Selling, general and administrative expenses were $226,287 for the three months ended August 31,1995, or 34% of sales as compared to $127,322, or 22% of sales, for the same 1994 period. The increase of $98,965 was primarily attributable to professional and travel expenses associated with the Company's initial public offering, the acquisition of DuraWear and the building of the infrastructure necessary to operate as a public company.

        As a result of the foregoing, the operating loss for the three months ended August 31,1995 decreased by $26,968 or 18%, to $126,525 or 19% of sales as compared to an operating loss of $153,453, or 27% of sales for the comparable 1994 period.

        Interest expense for the three months ended August 31, 1995 increased $70,165 or 144% as compared to the three months ended August 31, 1994. This increase was primarily due to an increase in the interest expense on notes payable to Budra Management Corp., a principal stockholder of the Company, as a result of the modification of the terms of the note and additional interest associated with the Company's $300,000 second round of bridge financing which was completed in October and November 1994.

        The Company experienced a net loss of $237,782, or $.06 per share for the quarter ended August 31, 1995 as compared to a net loss of $199,357, or $.05 per share for the quarter ended August 31, 1994.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has satisfied its capital requirements through the sale of common and preferred stock to investors, loans from unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock in lieu of cash for services rendered.

        In August 1995, the Company concluded a private placement of 300,000 shares of non-voting Class B convertible preferred stock at $2.00 per share. Each share is convertible into one share of common stock and one redeemable common stock purchase warrant and has a liquidation preference of $2.00 per share.

        At August 31, 1995, the Company had cash of $89,197, a working capital deficit of $1,885,974, net capital deficiency of $969,572 and accumulated losses of $2,357,915.

        On October 10, 1995, the Company raised approximately $5,260,000 from it's IPO, after underwriting commissions and other issuance costs paid at the closing. The proceeds of the IPO will be utilized to repay outstanding bridge loans, and past due accounts payable, to acquire DuraWear, to construct a crumb rubber recovery facility, to expand the injection molding operations, to retain the underwriter as a financial consultant for a period of three years and for general working capital needs.

        Based on the Company's operating plans, management believes that the available working capital together with revenues from operations and the purchase of equipment through lease financing arrangements, will be sufficient to meet the Company's cash requirements for at least 12 months following the IPO. After 12 months, management believes the Company will require additional financing to fund growth. No assurances can be given that such financing will be available to the Company in the future on favorable terms, if at all. If the Company is unable to obtain additional financing, the Company's ability to expand to new locations and to conduct additional marketing and other operating activities could be materially and adversely affected.





                           PART II - OTHER INFORMATION

                                 AUGUST 31, 1995

Item 1.        Legal Proceedings

               In October 1994, GMT was sued in Robert H. Jones v. GreenMan Technologies, Inc. in the 15th Judicial District Court in Lafayette, Louisiana, by a former consultant who seeks, among other things, unpaid consulting fees, as well as licensing fees/royalties relating to the Company's alleged use of a cryogenic process for recovering crumb rubber that Mr. Jones alleges he developed. The Company has retained Louisiana counsel and is defending this lawsuit vigorously. The Company believes that the outcome will not have a material adverse effect on its business.

Item 2.        Changes in Securities

               The Company filed on August 10, 1995 a Certificate of Designation creating a non-voting Class B convertible preferred stock which is convertible into one share of common stock and one redeemable common stock purchase warrant and has a liquidation preference of $2.00 per share.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibit 3     - Certificate of Stock Designation of
                                      GreenMan Technologies,  Inc.  dated August
                                      10, 1995, (filed as  Exhibit  3.1.2 to the
                                      Company's Registration Statement  on  Form
                                      SB-2 (File No. 33-86138) and incorporated herein by reference).

               (b)    Exhibit 11    - Statement regarding net loss per share.

        (b) There were no reports on Form 8-K filed during the three months ended August 31, 1995



                                   SIGNATURES




Pursuant to the requirements of the Securities Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      By:       GreenMan Technologies, Inc.


                                                /s/ Maurice E. Needham
                                                ----------------------

                                                   Maurice E. Needham
                                         Chief Executive Officer and Chairman of
                                                        the Board




       SIGNATURE                         TITLE(S)                      DATE
       ---------                         --------                      ----

                              Chief Executive Officer and           May 13, 1996
/s/ Maurice E. Needham        Chairman of the Board
- ----------------------        (principal executive officer)
  Maurice E. Needham

                              Chief Financial Officer               May 13, 1996
/s/ Joseph E. Levangie        (principal financial officer and
- ----------------------         principal accounting officer)
  Joseph E. Levangie





