Form 10KSB
period 1996-05-31
GREENMAN TECHNOLOGIES INC
filed 1996-09-13
CIK 932699

29




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________         to  __________________


                         Commission File Number 1-13776


                           GREENMAN TECHNOLOGIES,INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                 71-0724248
               --------                                 ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                  01940
   -----------------------------------------                  -----
   (Address of principal executive offices)                 (Zip Code)


         Issuer's telephone number, including area code (617) 224-2411

Securities registered pursuant to Section 12 (b) of the Exchange Act:

                                                     Name of each exchange
Title of each class                                   on which registered
- -------------------                                   -------------------

Common Stock, $ .01 par value                        Boston Stock Exchange

Class A Common Stock Purchase Warrants               Boston Stock Exchange


Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, $ .01 par value
 (Title of each class)

Class A Common Stock Purchase Warrants
 (Title of each class)






Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  X             No
                            ---               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                 [ X ]

The issuer's revenues for the fiscal year ended May 31, 1996 were  $4,338,538
                                                                   ----------

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 10, 1996 was $7,817,469.

As of September 10, 1996, 5,076,083 shares of Common Stock of issuer were outstanding. The aggregate market value of the shares of Common Stock was $11,103,932.

Transitional Small Business Disclosure Format (check one)    Yes [  ]     No [X]










                                     PART 1

ITEM  1. DESCRIPTION OF BUSINESS

GENERAL

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was incorporated under the laws of the State of Arkansas on September 16, 1992 and reincorporated under the laws of the State Delaware on June 27, 1995. The Company was formed to primarily develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable.

         The Company's Molding operation (the "Molding operation"), located in Malvern, Arkansas, provides injection molding manufacturing services to customers' specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. The Molding operation uses leased state-of-the-art injection molding equipment that is energy and labor efficient, has fast cycle times and minimizes production waste. The facility also conducts R&D testing and development of the Company's GreenMan
Environmental Materials ("GEM") stock (formerly referred to as "GTPR"), and test the use of these materials in the manufacture of a variety of "sample" products.

         The Company's Molding operation is scheduled to commence the manufacture of the Company's first consumer product, a GEM Stock trash container, in the Fall of 1996. Future proposed products, to be manufactured utilizing injection molding, will also be produced at the Molding operation, which management expects to result in a gradual transition from contract/custom molding to captive molding activities.

         The Company's Recycling operation (the "Recycling operation"), located in Jackson, Georgia, was established to develop low-cost sources of rubber and plastic waste (made from recycled plastics and crumb rubber from tires) for use in the production of the Company's GEM Stock and to develop markets for end-products to be made using the GEM Stock.

         The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the building industry with anti-fatigue floor mats, roofing products, and timbers; the lawn and garden market with landscape timbers, and fencing; the consumer products market with trash containers, recycling totes, and storage containers; and the transportation industry with nose cones, barriers, railroad ties and railway crossing mats. Through an agreement with Crumb Rubber Technologies, Inc., ("CRT"), the Company gains the capability to produce crumb rubber that can be combined with recycled plastic waste and virgin plastic to produce the Company's GEM Stock which will be used in the production of the Company's proposed consumer and industrial products, sold as a merchant chemical to other users of crumb rubber or sold in its raw state. Through an agreement with BFI Tire Recyclers of Georgia, Inc., a wholly owned subsidiary of Browning-Ferris Industries ("BFI"), the Company has a secured multi-year supply of waste tires to feed the Company's Jackson, Georgia crumb rubber processing operation.

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear was incorporated under the laws of the State of Delaware on September 5, 1972 and was reincorporated under the laws of the State of Alabama on December 7, 1990. DuraWear which is located in Birmingham, Alabama, manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk material handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation.











PRODUCTS AND SERVICES

MOLDING OPERATION

         The Company's Molding operation was established primarily to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable. In order to offset expenses associated with capital leases for the required injection molding equipment, the Company decided to accept contract (or custom) molding jobs in order to keep the resident equipment productive. Accordingly, the Molding operation has, since its inception, provided customers with a reliable, cost-effective, high-quality source for the manufacture of plastic and thermoplastic rubber parts. Traditional contract manufacturing is widely used in the plastic and thermoplastic rubber industries as a cost effective alternative to in-house manufacturing. Generally, the customer owns design molds for use in the manufacture of its products or parts and provides the molds to outside injection molding companies, such as the Company.

         The Company combines leased state-of-the-art injection molding equipment, comprehensive quality and production control systems, and consultation on mold design and modification to improve labor costs and assembly times, reduce waste and improve end-product quality. The Company has also assisted several customers in converting their products from virgin materials to the use (in whole or in part) of recycled materials.

         Initially begun as an adjunct to its injection molding operations, the Molding operation also offers product assembly services. Components are produced by, and/or delivered to, the Molding operation by customers and assembled to the required stage of completion.

RECYCLING OPERATION

         The Recycling operation was established to identify processing techniques and alternative lower-cost sources of supply of rubber and plastic waste for recycling, as well as to identify rubber and plastic based end-products for which there is significant market demand. The Company has identified, as its first potential market opportunity, a proprietary raw material -- GEM Stock -- and consumer products that are to be manufactured using GEM Stock which incorporate crumb rubber recovered from discarded automobile tires and plastic waste.

         The Recycling operation's first facility located in Jackson, Georgia is primarily engaged in the production of high-quality crumb rubber products. This facility has and continues to operate under limited operating conditions as both equipment and processes are being evaluated and refined in order to maximize the production capabilities of the facility. The products generated by this operation include crumb rubber, which is sorted into various mesh sizes to address specific market applications, and a variety of other rubber feedstocks.

         The Company has developed and is currently marketing on a limited basis, a proprietary thermoplastic rubber material, called GEM Stock using recovered crumb rubber in combination with recycled plastic waste and virgin plastic. In April 1996, the Company signed a license agreement with Plastic Solutions of Texas, Inc. ("PSTI") for the exclusive world wide right and license to use PSTI's proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. This license agreement provides the Company with the ability to incorporate significantly more types of low cost recycled plastic and rubber into the production of GEM Stock. As currently manufactured, products made using GEM Stock have properties that are comparable to those products made using virgin rubber or plastic at a significant cost savings to the Company. The Company believes that GEM Stock is suitable as a raw material for use in the manufacture of many of the types of commercial parts and products currently manufactured by the Molding operation. To date, revenues from products made using GEM Stock have accounted for less than 10% of the Company's revenues, and, as a result, there can be no assurance that the Company will be able to manufacture GEM Stock in quantities necessary to achieve significant revenues and profits.

         The Company also intends to use GEM Stock as the primary raw material in the manufacture of the Company's proposed line of environmentally friendly, or "green" consumer products, such as recycling totes, trash cans, playground and recreational furniture, landscape timbers, corral and picket fencing, storage bins, and home-use composters. These products are intended to be made using the broad spectrum of crumb rubber mesh (or particle) sizes to be produced at the Jackson, Georgia facility. The Company is evaluating the economic and manufacturing feasibility of several of these proposed products and has conducted preliminary discussions with possible distributors of such products. There can be no assurance that such discussions will result in orders for the products, consumer acceptance of the products or significant revenues for the Company. Management believes that the Company's internal needs for GEM Stock will be addressed first, thereby allowing the Company to become its own customer for raw materials for use in the manufacture of its GreenMan products.



DURAWEAR

         DuraWear manufactures and markets ceramic, polymer composite and alloy steel materials, specifically engineered to resist the highly abrasive conditions typically encountered in bulk material handling systems. DuraWear sells its products primarily to industries where the process equipment experiences significant wear as a result of material movement over equipment surfaces ("abrasion-wear") or material impact on equipment surfaces ("impact-wear"). Such industries include paper and pulp, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

         Ceramics. DuraWear produces CeraDur(R), a pale green colored ceramic plate made of approximately 96% alumina, less than 2% silica and a small amount of nickel, which are combined and fired at very high temperatures, resulting in high density and very low porosity products. These properties make CeraDur(R) one of the most abrasion-resistant ceramic plates commercially available for application in highly abrasive conditions. CeraDur(R) is rated 9 on Moh's scale (an engineering scale which compares material hardness) and second in hardness only to diamond, which is rated 10. Other commercially available products generally contain less than 96% alumina and are fired at lower temperatures, resulting in a less dense product with 25% to 50% less wear life compared to CeraDur(R).

         The Company also manufactures another ceramic product called Aluminox(R), which contains approximately 90% alumina and a small amount of nickel. Aluminox(R) is designed to provide less abrasion resistance as compared to CeraDur(R) for markets and applications where a lower cost alternative is required.

         Polymer Composites. DuraWear distributes two polymer composites for abrasion-wear applications. Xylethon(R) has a cellular chain structure which makes it a highly dense plastic material. Its alloyed matrix yields superior adhesion resistance and dimensional stability when compared to polyvinyl chloride ("PVC"), polyurethane and ultra high molecular weight ("U.H.M.W.") polyethylene. Xylethon(R) is lightweight compared to abrasion-resistant steel plates, which are generally nine times heavier, and is less susceptible than steel to the distortions caused by thermal cycles.

         Trowellable Coatings. In areas where pre-engineered shapes cannot be installed, trowellable cements and mortars are applied to provide wear resistant linings. The two basic types of coatings are ceramic based epoxy mortars and metal based epoxy mortars. Ceramic mortars consist of micromesh particles of alpha alumina in an epoxy matrix. Metal-based mortars contain metal powders in an epoxy matrix. The coatings have been specifically formulated for strong adherence to a great variety of substrates. The linings are used for vertical or horizontal surfaces including walls, floors, and roofing.

MANUFACTURING

MOLDING OPERATION

         The Company conducts all its injection molding and assembly operations at its leased 45,000 sq. ft. facility located in Malvern, Arkansas. The Molding operation uses leased state-of-the-art injection molding equipment that is energy and labor efficient, has fast cycle times, and minimizes production waste.

         The Company may need to expand its existing manufacturing operations through strategically located satellite operations should the decision be made to expand existing capabilities to include compression molding, for consumer and industrial floor mats, and extrusion capabilities for the manufacture of fencing, landscape timbers, and other outdoor products. There can be no assurance that the additional customers, if any, gained by establishing new manufacturing facilities will justify the expense of constructing, staffing and operating such facilities or that the Company will not experience difficulties in supervising and coordinating the activities of separate locations.






RECYCLING OPERATION

         The Recycling operation's crumb rubber plant in Jackson, Georgia is located in a 15,000 sq. ft. building on land that is leased from BFI under a multi year agreement. In October 1995, the Company placed a purchase order for cryogenic recycling equipment and was required to place a 50% or $700,000 deposit with the equipment manufacturer for each cryogenic recycling equipment line ordered. In March 1996, the Company made a second $700,000 deposit towards the purchase of another cryogenic recycling equipment line. The Recycling operation has and continues to operate under limited operating conditions as both equipment and processes are being evaluated and refined in order to maximize the production capabilities of the facility.

         As of May 31, 1996, the first cryogenic recycling equipment line has been delivered and the Company is working with the equipment manufacturer to finalize installation, operation and acceptance of the initial cryogenic recycling equipment.

DURAWEAR

         DuraWear manufactures only its ceramic products at the facility it owns which is located in Birmingham, Alabama on five acres of land. DuraWear's polymer composites and other products are manufactured by third parties on a contract basis. DuraWear's polymer composites are currently produced by only one supplier to DuraWear's specifications under a confidentiality agreement, and the number of alternative suppliers is limited. Management has identified several alternative suppliers for DuraWear's polymer composites in the event that there are any adverse changes in its existing relationships. With the exception of its polymer composites, the Company believes that there are multiple manufacturing sources available for DuraWear's other products. While DuraWear has long-standing relationships with its current suppliers, such facilities are not controlled by DuraWear, and they could sever their relationships with DuraWear at any time. In such event, particularly as regards the products for which there are now limited suppliers, it could be difficult for DuraWear to find other suppliers that could manufacture DuraWear's products to the specifications required by DuraWear on acceptable terms, if at all.

RAW MATERIALS

MOLDING OPERATION

         Generally, raw materials required for the Molding operation are purchased directly from suppliers on a purchase order basis rather than a contract basis. The Molding operation purchases such materials on an "as and when needed" basis, primarily from five suppliers. There can be no assurance that, absent contracts with firm price and delivery terms, that suppliers will not increase their prices, change their credit terms or impose other conditions of sale that may be unfavorable to the Company. While the Company does not believe that it would experience any significant difficulty in obtaining materials from alternative sources on comparable terms, there can be no assurance that such supplies could be obtained on price and delivery terms favorable to the Company. Until such time, if ever, that the Company begins to produce GEM Stock in sufficient quantities for its own use on a cost efficient basis, it is and will be required to purchase crumb rubber and recycled and virgin plastic from third parties in order to produce its proposed GreenMan consumer products. Management believes that there are currently a limited number of suppliers of high-quality crumb rubber that is free of fiber and metal. In addition, when and if the Company commences production of GEM Stock in commercial quantities, it will require primarily used tires as raw materials.

RECYCLING OPERATION

         The  Company  believes  that  the  overall  supply  of  tires  will  be sufficient to meet the Company's requirements for crumb rubber in the foreseeable future based on the Company's agreement with BFI whereby BFI will supply the Recycling operation with a minimum of 3.5 million tires per year, initially for 5 years with the ability to extend the agreement for another 15 years. The Company has reason to believe that through it's nationwide operations, BFI has access to more than 40 million additional tires per year for processing. In addition, according to Scrap Tire News, nearly 255 million passenger automobile tires are currently discarded annually in the U.S., and of that total approximately 1% are used for asphalt pavement, 11% are burned to provide energy, approximately 2% are processed for retreading; and the remaining tires are landfilled, adding more than 200 million tires annually to the estimated 3 billion tires already stockpiled in landfills.





 DURAWEAR

         DuraWear obtains its primary raw materials, consisting of alumina and nickel oxides from a number of sources on a purchase order rather than a contract basis. Therefore, the price and other terms upon which such materials are obtained are also subject to change over which DuraWear has no control. Management believes that competitive alternate sources of such raw materials are available, but there can be no assurance that this would be the case at a time when such sources might be needed by the Company.

PRODUCT DEVELOPMENT

         In April 1996, the Company signed a license agreement with Plastic Solutions of Texas, Inc. ("PSTI") for the exclusive world wide right and license to use PSTI's proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The Company paid a one-time licensing fee at signing of the agreement and no additional fees are due if the Company uses the licensed technology in the manufacture of its own products (i.e. GEM Stock products). A 3% royalty is due in situations where the additive technology is sold as raw material. This license agreement allows the Company the ability to incorporate a broader range of low cost recycled plastic and rubber into the production of GEM Stock. As currently manufactured, products made using GEM Stock have properties that are comparable to those products made using virgin rubber or plastic at a significant cost savings to the Company.

         In addition to its efforts relating to the recovery of crumb rubber and production of GEM Stock, the Company may seek to develop new products, which may involve entering into joint ventures or other strategic alliances. The Company has not to date entered into any such relationships other than noted above, with respect to new products, nor can there be any such assurance that the Company will be successful in entering into such relationships, nor that it will be able to develop new products which result in revenues or profits to the Company.

CUSTOMERS

MOLDING OPERATION

         In the fiscal year ended May 31, 1994, two customers, Jacuzzi Brothers Division, Little Rock, ("Jacuzzi") and Klipsch and Associates
("Klipsch"),accounted for approximately 67% and 17%, respectively, of the Company's net sales and in the fiscal year ended May 31, 1995, three customers, Jacuzzi, Stant Manufacturing, Inc. and R. G. Sloane & Co. Inc., accounted for approximately 62%, 14% and 10%, respectively, of net sales. In the fiscal year ended May 31, 1996, two customers, Jacuzzi and Stant Manufacturing, accounted for approximately 38% and 14%, respectively, of the Company's consolidated net sales Currently, the Molding operation serves customers in a number of industries such as: Jacuzzi -- water filters and pumps; Klipsch -- stereo components and speakers; Stant Manufacturing, Inc. -- automotive gas caps; R. G. Sloane & Co., Inc. -- plumbing products; and Essic Air Products, a division of Wal-Mart Corporation - humidifier component parts.

RECYCLING OPERATION

         As of May 31, 1996, the Recycling operation had not yet commenced commercial production of crumb rubber and therefore had no revenue for the fiscal year ended May 31, 1996. The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the building industry with anti-fatigue floor mats, roofing products, and timbers; the lawn and garden market with landscape timbers, and fencing; the consumer products market with trash containers, recycling totes, and storage containers; and the transportation industry with nose cones, barriers, railroad ties and railway crossing mats. Management also believes that the Company's internal needs for it's GEM Stock will allow the Company to become its own customer for raw materials for use in the manufacture of its GreenMan products.

DURAWEAR

         DuraWear did not have any customers which accounted for 10% or more of consolidated net sales during the fiscal year ended 1996. DuraWear's customers include Georgia Pacific, Boise Cascade, Container Corp. of America, Champion International, Thompson Coal, Greyco, and various power utilities throughout the U.S.

         The Company does not have any long-term contracts pursuant to which any customer is required to purchase any minimum amount of products. There can be no assurance that the Company will continue to receive orders of the same magnitude as in the past from existing customers or that it will be able to market its current or proposed products to new customers. The loss of any major customer would have a materially adverse effect on the business of the Company as a whole.





SALES AND MARKETING

         The Company has begun to utilize outside manufacturer's sales representative organizations, in addition to its on-going in-house sales activities. DuraWear has in place a network of sales representatives for both domestic and international sales, which may be used by the Company in connection with the sale of its products.

         Assuming the Company succeeds in manufacturing crumb rubber and GEM Stock in commercial quantities at an acceptable cost, of which there can be no assurance, a significant portion of the Company's production will be utilized for internal use in the manufacture of the proposed GreenMan consumer products. Any excess material will likely be compounded (mixed) on a contract basis and then be offered for sale on a merchant chemical basis through such compounder's traditional sales vehicles, as well as directly through the Company.

         The Company's proposed consumer products will be sold through the Company's agreement with Big East Sales and Marketing, Framingham, Massachusetts
- -- a firm with a national presence in the wholesale and retail consumer markets through a nationwide sales representative network, and which has more than 25 years experience selling directly to major discount department store chains, builders' supply and hardware store chains, and lawn and garden stores. Big East Sales and Marketing has established a separate operating unit called Big East Green which is dedicated to marketing, selling and promoting the Company's environmentally friendly GEM Stock consumer products.

         DuraWear markets its products primarily to the process industry where material movement typically causes abrasion resulting in wear of the process equipment. Applications for DuraWear's products span many industries such as paper and pulp, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

COMPETITION

MOLDING OPERATION

         The injection molding contract manufacturing industry is highly competitive and characterized by severe price cutting by small regional contractors. While the Company believes that its facility, modern equipment and advanced quality control are attractive features to potential customers, there can be no assurance that the Company can capture adequate competitive contracts to achieve or sustain profitability, either at its present location or at any satellite location it seeks to establish.

         In seeking to introduce and market its proposed GreenMan consumer products, the Company will be competing with many established manufacturers of similar products. Most of these competitors have substantially greater financial and marketing resources and significantly greater name recognition among both retailers and consumers than the Company. A number of companies with products made from recycled tires have already entered the market. For example, OMNI Rubber Products manufactures solid-rubber, non-steel reinforced railroad crossings from recycled crumb rubber and R.A.S. Recycling, Inc., together with Royal Rubber Manufacturing, are developing playground and recreational surfacing mats made of recycled tire rubber. In addition, several companies manufacture products similar to the Company's proposed GreenMan line of products, such as industrial floor mats, playground furniture, and landscape timbers. There can be no assurance that the Company will be able to compete successfully in the consumer market.

         If the Company is successful in manufacturing and selling its GEM Stock, of which there can be no assurance, the Company will compete with other producers and suppliers of traditional plastic and thermoplastic rubber products, including recycled and virgin products. The Company's success in marketing its products will depend on its ability to convince potential buyers that its products are of comparable or superior quality to alternative products and that its products are also comparable in cost to competing products. There can be no assurance that the Company will be able to compete effectively with established producers, many of which have substantially greater financial and manufacturing resources than those of the Company.





RECYCLING OPERATION

         Historically, companies in the tire processing industry have created significant amounts of tire derived fuel chips ("TDF") and crumb rubber, which had limited uses other than the generation of electricity which was not environmentally sound. There are a number of tire recycling companies in existence today which produce crumb rubber in limited quantities and varying levels of quality (ie. Rouse Rubber). There are also several companies that simply process tires into TDF to be burned as supplemental fuel or break down the tire material into it's elemental components ("Pyrolysis") and sell the components individually (ie. ECO2). The Company believes that the limited success experienced by these companies is due to the fact that this industry is disaggregated among small and under-capitalized companies and there has been limited success in identifying and producing end user products that incorporate recycled materials. The Company has developed a strategy for recycling tire and plastic waste which involves complete "closed loop" recycling from waste pile to end product.

         The Company's further-refined strategy involves the positioning of the Company to ensure a reliable, long-term source of supply for raw materials. The partnering agreement with BFI assures a minimum of 3.5 million tires per year initially for 5 years and potentially up to 20 years. This relationship with BFI is what management believes differentiates the Company from other competitors as it represents a multi-year commitment of a steady, reliable supply of high-quality raw materials to the Company's Recycling operation.

DURAWEAR

         DuraWear has several competitors for its products, most of whom have greater financial and marketing resources than DuraWear. In the ceramics market, competitors include Coors Ceramics Co., Champion and Packo Industrial Ceramics, Inc. and in the polymer composite market include Solidur Plastics, DuPont and BP America.

         DuraWear competes on the basis of the longer-lasting wear resistance performance of its products as compared to products offered by competitors. Management believes that DuraWear products offer customers significant cost advantages, notwithstanding DuraWear's products' higher prices.

GOVERNMENT REGULATION

         The Company's tire recycling and manufacturing activities maybe subject to extensive and rigorous government regulation designed to protect the environment. Management does not expect that the Company's activities will result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances (as is the case with other tire recycling processes such as pyrolysis). The establishment and operation of plants for tire recycling are subject to obtaining numerous permits and complying with environmental and other government regulations, both in the U.S. and most foreign countries. The process of obtaining required regulatory approvals can be lengthy and expensive. Moreover, regulatory approvals, if granted, may include significant limitations on the Company's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company from obtaining, or affect the timing of, regulatory approvals.

         The effect of government regulation may be to delay for a considerable period of time or to prevent the Company from developing its business as planned and/or impose costly requirements on the Company, the result of which may be to furnish an advantage to its competitors or to make the Company's business less profitable, or unprofitable, to operate.

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY RIGHTS

         None of the equipment or machinery that the Company or DuraWear currently use or intend to use in their respective current or proposed manufacturing activities are proprietary; any competitor can acquire equivalent equipment and machinery on the open market. The Company believes that it has developed specialized know-how in the blending of plastics and rubber for use in its molding machines and that its processes are proprietary. The Company has acquired exclusive world-wide rights to a proprietary additive technology (PSTI) which will enable the Company to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires. The Company also believes that many of the formulae and processes used in manufacturing DuraWear's products are proprietary, and DuraWear has executed confidentiality agreements with the appropriate employees and subcontractors. However, there can be no assurance that competitors will not develop processes or products of comparable efficiency and quality. DuraWear does not have any patents and does not believe any of its products are patentable. Moreover, there can be no assurance that any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action, and such an action would divert funds and resources otherwise available for use in the Company's operations. Consequently, there can be no assurance that the Company would elect to prosecute potential patent infringement claims it might have. Furthermore, there can be no assurance that the Company's proposed products will not infringe any patents or rights of others.

         The Company has used the name "GreenMan" and other trade names in interstate commerce and asserts a common law right in and to such names. A trademark search has been conducted for the name "GreenMan" which found that there are no significantly similar names currently being used in the Company's current and intended industries. The Company intends to file an application with the U.S. Department of Commerce, Patent and Trademark Office to register its name and establish trademark rights. There can be no assurance, however, that such a trademark application will be approved. Although the Company has been using the GreenMan name for its custom molding services and has not yet begun significant marketing for its consumer products, the inability of the Company to continue to use the name in connection with such services as well as in connection with the proposed GreenMan consumer products could have an adverse effect on the Company's efforts to establish name recognition for its products in the commercial and consumer marketplaces.

         DuraWear has registered trademarks for a number of its products, including CeraDur and Xylethon and has used the name "ExcelloSlide" and other trade names in interstate commerce and asserts a common law right in and to such names. There can be no assurance, however, that such right would sufficiently protect the Company's right to use such names or that, if and when the Company files trademark applications for such names, that such applications would be approved.

EMPLOYEES

         As of May 31, 1996, the Company had approximately 85 employees which includes 23 employees located at DuraWear.

         Neither the Company nor DuraWear are a party to any collective bargaining agreements, and they each consider the relationship with their employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Molding operation currently occupies approximately 45,000 square feet of combined industrial/manufacturing space in Malvern, Arkansas, including 2,000 square feet of office space under a lease with an unaffiliated third party that expires on May 31, 1997 at a monthly rent of $5,325.

         In October 1995, the Company entered into a three year lease for approximately 2,700 square feet of administrative office space, located in Lynnfield, Massachusetts at a monthly rental of $3,238.

         In December 1995, the Company entered into a five year lease agreement with BFI Tire Recyclers of Georgia, Inc. ("BFI") whereby the Company will lease for $1 per year, approximately 15,000 square feet of land located in Jackson, Georgia on which a tire recycling facility has been built. The Company is responsible for all improvements and operating costs relating to the leased premises. This agreement can be extended for up to three additional five year terms with the consent of both parties.

         DuraWear owns two industrial buildings and an office building in Birmingham, Alabama, located on five acres of land zoned for industrial expansion. Both industrial buildings are suitable for manufacturing/production operations. DuraWear currently utilizes 75% of the available space, with excess capacity to handle approximately three times their current production volume. There is readily available space for possible expansion if needed.

         Management believes that the Company's existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1994, the Company was sued in Robert H. Jones v. GreenMan Technologies, Inc. in the 15th Judicial District Court in Lafayette, Louisiana, by a former consultant who seeks, among other things, unpaid consulting fees, as well as licensing fees/royalties relating to the Company's alleged use of a cryogenic process for recovering crumb rubber that Mr. Jones alleges he developed. The Company has retained Louisiana counsel and is contesting this lawsuit vigorously. The Company believes that the outcome will not have a material adverse effect on the Company or its business. Neither the Company nor DuraWear is a party to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company conducted a Special Meeting of Stockholders on Friday June 7, 1996. The matters considered at the meeting were (1) approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 10,000,000 to 20,000,000; (2) approval of an increase in the number of shares of Common Stock authorized under the 1993 Stock Option Plan from 410,000 to 1,000,000 and (3) approval of the adoption of the 1996 Non-Employee Director Stock Option Plan.

The results of each vote was as follows:

Broker
                                                                          For           Against  Abstain       Non Votes
                                                                          ---           -------  -------       ---------
VOTE 1 - Amendment to the Certificate of Incorporation
            to increase the authorized number of shares of
            Common Stock to 20,000,000                                 3,717,491        526,846  11,825              ---
VOTE 2 - Approval to increase the number of shares
            authorized under the 1993 Stock Option Plan                2,184,458        541,575  26,375        1,503,754
VOTE 3 - Approval of adoption of the 1996 Non-
            Employee Director Option Plan                              2,161,030        575,500  24,975        1,494,657


                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and the Class A Common Stock Purchase Warrants are traded on the NASDAQ SmallCap Market under the symbols "GMTI" and "GMTIW", respectively, and listed on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively since October 2, 1995. The following table sets forth the high and low bid quotations for the Common Stock and Class A Common Stock Purchase Warrants for the periods indicated as quoted by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                             Class A Common Stock
                                                                   Common Stock               Purchase  Warrants
                                                                   ------------               ------------------
                                                                High          Low         High                 Low
                                                                ----          ---         ----                 ---
FISCAL 1996
Quarter Ended November 30, 1995 (from October 2)               $8.63         $6.00       $3.00                $1.00
Quarter Ended February 29, 1996                                 7.50          2.50        3.00                 1.00
Quarter Ended May 31,1996                                       6.38          4.00        3.00                  .75

FISCAL 1997
Quarter Ended August 31, 1996                                  $4.13         $2.25       $1.38                $ .13


         On September 10, 1996, the closing bid price of the Common Stock was $2.19 and the closing bid price for the Class A Common Stock Purchase Warrants was $ .38.

         As of September  10, 1996 the Company  estimated  that the  approximate
number  of  stock  holders  of  record  of  the  Company's   Common  Stock  were
approximately 950.

         The Company has not paid any cash dividends on its Common Stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

         In August 1996, Landmark International, the Company's IPO underwriter and market maker suspended market-making operations. The Company has in excess of 20 registered market makers and is continuing its efforts to expand the number of firms making market in the Company's securities.





ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         GreenMan Technologies, Inc. was incorporated in 1992 to primarily develop, manufacture, assemble and sell environmentally friendly plastic parts and products. The Company's Molding operation provides injection molding manufacturing services in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps and computer accessories.

         The Company's Recycling operation was established to develop lower cost sources of supply of rubber and plastic waste for recycling as well as to identify rubber and plastic based end-products for which management believes there is a significant market demand. The Company has targeted several markets with products incorporating recovered crumb rubber including the building industry with anti-fatigue floor mats, roofing products and timbers, and the lawn and garden market with landscape timbers and fencing.

         In October 1995, the Company sold in its initial public offering ("IPO"), 1,265,000 shares of common stock at $5.00 per share and 1,265,000 redeemable Class A common stock purchase warrants at $.10 per warrant and received net proceeds of approximately $5,390,000 after underwriting commissions and other issuance costs paid at the closing.

         Simultaneous with the closing of the IPO, the Company acquired all of the outstanding common stock of DuraWear Corporation, ("DuraWear") a company which manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation. The consolidated financial statements include the results of DuraWear for the period of October 10, 1995 to May 31, 1996.


RESULTS OF OPERATIONS

YEAR ENDED MAY 31,1996 COMPARED TO THE YEAR ENDED MAY 31,1995

         Consolidated net sales for the year ended May 31 1996 ("fiscal 1996") were $4,338,538 as compared to $2,127,745 for the year ended May 31, 1995 ("fiscal 1995"). The increase in net consolidated sales of $2,210,793 or 104% was due to a 50% or $1,071,896 increase in contract molding and assembly business and the inclusion of $1,138,897 of DuraWear sales. During fiscal 1996, approximately 38% and 14% of consolidated net sales were accounted for by Jacuzzi Brothers Division, Little Rock, ("Jacuzzi") and Stant Manufacturing Inc. ("Stant") respectively. During fiscal 1995, approximately 62%, 14% and 10% of net sales were accounted for by Jacuzzi, Stant and R. G. Sloane & Co., Inc. ("Sloane"), respectively.

         Gross profit for fiscal 1996 was $1,108,540 or 26% of consolidated sales as compared to $312,063 or 15% of sales for fiscal 1995. This improvement in gross profit was primarily due to the inclusion of DuraWear sales which generated a 54% gross margin while molding and assembly operations generated a consistent 15% gross margin for the fiscal 1996 period.

         Research and development expenditures were $66,610 for fiscal 1996 as compared to $223,061 for fiscal 1995. The majority of the 70 % decrease is attributable to the termination of two product development projects in fiscal 1995. This decrease was offset by the Company's ongoing efforts to identify new proprietary products and expand the applications of existing product lines.





         Selling, general and administrative expenses were $2,406,794 for fiscal 1996, or 55% of consolidated sales as compared to $619,163, or 29% of sales, for fiscal 1995. The increase of $1,787,631 was primarily attributable to the inclusion of DuraWear's operating expenses of $817,831, which included $77,778 relating to amortization of the three-year non-competition agreement and $33,232 relating to goodwill amortization. In addition, the Company's expenses increased due to the addition of new employees, increased corporate development and marketing activities and increased expenses related to the Company's becoming a public company in October 1995.

         As a result of the foregoing, the operating loss for fiscal 1996 increased by $834,703 to $1,364,864 or 31% of consolidated sales, as compared to an operating loss of $530,161, or 25% of sales for fiscal 1995.

         The Company repaid approximately $1,073,000 of bridge loans in October 1995 from the proceeds of its IPO which contributed to the $177,525 decrease in interest expense for fiscal 1996 as compared to fiscal 1995. In addition, the Company recorded additional interest expense in fiscal 1995, in connection with the March 1995 modification of the note payable to Budra Management Corporation. These decreases were slightly offset by the inclusion of DuraWear's interest expense of $28,900 for fiscal 1996.

         The Company experienced a net loss of $1,578,321, or $.34 per share for fiscal 1996 as compared to a net loss of $1,092,006, or $.27 per share for fiscal 1995.

YEAR ENDED MAY 31,1995 COMPARED TO THE YEAR ENDED MAY 31,1994

         Net sales for fiscal 1995 were $2,127,745 compared to $1,164,111 for the year ended May 31, 1994 ("fiscal 1994"). The 83% increase in sales resulted from additional contract molding business, increases in the customer base, and the generation of new assembly business. During fiscal 1995, approximately 62%, 14% and 10% of net sales were accounted for by Jacuzzi, Stant and Sloane, respectively, and during fiscal 1994, approximately 67% and 17% of net sales were accounted for by Jacuzzi and Klipsch and Associates ("Klipsch"), respectively.

         Gross profit for fiscal 1995 was $312,063, or 15% of net sales, compared to approximately $37,991, or 3% of net sales, for fiscal 1994. The improvement in gross profit was a result of higher pricing for both new and existing contracts and lower per unit manufacturing costs associated with increasing volume as operations expanded from one shift to three shifts.

         Research and development expenses for fiscal 1995 increased by $178,005, to $223,061, from $45,056 in the comparable prior period. The increase in research and development expenses are primarily due to $180,000 in expenses under the Company's product development agreement with Environmental Roofing Systems, Inc. ERSI, an unrelated corporation, which has been terminated. Under this agreement, the Company conducted product testing and market research for all-weather roofing products using recovered crumb rubber from discarded automobile tires. The Company does not intend to use this technology in the future in its development of consumer or other products. The Company paid $110,000 owed to ERSI as final payment under the agreement from the proceeds of the IPO in fiscal 1996. Management does not expect to incur any additional expenses in the future in connection with the termination of this agreement.

         Selling, general and administrative expenses were $619,163, or 29% of net sales, during fiscal 1995, compared to $328,672, or 28% of net sales, during fiscal 1994. This increase of $290,491 was primarily the result of increases in salaries and payroll taxes of approximately $206,000, increases in professional fees of approximately $30,000, and increases of $34,000 in business travel expenses. The increase in salary expense was primarily the result of the addition of several administrative positions needed to support the increase in business activity. The increase in professional fees was primarily the result of the payment of consulting fees to the Company's non-salaried Chief Executive Officer and the forgiveness of stock subscriptions receivable in the aggregate amount of $12,545 from the Company's founders in consideration of services rendered during start-up operations. The increase in business travel was due to corporate business development activities. Selling, general and administrative costs are expected to increase as a result of increased sales activity and the costs associated with operating a public company.

         As a result of the foregoing, the operating loss for fiscal 1995 increased to $530,161 from $335,737 for fiscal 1994. The operating loss as a percentage of net sales decreased to 25% of net sales for fiscal 1995 from 29% of net sales for fiscal 1994.

         Other income (expense), net for fiscal 1995 was ($561,845) compared to ($324,368) for fiscal 1994. The increase in other expense was primarily due to an increase of approximately $242,926 in interest expense and an increase of $65,000 in deferred offering costs expensed. The increase in interest expense was due to an increase of $175,000 in the interest expense on the notes payable to Budra Management Corp. ("Budra") as a result of the modification of the terms of the note to provide for the issuance to Budra of 100,000 shares of Common Stock, valued at $500,000, at the Closing of the IPO in lieu of a $250,000 cash payment payable one year after the Closing. As a result of the modification, the effective interest rate on the note increased to 53% per annum. In addition, interest on the notes payable, investors increased by $61,000 as a result of the increase in outstanding borrowings over the 18 months ended May 31, 1995.

         The Company experienced a net loss of $1,092,006, or $.27 per share for fiscal 1995 as compared to a net loss of $660,105 or $.16 per share for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has satisfied its capital requirements through the sale of common and preferred stock to investors, loans from unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock in lieu of cash for services rendered.

         On October 10, 1995, the Company raised approximately $5,390,000 from its IPO, after underwriting commissions and other issuance costs paid at the closing. The proceeds of the IPO were used to repay outstanding bridge loans, and past due accounts payable, to acquire DuraWear, to construct a crumb rubber recovery facility, to expand the injection molding operations, to retain the underwriter as a financial consultant for a period of three years and for general working capital needs.

         In  January  1996,  the  Company  made  a  $500,000   advance  under  a
non-interest bearing loan agreement to a company owned by one of its directors. On June 26, 1996, this advance was returned to the Company in its entirety.

         During the period of February 1996 to May 1996 the Company borrowed $1,500,000 in aggregate from a company of which two of the Company's directors also hold positions as directors and or officers of the company. These note payable bear interest at 10% per annum with principal and interest due in three
(3) $500,000 increments at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on September 30, 1996, January 1, 1997 and June 1, 1997, respectively. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share The Company has the right to prepay any and all installments without penalty.

         Subsequent  to year-end, the Company  borrowed an  additional  $200,000 from this company. The note payable bears interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on January 1, 1997. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share.

         In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% (9.75 % at May 31, 1996) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing. At May 31, 1996, the Company had cash of $153,172, a working capital deficit of $1,202,996, net capital of $3,535,826 and accumulated losses of $3,698,454. These balances reflect the repayment of approximately $1,073,000 of bridge loans, approximately $450,000 of past due accounts payable, the payment of $400,000 in connection with the acquisition of DuraWear, $1,883,400 relating to equipment deposits, approximately $217,000 for capital additions (excluding the crumb rubber facility costs) and the payment of $108,000 pursuant to the underwriter's three year consulting contract.

         The Company allocated approximately $1,000,000 of the proceeds from its IPO for the construction of the crumb rubber recycling facility. As of May 31, 1996, approximately $865,000 of the total estimated construction costs of $1,000,000 has been expended. In October 1995, the Company placed a purchase order for cryogenic recycling equipment and was required to place a 50% or $700,000 deposit with the equipment manufacturer for each cryogenic recycling equipment line ordered. In March 1996, the Company placed a second $700,000 deposit towards the purchase of another cryogenic recycling equipment line.

         As of May 31, 1996, the first cryogenic recycling equipment line has been delivered and the Company is working with the equipment manufacture to finalize installation, operation and acceptance of the equipment. Accordingly, the Company has not to date remitted the final $300,000 payment to the vendor for the first line. Management expects to finance a substantial portion of the equipment costs through lease financing arrangements with third parties.







         Based on the Company's operating plans, management believes that the available working capital together with revenues from operations and the purchase of equipment through lease financing arrangements, will be sufficient to meet the Company's cash requirements through the first quarter of fiscal 1997. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

FACTORS AFFECTING FUTURE RESULTS

         The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) completion of the Company's crumb rubber facility and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products thereby reducing its reliance on a few major customers; (iii) the Company's ability to integrate and manage the operations of DuraWear, its recently acquired subsidiary; (iv) market acceptance of the Company's proposed Gem Stock material and GreenMan consumer products, (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's' plans and objectives, are based on assumptions that the Company will be successful in completing its crumb rubber facility, that it will produce crumb rubber at a price that will be competitive in the market, that the company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. As a result of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in the Company's business, forward looking statements made in this report should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ENVIRONMENTAL LIABILITY

         The  Company  has  no  known  material   environmental   violations  or
assessments.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation" in the year ended May 31, 1997. As discussed in Note 1 to the consolidated financial statements, the adoption of these new accounting standards is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.


ITEM 7.  FINANCIAL STATEMENTS

         For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-20 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None





ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Directors and executive officers of the Company are as follows:

                             NAME                      AGE                   POSITION
                             ----                      ----                  --------
           Maurice E. Needham ......................    56     Chairman of the Board of Directors;
                                                                                                     Chief Executive Officer
           James F. Barker..........................    55     President, Director
           Joseph E. Levangie.......................    51     Chief Financial Officer; Treasurer;
                                                                                                     Secretary; Director
           Lew F. Boyd..............................    51     Director
           Buster C. Glosson........................    51     Director


         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected by the stockholders. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. No director receives compensation for services as a director.

         The Company has established an Audit Committee consisting of Mr. Levangie and Mr. Boyd and a Compensation Committee consisting of Messrs. Needham, Boyd and Glosson.

         MAURICE E. NEEDHAM has been Chief Executive Officer and a Director of the Company since June 1993. He also serves as Chairman of Dynaco Corporation ("Dynaco"), a manufacturer of flexible printed circuit boards which he founded in 1987. Dynaco filed for an orderly liquidation under bankruptcy protection in July 1993 and emerged from such protection in February 1994, as a division of Palomar Medical Technologies, Inc., a Beverly, Massachusetts company engaged in the development of advanced medical equipment. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a printed circuit board manufacturer, where he served as President, Chief Operating Officer and Director.

         JAMES F. BARKER is the founder of and has been President and a Director of the Company since its inception in September 1992. Mr. Barker has over 14 years experience in the plastics industry with both manufacturing and OEM sales activities in areas including injection molding, extrusion, blow molding, machinery rebuilding and repair services and manufacturing plant operations and design. From 1991 to September 1992, Mr. Barker was a Sales Engineer with Adams Engineering & Equipment, a distributor of injection molding machines, extruders and auxiliary equipment. From 1987 to 1990, he was a Sales Manager for Wood Service, Inc., a provider of machinery rebuilding and repair services for injection molding, extrusion and blow molding equipment.

         JOSEPH E. LEVANGIE has been Chief Financial Officer and a Director of the Company since its inception and Treasurer and Secretary since June 1993. Mr. Levangie is the founder and has been since its inception in 1981, the Chief Executive Officer of JEL & Associates, which specializes in corporate finance and business strategy and development. Mr. Levangie serves as a Director of Palomar Medical Technologies, Inc., publicly traded company.

         LEW F. BOYD has been a Director of the Company since August 1994. Mr. Boyd is the founder and has been since 1986 the Chief Executive Officer of Coastal International, Inc., an international business development and technology transfer firm.

         BUSTER C. GLOSSON has been a Director of the Company since August 1994. From 1965 until June, 1994, he was an officer in the United States Air Force
(USAF), most recently as a Lieutenant General and Deputy Chief of Staff for plans and operations, Headquarters USAF, Washington D.C. Lieutenant General Glosson is a veteran of combat missions in Vietnam and, during the Gulf War, he commanded the 14th Air Division and was director of campaign plans for U.S. Central Command Air Forces, Riyadh, Saudi Arabia. Lt. General Glosson is now a private consultant to high technology industries. He serves as a Director of Palomar Medical Technologies, Inc. and The American Materials and Technology.






         The Company has agreed with the underwriter of its IPO (the "Underwriter") that, for a period of no less than three years from the Closing, the Underwriter may designate an adviser to the Board of Directors who will be entitled to attend and receive notice of all meetings of the Board. The advisor will receive the same compensation as paid by the Company to its other non-executive Directors and will be reimbursed for all costs incurred in attending the meetings. In lieu of designating an advisor, the Underwriter may designate a person to serve as a Director on the Board. The Company has also agreed to indemnify the adviser or Director against any claims arising out of participation at Board meetings.

KEY EMPLOYEE; CONSULTANT

         CHARLES E. COPPA, 33, has served as the Company's Corporate Controller since October, 1995. A CPA, he most recently was CFO and Treasurer of Food
Integrated Technologies of Brookline, MA, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products and Corporate Controller for Avatar Technologies, Inc., a computer networking company; and serves currently on the board of directors of the Whistler House Museum of Art, Lowell, MA.

         DHANANJAY G. WADEKAR, 41, has acted as a consultant to the Company since inception. Mr. Wadekar was the sole stockholder and President of DuraWear prior to it being acquired by the Company in October 1995. The Company contracted with Mr. Wadekar to provide consulting services to the Company for one year following the sale of DuraWear for total consideration of $20,000, payable in equal monthly installments, commencing 30 days after the sale. Since 1988, he has been a Director and is currently the Executive Vice President and Chairman of the Board of DynaGen, Inc., a publicly traded company engaged in the development of diagnostic and therapeutic products for the human and veterinary health care markets.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Stockholders"), to file with the Securities and Exchange Commission ("the SEC") initial reports of ownership of the Company's Common Stock and other equity securities on Form 3 and reports of changes in such ownership on Form 4 and Form 5. Officers, directors and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16 (a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during and with respect to, its most recent fiscal year, and written representation that no other reports were required, all Section 16 (a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with.





ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chairman and Chief Executive Officer, its President and its Chief Financial Officer. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the years indicated.

                                                      SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                               FISCAL YEAR                                          SECURITIES
            NAME AND               ENDED                            OTHER ANNUAL     UNDERLYING     ALL OTHER
      PRINCIPAL POSITION          MAY 31,       SALARY    BONUS     COMPENSATION      OPTIONS    COMPENSATION(2)
      ------------------          ------        ------    -----    -------------     --------    ---------------
Maurice E. Needham............      1996      $42,924     $ --       $ 18,000(1)        --             --
   Chairman                         1995          --        --         36,000(1)                      2,850
                                    1994          --        --         24,000(1)      60,000           --

James F. Barker...............      1996       81,057       --           --             --            7,804
   President                        1995       66,000       --           --             --            3,383
                                    1994       68,538       --           --           60,000           --

Joseph E. Levangie............      1996       42,924       --         18,000(1)        --             --
   Chief Financial Officer          1995          --        --         36,000(1)       2,500          2,500
                                    1994          --        --         36,000(1)      10,000           --
- ---------
(1) Represents consulting fees paid or accrued.

(2) Represents payments made to or on behalf of Mr. Barker in fiscal 1996 for health insurance and auto allowances. In August 1994, the Company forgave stock subscriptions receivable from Messrs. Needham, Barker and Levangie for services rendered during the Company's start-up operations.

         There were no options granted during the fiscal year ended May 31, 1996 to the executive officers named in the Summary Compensation Table above.

         The following table sets forth information concerning the value of unexercised options as of May 31, 1996 held by the executives named in the Summary Compensation Table above. No options were exercised by such executive officers during the fiscal year ended May 31, 1996.

                                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                  AND FISCAL YEAR END OPTION VALUES(1)

                                                                                       VALUE OF UNEXERCISED
                                                    NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                                                    OPTIONS AT MAY 31, 1996              AT MAY 31, 1996 (2)
                                                    -----------------------              -------------------
                    NAME                           EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                    -----                          -----------   --------------     ------------    -------------
Maurice E. Needham..........................         24,000            36,000          $99,840          $149,760
James F. Barker.............................         24,000            36,000          $99,840          $149,760
Joseph E. Levangie..........................          6,500             6,000          $24,765           $24,960
- ---------
(1) There were no options  exercised by any of the executive  officers  named in the Summary  Compensation  Table in the twelve  months ended May 31,  1996.  The options granted to the executive officers became exercisable commencing June 10,
1994, at an annual rate of 20% of the underlying shares of Common Stock,  except for 2,500 options  granted to Mr.  Levangie during the fiscal year ended May 31,
1995, which are immediately exercisable.

(2) Assumes that the value of shares of Common Stock is equal to $4.25 per share, which was the closing bid price of the Company's Common Stock as listed by NASDAQ on May 31, 1996.





EMPLOYMENT AGREEMENTS

         In October 1995, the Company entered into three-year employment agreements with each of Messrs. Needham, Barker and Levangie pursuant to which Messrs. Needham and Levangie will receive a salary of $72,000 per annum and Mr. Barker will receive a salary of $80,000 per annum. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreements provide for the payment of six months salary as a severance payment for termination without cause. Prior thereto, Messrs. Needham and Levangie were compensated through consulting fees paid or accrued by the Company for their services as officers of the Company. Mr. Barker's agreement provides for him to devote all of his business time to the affairs of the Company, while Messrs. Needham and Levangie have agreed to devote approximately 40 hours per week of their business time to the affairs of the Company.

         All of the Company's executive employees have executed confidentiality and non-disclosure agreements concerning the Company's proprietary processes.

STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan (the "Plan") was adopted by the Board of Directors on June 10, 1993 and approved by the stockholders on June 10, 1993.

         Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) non-qualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to employees, directors and consultants of the Company.

         The Plan is administered by the Board of Directors. Under the Plan, the Board has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option. The Company had 410,000 shares of Common Stock reserved for issuance under the Plan as of May 31, 1996. As a result of a Special Meeting of Stockholders held on Friday June 7, 1996, the total number of shares of Common Stock reserved for issuance was increased to 1,000,000.

         Incentive stock options granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Board which may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company.

         As of May 31, 1996, there were 377,500 options granted and outstanding under the PLAN of which 88,700 options were exercisable at prices ranging from $.09 to $1.00.

NON -EMPLOYEE DIRECTOR STOCK OPTION PLAN

         On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders' approved the Director Plan on June 7, 1996. The purpose of the Director Plan is to promote the interests of the Company by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees of the Company to serve as members of the Board of Directors. The Board of Director has reserved 300,000 shares of common stock for issuance and as of May 31, 1996, options to purchase 30,000 shares of Common Stock have been granted under the Director Plan.

         Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee of the Company, was automatically granted an option to purchase 10,000 shares of the Company's Common Stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee of the Company who continues to serve as a director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 10,000 shares of the Company's Common Stock. The exercise price per share of options granted under the Director Plan is 100% of the fair-market value of the Company's Common Stock on the business day immediately prior to the date of the grant. Each option granted under the 1996 Director Plan is immediately exercisable for a period of ten years from the date of the grant.





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 1996: (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) by each director and officer of the Company (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and (iii) by all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. As of May 31, 1996, there were issued and outstanding 5,076,083 shares of Common Stock.



                                                           NUMBER OF SHARES                PERCENTAGE OF
NAME (1)                                                 BENEFICIALLY OWNED(2)                 CLASS
- --------                                                 ---------------------                 -----
James F. Barker (3)..................................           377,300                         7.38%
Maurice E. Needham (4)...............................           361,000                         7.06%
Joseph E. Levangie (5)...............................           308,500                         6.07%
Dhananjay G. Wadekar.................................           539,083                        10.62%
Lew F. Boyd (6)......................................            20,000                           *
Buster C. Glosson (7)................................            20,000                           *
All officers and directors as a group
      (5 persons)(3,4,5,6,7).........................         1,086,800                        20.90%
- -----------------------------------------

 * Less than 1% of the outstanding Common Stock.

 (1) Each  person's  address is care of GreenMan  Technologies,  Inc.,7  Kimball
     Lane,  Building A,  Lynnfield,  MA 01940 with the  exception  of  Dhananjay
     Wadekar,  whose address is c/o DynaGen  Inc., 99 Erie Street,  Cambridge,MA
     02139.

 (2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

     (3) Includes 36,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and 3,000 shares of Common Stock issuable pursuant to immediately exercisable stock options owned by Mr. Barker's wife. Does not include 2,000 shares of Common Stock issuable pursuant to stock options owned by Mr. Barker's wife that are not immediately exercisable, and 137,700 shares owned by Cynthia M. Barker, Mr. Barker's adult daughter, as to which he disclaims beneficial ownership. Also does not include 24,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

 (4) Includes 36,000 shares of Common Stock issuable pursuant to immediately exercisable stock options. Also includes 20,000 shares of Common Stock owned by Mr. Needham's wife. Does not include 24,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable and 60,000 shares owned by Mr. Needham's adult children, as to which he disclaims beneficial ownership.

 (5) Includes 8,500 shares of Common Stock issuable pursuant to immediately exercisable stock options. Does not include 4,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable. Does not include 20,000 shares owned by Mr. Levangie's adult child, as to which he disclaims beneficial ownership.

 (6) Includes 20,000 shares of Common Stock issuable pursuant to immediately exercisable options. Does not include 15,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

 (7) Includes 20,000 shares of Common Stock issuable pursuant to immediately exercisable stock options. Does not include 15,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.








ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK ISSUANCES; STOCK OPTIONS; WARRANTS

         In connection with its incorporation in 1992, the Company authorized the issuance at a price of $.01 per share of 338,300 shares of Common Stock to James F. Barker, the Company's President, 116,700 shares to Cynthia M. Barker, Mr. Barker's adult daughter and an employee of the Company, 250,000 shares to Joseph E. Levangie, the Company's Chief Financial Officer, 285,000 shares to
Maurice E. Needham, the Company's Chairman and Chief Executive Officer, and 220,000 shares to Dhananjay G. Wadekar, a principal stockholder. The Company also issued 44,500 shares to one unaffiliated person. (Hereinafter, these shares are collectively referred to as "Founders' Shares"). Although stock subscription agreements for the Founders' Shares were executed, no payment for the Founders' Shares was received. In August 1994, the Company's Board of Directors voted to forgive the stock subscriptions receivable in exchange for services rendered by these persons to the Company during its start-up operations. The Company also issued 140,000 shares of Common Stock to Budra Management Corp. ("Budra"), at the time a principal stockholder of the Company, in connection with the loans made to the Company.

         In October 1993, various persons (the "Westfield Holders") who were affiliates of, or associates of affiliates of, Westfield Financial Corporation ("Westfield"), a registered broker-dealer, purchased an aggregate of 774,000 shares of Common Stock for an aggregate purchase price of $200,000, of which an aggregate of $75,000 was paid in cash on June 29, 1994 and an aggregate of $125,000 was paid in the form of two-year 8% promissory notes, with interest commencing seven months after the date of the notes. In addition, the Westfield Holders extended a line of credit in the amount of $300,000, which line was not drawn upon by the Company. Subsequent thereto, the Company entered into a letter of intent with Westfield for the underwritten initial public offering of the Company's securities. In October 1994, Westfield discontinued its retail broker-dealer activities. In January 1995, the Company repurchased and retired an aggregate of 463,167 shares from the Westfield Holders in consideration for an aggregate of $55,884 in cash and release of the Westfield Holders from their obligations under promissory notes totaling $87,317 in the aggregate and from their obligation to provide the line of credit. In July 1995, Mr. Wadekar purchased 58,333 shares from one of the Westfield Holders as a condition to the Company's listing on the NASDAQ SmallCap Market. The Westfield Holders are not officers, directors or affiliates of the Company.

         In July 1994, the Company granted to Mr. Wadekar five year non-qualified stock options to purchase 125,000 shares of the Company's Common Stock exercisable at $.29 per share in consideration for services rendered to the Company. In February 1996, Mr. Wadekar exercised these non-qualified stock options using a net exercise feature, in exchange for 117,750 shares of Common Stock.

         In April 1995, the Company issued 72,000 shares of Common Stock and 60,000 shares of Common Stock to Mr. Levangie and Mr. Needham, respectively, in satisfaction of an aggregate of $132,000 in accrued consulting fees owned to Messrs. Levangie and Needham through May 31, 1995. The Company also granted to Mr. Levangie, non-qualified options to purchase 2,500 shares of Common Stock. These options are exercisable at $1.00 and expire on April 26, 2005. In addition, the Company issued 21,000 shares of Common Stock to Cynthia M. Barker in consideration for services rendered valued at $21,000.

         In April 1995, Mr. Needham loaned the Company $75,000 which was evidenced by a promissory note that bears interest at 18% per annum due May 1995. Mr. Needham subsequently converted $40,000 in principal of the loan into 40,000 shares of Common Stock and the balance of the loan, together with accrued interest, was repaid in May 1995.

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation, a company owed solely by Mr. Wadekar, a principal stockholder of the Company. The purchase price consisted of $400,000 in cash and 75,000 shares of the Company's Common Stock, valued in the aggregate at $375,000 or $5.00 per share. In connection with the acquisition, the Company entered into a three-year non-competition agreement with Mr. Wadekar, under which the Company issued 70,000 shares of the Company's common stock valued in the aggregate at $350,000 or $5.00 per share.

         The Company also entered into a one-year consulting agreement with Mr. Wadekar in consideration for which the Company will pay a total of $20,000 in monthly installments of $1,667 commencing in November 1995.



LOANS; PERSONAL GUARANTEES

         During the period from September to December 1992, Budra Management made loans to the Company in the aggregate principal amount of $233,000. The original terms of the loans provided for payment of interest at the rate of 10% per annum, the repayment of the loans at the closing of the Company's Initial Public Offering ("IPO") and the payment of an additional $250,000 in cash one year from the IPO. In March 1995, the Company and Budra modified the terms of the note to provide for the issuance to Budra of 100,000 shares of Common Stock, valued in the aggregate at $500,000 (or $5.00 per share), at the closing of the IPO in lieu of the $250,000 cash payment. The 100,000 shares of Common Stock are subject to a lock-up agreement limiting the transfer of the shares to no more than 15,000 shares per quarter commencing 90 days after the IPO. In October 1995, the Company repaid the $233,000 notes payable plus interest to Budra and issued the 100,000 shares of Common Stock.

         Pursuant to the terms of the DuraWear stock purchase agreement, the Company succeeded to the obligations of DuraWear relating to the repayment of an amount ($132,150 as of May 31, 1996) which is evidenced by a promissory note representing amounts due for advances to DuraWear by Mr. Wadekar who is also a principal stockholder of the Company. The note is being repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1996), adjusted annually.

         Mr. Wadekar has guaranteed payment of DuraWear's loans from a bank, which have an outstanding principal balance of $579,143 at May 31, 1996. One of the loans, with an outstanding principal balance of $468,412 at May 31, 1996, is secured by a mortgage on real estate owned by DuraWear as well as a lien on substantially all of DuraWear's assets, bears interest at the rate of prime plus 1% ( 9.25% at May 31, 1996) per annum and is due in July 2000. The other loan, with an outstanding principal balance of $110,731 at May 31, 1996, is secured by a second lien on substantially all of DuraWear's assets, bears interest at the rate of prime plus 1% (9.25% at May 31, 1996) and is due in March 1997.

         As of May 31, 1995, the Company had loaned a total of $175,000 to DuraWear. From June 1, 1995 until the acquisition of DuraWear, the Company loaned DuraWear an additional $57,094. Upon consummation of the acquisition the outstanding balance was eliminated in consolidation.

         In  January  1996,  the  Company  made  a  $500,000   advance  under  a
non-interest bearing loan agreement to a company owned by one of its directors. On June 26, 1996, this advance was returned to the Company in its entirety.

         During the period of February 1996 to May 1996 the Company borrowed an aggregate of $1,500,000 from Palomar Medical Technologies, Inc. ("Palomar"). Two of the Company's directors also hold positions as directors and or officers of Palomar. These notes payable bear interest at 10% per annum with principal and interest due in three $500,000 increments at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on September 30, 1996, January 1, 1997 and June 1, 1997, respectively. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $4.00 per share The Company has the right to prepay any and all installments without penalty. The proceeds of these notes were used towards the $1,800,000 of cryogenic equipment deposits required to be paid by the Company.

         Subsequent to year-end, the Company borrowed an additional $200,000 from Palomar to be utilized for general working capital purposes. The note payable bears interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on January 1, 1997. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.88 per share.

         In May 1996, the Company borrowed $325,000 from Maurice E. Needham, an officer of the Company. This unsecured note payable bears interest at a rate of prime plus 1.5% (9.75 % at May 31, 1996) per annum with principal and interest due the earlier of September 23, 1996 or the tenth business day following the consummation of a minimum $3,000,000 of additional financing. The proceeds of the note were used towards equipment deposits, licensing fees and the issuance of notes receivable.

         From time to time since its inception, the Company has entered into equipment leases with third parties with respect to certain equipment used by the Company in its operations. Mr. Barker has personally guaranteed the lease payments on equipment leases totaling approximately $1,200,000.

         All future transactions, including loans, between the Company and its officers, directors, principal stockholders, and their affiliates will be approved by a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


ITEM 13. .........EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits required by Item 601 of Regulation S-B are filed as part of this Annual Report on Forms 10K-SB. Exhibit numbers, where applicable, in the left column correspond to these of Item 601 of Regulation SB.



EXHIBIT
   NO.                                                       DESCRIPTION
   ---                                                       -----------
*3.1     --   Certificate of Incorporation of GreenMan Technologies, Inc.

*3.2     --   Articles  of  Incorporation  of J.W. DuraWear,  Inc. (Name changed to  DuraWear  Corporation  in  Certificate  of Merger of  DuraWear
              Corporation into J.W. DuraWear, Inc. dated November 29, 1990).

*3.3     --   Certificate  of  Stock  Designation of GreenMan Technologies, Inc.
              dated August 10, 1995.

*3.4     --   By-laws of GreenMan Technologies, Inc.

***3.5   --   Certificate of Amendment  to the  Certificate of  Incorporation of
              GreenMan Technologies, Inc.

*4.1     --   Specimen certificate for Common Stock of the Company.

*4.2     --   Specimen certificate for Class A Redeemable Common Stock  Purchase
              Warrant.

*4.3     --   Form  of  Warrant  Agreement between the Company and OTC Corporate
              Transfer Services Co.

*4.4     --   Form of Warrant issued to Landmark International Equities, Inc.

*10.1    --   Lease  Agreement  dated  December  1,  1992  between  Universal
              Plating, Inc. and GreenMan Technologies, Inc.

*10.2    --   Lease  Extension  dated  September  30,  1994   between  Universal
              Plating,  Inc. and GreenMan  Technologies,  Inc. (with Stand Still
              Agreement of even date).

*10.3    --   Stand  Still  Agreement  between  Universal  Plating,   Inc.   and
              GreenMan Technologies, Inc., as amended on April 27, 1995.

*10.4    --   Stand  Still  Agreement  between  Universal  Plating,   Inc.   and
              GreenMan Technologies, Inc., as amended on July 15, 1995.

*10.5    --   1993 Stock Option Plan.

*10.6    --   Stock Option Letter dated June 10, 1993 issued to James F. Barker.

*10.7    --   Stock  Option  Letter  dated  June 10,  1993  issued to Maurice E.
              Needham.

*10.8    --   Stock  Option  Letter  dated  June  10,  1993  issued to Joseph E.
              Levangie.

*10.9    --   Stock Option Letter dated April 25, 1994 issued to Lew F. Boyd.

*10.10   --   Stock  Option  Letter  dated  July  1,  1994  issued  to Buster C.
              Glosson.

*10.11   --   Stock  Option  Letter  dated  April  26,  1995 issued to Joseph E.
              Levangie.

*10.12   --   Stock  Option  Letter  dated  July  1, 1994 issued to Dhananjay G.
              Wadekar.

*10.13   --   Form of confidentiality and non-disclosure agreement for executive employees.

*10.14   --   Form of Employment Agreement with James F. Barker.

*10.15   --   Form of Employment Agreement with Maurice E. Needham.

*10.16   --   Form of Employment Agreement with Joseph E. Levangie.

*10.17   --   Form of Consulting Agreement with Dhananjay G. Wadekar.



*10.18   --   Form  of  10%  Convertible Promissory Note issued between November
              1993 and  April  1994  (the  "First  Bridge")  to 17  unaffiliated lenders  of  GreenMan  Technologies,  Inc.  representing,  in  the aggregate, $575,000.

*10.19   --   Form  of  10%  Convertible Promissory Note issued in September and
              October  1994 (the  "Second  Bridge") to  unaffiliated  lenders of
              GreenMan  Technologies,   Inc.  representing,  in  the  aggregate,
              $300,000.

*10.20   --   Promissory  Notes  of  GreenMan  Technologies,  Inc.  issued  from
              September to December 1992 to Budra Management Corp. representing, in  the  aggregate  principal  amount,  $233,000  and  bearing  an effective rate of interest of 53% per annum.

*10.21   --   Letter  Agreement dated  March  20, 1995 amending the terms of the
              Promissory  Notes issued by GreenMan  Technologies,  Inc. to Budra
              Management Corp.

*10.22   --   Stock  Purchase  agreement  by  and among  GreenMan  Technologies,
              Inc.,  DuraWear  Corporation  and  Dhananjay  G.  Wadekar  for the
              acquisition  by  GreenMan   Technologies,   Inc.  of  all  of  the
              outstanding capital stock of DuraWear Corporation.

*10.23   --   Letter  Agreement  dated  March 10, 1995 amending the terms of the
              Stock Purchase Agreement by and among GreenMan Technologies, Inc.,
              DuraWear Corporation and Dhananjay G. Wadekar.

*10.24   --   Form of Non-Competition Agreement with Dhananjay G. Wadekar.

*10.25   --   Agreement  dated  August  16,  1994 between GreenMan Technologies,
              Inc. and Crumb Rubber Technology, Inc.

*10.26   --   Exclusivity  Agreement  dated  September 14, 1994 between GreenMan
              Technologies, Inc. and Crumb Rubber Technology, Inc.

*10.27   --   Agreement dated September 20, 1994 whereby  MC Machinery  Systems,
              Inc. (Lessor) and MAC Funding Corporation  (Assignee)  surrendered default  rights  under  certain  capital  equipment  leases of the
              Company.

*10.28   --   Form of Subscription Agreement executed by investors in connection with April 1995 Private Placement of Class A Convertible Preferred
              Stock.

*10.29   --   Form  of  Registration  Rights  Agreement executed by investors in
              connection   with  April  1995   Private   Placement  of  Class  A
              Convertible Preferred Stock.

*10.30   --   Promissory  Note  issued  in April 1995 by GreenMan  Technologies,
              Inc. to Maurice E. Needham.

*10.31   --   Promissory   Notes   issued   by   DuraWear   Corp.  to   GreenMan
              Technologies, Inc. in connection with certain loans by the Company to DuraWear Corporation.

*10.32   --   Form  of   Stock  Purchase  Agreement  between  Salvatore  Mazzeo,
              Custodian for Mathew J. Mazzeo, UGMA, and Dhananjay G. Wadekar.

**10.33  --   Tire  Material  Put-or-Pay/Take-or-Pay  Agreement  dated  December
              14,  1995  between  GreenMan  Technologies,   Inc.  and  BFI  Tire
              Recyclers of Georgia, Inc.

**10.34  --   Facility   Lease   dated   December  14,  1995   between  GreenMan
              Technologies,Inc.and BFI Tire Recyclers of Georgia, Inc.

**10.35  --   Amended  and  Restated  Term  Note  dated  October 1, 1995 between
              DuraWear  Corporation  and  SouthTrust  Bank of Alabama,  National
              Association.

**10.36  --   Loan  Modification  and  Consent  Agreement  dated October 1, 1995 between  DuraWear  Corporation  and  SouthTrust  Bank of  Alabama,
              National Association.

**10.37  --   Commercial   Lease   dated   October  13,  1995  between  GreenMan
              Technologies, Inc. and Kimball Realty Trust.

***10.38 --   Amendment to Agreement described in Exhibit 10.33.

***10.39 --   Promissory Note issued in May 1996 by GreenMan Technologies,  Inc.
              to Maurice E. Needham.







***10.40 --   Promissory    Note   issued   in   February   1996   by   GreenMan
              Technologies, Inc. to Palomar Medical Technologies, Inc.

***10.41 --   Promissory Note issued in May 1996 by GreenMan Technologies,  Inc.
              to Palomar Medical Technologies, Inc.

***23.1  --   Consent of Wolf & Company, P.C. dated September 13, 1996.

***27.1  --   Finacial Data Schedule

***11.1  --   Statement Regarding Computation of Earnings Per Share.

 --------


*        Filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

**       Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1995 and
         incorporated herein by reference.

***      Filed herewith.

(b)      Report on Form 8-K

         None







                           GREENMAN TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----
         Independent Auditors' Report                                                                     F-2

         Consolidated   Balance   Sheets  as  of  May  31,  1995  and  1996                               F-3

         Consolidated  Statements of Loss for the Years Ended May 31, 1994, 1995
         and 1996                                                                                         F-4

         Consolidated Statements of Changes in Stockholders' Equity
         (Deficit) for the Years Ended May 31, 1994, 1995 and 1996                                        F-5

         Consolidated Statements of Cash Flows for the Years Ended May 31, 1994,
         1995 and 1996                                                                                    F-6

         Notes to Consolidated Financial Statements                                                                F-8




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
GreenMan Technologies, Inc.
Lynnfield, Massachusetts


         We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiary as of May 31, 1995 and 1996 and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years ended May 31, 1994, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiary at May 31, 1995 and 1996 and the results of their operations and cash flows for the years ended May 31, 1994, 1995 and 1996 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered losses from operations, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   WOLF & COMPANY, P.C.



Boston, Massachusetts
July 12, 1996


                                                      GREENMAN TECHNOLOGIES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                                                             MAY 31,                  MAY 31,
                                                                                              1995                     1996
                                                                                              ----                     ----
                                                                ASSETS
Current assets:
  Cash and cash equivalents.....................................................          $   109,778              $  153,172
  Accounts receivable, trade, less allowance for doubtful accounts
    of $4,834 and $31,751 as of May 31, 1995 and 1996...........................              385,504                 605,255
  Inventory (Note 5)............................................................              131,554                 525,279
  Notes receivable (Note 3).....................................................              175,000                      --
  Loan receivable, related party (Note 6).......................................                   --                 500,000
  Other current assets..........................................................               68,882                 242,607
                                                                                           ----------               ---------
        Total current assets                                                                  870,718               2,026,313
Property and equipment,at cost (Notes 12 and 13):
     Land.......................................................................                   --                 223,785
     Buildings..................................................................                   --                 910,400
     Machinery and equipment....................................................            1,318,543               2,026,131
     Furniture and fixtures.....................................................               26,756                  88,276
     Motor vehicles.............................................................               14,000                  33,932
     Leasehold Improvements.....................................................               25,117                 895,958
                                                                                           ----------               ---------
                                                                                            1,384,416               4,178,482
       Less accumulated depreciation and amortization...........................             (296,338)               (507,991)
                                                                                           ----------               ---------
                                                                                            1,088,078               3,670,491
                                                                                           ----------               ---------
Other assets:
  Equipment deposits (Note 7)...................................................                   --               1,883,400
  Deferred offering costs (Notes 2 and 15)......................................              415,028                      --
  Goodwill, net (Note 3)........................................................                   --                 465,246
  Non-competition agreement, net (Note 3).......................................                   --                 272,222
  Note receivable (Note 8)......................................................                   --                 150,000
  Licensing Fee  (Note 9).......................................................                   --                 100,000
  Other.........................................................................                2,410                  71,311
                                                                                           ----------               ---------
                                                                                              417,438               2,942,179
                                                                                           ----------               ---------

                                                                                          $ 2,376,234              $8,638,983
                                                                                           ==========               =========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable (Note 10).......................................................          $ 1,073,000             $        --
  Notes payable, related parties (Note 11)......................................                   --               1,378,253
  Notes payable, bank, current portion (Note 12)................................                4,995                 140,289
  Accounts payable..............................................................              583,449                 718,770
  Accrued interest and late charges.............................................              611,842                  30,000
  Accrued expenses, other.......................................................              483,189                 650,318
  Obligations under capital leases, current (Note  13)..........................              193,576                 311,679
                                                                                            ---------               ---------
    Total current liabilities...................................................            2,950,051               3,229,309
Convertible notes payable (Note 10).............................................               35,000                      --
Notes payable, bank, non-current portion (Note 12)..............................                5,522                 475,008
Notes payable, related parties, non-current portion (Note 11)...................                   --                 578,897
Obligations under capital leases (Note 13)......................................              717,451                 819,943
                                                                                            ---------               ---------
    Total liabilities...........................................................            3,708,024               5,103,157
                                                                                            ---------               ---------
Commitments and contingencies  (Notes 7 and 14)  Stockholders'  equity (deficit)
(Notes 2 and 15):
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; 500,000 shares of
    Class A convertible, authorized, issued and outstanding at May 31, 1995.....              500,000                      --
  Common stock, $.01 par value, 10,000,000 shares authorized; 2,343,333 and
    5,076,083 shares issued and outstanding at May 31, 1995 and 1996............               23,433                  50,761
  Additional paid-in capital....................................................              264,910               7,183,519
  Accumulated deficit...........................................................           (2,120,133)             (3,698,454)
                                                                                            ---------               ---------
        Total stockholders' equity (deficit)....................................           (1,331,790)              3,535,826
                                                                                            ---------               ---------
                                                                                        $   2,376,234             $ 8,638,983
                                                                                          ===========              ==========

                                     See  accompanying   notes  to  consolidated financial statements.

                                                      GREENMAN TECHNOLOGIES, INC.
                                                    CONSOLIDATED STATEMENTS OF LOSS





                                                                                YEARS  ENDED  MAY 31,
                                                                                ---------------------
                                                                       1994            1995           1996
                                                                       ----            ----           ----
Net sales (Note 16)...........................................     $   1,164,111  $   2,127,745   $  4,338,538


Cost of sales.................................................         1,126,120      1,815,682      3,229,998
                                                                       ---------      ---------      ---------
Gross profit .................................................            37,991        312,063      1,108,540
                                                                       ---------      ---------      ---------
Operating expenses:
    Research and development  (Note 14).......................            45,056        223,061         66,610
    Selling, general and administrative (Notes 14 and 18).....           328,672        619,163      2,406,794
                                                                       ---------      ---------      ---------
        Total operating expenses..............................           373,728        842,224      2,473,404
                                                                       ---------      ---------      ---------
Operating loss................................................          (335,737)      (530,161)    (1,364,864)
                                                                       ---------      ---------      ---------
Other income (expense):
    Interest expense (Notes 10,11,12, and 13).................          (206,878)      (449,804)      (288,779)
    Financing costs (Note 10).................................           (73,250)       (74,000)            --
    Other, net................................................           (44,240)       (38,041)        75,322
                                                                       ---------      ---------      ---------
        Other income (expense), net...........................          (324,368)      (561,845)      (213,457)
                                                                       ---------      ---------      ---------
Net loss......................................................     $    (660,105)  $ (1,092,006)  $ (1,578,321)
                                                                   =============   ============   ============

Net loss per share (Note 1)...................................           $  (.16)       $  (.27)       $  (.34)
                                                                         =======        =======        =======

Shares used in calculation of net loss per share..............         4,097,333      4,097,333      4,684,260
                                                                    ============    ===========      =========



                                     See  accompanying   notes  to  consolidated financial statements.

                                                        GREENMAN TECHNOLOGIES, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  YEARS ENDED MAY 31, 1994, 1995 AND 1996
                                                           (NOTES 2,3,10 AND 15)

                               CONVERTIBLE                              ADDITIONAL                 STOCK         NOTES
                             PREFERRED STOCK        COMMON STOCK         PAID-IN    ACCUMULATED SUBSCRIPTIONS  RECEIVABLE
                            SHARES     AMOUNT    SHARES       AMOUNT     CAPITAL      DEFICIT    RECEIVABLE   COMMON STOCK  TOTAL

Balance, May 31, 1993           --    $     --  1,784,500    $ 17,845  $   11,700   $ (368,022) $ (12,545)   $     --   $  (351,022)
Shares issued for
   services rendered            --          --     30,000         300       6,700           --         --          --         7,000
Shares issued for cash
   and notes receivable         --          --    774,000       7,740     192,260           --    (75,000)   (125,000)           --
Net loss for year ended
   May 31, 1994                 --          --         --          --          --     (660,105)        --          --      (660,105)
                           -------     -------  ---------    --------    --------   ----------    -------    --------    ----------
   Balance, May 31, 1994        --          --  2,588,500      25,885     210,660   (1,028,127)   (87,545)   (125,000)   (1,004,127)

Stock subscription
   payments received            --          --         --          --          --           --     75,000          --        75,000
Stock subscriptions
   forgiven for services        --          --         --          --          --           --     12,545          --        12,545
Shares purchased and
   retired                      --          --   (463,167)     (4,632)   (138,569)          --         --      87,317       (55,884)
Shares issued for services
   rendered and accrued
   expenses                     --          --    178,000       1,780     176,220           --         --          --       178,000
Shares issued on conversion
   of note payable              --          --     40,000         400      39,600           --         --          --        40,000
Notes receivable, common
   stock payment received       --          --         --          --          --           --         --      37,683        37,683
Sale of preferred stock    500,000     500,000         --          --     (23,001)          --         --          --       476,999
Net loss for year ended
   May 31, 1995                 --          --         --          --          --   (1,092,006)        --          --    (1,092,006)
                           -------     -------  ---------    --------    --------   ----------    -------    --------    ----------
  Balance, May 31, 1995    500,000     500,000  2,343,333      23,433      264,910  (2,120,133)        --          --    (1,331,790)

Sale of preferred stock    300,000     600,000         --          --           --          --         --          --       600,000
Shares issued at initial
    public offering             --          --  1,265,000      12,650    4,570,087          --         --          --     4,582,737
Shares issued on
    conversion  of notes
    payable                     --          --    259,000       2,590       32,410          --         --          --        35,000
Shares issued on
    conversion  of interest
    payable                     --          --    100,000       1,000      499,000          --         --          --       500,000
Shares issued for purchase
    of DuraWear Corporation     --          --     75,000         750      374,250          --         --          --       375,000
Shares issued for  non-
    competition  agreement      --          --     70,000         700      349,300          --         --          --       350,000
Conversion  of preferred
    stock                 (800,000) (1,100,000)   800,000       8,000    1,092,000          --         --          --            --
Shares issued on exercise
    of  stock options           --          --    167,750       1,678       12,522          --         --          --        14,200
Shares purchased and retired    --          --     (4,000)        (40)     (10,960)         --         --          --       (11,000)
Net loss for year ended May
    31, 1996                    --          --         --          --           --  ( 1,578,321)       --          --    (1,578,321)
                           -------     -------  ---------    --------    ---------  -----------    -------    --------    ---------
   Balance, May 31, 1996        --  $       --  5,076,083    $ 50,761  $ 7,183,519 $ (3,698,454)   $   --      $   --   $ 3,535,826
                           =======     =======  =========    ========    =========  ===========    =======    ========    =========




                                       See accompanying notes to consolidated financial statements.

                                            GREENMAN TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                  YEARS ENDED  MAY 31,
                                                                                  --------------------
                                                                          1994          1995            1996
                                                                          ----          ----            ----
Cash flows from operating activities:
    Net loss..................................................        $ (660,105)   $ (1,092,006)   $ (1,578,321)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Depreciation and amortization.........................            98,970         136,617         331,920
        Loss on disposal of property and equipment............                --           3,557              --
        Issuance of common stock for services.................             7,000          46,045              --
        (Increase) decrease in assets:
           Accounts receivable................................          (195,660)       (136,729)        (26,363)
           Inventory..........................................           (49,129)        (58,306)       (198,033)
           Deposits...........................................                --              --        (500,000)
           Other current assets...............................            (2,136)        (60,710)       (161,747)
           Deferred offering costs............................           (50,000)       (365,028)       (391,595)
        Increase (decrease) in liabilities:
           Accounts payable...................................           317,301         220,192         (12,784)
           Accrued expenses...................................           260,934         842,195        (151,911)
                                                                       ---------       ---------       ---------
               Net cash used for operating activities.........          (272,825)       (464,173)     (2,688,834)
                                                                       ---------       ---------       ---------
Cash flows from investing activities:
    Increase in notes receivable..............................          (136,000)        (39,000)       (207,094)
    Purchase of property and equipment........................           (47,818)       (36,880)      (1,081,862)
    Equipment deposits........................................                --             --       (1,883,400)
    Acquisition of  DuraWear, net of cash acquired............                --             --         (370,027)
    (Increase)decrease in other assets........................              (800)           250         (163,147)
                                                                       ---------       ---------       ---------
               Net cash used for investing activities.........          (184,618)       (75,630)      (3,705,530)
                                                                       ---------       ---------       ---------
Cash flows from financing activities:
    Decrease in cash overdraft................................            (2,988)            --               --
    Proceeds from notes payable...............................           593,000        390,054           33,932
    Repayment of notes payable................................           (19,970)       (39,537)      (1,176,453)
    Proceeds from notes payable - related parties.............                --             --        1,825,000
    Repayment of notes payable - related parties..............                --             --           (4,233)
    Principal payments on obligations under capital leases....           (44,912)      (279,921)        (233,048)
    Net proceeds on sale of preferred stock...................                --        454,499          600,000
    Payments received on stock subscriptions .................                --        112,683               --
    Common stock purchased and retired........................                --        (55,884)         (11,000)
    Net proceeds on exercise of common stock options..........                --             --           14,200
    Net proceeds from initial public offering.................                --             --        5,389,360
                                                                       ---------       ---------       ---------
      Net cash provided by financing activities...............           525,130        581,894        6,437,758
                                                                       ---------       ---------       ---------
Net increase in cash..........................................            67,687         42,091           43,394
Cash and cash equivalents at beginning of period..............                --         67,687          109,778
                                                                       ---------       ---------       ---------
Cash and cash equivalents at end of period....................       $    67,687      $ 109,778     $    153,172
                                                                     ===========      =========     ============
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases.....       $   364,691      $      --     $    453,643
    Common stock issued under stock subscriptions and notes
      receivable..............................................           200,000             --               --
    Common stock issued on conversion of accrued expenses...                  --        144,500          500,000
    Class A preferred stock issued on conversion of accrued expenses          --         22,500               --
    Common stock issued on conversion of notes payable........                --         40,000           35,000
    Cancellation of notes receivable, common stock............                --         87,317               --
    Common stock issued for non-competition agreement.........                --             --          350,000
    Common stock issued upon conversion of preferred stock                    --             --        1,100,000
    Interest paid.............................................            23,328        145,470          314,973

                                                    (CONTINUED)
                         See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (CONCLUDED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         On October 10, 1995, Company purchased all of the capital stock of DuraWear Corporation as follows:

         Fair value of assets acquired                            $ 1,704,603
         Fair value of liabilities assumed                          1,428,081
                                                                 ------------
         Fair value of net assets acquired                            276,522
         Common stock issued                                         (375,000)
         Cash paid                                                   (400,000)
                                                                 ------------
         Excess of cost over fair value of net assets            $    498,478
                                                                 ============




        See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         The Company develops, manufactures and markets custom molded plastic parts. The Company is also developing low-cost sources of crumb rubber recovered from discarded automobile tires and the consumer products to be manufactured from these recycled materials.

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems. See Note 3.

Basis of Presentation

         The consolidated financial statements include the results of the Company for the twelve months ended and it's newly acquired wholly-owned subsidiary, DuraWear for the period of October 10, 1995 to May 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets and the value of stock issued in consideration for service also the amount that the Company may ultimately realize from loans and notes receivable could differ materially from the value of these investments recorded in the accompanying financial statements as of May 31, 1996.

Cash Equivalents

         Cash   equivalents   include   short-term   investments  with  original
maturities of three months or less.

Inventory

         Inventory is valued at the lower of cost or market on a first-in first-out (FIFO) method.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Depreciation and amortization expense for the years ended May 31, 1994, 1995 and 1996 was $98,970, $136,617 and $220,053, respectively. A summary of the estimated useful lives follows:

          Buildings...................................          25 years
          Machinery and equipment.....................        5-15 years
          Furniture and fixtures......................        3-10 years
          Motor vehicles..............................           5 years
          Leasehold improvements......................       10-20 years


         Expenditures for maintenance, repairs and minor renewals are charged to
expense  as  incurred.   Significant   improvements   and  major   renewals  are
capitalized.

Deferred Offering Costs

         Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of proceeds credited to additional paid-in capital is reduced by the deferred offering costs.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Income Taxes

         Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

NEW ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in March 1995. SFAS No. 121 requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment of loss would be recognized. SFAS No. 121 will become effective for the Company's fiscal year ended May 31, 1997. The Company is evaluating the impact of the new standard for its consolidated financial position, results of operations and cash flows and expects the impact to be immaterial.

         The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. The Company intends to continue to account for its stock-based transactions with employees in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the proforma disclosures required by SFAS No. 123 beginning with its May 31, 1997 consolidated financial statements.

2.       INITIAL PUBLIC OFFERING

         In October 1995, the Company sold in its initial public offering ("IPO"), 1,265,000 shares of common stock at $5.00 per share and 1,265,000 redeemable Class A common stock purchase warrants ("the Warrants") at $.10 per warrant and received net proceeds, after underwriter's commissions and discounts, of approximately $5,390,000. Each Warrant expires on September 28, 2000 and entitles the holder, commencing on September 29, 1996, or sooner with the underwriter's prior written consent, to purchase one share of common stock at a price of $5.00 per share, subject to adjustment. The Company also issued to the underwriter of its IPO, warrants ("Underwriter Warrants") to purchase 110,000 shares of common stock and 110,000 warrants, each Underwriter warrant is exercisable at a price of $8.25 per share of common stock and $.165 per Warrant for a period of four years, commencing September 29, 1996. The Warrants issuable upon exercise of the Underwriter Warrants have an exercise price of $8.25 per share of common stock.


                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.       ACQUISITION OF SUBSIDIARY

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation. The Company purchase price consisted of $400,000 in cash from the proceeds of the IPO and 75,000 shares of the Company's common stock, valued in the aggregate at $375,000 or $5.00 per share. The acquisition has been accounted for as a purchase and accordingly, the results of operations of DuraWear are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets of DuraWear by approximately $498,000. Goodwill is being amortized over 10 years on a straight line basis. Amortization expense for the year ended May 31, 1996 was $33,232.

         As of May 31, 1995, the Company had loaned a total of $175,000 to DuraWear. Prior to the acquisition, the Company loaned DuraWear an additional $57,094. The Company recorded interest income and DuraWear recorded interest expense of $2,547 and $14,510 for the years ended May 31, 1994 and 1995 respectively. Upon consummation of the acquisition on October 10, 1995, the outstanding balance of $232,094 was eliminated in consolidation.

         In connection with the acquisition, the Company also entered into a three-year non-competition agreement with the former sole stockholder of DuraWear, under which the Company issued 70,000 shares of the Company's common stock valued in the aggregate at $350,000 or $5.00 per share. The amount is being amortized over the term of the agreement on a straight line basis. Amortization expense for the year ended May 31, 1996 was $77,778.

         The Company also entered into a one-year consulting agreement with the former sole stockholder of DuraWear in consideration for which the Company will pay a total of $20,000 in monthly installments of $1,667 commencing in November 1995.

         The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and DuraWear as if the acquisition had occurred at the beginning of the year ended May 31, 1995. The unaudited proforma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                                 Years Ended May 31,
                                                 -------------------
                                            1995                      1996
                                            ----                      ----

Revenue                                 $ 3,869,984                $ 5,068,247
Net Loss                                 (1,221,333)                (1,774,410)

Net Loss per Weighted Average Share           ($.30)                     ($.38)

4.       NEED FOR ADDITIONAL CAPITAL

         The Company has incurred losses since its inception, aggregating $3,698,454 and has a working capital deficiency of $1,202,996 at May 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company also has a commitment regarding the shredded waste tire "take or pay" agreement described in Note 14. The Company's continued existence is dependent on its ability to achieve profitable operations or raise additional financing. Management plans to resolve the doubt by raising capital through additional equity financing and attempting to secure lease financing arrangements for its cryogenic equipment commitments which are described in Notes 7 and 14. The Company is currently evaluating several equity financing alternatives that may provide sufficient capital resources to sustain operations. As a result, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.       INVENTORY

Inventory consists of the following:                         May 31,
                                                             -------
                                                      1995             1996
                                                      ----             ----

 Raw materials...............................     $   54,716        $ 181,157
 Work in process.............................         15,546            5,847
 Finished goods..............................         61,292          338,275
                                                   ---------        ---------
                                                   $ 131,554        $ 525,279
                                                   =========        =========

6.       LOAN RECEIVABLE, RELATED PARTY

         In  January  1996,  the  Company  made  a  $500,000   advance  under  a
non-interest bearing loan agreement to a company owned by one of its directors. On June 26, 1996, this advance was returned to the Company in its entirety.

7.       EQUIPMENT DEPOSITS

         In October 1995, the Company placed a purchase order for cryogenic recycling equipment and was required to place a 50% or $700,000 deposit with the equipment manufacturer for each cryogenic recycling equipment line ordered. In March 1996, the Company made a second 50% or $700,000 deposit towards the purchase of another cryogenic recycling equipment line.

         As of May 31, 1996, the first cryogenic recycling equipment line has been delivered and the required $400,000 payment was made. The Company is working with the equipment manufacture to finalize installation, operation and acceptance of the equipment. Accordingly, the Company has not yet remitted the final $300,000 payment to the vendor for the first line.

         The Company also has $83,400 on deposit towards the purchase of injection molding equipment and a material handling system totaling $250,000 in aggregate

8.       NOTE RECEIVABLE

         In May 1996, the Company loaned $150,000 to Air Fenders, LTD ("Air Fenders") in the form of a three year secured loan, bearing interest at prime (8.25% at May 31, 1996) with principal and interest due in May 1999. The note is secured by a second interest in manufacturing molds utilized by Air Fenders.

9.       LICENSING FEE

         In April 1996, the Company signed a license agreement under which it acquired the exclusive world-wide right and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The Company paid a one-time $100,000 licensing fee at signing of the agreement and no additional fees are due if the Company uses the licensed technology in the manufacture of its own products. The Company may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The Company will amortize the license fee over the estimated ten year useful life of the technology.

10.      NOTES PAYABLE

         The Company borrowed $233,000 during the period September 1992 to December 1992 from Budra Management Corp. ("Budra"). The unsecured notes payable bear interest at a stated annual rate of 10% with principal and interest due on the closing of the Company's IPO. In addition, the notes required an additional payment of $250,000 due one year after the effective date of the initial public offering. In March 1995, the Company and Budra modified the terms of the note to grant Budra 100,000 shares of common stock on the closing of the IPO in lieu of the $250,000 cash payment and to register the shares in the IPO. The 100,000 shares were issued upon the closing of the IPO and valued in the aggregate at $500,000 or $5.00 per share, which was the IPO price of the common stock. At May 31, 1995, the Company accrued interest and the issuance of common stock at the closing, using an effective annual rate of 53%. Interest expense for the years ended May 31, 1994, 1995 and 1996 amounted to $120,852, $295,445 and $94,419 respectively.


                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



10.      NOTES PAYABLE - (CONTINUED)

         The Company borrowed $875,000 in two transactions through a placement agent (the "Placement Agent") during the period November 1993 to October 1994 from certain investors. These unsecured notes payable bear interest at 10% per annum with principal and interest due on the closing of the Company's IPO. In addition, on completion of the IPO, $35,000 of the notes payable were converted into 259,000 shares of common stock. Interest expense for the years ended May 31, 1994, 1995 and 1996 amounted to $15,999, $76,960 and $31,644 respectively.

         In connection with these notes, the Company paid fees to the Placement Agent of $112,250 in aggregate and legal fees of $35,000. In addition the Company granted the Placement Agent warrants to purchase 25,900 shares of common stock in aggregate. The warrants were subsequently canceled.

11.      NOTES PAYABLE, RELATED PARTIES

         In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% (9.75% at May 31, 1996) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. Interest expense for the year ended May 31, 1996 was $1,600.

         During the period of February 1996 to May 1996 the Company borrowed $1,500,000 in aggregate from a related company of which two of the Company's directors also hold positions as directors and or officers of the related company. These notes payable bear interest at 10% per annum with principal and interest due in three $500,000 increments at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on September 30, 1996, January 1, 1997 and June 1, 1997, respectively. In addition, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. The Company has the right to prepay any and all installments without penalty prior to their scheduled repayment. Interest expense for the year ended May 31, 1996 was $32,050.

         In June 1996, the Company borrowed an additional $200,000 from this related company. The note payable bears interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or
(2) on January 1, 1997. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share.

         Pursuant to the terms of the DuraWear stock purchase agreement, the Company succeeded to the obligations of DuraWear relating to the repayment a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of the Company. The note is to be repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1996), adjusted annually.

         At May 31, 1996, the note had a balance of $132,150 and maturities of the note during the years ended May 31, 1997, 1998 and 1999 amount to $53,253, $54,526 and $24,371, respectively. Interest expense for the year ended May 31, 1996 was $8,777.




                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.      NOTES PAYABLE, BANK

         Notes payable, bank consists of the following:                                        May 31,
                                                                                               -------
                                                                                        1995             1996
                                                                                        ----             ----
        Termnote  payable,  secured by a mortgage  on real  estate and a lien on substantially  all  other  assets  of  DuraWear,  guaranteed  by the
            Company, due in monthly installments of $5,098 including interest at prime plus 1% (9.25% at May 31, 1996) and a final installment of the
            remaining unpaid principal balance due July 2000                        $       --        $  468,412

        $700,000 SBA note payable,  due March 1997,  secured by a second lien on substantially all assets of DuraWear,  guaranteed by the Company, due in monthly  installments of $12,171 including  interest at prime plus
           1% (9.25% at May 31, 1996)                                                       --           110,731

        Term   notes   payable,  secured  by  equipment  and  requiring  monthly
           installments                                                                 10,517            36,154
                                                                                     ---------         ---------
                                                                                        10,517           615,297
        Less current portion of notes payable,banks                                     (4,995)         (140,289)
                                                                                     ---------         ---------
                    Notes payable, banks, non-current portion                       $    5,522        $  475,008
                                                                                     =========         =========


         The following is a summary of maturities of notes payable, bank at May 31, 1996:

       YEARS ENDING
       MAY 31,
       1997................................................       $  140,289
       1998................................................           26,527
       1999................................................           29,467
       2000................................................           32,389
       2001................................................          386,625
                                                                 -----------
                                                                  $  615,297
                                                                 ===========

         Interest expense for the year ended May 31, 1995 and 1996 was $1,033 and $40,416, respectively.

13.      CAPITAL LEASES

         The Company leases machinery and equipment with a cost of $1,251,591 and $1,705,234 under capital lease agreements at May 31, 1995 and 1996, respectively. Accumulated amortization amounted to $271,184 and $414,232, at May 31, 1995 and 1996, respectively. Amortization expense on assets under capital leases for the periods ended May 31, 1994, 1995 and 1996 was $92,809, $123,288 and $143,048 respectively. The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at May 31, 1996:

       YEARS ENDING
          MAY 31,
          1997.............................................      $   394,835
          1998.............................................          391,564
          1999.............................................          349,347
          2000.............................................          152,671
          2001.............................................           15,906
                                                                ------------
        Total minimum lease payments.......................        1,304,323
        Less amount representing interest..................         (172,701)
                                                                ------------

        Present value of minimum lease payments                  $ 1,131,622
                                                                 ===========

                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.      CAPITAL LEASES - (CONTINUED)

Interest expense for the years ended May 31, 1994, 1995 and 1996 was $70,027, $73,246 and $ 79,873, respectively. The Company's President has personally guaranteed the payments due under capital leases for assets with a cost of $1,234,777.

14.      COMMITMENTS AND CONTINGENCIES

Crumb Rubber Recycling Facility

         On December 14, 1995, the Company entered into a five year lease agreement with BFI Tire Recyclers of Georgia, Inc. ("BFI") whereby the Company will lease for $1 per year, approximately 15,000 square feet of land on which a tire recycling facility has been built at a cost of $862,000 as of May 31, 1996. The Company is responsible for all improvements and operating costs relating to the leased premises. This agreement can be extended for up to three additional five year terms with the consent of both parties.

         The Company also has paid $1,800,000 of equipment deposits towards the purchase of two cryogenic recycling equipment lines to be situated at this facility. (See Note 7).

Shredded Tire Supply Agreement

         On December 14, 1995, the Company also entered into a five year supply agreement with BFI whereby the Company is obligated to accept, on a "take or pay" basis, a minimum of approximately 32,000 tons of shredded waste tire material per year starting October 1, 1996. This obligation is reduced to 7,050 tons of tire material for the period of March 1, 1996 to September 30, 1996. The Company is obligated to pay for the higher of : (1) the number of tons of crumb rubber produced at the Company's recycling facility or (2) 75% of the amount of material accepted, as determined on a monthly basis. The price per ton consists of a base amount of $37.50 and an additional amount based on the publicly quoted Benchmark Price of 30 to 40 mesh crumb rubber. This agreement can be extended for up to three additional five year terms.

Product Development Agreement

         In July 1994, the Company entered into an agreement with an unrelated corporation to jointly test, research and develop a product. Under the agreement the Company paid the unrelated corporation $50,000 in July and August 1994 and $100,000 was payable upon the earlier of November 1, 1994 or the closing of the initial public offering. At May 31, 1995, the $100,000 payment due to the unrelated corporation was included in accrued expenses. In addition, the Company paid consulting fees of $5,000 per month through December, 1994. During the year ended May 31, 1995, research and development expense related to this agreement amounted to $180,000. The Company has terminated the agreement and made a final payment of $110,000 in January 1996. There are no further amounts due under this agreement. The Company also granted the unrelated corporation options to purchase 35,000 shares of common stock at $.29 per share. The options expired upon termination of the agreement.

Employment Agreements

         On September 29, 1995, the Company entered into three-year employment agreements with its Chief Executive Officer, President and Chief Financial Officer, respectively. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

Rental Agreements

         On September 30, 1994, the Company extended its lease for its Arkansas manufacturing and office space to May 31, 1997 at a monthly rental of $5,325. Rent expense was approximately $31,000, $64,000 and $64,000 for the years ended May 31, 1994, 1995 and 1996, respectively.

         In October 1995, the Company entered into a three year lease for approximately 2,700 square feet of corporate administrative office space at a monthly rental of $3,238. Rent expense was $16,190 for the year ended May 31, 1996.


                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



14.      COMMITMENTS AND CONTINGENCIES -(CONTINUED)

Contingencies

         On October 27, 1994, the Company was served with a lawsuit by a former consultant seeking, among other things, additional consulting fees, as well as royalties relating to the Company's alleged use of a cryogenic process for recovering crumb rubber that the consultant alleges he developed. The Company is contesting the lawsuit vigorously. Management believes that even if the consultant were to prevail in this suit, it would not have a material effect on the Company's financial statements or its business.

15.      STOCKHOLDERS' EQUITY

Reincorporation

         The Company was reincorporated in the State of Delaware on June 27, 1995. In the reincorporation, the Company increased the par value of its preferred stock from $.001 per share to $1.00 per share and decreased the authorized shares of preferred stock from 5,000,000 shares to 1,000,000 shares. In addition, the Company increased the par value of its common stock from $.001 per share to $.01 per share. The financial statements reflect the reincorporation as if it had occurred on September 16, 1992. Accordingly, the par value and additional paid-in capital amounts have been retroactively restated.

Increase in Authorized Shares of Common Stock

         On June 7, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

Preferred Stock

         In April and May 1995, the Company completed a private placement of 500,000 shares of non-voting Class A convertible preferred stock at $1.00 per share. Each share is convertible into one share of common stock and two redeemable common stock purchase warrants and has a liquidation preference of $1.00 per share.

         In August 1995, the Company concluded a private placement of 300,000 shares of non-voting Class B convertible preferred stock at $2.00 per share. Each share is convertible into one share of common stock and one redeemable common stock purchase warrant and has a liquidation preference of $2.00 per share.

         In October 1995 with the consent of the Company, all outstanding preferred stock including, 500,000 shares of the Company's non-voting Class A convertible preferred stock and 300,000 shares of the Company's non-voting Class B convertible preferred stock were converted into an aggregate of 800,000 shares of common stock and 1,300,000 redeemable common stock purchase warrants. The terms of the warrants are the same as the IPO warrants. The Company registered the common stock and warrants issued on conversion of the preferred stock and the common stock issuable upon exercise of the warrants in its IPO.

Common Stock Transactions

         On September 16, 1992, the Company issued 1,254,500 shares of common stock to six individuals for a purchase price of $.01 per share. At May 31, 1994, the balance due from the stockholders, amounting to $12,545, was included in stock subscriptions receivable. In August 1994, the Company's Board of Directors voted to forgive these stock subscriptions receivable for services rendered to the Company.

         In August 1993, the Company issued 5,000 shares of common stock to a financial consultant for services rendered valued at $500.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.      STOCKHOLDERS' EQUITY - (CONTINUED)

         In October 1993, the Company sold 774,000 shares of common stock to nine investors for a total purchase price of $200,000. The investors were affiliates or principals of the Placement Agent (see Note 10). The purchase price required $75,000 in cash and notes receivable in the amount of $125,000. At May 31, 1994, the $75,000 was included in stock subscriptions receivable and was paid in cash on June 29, 1994. The notes receivable bear interest at 8% per annum commencing on May 31, 1994 and both principal and accrued interest were due on October 31, 1995. In January 1995, the Company purchased and retired 463,167 shares of the common stock in exchange for $55,884 in cash and the cancellation of $87,317 of the notes receivable. In April 1995, the Company received payment on the notes receivable in the amount of $37,683. Interest income on the notes receivable for the year ended May 31, 1995 amounted to $5,754.

         In January 1994, the Company issued 25,000 shares of common stock to a law firm for services rendered valued at $6,500.

         In April 1995, the Company issued 46,000 shares of common stock at a value of $1.00 per share in consideration for employee services rendered, legal and consulting fees and as payment for accrued expenses. The Company also issued 132,000 shares of common stock in satisfaction of $132,000 in consulting fees due through May 31, 1995, payable to its non-salaried chief financial officer and non-salaried chief executive officer. (See Note 18). Also in April 1995, the non-salaried chief executive officer loaned the Company $75,000 for working capital purposes and subsequently agreed to convert $40,000 in loan principal into 40,000 shares of common stock.

         Management valued the common stock issued in April, 1995 and the shares issuable under common stock options and warrants granted in April, 1995 at $1.00 per share based upon the price of the Class A convertible preferred stock issued in the private placement completed in April and May, 1995. The preferred stock issued in the private placement was sold to unaffiliated investors in arms-length transactions. Each share of the preferred stock is convertible into one share of common stock and two redeemable common stock purchase warrants and has rights and preferences that are substantially similar to the rights and preferences of the common stock.

         In October 1995, the Company completed its IPO (See Note 2) and completed the acquisition of DuraWear Corporation (See Note 3). In addition, the Company issued 259,000 of Common Stock upon the conversion of $35,000 of convertible notes payable and 100,000 shares of Common Stock in lieu of $500,000 of interest payable. (See Note 10).

Stock Option Plan

         The Board of Directors adopted the 1993 Stock Option Plan (the "Plan") and the Company's stockholders approved the Plan on June 10, 1993. The Board of Directors initially reserved 410,000 shares of common stock for issuance to employees, officers, directors and consultants. On June 7, 1996, the Company's stockholders voted to increase the number of shares authorized under the Plan to 1,000,000 shares.

         Under the Plan, the Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the Plan. Stock options under the Plan are summarized as follows:

                                                                    YEARS ENDED MAY 31
                                                                    ------------------
                                                           1994           1995            1996
                                                           ----           ----            ----
       Outstanding at beginning of year.............           --        224,000         279,000
       Granted......................................      224,000         60,000         170,000
       Canceled.....................................           --         (5,000)        (46,500)
       Exercised (at $.27 to $.29 per share)........           --             --         (25,000)
                                                          -------        -------         -------
       Outstanding at end of year...................      224,000        279,000         377,500
                                                          =======        =======         =======
       Exercisable at end of year...................       58,300         58,300          91,500
                                                          =======        =======         =======
       Exercise prices per share at end of year..... $.09 to $.27  $.09 to $1.00   $.09 to $3.38
                                                    =============  =============   =============

       Reserved for future grants at end of year          186,000        131,000         597,500
                                                         ========        =======         =======

                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.      STOCKHOLDERS' EQUITY - (CONTINUED)

         The options granted under the 1993 Plan are exercisable for periods of five to ten years from the date of issuance. On July 11, 1996, the Company granted options to purchase 195,800 shares of common stock at an exercise price of $2.75 per share to certain employees and a consultant.

 .Non -Employee Director Stock Option Plan

         On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders approved the Director Plan on June 7, 1996. The Board of Directors has reserved 300,000 shares of common stock for issuance and as of May 31, 1996, options to purchase 30,000 shares of common stock, at prices ranging from $3.38 to $4.50 per share, have been granted under the Director Plan.

         Each non-employee director on January 24, 1996, was automatically granted an option to purchase 10,000 shares of common stock. In addition, on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 10,000 shares of the common stock. Each non-employee director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 10,000 shares of common stock. The exercise price per share of options granted under the Director Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant. Each option granted under the Director Plan is immediately exercisable for a period of ten years from the date of the grant.

Other Stock Options

         In July 1994, the Company granted non-qualified stock options to purchase 240,000 shares of common stock at an exercise price of $.29 per share through July 1999. Subsequently 35,000 options were canceled. As of May 31 ,1996, 55,000 of these options were outstanding and exercisable.

         In February 1995, the Company granted non-qualified stock options to purchase 15,000 shares of common stock at an exercise price of $1.00 per share through February 2000. In April 1995, the Company granted non-qualified stock options to purchase 56,000 shares of common stock at an exercise price of $1.00 per share through April 2005. Subsequently 35,000 options were canceled. As of May 31, 1996, 36,000 of these options were outstanding and exercisable

         In October 1995, an individual exercised non-qualified stock options to purchase 25,000 shares of common stock at an exercise price of $.29 per share. In January 1996, the Company granted non-qualified stock options to purchase 250,000 shares of common stock which are immediately exercisable at exercise prices ranging from $3.75 to $6.75 through November 1996. As of May 31, 1996, 100,000 of these options were exercisable.

          In January 1996, the former sole stockholder of DuraWear exercised 125,000 non-qualified stock options using a net exercise feature, in exchange for 117,750 shares of Common Stock.

         On July 11,1996, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $2.75 per share through July 2006 to certain officers and directors. These options vest over a five year period.

Other Warrants

         In April 1995, the Company granted warrants to purchase 175,000 shares of common stock at an exercise price of $1.00 per share through April 2005. Subsequently 50,000 of the options were canceled. At May 31, 1996, 25,000 of these warants were exercisable. In January 1996, the Company granted immediate exercisablewarrants to purchase 67,000 shares of common stock for services rendered. The exercise price is $3.38 though January 2006.

         During the period of February 1996 to June 1996, the Company granted 300,00 warrants in connection with certain borrowings (See Note 11) During June 1996, , the Company granted warrants to purchase 981,233 shares of common stock at an exercise prices ranging from $3.00 to $3.88 per share through June 2001.


                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.      STOCKHOLDERS' EQUITY - (CONTINUED

    Common Stock Reserved

    The Company has reserved common stock at May 31, 1996 as follows:

        Initial public offering warrants.......................       1,265,000
        Underwriters initial public offering warrants..........         220,000
        Warrants issued on conversion of preferred stock.......       1,300,000
        Stock option plans.....................................       1,275,000
        Other stock option plans...............................         341,000
        Other warrants.........................................         392,000
                                                                     ----------
                                                                      4,793,000
                                                                     ==========
            During the period June 1, 1996 to July 11,1996, the Company reserved an additional 1,681,223 shares of common stock in connection with other stock options and other warrants granted (See Notes 11 and 15).

16.      MAJOR CUSTOMERS

         At May 31, 1995, 55%, 27% and 11% of accounts receivable were from three customers and at May 31, 1996, 24%, 16%, 15% and 11% of consolidated accounts receivable were from four customers.

         During the year ended May 31, 1994, approximately 67% and 17% of net sales were from two major customers, during the year ended May 31, 1995, approximately 62% ,14% and 10% of net sales were from three major customers and during the year ended May 31, 1996, approximately 38% and 14% of consolidated net sales were from two major customers.

17.      SEGMENT INFORMATION

         The Company has three principal operating groups: the injection molding group, the rubber recycling group and the industrial materials group. The injection molding group provides injection molding services to customers' specifications in the production of plastic and thermoplastic rubber parts. These customers are primarily located in the State of Arkansas. The rubber recycling group was established to identify processing techniques and alternative lower-cost sources of supply of crumb rubber and plastic waste for recycling and to develop rubber and plastic based end-products. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. During the years ended May 31, 1994 and 1995, the Company operated solely in the injection molding industry. The following is the segment information for the year ended May 31, 1996:

                      Injection Molding      Rubber Recycling      Industrial Materials
                             Group               Group                     Group                 Total
                             -----               -----                     -----                 -----
Operating Revenues        $ 3,199,641          $        -              $ 1,138,897           $ 4,338,538
Operating Loss               (227,927)           (172,080)                (198,538)             (598,545)
Identifiable Assets         2,122,786           2,830,832                2,514,181             7,467,799
Depreciation/Amortization     157,702               7,760                  163,178               328,640
Capital Expenditures          499,653             909,114                2,723,082             4,131,849


         Operating loss represents net sales less operating expenses for each segment, and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. General corporate assets consist principally of cash, deposits, office furniture and equipment and license fees.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.      RELATED PARTY TRANSACTIONS

         During the years ended May 31, 1994 and 1995, the Company accrued consulting fees relating to consulting agreements with its non-salaried chief financial officer and non-salaried chief executive officer amounting to $60,000 and $72,000, respectively. In April 1995, the Company issued common stock in payment of the accrued consulting fees.

         During the year ended May 31, 1996, the Company paid consulting fees relating to consulting agreements with its non-salaried chief financial officer and non-salaried chief executive officer amounting to $18,000 each. Effective with the Company's IPO, the Company executed three year employment agreements with it's chief executive officer, president and chief financial officer.

19.      INCOME TAXES

         There was no provision for income taxes for the years ended May 31, 1994, 1995 and 1996 due to the Company's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rates is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax assets.

         The components of the net deferred tax asset are as follows:

                                                            May 31,
                                                     ----------------------
                                                     1995              1996
                                                     ----              ----
          Deferred tax asset:
             Federal...........................  $   668,000       $ 1,151,000
             State.............................      133,000           232,000
                                                 -----------       -----------
                                                     801,000         1,383,000
          Valuation reserve....................     (801,000)       (1,383,000)
                                                 -----------       -----------
          Net deferred tax asset...............  $        --       $        --
                                                 ===========       ===========


          The following differences give rise to deferred income taxes:

                                                        YEARS ENDED MAY 31,
                                                        -------------------
                                                       1995             1996
                                                       ----             ----

          Net operating loss carryforward........  $   766,000     $  1,326,000
          Research tax credit carryforward.......       17,000           17,000
          Other..................................       18,000           40,000
                                                   -----------     ------------
                                                       801,000        1,383,000
          Valuation reserve......................     (801,000)      (1,383,000)
                                                   -----------     ------------
          Net deferred tax asset.................  $        --     $         --
                                                   ===========     ============

        The change in the valuation reserve is as follows:

                                                               YEARS ENDED MAY 31,
                                                       ---------------------------------
                                                          1994       1995         1996
                                                          ----       ----         ----
          Balance at beginning of year.......          $ 136,000  $ 379,000  $   801,000
          Increase due to current year net
             operating loss..................            243,000    422,000      582,000
                                                       ---------  ---------  -----------
          Balance at end of year.............          $ 379,000  $ 801,000  $ 1,383,000
                                                       =========  =========  ===========

         As of May 31, 1996, the Company has net operating loss carryforwards of approximately $3,460,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 1998, respectively. In addition, the Company has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008.

         Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





20.      FAIR VALUE OF FINANCIAL INSTRUMENTS.

         At May 31, 1996, the Company's financial instruments included the loan receivable, related party (see Note 6), a note receivable (see Note 8) and notes payable (see Notes 11 and 12). The carrying amounts of the loan receivable, related party approximates its fair value based on its collection in full on June 26, 1996. The carrying amount of the note receivable and the notes payable approximate their values as these instruments bear interest at market rates.




                                   SIGNATURES




         Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          By:  GreenMan Technologies, Inc.


                                               /s/ Maurice E. Needham
                                               ----------------------
                                               MAURICE E. NEEDHAM
                                               CHIEF EXECUTIVE OFFICER AND
                                               CHAIRMAN OF THE BOARD




         Pursuant to the requirements of the Securities Act of 1934 , this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




              SIGNATURE                                TITLE(S)                              DATE
              ---------                                --------                              ----


/s/ Maurice E. Needham               Chief Executive Officer and                 September 10, 1996
- ----------------------               Chairman of the Board
MAURICE E. NEEDHAM


/s/ James F. Barker                  President and Director                      September 10, 1996
- -------------------
JAMES F. BARKER

/s/ Joseph E. Levangie               Chief Financial Officer and Director        September 10, 1996
- ----------------------               (Principal Financial Officer and
JOSEPH E. LEVANGIE                   Principal Accounting Officer)

/s/ Lew F. Boyd                      Director                                    September 10, 1996
- ----------------
LEW F. BOYD


/s/ Buster C. Glosson                Director                                    September 10, 1996
- ----------------------
BUSTER C. GLOSSON

