Form 10QSB
period 1996-08-31
GREENMAN TECHNOLOGIES INC
filed 1996-10-15
CIK 932699

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  AUGUST  31, 1996            Commission File Number    1-13776
                   ----------------                                  -----------



                           GREENMAN TECHNOLOGIES, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                      71-0724248
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                                01940
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)



          Issuer's telephone number, including area code (617) 224-2411

               ___________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

               Number of shares outstanding as of October 14, 1996

                 Common Stock, $.01 par value, 5,621,083 shares








                           GREENMAN TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 AUGUST 31, 1996


                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (*)

          Unaudited Condensed Consolidated Balance Sheets
               as of  May 31, 1996 and August 31, 1996                         3

          Unaudited  Condensed  Consolidated  Statements  of Loss for
               the three months ended August 31, 1995 and 1996                 4

          Unaudited  Condensed  Consolidated  Statements  of Cash
                Flows for the three months ended August 31, 1995 and 1996      5

          Notes to Unaudited Condensed Consolidated Financial Statements       6

Item  2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7-9



                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   10

Item 2.   Changes in Securities                                               10

Item 3.   Defaults Upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 5.   Other Information                                                   10

Item 6.   Exhibits and Reports on Form 8-K                                    10

          Signatures                                                          11

* The financial information at May 31, 1996 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.









                           GREENMAN TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             May 31,       August 31,
                                                                                              1996          1996
                                                                                              ----          ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents.....................................................          $   153,172     $  106,664
  Accounts receivable, trade, less allowance for doubtful accounts
    of $31,751 and $23,772 as of May 31, 1996 and August 31,1996................              605,255        633,128
  Inventory ....................................................................              525,279        430,442
  Loan receivable, related party  (Note 3)......................................              500,000           --
  Other current assets..........................................................              242,607         98,537
                                                                                           ----------      ---------
        Total current assets                                                                2,026,313      1,268,771
                                                                                           ----------      ---------
Property and equipment,at cost:
     Land.......................................................................              223,785        223,785
     Buildings..................................................................              910,400        910,400
     Machinery and equipment....................................................            2,026,131      2,184,976
     Furniture and fixtures.....................................................               88,276         89,050
     Motor vehicles.............................................................               33,932         64,822
     Leasehold improvements.....................................................              895,958        923,505
                                                                                           ----------     ----------
                                                                                            4,178,482      4,396,538
       Less accumulated depreciation and amortization...........................             (507,991)      (597,861)
                                                                                           ----------     ----------
                                                                                            3,670,491      3,798,677
                                                                                           ----------     ----------
Other assets:
  Equipment deposits............................................................            1,883,400      1,883,400
  Goodwill, net.................................................................              465,246        452,784
  Non-competition agreement, net................................................              272,222        243,056
  Note receivable ..............................................................              150,000        150,000
  Licensing Fee.................................................................              100,000        100,000
  Other.........................................................................               71,311         64,809
                                                                                            ---------      ---------
                                                                                            2,942,179      2,894,049
                                                                                            ---------      ---------
                                                                                          $ 8,638,983     $7,961,497
                                                                                          ===========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, related parties................................................          $ 1,378,253     $2,083,556
  Notes payable, bank, current portion .........................................              140,289        114,286
  Accounts payable..............................................................              718,770        639,621
  Accrued expenses, other.......................................................              680,318        817,468
  Obligations under capital leases, current.....................................              311,679        336,560
                                                                                            ---------      ---------
    Total current liabilities...................................................            3,229,309      3,991,491

Notes payable, bank, non-current portion........................................              475,008        505,371
Notes payable, related parties, non-current portion.............................              578,897         65,772
Obligations under capital leases................................................              819,943        842,814
                                                                                            ---------      ---------
    Total liabilities...........................................................            5,103,157      5,405,448
Stockholders' equity (Notes 4 and 5):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
     and outstanding............................................................                   --            --
   Common stock, $.01 par value, 20,000,000 shares authorized; 5,076,083 shares
     issued and outstanding at May 31, 1996 and August 31,1996..................               50,761         50,761
  Additional paid-in capital....................................................            7,183,519      7,468,722
  Accumulated deficit...........................................................           (3,698,454)    (4,963,434)
                                                                                           ----------    -----------
        Total stockholders' equity..............................................            3,535,826      2,556,049
                                                                                           ----------    -----------
                                                                                          $  8,638,983   $ 7,961,497
                                                                                          ============   ===========





           See accompanying notes to unaudited condensed consolidated financial statements.




                           GREENMAN TECHNOLOGIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS





                                                                     Three Months Ended August 31,
                                                                     -----------------------------
                                                                         1995            1996
                                                                         -----           ----

Net sales.....................................................     $     660,211    $   886,866

Cost of sales.................................................           560,449        726,039
                                                                    ------------   ------------
Gross profit .................................................            99,762        160,827
                                                                    ------------   ------------
Operating expenses:
    Research and development  ................................             9,765         67,085
    Selling, general and administrative (Note 4)..............           216,522      1,230,146
                                                                   -------------   ------------
        Total operating expenses..............................           226,287      1,297,231
                                                                   -------------   ------------
Operating loss................................................         (126,525)    (1,136,404)
                                                                   -------------   ------------
Other income (expense):
    Interest expense..........................................         (118,908)       (95,298)
    Other, net (Note 4).......................................             7,651       (33,278)
                                                                   -------------  -------------
        Other income (expense), net...........................         (111,257)      (128,576)
                                                                   -------------  -------------
Net loss......................................................     $   (237,782)  $ (1,264,980)
                                                                   =============  =============

Net loss per share (Note 2)...................................          $  (.06)       $  (.25)
                                                                        ========       ========

Shares used in calculation of net loss per share..............         4,097,333      5,076,083
                                                                       =========      =========









                  See accompanying notes to unaudited condensed
                       consolidated financial statements.



                           GREENMAN TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Three Months Ended August 31,
                                                                    -----------------------------
                                                                         1995            1996
                                                                     -----------      ----------
Cash flows from operating activities:
    Net loss..................................................        $ (237,782)    $ (1,264,980)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Depreciation and amortization.........................            36,952          131,498
        Common stock warrants and options issued for services
          rendered ...........................................                --          285,203
        Decrease (increase) in assets:
           Accounts receivable................................           134,466          (27,873)
           Inventory..........................................            32,280           94,837
           Other current assets...............................             5,530          144,070
           Deferred offering costs............................         (124,945)               --
        (Decrease) increase in liabilities:
           Accounts payable...................................         (156,229)          (79,149)
           Accrued expenses...................................         (177,153)          137,150
                                                                      ----------        ---------
               Net cash used for operating activities.........         (486,881)         (579,244)
                                                                     -----------        ---------
Cash flows from investing activities:
    Increase in notes receivable..............................          (57,094)              --
    Repayment of loan receivable..............................                --          500,000
    Purchase of property and equipment........................           (2,388)          (93,556)
    (Increase) decrease in other assets.......................          (11,390)            6,502
                                                                    ------------        ---------
               Net cash used for investing activities.........          (70,872)          412,946
                                                                    ------------        ---------
Cash flows from financing activities:
    Proceeds from notes payable...............................                --           46,550
    Repayment of notes payable................................           (1,211)          (42,190)
    Proceeds from notes payable related parties...............                --          200,000
    Repayment of notes payable related parties................                --           (7,822)
    Principal payments on obligations under capital leases....          (61,617)          (76,748)
    Net proceeds on sale of preferred stock...................           600,000               --
                                                                    ------------        ---------
      Net cash provided by financing activities...............           537,172          119,790
                                                                    ------------        ---------
Net decrease in cash..........................................          (20,581)          (46,508)
Cash and cash equivalents at beginning of period..............           109,778          153,172
                                                                    ------------        ---------
Cash and cash equivalents at end of period....................      $     89,197        $ 106,664
                                                                    ============        =========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases.....      $         --        $ 124,500
    Interest paid.............................................            12,000           44,953



           See accompanying notes to unaudited condensed consolidated financial statements.




                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996



1.       BASIS OF PRESENTATION

        The consolidated financial statements include the results of the Company for the three months ended August 31, 1995 and the Company and it's wholly-owned subsidiary, DuraWear for the three months ended August 31, 1996. All significant intercompany accounts and transactions are eliminated in consolidation.

        The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1996 included in the Company's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

        The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

2.      NET LOSS PER SHARE

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

3.      LOAN RECEIVABLE, RELATED PARTY

        In  January  1996,   the  Company  made  a  $500,000   advance  under  a
non-interest bearing loan agreement to a company owned by one of its directors. On June 26, 1996, this advance was returned to the Company in its entirety.

4.      COMMON STOCK OPTIONS AND WARRANTS

        The Company accounts for the fair value of its common stock options and warrants in accordance with FASB Statement 123, "Accounting for Stock-Based Compensation". The compensation cost associated with the issuance of 1,081,233 common stock options and warrants issued for services rendered during the quarter ended August 31, 1996 was $285,203.

5.      SUBSEQUENT EVENTS

        On September 16, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $715,965 after deducting commissions and expenses of $106,985.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB filed for the fiscal year ended May 31, 1996.

OVERVIEW

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

        The Company's Molding operation (the "Molding operation"), located in Malvern, Arkansas, provides injection molding manufacturing services to customers' specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. The facility also conducts research and development on the Company's GreenMan Environmental Materials ("GEM") Stock and tests the use of these materials in the manufacture of a variety of possible products.

        The Company's Molding operation is scheduled to commence the manufacture of the Company's first consumer product, a GEM Stock trash container, in the Fall of 1996. Future proposed products, to be manufactured utilizing injection molding, will also be produced at the Molding operation, which management expects to result in a gradual transition from contract/custom molding (manufacture products for third parties) to captive molding (manufacture products under the GreenMan name) activities.

        The Company's Recycling operation (the "Recycling operation"), located in Jackson, Georgia, was established to develop low-cost sources of rubber and plastic waste (made from recycled plastics and crumb rubber from tires) for use in the production of the Company's GEM Stock and to develop markets for end-products to be made using the GEM Stock.

        The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the building industry with anti-fatigue floor mats, roofing products and timbers; the lawn and garden market with landscape timbers and fencing; the consumer products market with trash containers, recycling totes and storage containers; and the transportation industry with nose cones, barriers, railroad ties and railway crossing mats. Through an agreement with Crumb Rubber Technologies, Inc., ("CRT"), the Company gains the capability to produce crumb rubber that can be combined with recycled plastic waste and virgin plastic to produce the Company's GEM Stock which will be used in the production of the Company's proposed consumer and industrial products, sold as a merchant chemical to other users of crumb rubber or sold in its raw state. Through an agreement with BFI Tire Recyclers of Georgia, Inc., a wholly owned subsidiary of Browning-Ferris Industries ("BFI"), the Company has secured a multi-year supply of waste tires to feed the Company's Jackson, Georgia crumb rubber processing operation.

        In October 1995, the Company completed its initial public offering and received net proceeds of approximately $5,370,000 after underwriting commissions and other issuance costs paid at the closing.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1995

        Net sales for the three months ended August 31,1996 were $886,866 as compared to $660,211 for the three months ended August 31, 1995. The increase of $226,655 or 34% is due to the inclusion of DuraWear sales of $468,405 which offsets a 37% decrease in contract molding and assembly business. The decrease in contract molding and assembly business is attributable to the cyclical nature of the business of several large customers which resulted in lower orders from these customers. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding. The Company anticipates the commencement of production of a GEM Stock trash container during the second fiscal quarter and continues to identify and evaluate additional captive molding opportunities. The Company has taken steps to reduce operating expenses in its molding operations during this transition period.

        Gross profit for the three months ended August 31,1996 was $160,827 or 18% of net sales as compared to $99,762 or 15% of net sales for the three months ended August 31, 1995. This improvement in gross profit was primarily due to the inclusion of the DuraWear's sales which generated a 46% gross margin while the molding and assembly operations experienced a lower gross margin due to the impact of decreased volumes.

        Research and development expenditures were $67,085 during the three months ended August 31, 1996 as compared to $9,765 for the same 1995 period. The significant increase is attributable to the Company's ongoing efforts to indentify new proprietary products and expand the applications of existing product lines.

        Selling, general and administrative expenses were $1,230,146 for the three months ended August 31,1996, or 139% of sales as compared to $216,522, or 33% of sales, for the same 1995 period. The increase of $1,013,624 was primarily attributable to the inclusion of DuraWear's operating expenses of $251,645, which included $29,166 relating to amortization of the three-year non-competition agreement and $12,462 relating to goodwill amortization. In addition, the Company initiated a significant financial public relations campaign during the quarter ended August 31, 1996 which resulted in a one time charge of approximately $200,000. This campaign consisted of newsprint articles, television features and the mailing of over 100,000 financial information packages to qualified individuals and brokers. The Company also recognized a $255,070 non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The results for the quarter ended August 31, 1996 also reflect $135,231 of costs associated with the Company's recycling operation which has not yet begun generating revenue and is operating under limited conditions as both equipment and processes continue to be evaluated and refined in order to maximize the production capabilities of that facility. In addition, the Company's expenses increased due to the addition of new employees, increased corporate development and marketing activities and increased expenses related to the Company's becoming a public company in October 1995.

        As a result of the foregoing, the operating loss for the three months ended August 31,1996 increased by $1,009,879 to $1,136,404 or 128% of sales as compared to an operating loss of $126,525, or 19% of sales for the comparable 1995 period.

        The Company experienced a net loss of $1,264,980, or $.25 per share for the quarter ended August 31, 1996 as compared to a net loss of $237,782, or $.06 per share for the quarter ended August 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has satisfied its capital requirements through the sale of common and preferred stock to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock and common stock options and warranst in lieu of cash for services rendered.

        During June 1996, the Company borrowed $200,000 from Palomar Medical Technologies, Inc. ("Palomar"), a company of which two of the Company's directors also hold positions as directors and/or officers. The note payable bears interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) on January 1, 1997. In addition, the Company agreed to grant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share.

        On September 16, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $715,965 after deducting commissions and expenses of $106,985. Approximately $521,000 of the proceeds were utilized to repay loans from Palomar.

        At August 31, 1996, the Company had cash of $106,664, a working capital deficit of $2,722,720, net capital of $2,556,049 and accumulated losses of $4,963,434.

        Based on the Company's operating plans, management believes that the available working capital together with revenues from operations, the sale of common stock and the purchase of equipment through lease financing arrangements, will be sufficient to meet the Company's cash requirements through the second quarter of fiscal 1997. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. The Company has commenced the offering of 7% convertible debentures in an effort to raise up to $3,000,000 in gross proceeds. As of the date of this report no funds have been received and no assurance can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

FACTORS AFFECTING FUTURE RESULTS

        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) completion of the Company's crumb rubber facility and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products thereby reducing its reliance on a few major customers; (iii) the Company's ability to integrate and manage the operations of DuraWear, its recently acquired subsidiary; (iv) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products, (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that the Company will be successful in completing its crumb rubber facility, that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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



                           PART II - OTHER INFORMATION

                                 AUGUST 31, 1996


Item 1.        Legal Proceedings

               There has been no significant changes in legal proceedings during the quarter ended August 31, 1996.

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibit 10.42  --  Promissory  Note  issued in June 1996 by  GreenMan  Technologies, Inc.
                                         to Palomar Medical Technologies, Inc.

               (b)    Exhibit 10.43  --  Common Stock Purchase Warrant issued in June 1996 to Palomar Medical
                                         Technologies, Inc.


               (c)    Exhibit 10.44  -- Form of Offshore Stock Subscription Agreement dated September 16, 1996 between GreenMan Technologies, Inc. and certain foreign investors.

               (d)    Exhibit 11     -- Statement regarding net loss per share.

               (e)    Exhibit 27     -- Financial Data Schedule



        (b)    There were no  reports on Form 8-K filed  during  the three  months  ended  August 31,1996





                                   SIGNATURES




        Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    By: GreenMan Technologies, Inc.


                                             /s/ Maurice E. Needham
                                        ----------------------------------------
                                                 MAURICE E. NEEDHAM
                                      CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                                                     THE BOARD




       SIGNATURE                                TITLE(S)                              DATE
       ---------                                --------                              ----



/s/ Maurice E. Needham               Chief Executive Officer and                   October 14, 1996
----------------------
  MAURICE E. NEEDHAM                 Chairman of the Board
                                      (Principal Executive Officer)

/s/ Joseph E. Levangie               Chief Financial Officer and Director          October 14, 1996
----------------------                (Principal Financial Officer and
  JOSEPH E. LEVANGIE                   Principal Accounting Officer)





