Form 10QSB
period 1996-11-30
GREENMAN TECHNOLOGIES INC
filed 1997-01-14
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  NOVEMBER  30, 1996          Commission File Number  1-13776
                   ------------------                                -----------



                             GREENMAN TECHNOLOGIES, INC.
                             ---------------------------
        (Exact name of small business issuer as specified in its charter)




                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   71-0724248
                      ------------------------------------
                      (I.R.S. Employer Identification No.)



7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                          01940
 ----------------------------------------                        ----------
 (Address of principal executive offices)                        (Zip Code)



          Issuer's telephone number, including area code (617) 224-2411
                                                          -------------

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


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

               Number of shares outstanding as of January 13, 1997

                 Common Stock, $.01 par value, 5,623,483 shares








                           GREENMAN TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                NOVEMBER 30, 1996


                                TABLE OF CONTENTS
                                                                                                                               PAGE
                                                                                                                               ----

                             PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of May 31, 1996 and November 30, 1996                                3

         Unaudited Condensed Consolidated Statements of Loss for the three and six months ended November 30, 1995 and 1996       4

         Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1995 and 1996         5-6

         Notes to Unaudited Condensed Consolidated Financial Statements                                                          7

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations                                8-11



                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                      12

Item 2.  Changes in Securities                                                                                                  12

Item 3.  Defaults Upon Senior Securities                                                                                        12

Item 4.  Submission of Matters to a Vote of Security Holders                                                                    12

Item 5.  Other Information                                                                                                      12

Item 6.  Exhibits and Reports on Form 8-K                                                                                       12

         Signatures                                                                                                             13

* The  financial  information  at May 31,  1996  has  been  taken  from  audited financial  statements at that date and should be read in conjunction  therewith. All other financial statements are unaudited.











                           GREENMAN TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                May 31,            November 30,
                                                                                                 1996                 1996
                                     ASSETS                                                    --------            ------------
Current assets:
  Cash and cash equivalents.....................................................            $   153,172           $   123,639
  Accounts receivable, trade, less allowance for doubtful accounts
    of $31,751 and $23,772 as of May 31, 1996 and November 30,1996..............                605,255               393,549
  Inventory ....................................................................                525,279               323,088
  Loan receivable, related party................................................                500,000                 --
  Other current assets..........................................................                242,607                77,518
                                                                                              ---------             ---------
        Total current assets                                                                  2,026,313               917,794
                                                                                              ---------             ---------
Property and equipment,at cost:
     Land.......................................................................                223,785               223,785
     Buildings..................................................................                910,400               910,400
     Machinery and equipment....................................................              2,026,131             2,241,667
     Furniture and fixtures.....................................................                 88,276                89,792
     Motor vehicles.............................................................                 33,932                64,822
     Leasehold improvements.....................................................                895,958               927,609
                                                                                              ---------             ---------
                                                                                              4,178,482             4,458,075
       Less accumulated depreciation and amortization...........................               (507,991)             (689,822)
                                                                                              ---------             ---------
                                                                                              3,670,491             3,768,253
                                                                                              ---------             ---------
Other assets:
  Equipment deposits............................................................              1,883,400             1,903,400
  Goodwill, net.................................................................                465,246               440,322
  Non-competition agreement, net................................................                272,222               213,889
  Notes receivable (Note 3).....................................................                150,000               250,000
  Licensing Fee.................................................................                100,000               100,000
  Other.........................................................................                 71,311                67,692
                                                                                              ---------             ---------
                                                                                              2,942,179             2,975,303
                                                                                              ---------             ---------
                                                                                            $ 8,638,983            $7,661,350
                                                                                            ===========            ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, related parties (Note 4).......................................            $ 1,378,253           $ 2,047,014
  Notes payable, bank, current portion .........................................                140,289               233,397
  Accounts payable..............................................................                718,770               604,408
  Accrued expenses, other.......................................................                680,318               904,134
  Obligations under capital leases, current.....................................                311,679               342,991
                                                                                              ---------             ---------
    Total current liabilities...................................................              3,229,309             4,131,944
                                                                                              ---------             ---------

Notes payable, bank, non-current portion........................................                475,008               341,816
Notes payable, related parties, non-current portion.............................                578,897                52,313
Obligations under capital leases................................................                819,943               755,287
                                                                                              ---------             ---------
    Total liabilities...........................................................              5,103,157             5,281,360
                                                                                              ---------             ---------

Stockholders' equity (Note 5):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
     and outstanding............................................................                   --                   --
   Common stock, $.01 par value, 20,000,000 shares authorized; 5,076,083 shares issued and outstanding at May 31, 1996 and 5,623,483 shares issued and
     outstanding at November 30,1996............................................                 50,761                56,235
  Additional paid-in capital....................................................              7,183,519             8,179,550
  Accumulated deficit...........................................................             (3,698,454)          ( 5,855,795)
                                                                                             ----------           - ---------
        Total stockholders' equity..............................................              3,535,826             2,379,990
                                                                                              ---------             ---------
                                                                                           $  8,638,983          $  7,661,350
                                                                                           ============          ============





 See accompanying notes to unaudited condensed consolidated financial statements.










                           GREENMAN TECHNOLOGIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS





                                                                         THREE MONTHS  ENDED         SIX MONTHS  ENDED
                                                                         -------------------         -----------------
                                                                             NOVEMBER 30,               NOVEMBER 30,
                                                                         -------------------         -----------------
                                                                         1995          1996          1995        1996
                                                                         ----         -----          ----        ----


Net sales.....................................................       $   892,314   $  796,141    $ 1,552,525  $ 1,683,007

Cost of sales.................................................           637,960      728,508      1,198,409    1,454,547
                                                                     -----------   ----------      ---------    ---------
Gross profit .................................................           254,354       67,633        354,116      228,460
                                                                     -----------   ----------      ---------    ---------
Operating expenses:
    Research and development  ................................            10,550       50,321         20,314      117,406
    Selling, general and administrative ......................           480,366      807,551        696,889    2,037,697
                                                                     -----------   ----------      ---------    ---------
        Total operating expenses..............................           490,916      857,872        717,203    2,155,103
                                                                     -----------   ----------      ---------    ---------
Operating loss................................................         (236,562)    (790,239)      (363,087)   (1,926,643)
                                                                     -----------   ----------      ---------    ---------
Other income (expense):
    Interest expense..........................................          (21,519)     (84,307)      (140,427)    (179,605)
    Other, net................................................            13,489     (17,815)         21,140     (51,093)
                                                                     -----------   ----------      ---------    ---------
        Other income (expense), net...........................           (8,030)    (102,122)      (119,287)    (230,698)
                                                                     -----------   ----------      ---------    ---------
Net loss......................................................       $ (244,592)  $ (892,361)    $ (482,374) $(2,157,341)
                                                                     ===========  ===========    =========== ============

Net loss per share (Note 2)...................................          $  (.05)     $  (.16)       $  (.11)     $  (.41)
                                                                     ===========  ===========    =========== =============

Shares used in calculation of net loss per share..............         4,565,905    5,471,977      4,330,338    5,273,250
                                                                     ===========  ===========    =========== =============

 See accompanying notes to unaudited condensed consolidated financial statements.










                           GREENMAN TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                    --------------------------------
                                                                          1995            1996
Cash flows from operating activities:                               -------------     --------------
    Net loss..................................................      $   (482,374)    $ (2,157,341)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Depreciation and amortization.........................           112,458          265,088
        Common stock warrants and options issued for services
          rendered ...........................................                --          285,203
        Decrease (increase) in assets:
           Accounts receivable................................               886          211,706
           Inventory..........................................          (47,011)          202,191
           Other current assets...............................          (38,348)          165,089
           Deferred offering costs............................         (329,109)               --
        (Decrease) increase in liabilities:
           Accounts payable...................................          (86,218)        (114,362)
           Accrued expenses...................................         (555,845)          223,816
                                                                 ---------------     ------------
               Net cash used for operating activities.........       (1,425,561)        (918,610)
                                                                 ---------------     ------------
Cash flows from investing activities:
    Increase in notes receivable..............................          (57,094)        (100,000)
    Repayment of loan receivable,related party................                --          500,000
    Purchase of property and equipment........................          (53,196)        (155,093)
    Equipment deposits........................................         (700,000)         (20,000)
    Acquisition of DuraWear, net of cash acquired.............         (370,027)               --
    (Increase) decrease in other assets.......................           (4,608)            3,619
                                                                 ---------------     ------------
               Net cash used for investing activities.........       (1,184,925)          228,526
                                                                 ---------------     ------------
Cash flows from financing activities:
    Proceeds from notes payable,bank..........................            33,932           46,550
    Repayment of notes payable,bank...........................       (1,086,905)         (86,634)
    Proceeds from notes payable, related parties..............                --          650,000
    Repayment of notes payable, related parties...............                --        (507,823)
    Principal payments on obligations under capital leases....         (109,793)        (157,844)
    Net proceeds on sale of preferred stock...................           600,000               --
    Net proceeds from initial public offering.................         5,389,360               --
    Net proceeds on exercise of common stock options..........             7,250              337
    Net proceeds on sale of common stock......................                --          715,965
                                                                 ---------------     ------------
      Net cash provided by financing activities...............         4,833,844          660,551
                                                                 ---------------     ------------
Net increase (decrease) in cash...............................         2,223,358         (29,533)
Cash and cash equivalents at beginning of period..............           109,778          153,172
                                                                 ---------------     ------------
Cash and cash equivalents at end of period....................      $  2,333,136       $  123,639
                                                                    ============       ==========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases.....      $         --       $  124,500
    Common stock issued on conversion of accrued interest.....           500,000               --
    Common stock issued on conversion of notes payable........            35,000               --
    Common stock issued for non-competition agreement.........           350,000               --
    Common stock issued upon conversion of preferred stock....         1,100,000               --
    Interest paid.............................................           200,158           66,058




 See accompanying notes to unaudited condensed consolidated financial statements.









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











                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996


1.       BASIS OF PRESENTATION

        The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, DuraWear Corporation which was acquired on October 10, 1995. All significant intercompany accounts and transactions are eliminated in consolidation.

        The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1996 included in the Company's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

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

3.      NOTE RECEIVABLE

        In September 1996, the Company loaned $100,000 to an unaffiliated company in the form of a six month secured loan, bearing interest at prime (8.25% at November 30, 1996) with principal and interest due in March 1997. The note is secured by an interest in manufacturing equipment utilized by the unaffiliated company.

4.      NOTES PAYABLE, RELATED PARTIES

        During the period of September 1996 to November 1996 the Company borrowed $450,000 in aggregate from two officers of the Company. These unsecured notes payable bear interest at prime plus 1.5% (9.75% at November 30, 1996) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company.

5.      COMMON STOCK TRANSACTIONS

        On September 26, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $715,965 after deducting commissions and expenses of $106,985.

6.      COMMON STOCK OPTIONS AND WARRANTS

        The Company accounts for the fair value of its common stock options and warrants in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation".











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

OVERVIEW

        GreenMan Technologies, Inc. (the "Company" or "GreenMan") was incorporated under the laws of the State of Arkansas on September 16, 1992 and reincorporated under the laws of the State of Delaware on June 27, 1995. The Company was formed primarily to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable.

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

        The Company's Molding operation is scheduled to commence the manufacture of the Company's first consumer product, a GEM Stock trash container, in the third quarter of fiscal 1997. Future proposed products, to be manufactured utilizing injection molding, will also be produced at the Molding operation, which management expects to result in a gradual transition from contract/custom molding (manufacturing products for third parties) to captive molding (manufacturing products under the GreenMan name) activities.

        The Company's Recycling operation (the "Recycling operation"), located in Jackson, Georgia, was established to develop low-cost sources of rubber and plastic waste (made from recycled plastics and crumb rubber from tires) for use in the production of the Company's GEM Stock and to develop markets for end-products to be made using the GEM Stock.

        The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the automotive industry with automobile tires; the building industry with anti-fatigue floor mats, roofing products and timbers; the lawn and garden market with landscape timbers and fencing; the consumer products market with trash containers, recycling totes and storage containers; and the transportation industry with nose cones, barriers, railroad ties and railway crossing mats. Through an agreement with Crumb Rubber Technologies, Inc., ("CRT"), the Company gains the capability to produce crumb rubber that can be combined with recycled plastic waste and virgin plastic to produce the Company's GEM Stock which will be used in the production of the Company's proposed consumer and industrial products, sold in its raw state or as a merchant chemical to other users of crumb rubber or sold in its raw state. Through an agreement with BFI Tire Recyclers of Georgia, Inc., a wholly owned subsidiary of Browning-Ferris Industries ("BFI"), the Company has secured a multi-year supply of waste tires to feed the Company's Jackson, Georgia crumb rubber processing operation.

        In October 1995, the Company completed its initial public offering and received net proceeds of approximately $5,390,000 after underwriting commissions and other issuance costs paid at the closing.

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









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1995

        Net sales for the three months ended November 30,1996 were $796,141 as compared to $892,314 for the three months ended November 30, 1995. The decrease of $96,173 or 11% is primarily due to a 66% reduction in contract molding and assembly business. This reduction is attributable to customers utilizing existing inventories of products during the quarter and the delay in the receipt of new molds from new and existing customers. This decrease was offset by the inclusion of DuraWear sales of $557,858 which represents a $325,358 increase over the corresponding 1995 quarter as the acquisition of DuraWear occurred on October 10, 1995. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding. The Company has taken steps to reduce operating expenses in its molding operations during this transition period to compensate for the reduction in contract molding business. The Company anticipates the commencement of production of a GEM Stock trash container during the second half of the fiscal year and continues to identify and evaluate additional captive molding opportunities.

        Gross profit for the three months ended November 30, 1996 was $67,633 or 8.5% of net sales as compared to $254,354 or 29% of net sales for the three months ended November 30, 1995. This decrease is largely attributable to the reduction in contract molding business as the Company transitions to a series of Company - labeled "green" products, using its own design, molds and sales distribution. Also having a negative impact on gross profit is the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. As a result, the Company will redeploy its current equipment in a yet-to-be announced joint venture. During this refacilitation, the Company is required to sell lower value-added TDF ("Tire Derived Fuel") as a way to fulfill its BFI obligation. The Company is obligated to "take or pay for" 605 tons of TDF chips starting in August 1996 from BFI pursuant to a December 1995 agreement. BFI has acknowledged the delay in production and has agreed to reduce the Company's obligation by fifty percent for six months.

        Research and development expenditures were $50,321 during the three months ended November 30, 1996 as compared to $10,550 for the same 1995 period. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and expand the applications of existing product lines.

        Selling, general and administrative expenses were $807,551 for the three months ended November 30, 1996 compared to $480,366 representing a 68% or $327,185 increase from the same 1995 period. The increase was partially attributable to the inclusion of an entire quarter of DuraWear's operating expenses which included $29,167 relating to amortization of the three-year non-competition agreement and $12,462 relating to goodwill amortization. The results for the quarter ended November 30, 1996 also reflect $131,649 of costs associated with the Company's recycling operation which has not yet begun generating significant revenue and is operating under limited conditions as both equipment and processes continue to be evaluated and refined in order to maximize the production capabilities of that facility. In addition, the
Company's expenses increased due to increased corporate development and marketing activities and increased expenses related to the Company's becoming a public company in October 1995.

        As a result of the foregoing, the operating loss for the three months ended November 30,1996 increased by $553,677 to $790,239 as compared to an operating loss of $236,562 for the comparable 1995 period. Interest expense increased by $62,788 to $84,307 for the three months ended November 30, 1996 due to increased borrowings related to equipment and working capital financing.

        The Company experienced a net loss of $892,361, or $.16 per share for the three months ended November 30, 1996 as compared to a net loss of $244,592, or $.05 per share for the three months ended November 30, 1995.











ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1995

        Net sales for the six months ended November 30, 1996 were $1,683,007 as compared to $1,552,525 for the six months ended November 30, 1995. The increase of $130,482 or 8% is due to the inclusion of DuraWear sales of $1,026,263 which offsets a 50% decrease in contract molding and assembly business. The reduction in contract molding and assembly business is attributable to customers utilizing existing inventories of products and the delay in the receipt of new molds from new and existing customers. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding. The Company has taken steps to reduce operating expenses in its molding operations to compensate for the reduction in contract molding business.

        Gross profit for the six months ended November 30, 1996 was $228,460 or 14% of net sales as compared to $354,116 or 23% of net sales for the six months ended November 30, 1995. This decrease is largely attributable to the reduction in contract molding business as the Company transitions to a series of Company - labeled "green" products, using its own design, molds and sales distribution. Also having a negative impact on gross profit is the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. As a result, the Company will redeploy its current equipment in a yet-to-be announced joint venture. During this refacilitation, the Company is required to sell lower value-added TDF ("Tire Derived Fuel") as a way to fulfill its BFI obligation. The Company is obligated to "take or pay for" 605 tons of TDF chips starting in August 1996 from BFI pursuant to a December 1995 agreement. BFI has acknowledged the delay in production and has agreed to reduce the Company's obligation by fifty percent for six months.

        Research and development expenditures were $117,406 for the six months ended November 30, 1996 as compared to $20,314 for the same 1995 period. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and expand the applications of existing product lines.

        Selling, general and administrative expenses increased $1,340,808 to $2,037,697 for the six months ended November 30, 1996 as compared to $696,889 for the same 1995 period. The increase was partially attributable to the inclusion of a full six months of DuraWear's operating expenses totaling $541,872 which resulted in a $345,837 increase in expenses for the six months ended November 30, 1996. These expenses include $58,333 relating to amortization of a three-year non-competition agreement and $24,924 relating to goodwill amortization. In addition, the Company initiated a significant financial public relations campaign during the first quarter which resulted in a one time charge of approximately $200,000. This campaign consisted of newsprint articles, television features and the mailing of over 100,000 financial information packages to potential investors. The Company also recognized a $255,070 non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The results for the six months ended November 30, 1996 also reflect $266,880 of costs associated with the Company's recycling operation which has not yet begun generating significant revenue and is operating under limited conditions as both equipment and processes continue to be evaluated and refined in order to maximize the production capabilities of that facility. In addition, the
Company's expenses increased due to increased corporate development and marketing activities and increased expenses related to the Company's becoming a public company in October 1995.

        As a result of the foregoing, the operating loss for the six months ended November 30, 1996 increased by $1,563,556 to $1,926,643 as compared to an operating loss of $363,087 for the comparable 1995 period. Interest expense increased by $39,178 to $179,605 for the six months ended November 30, 1996 due to increased borrowings related to equipment and working capital financing. Other expenses increased to $51,093 as a result of reduced interest income and a $30,133 non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        The Company experienced a net loss of $2,157,341, or $.41 per share for the six months ended November 30, 1996 as compared to a net loss of $482,374, or $.11 per share for the six months ended November 30, 1995.











ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has satisfied its capital requirements through the sale of common and preferred stock to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock and common stock options and warrants in lieu of cash for services rendered.

        During June 1996, the Company borrowed $200,000 from Palomar Medical Technologies, Inc. ("Palomar"), a company in which two of the Company's directors also hold positions as directors and/or officers of the company. The note payable bears interest at 10% per annum with principal and interest due at the earlier of the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or on January 1, 1997.

        On September 26, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $715,965 after deducting commissions and expenses of $106,985. Approximately $521,000 of the proceeds were utilized to repay loans from Palomar.

        During the period of September 1996 to November 1996 the Company borrowed $450,000 in aggregate from two officers of the Company. These unsecured notes payable bear interest at prime plus 1.5% (9.75% at November 30, 1996) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. In December 1996, the Company borrowed an additional $100,000 from one of the officers under similar terms as noted above.

        At November 30, 1996, the Company had cash of $123,639, a working capital deficit of $3,214,150, net capital of $2,379,990 and accumulated losses of $5,855,795.

        Based on the Company's operating plans, management believes that the available working capital together with revenues from operations, the sale of common stock and the purchase of equipment through lease financing arrangements, will be sufficient to meet the Company's cash requirements through the third quarter of fiscal 1997. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. The Company has commenced the offering of 7% convertible debentures in an effort to raise up to $3,000,000 in gross proceeds. As of the date of this report no funds have been received and no assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

FACTORS AFFECTING FUTURE RESULTS

        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including: (i) production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products thereby reducing its reliance on a few major customers; (iii) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products; (iv) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (v) general economic conditions. The Company's plans and objectives are based on assumptions that the Company will be successful in producing crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

        Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. As a result of the foregoing, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in the Company's business, forward looking statements made in this report should not be regarded as representations by the Company or any other person that the objectives and plans of the Company will be achieved.








                           PART II - OTHER INFORMATION

                                NOVEMBER 30, 1996

Item 1.        Legal Proceedings

               There has been no significant change in legal proceedings during the quarter ended November 30, 1996.

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a) Exhibit 11     -- Statement regarding net loss per share.
               (b) Exhibit 10.45  -- Promissory Note issued September 2,1996 by GreenMan Technologies, Inc. to Maurice E. Needham
               (c) Exhibit 10.46  -- Promissory Note issued September 25, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham
               (d) Exhibit 10.47  -- Promissory Note issued October 25, 1996 by GreenMan Technologies, Inc. to Joseph E. Levangie
               (e) Exhibit 10.48  -- Promissory Note issued November 27, 1996 by GreenMan Technologies, Inc.  to Maurice E. Needham
               (f) Exhibit 27     -- Financial Data Schedule


        (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1996





                                   SIGNATURES
                                   ----------










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

                                        By:      GreenMan Technologies, Inc.


                                                 /s/ Maurice E. Needham
                                                 ----------------------

                                                 MAURICE E. NEEDHAM
                               CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD




       SIGNATURE                    TITLE(S)                         DATE
       ---------                    --------                         ----



/s/ Maurice E. Needham   Chief Executive Officer and            January 13, 1997
----------------------   Chairman of the Board
  Maurice E. Needham      (Principal Executive Officer)


/s/ Joseph E. Levangie   Chief Financial Officer and Director   January 13, 1997
----------------------   (Principal Financial Officer and
  Joseph E. Levangie        Principal Accounting Officer)