Form 10QSB
period 1997-02-28
GREENMAN TECHNOLOGIES INC
filed 1997-04-14
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  FEBRUARY 28, 1997           Commission File Number  1-13776
                   -----------------                                 -----------



                           GREENMAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                  DELAWARE                                      71-0724248
---------------------------------------------              --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)


7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                          01940
------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)



          Issuer's telephone number, including area code (617) 224-2411
                                                         --------------


               ---------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes _X_     No ___


                Number of shares outstanding as of April 10, 1997

                 Common Stock, $.01 par value, 5,853,156 shares









                           GREENMAN TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                FEBRUARY 28, 1997


                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----

                             PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of  May 31, 1996 and
               February 28, 1997                                                     3

         Unaudited Condensed Consolidated  Statements of Loss for the three and
               nine months ended February 29, 1996 and February 28, 1997             4

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine
               months ended February 29, 1996 and February 28, 1997                  5-6

         Notes to Unaudited Condensed Consolidated Financial Statements              7-8

Item  2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               9-13




                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                          14

Item 2.   Changes in Securities                                                      14

Item 3.   Defaults Upon Senior Securities                                            14

Item 4.   Submission of Matters to a Vote of Security Holders                        14

Item 5.   Other Information                                                          14

Item 6.   Exhibits and Reports on Form 8-K                                           14

          Signatures                                                                 15



* The financial information at May 31, 1996 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.










                           GREENMAN TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                May 31,                February 28,
                                                                                                 1996                      1997
                                                                                                 ----                      ----
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................         $    153,172                $   134,231
  Accounts receivable, trade, less allowance for doubtful accounts of $31,751 and
    $23,772 as of May 31, 1996 and February 28, 1997............................              605,255                    529,141
  Inventory ....................................................................              525,279                    457,707
  Loan and note receivable......................................................              500,000                    100,000
  Other current assets..........................................................              242,607                    193,624
                                                                                            ---------                  ---------
        Total current assets                                                                2,026,313                  1,414,703
                                                                                            ---------                  ---------
Property and equipment, at cost:
     Land.......................................................................              223,785                    223,785
     Buildings..................................................................              910,400                    910,400
     Machinery and equipment....................................................            2,026,131                  2,538,546
     Furniture and fixtures.....................................................               88,276                     89,792
     Motor vehicles.............................................................               33,932                     64,822
     Leasehold improvements.....................................................              895,958                    938,245
                                                                                            ---------                  ---------
                                                                                            4,178,482                  4,765,590
       Less accumulated depreciation and amortization...........................             (507,991)                  (782,055)
                                                                                            ---------                  ---------
                                                                                            3,670,491                  3,983,535
                                                                                            ---------                  ---------
Other assets:
  Equipment deposits............................................................            1,883,400                  1,862,711
  Goodwill, net.................................................................              465,246                    427,860
  Non-competition agreement, net................................................              272,222                    184,722
  Notes receivable (Note 3).....................................................              150,000                    150,000
  Licensing Fee.................................................................              100,000                    100,000
  Deferred Financing Costs (Note 5).............................................                --                       769,600
  Other.........................................................................               71,311                     68,730
                                                                                            ---------                  ---------
                                                                                            2,942,179                  3,563,623
                                                                                            ---------                  ---------
                                                                                          $ 8,638,983                 $8,961,861
                                                                                            =========                 ==========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable, related parties (Note 4).......................................          $ 1,378,253                 $  682,006
  Notes payable, bank, current portion .........................................              140,289                    196,909
  Convertible notes payable (Notes 4 and 5).....................................                                       2,725,000
  Accounts payable..............................................................              718,770                    851,429
  Accrued expenses, other.......................................................              680,318                  1,023,649
  Obligations under capital leases, current.....................................              311,679                    349,340
                                                                                            ---------                  ---------
    Total current liabilities...................................................            3,229,309                  5,828,333

Notes payable, bank, non-current portion........................................              475,008                    332,677
Notes payable, related parties, non-current portion (Note 4)....................              578,897                     42,320
Obligations under capital leases................................................              819,943                    666,486
                                                                                            ---------                  ---------
    Total liabilities...........................................................            5,103,157                  6,869,816
                                                                                            ---------                  ---------

Stockholders' equity (Note 6):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
     and outstanding............................................................                --                          --
   Common stock, $.01 par value, 20,000,000 shares authorized; 5,076,083 shares issued and outstanding at May 31, 1996 and 5,623,483 shares issued and
     outstanding at February 28, 1997...........................................               50,761                    56,235
   Additional paid-in capital...................................................            7,183,519                 9,232,814
   Accumulated deficit..........................................................           (3,698,454)               (7,197,004)
                                                                                            ---------                  ---------
        Total stockholders' equity..............................................            3,535,826                 2,092,045
                                                                                            ---------                  ---------

                                                                                         $  8,638,983              $  8,961,861
                                                                                         ============              ============



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.













                           GREENMAN TECHNOLOGIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS





                                                                            Three Months  Ended           Nine MonthsEnded
                                                                            ------------  -----           ----------------
                                                                      February 29,  February 28,    February 29,     February 28,
                                                                         1996          1997            1996             1997
                                                                         ----          ----            ----             ----

Net sales.................................................           $ 1,448,675   $   873,290     $ 3,001,200       $ 2,556,297

Cost of sales...............................................             977,594       750,043       2,186,730         2,204,590
                                                                     -----------   -----------       ---------      ------------
Gross profit ...............................................             471,081       123,247         814,470           351,707
                                                                     -----------   -----------      ----------      ------------
Operating expenses:
    Research and development  ..............................              13,000        38,250          33,324           155,656
    Selling, general and administrative ....................             736,263     1,174,973       1,422,415         3,212,670
                                                                     -----------   -----------      ----------       -----------
        Total operating expenses............................             749,263     1,213,223       1,455,739         3,368,326
                                                                     -----------   -----------     -----------       -----------
Operating loss.............................................             (278,182)   (1,089,976)       (641,269)       (3,016,619)
                                                                     -----------   -----------       ---------     -------------
Other income (expense):
    Interest expense,net....................................             (22,177)      (96,301)       (162,604)         (275,906)
    Financing costs (Note 5)..............................                 --         (145,400)           --            (175,533)
    Other, net..............................................              18,783        (9,532)         39,923           (30,492)
                                                                     -----------   ------------    -----------      ------------
        Other income (expense), net.........................              (3,394)     (251,233)       (122,681)         (481,931)
                                                                     -----------    -----------    -----------      ------------
Net loss....................................................         $  (281,576)  $(1,341,209)     $ (763,950)     $ (3,498,550)
                                                                     ===========   ===========      ===========     =============

Net loss per share (Note 2).................................             $  (.06)     $  (. 24)        $  (.17)          $  (.65)
                                                                     ===========      =========        ========          ========

Shares used in calculation of net loss per share...........            4,962,297     5,623,483        4,540,223        5,388,710
                                                                     ===========   ===========      ===========      ============





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.











                           GREENMAN TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                          Nine Months Ended
                                                                                                          -----------------
                                                                                                   February 29,        February 28,
                                                                                                       1996                1997
                                                                                                       ----                ----
Cash flows from operating activities:
    Net loss .........................................................................           $  (763,950)           $(3,498,550)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Depreciation and amortization ................................................               209,819                398,950
        Common stock warrants and options issued for services
          rendered ...................................................................                  --                  646,203
        Amortization of deferred financing costs .....................................                  --                  139,400
        (Increase) decrease in assets:
           Accounts receivable .......................................................              (190,939)                76,114
           Inventory .................................................................              (118,387)                67,572
           Other current assets ......................................................               (83,177)                48,983
           Deferred offering costs ...................................................              (386,195)              (214,000)
        (Decrease) increase in liabilities:
           Accounts payable ..........................................................               (19,100)               132,659
           Accrued expenses ..........................................................              (614,518)               343,331
                                                                                                 -----------            -----------
               Net cash used for operating activities ................................            (1,966,447)            (1,859,338)
                                                                                                 -----------            -----------
Cash flows from investing activities:
    Increase in notes receivable .....................................................                  --                 (100,000)
    Repayment of loan receivable,related party .......................................                  --                  500,000
    Purchase of property and equipment ...............................................              (505,089)              (462,608)
    Equipment deposits ...............................................................              (700,000)                20,689
    Acquisition of DuraWear, net of cash acquired ....................................              (370,027)                  --
    (Increase) decrease in other assets ..............................................                (6,867)                 2,581
                                                                                                 -----------            -----------
               Net cash used for investing activities ................................            (1,581,983)               (39,338)
                                                                                                 -----------            -----------
Cash flows from financing activities:
    Proceeds from convertible notes ..................................................                  --                1,525,000
    Proceeds from notes payable ......................................................                  --                   46,550
    Repayment of notes payable .......................................................            (1,128,622)              (132,261)
    Proceeds from notes payable, related parties .....................................                  --                  750,000
    Repayment of notes payable, related parties ......................................                  --                 (782,824)
    Principal payments on obligations under capital leases ...........................              (162,431)              (240,296)
    Net proceeds on sale of preferred stock ..........................................               600,000                   --
    Net proceeds from initial public offering ........................................             5,389,360                   --
    Net proceeds on exercise of common stock options .................................                11,300                    337
    Net proceeds on sale of common stock .............................................                  --                  713,229
                                                                                                 -----------            -----------
      Net cash provided by financing activities ......................................             4,709,607              1,879,735
                                                                                                 -----------            -----------
Net increase (decrease) in cash ......................................................             1,161,177                (18,941)
Cash and cash equivalents at beginning of period .....................................               109,778                153,172
                                                                                                 -----------            -----------
Cash and cash equivalents at end of period ...........................................           $ 1,270,955            $   134,231
                                                                                                 ===========            ===========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases ............................           $   121,004            $   124,500
    Common stock issued on conversion of accrued interest ............................               500,000                   --
    Common stock issued on conversion of notes payable ...............................                35,000                   --
    Common stock issued for non-competition agreement ................................               350,000                   --
    Common stock issued upon conversion of preferred stock ...........................             1,100,000                   --
    Interest paid ....................................................................               222,335                195,397




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.






                           GREENMAN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (CONCLUDED)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On October 10, 1995, the Company purchased all of the capital stock of DuraWear Corporation as follows:

          Fair value of assets  acquired .............   $ 1,704,603
          Fair value of  liabilities assumed .........     1,428,081
                                                         -----------
          Fair value of net assets acquired ..........       276,522
          Common stock issued ........................      (375,000)
          Cash paid ..................................      (400,000)
                                                         -----------
          Excess of cost over fair value of net assets   $   498,478
                                                         ===========









          See accompanying notes to consolidated financial statements.







                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

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

3.      NOTE RECEIVABLE

        In September 1996, the Company loaned $100,000 to an unaffiliated company in the form of a six month secured loan, bearing interest at prime (8.25% at February 28, 1997) with principal and interest due in March 1997. The note is secured by an interest in manufacturing equipment utilized by the unaffiliated company and was repaid in March 1997.

4.      NOTES PAYABLE, RELATED PARTIES

        During the period of September 1996 to December 1996 the Company borrowed $550,000 in aggregate from two officers of the Company. These unsecured notes payable bear interest at prime plus 1.5% (9.75% at February 28, 1997) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. The Company repaid $275,000 of principal in January 1997 and has received an extension of maturity for the remaining balance.

        In December 1996, the Company renegotiated the 10% notes payable to Palomar Medical Technologies, Inc. ("Palomar"), a company in which one of the Company's directors also holds a position as a divisional officer. The notes had an outstanding principal balance of $1,200,000 and were due in two installments of $700,000 due on January 1, 1997 and $500,000 due on June 1, 1997. The outstanding principal balance was converted into a 10% secured convertible note payable, due July 1, 1997 and convertible into the Company's common stock, at Palomar's option, on July 1, 1997. The conversion price is $1.00 per share. The note is secured by an interest in the Company's cryogenic tire recycling equipment.

5.      CONVERTIBLE NOTES PAYABLE

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures (the "Debentures") and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This charge is being amortized over the maturity of the convertible notes. As of April 10, 1997, approximately 229,673 shares of common stock had been issued pursuant to Debenture conversions.








                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997



6.      COMMON STOCK TRANSACTIONS

        On September 26, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $713,227 after deducting commissions and expenses aggregating $109,723.

7.      COMMON STOCK OPTIONS AND WARRANTS

        The Company accounts for the fair value of its common stock options and warrants in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation".

8.      SUBSEQUENT EVENTS

        In March 1997, the Company commenced the offering of convertible subordinated debentures (the "March Offering") in an effort to raise up to $1,500,000 in gross proceeds. On March 9, 1997, the Company closed the sale of $750,000 of convertible subordinated debentures due eighteen months after closing and warrants to purchase 150,000 shares of common stock (the "March Offering") at an exercise price of $1.16 per share. The debentures are convertible into shares of common stock at a conversion price equal to the lower of 70% of the average closing bid price on the five trading days preceding the date of the March Offering closing or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures. The debenture holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the initial portion of the March Offering were approximately $652,500 after deducting commissions and expenses aggregating approximately $97,500.













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

        The Company's Molding operation is scheduled to commence the manufacture of the Company's first consumer product, a GEM Stock trash container, in the fourth quarter of fiscal 1997. Future proposed products, to be manufactured utilizing injection molding, will also be produced at the Molding operation, which management expects to result in a gradual transition from contract/custom molding (manufacturing products for third parties) to captive molding (manufacturing products under the GreenMan name) activities.

        The Company's Recycling operation (the "Recycling operation"), located in Jackson, Georgia, was established to develop low-cost sources of rubber and plastic waste (made from recycled plastics and crumb rubber from tires) for use in the production of the Company's GEM Stock and to develop markets for end-products to be made using the GEM Stock.

        The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the automotive industry with automobile tires; the building industry with anti-fatigue floor mats, roofing products and timbers; the lawn and garden market with landscape timbers and fencing; the consumer products market with trash containers, recycling totes and storage containers; and the transportation industry with nose cones, barriers, railroad ties and railway crossing mats. The Company's GEM Stock and crumb rubber will be used in the production of the Company's proposed consumer and industrial products, sold as a merchant chemical to other users of virgin plastic or rubber or sold in its raw state. Through an agreement with BFI Tire Recyclers of Georgia, Inc., a wholly owned subsidiary of Browning-Ferris Industries ("BFI"), the Company has secured a multi-year supply of waste tires to feed the Company's Jackson, Georgia crumb rubber processing operation.

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











ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 1996

        Net sales for the three months ended February 28, 1997 were $873,290 as compared to $1,448,675 for the three months ended February 29, 1996. The decrease of $575,385 or 40% is primarily due to a reduction in contract molding and assembly business as customers continued to utilize existing inventories of products during the first half of the quarter. The receipt of new orders and molds from new and existing customers during the second half of the quarter contributed to a 115% increase in molding and assembly business compared to the previous quarter ended November 30, 1996. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding. The Company anticipates commencing the production of a GEM Stock trash container during the quarter ended May 31, 1997 and continues to identify and evaluate additional captive molding opportunities.

        Gross profit for the three months ended February 28, 1997 was $123,247 or 14% of net sales as compared to $471,081 or 33% of net sales for the three months ended February 29, 1996. This decrease is partially attributable to the reduction in contract molding business as the Company transitions to a series of Company labeled "green" products, using its own design, molds and sales distribution. Also having a negative impact on gross profit is the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. As a result, the Company will redeploy its current equipment in a yet-to-be announced joint venture. During this refacilitation, the Company is required to sell lower value-added TDF ("Tire Derived Fuel") as a way to fulfill its BFI obligation. The Company had a gross loss of $97,292 on the sale of TDF chips for the quarter ended February 28, 1997. The Company is obligated to "take or pay for" 605 tons of TDF chips starting in August 1996 from BFI pursuant to a December 1995 agreement. BFI has acknowledged the delay in production and has agreed to reduce the Company's obligation by fifty percent through March 1997.

        Research and development expenditures were $38,250 during the three months ended February 28, 1997 as compared to $13,000 for the same 1996 period. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and expand the applications of existing product lines.

        Selling, general and administrative expenses were $1,174,973 for the three months ended February 28, 1997 compared to $736,263 representing a 60% or $438,710 increase from the same 1996 period. The results for the quarter ended February 28, 1997 reflect $138,761 of costs associated with the Company's recycling operation which is operating under limited conditions as a result of the decision to upgrade the Jackson, Georgia crumb rubber production facility to produce higher-grade product and redeploy its current equipment. The Company also recognized a net $361,000 non-cash expense in connection with the issuance of common stock warrants and options and the repricing of certain previously issued common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        As a result of the foregoing, the operating loss for the three months ended February 28, 1997 increased by $811,794 to $1,089,976 as compared to an operating loss of $278,182 for the comparable 1996 period. Approximately 45% of the increase is attributable to the non-cash impact of implementing FASB No.
123. Interest expense increased by $74,124 to $96,301 for the three months ended February 28, 1997 due to increased borrowings related to equipment and working capital financing. The Company also recognized $139,400 of financing expense amortization associated with the issuance of the January 1997 convertible debentures. This expense includes $109,000 of non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        The Company experienced a net loss of $1,341,209, or $.24 per share for the three months ended February 28, 1997 as compared to a net loss of $281,576, or $.06 per share for the three months ended February 29, 1996.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    NINE  MONTHS  ENDED  FEBRUARY  28, 1997  COMPARED  TO THE NINE MONTHS  ENDED
     FEBRUARY 29, 1996

        Net sales for the nine months ended February 28, 1997 were $2,556,297 as compared to $3,001,200 for the nine months ended February 29, 1996. The decrease of $444,903 or 15% is due to a 49% decrease in contract molding and assembly business. This was offset by the inclusion of a full nine months of DuraWear sales in fiscal 1997 compared to approximately five months in fiscal 1996 as DuraWear was acquired in October 1995. The reduction in contract molding and assembly business is attributable to customers utilizing existing inventories of products during the first half of fiscal 1997. The Company experienced a 115% increase in molding and assembly revenue in the quarter ended February 28, 1997 compared to the previous quarter ended November 30, 1996 due to the receipt of new orders and molds from new and existing customers. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding.

        Gross profit for the nine months ended February 28, 1997 was $351,707 or 14% of net sales as compared to $814,470 or 27% of net sales for the nine months ended February 29, 1996. This decrease is partially attributable to the 49% reduction in contract molding business as the Company transitions to a series of Company - labeled "green" products, using its own design, molds and sales distribution. Also having a negative impact on gross profit is the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. As a result, the Company will redeploy its current equipment in a yet-to-be announced joint venture. During this refacilitation, the Company is required to sell lower value-added TDF ("Tire Derived Fuel") as a way to fulfill its BFI obligation. The Company had a gross loss of $250,316 on the sale of TDF chips for the nine months ended February 28, 1997. The Company is obligated to "take or pay for" 605 tons of TDF chips starting in August 1996 from BFI pursuant to a December 1995 agreement. BFI has acknowledged the delay in production and has agreed to reduce the Company's obligation by fifty percent until March 1997.

        Research and development expenditures were $155,656 for the nine months ended February 28, 1997 as compared to $33,324 for the same 1996 period. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and expand the applications of existing product lines.

        Selling, general and administrative expenses increased $1,790,255 to $3,212,670 for the nine months ended February 28, 1997 as compared to $1,422,415 for the same 1996 period. The increase was partially attributable to the inclusion of a full nine months of DuraWear's operating expenses totaling $794,909 which resulted in a $305,068 increase in expenses for the nine months ended February 28, 1997 compared to the same 1996 period. These expenses include $87,500 relating to amortization of a three-year non-competition agreement and $37,386 relating to goodwill amortization. In addition, the Company initiated a significant financial public relations campaign during the first quarter which resulted in a one time charge of approximately $200,000. This campaign consisted of newsprint articles, television features and the mailing of over 100,000 financial information packages to potential investors. The results for the nine months ended February 28, 1997 also reflect $371,439 of costs associated with the Company's recycling operation which is operating under limited conditions as a result of the decision to upgrade the Jackson, Georgia crumb rubber production facility to produce higher-grade product and redeploy its current equipment. The Company also recognized $616,070 in non-cash expenses in connection with the issuance of common stock warrants and options and the repricing of certain previously issued common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". In addition, the Company's expenses increased due to increased corporate development and marketing activities.

        As a result of the foregoing, the operating loss for the nine months ended February 28, 1997 increased by $2,375,350 to $3,016,619 as compared to an operating loss of $641,269 for the comparable 1996 period. Approximately 26% of the increase is attributable to the non-cash impact of implementing FASB No.
123. Interest expense increased by $113,302 to $275,906 for the nine months ended February 28, 1997 due to increased borrowings related to equipment and working capital financing. The Company also recognized $175,533 of financing expense amortization associated with the Company's efforts to raise additional capital during fiscal 1997. This expense includes $145,133 of non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        The Company experienced a net loss of $3,498,550, or $.65 per share for the nine months ended February 28, 1997 as compared to a net loss of $763,950, or $.17 per share for the nine months ended February 29, 1996.







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

        During June 1996, the Company borrowed $200,000 from Palomar Medical Technologies, Inc. ("Palomar"), a company in which one of the Company's directors also holds a position as a divisional officer of the company. The note payable bears interest at 10% per annum with principal and interest due at the earlier of the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or January 1, 1997.

        During September 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $713,227 after deducting commissions and expenses aggregating $109,723. Approximately $521,000 of the proceeds were utilized to repay loans from Palomar.

        In December 1996, the Company renegotiated the 10% notes payable to Palomar which had an outstanding principal balance of $1,200,000 and were due in two installments of $700,000 due on January 1, 1997 and $500,000 due on June 1, 1997. The outstanding principal balance was converted into a 10% secured convertible note payable, due July 1, 1997 and convertible into the Company's common stock, at Palomar's option, on July 1, 1997 at a conversion price of $1.00 per share. The note is secured by an interest in the Company's cryogenic tire recycling equipment.

        During the period of September 1996 to December 1996 the Company borrowed $550,000 in the aggregate from two officers of the Company. These unsecured notes payable bear interest at prime plus 1.5% (9.75% at February 28, 1997) per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. The Company repaid $275,000 of principal in January 1997 and has received an extension of maturity for the remaining balance.

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The debentures sold are convertible into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January
Offering closing or 70% of the closing bid price on the date prior to the conversion of such debentures. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $215,000. Approximately $304,000 of the proceeds were utilized to repay loans from officers.

        At February 28, 1997, the Company had cash of $134,231, a working capital deficit of $4,413,630, net capital of $2,092,045 and accumulated losses of $7,197,004.

        In March 1997, the Company commenced the offering of convertible subordinated debentures in an effort to raise upto $1,500,000 in gross proceeds. On March 9, 1997, the Company closed on the sale of $750,000 of convertible subordinated debentures and warrants to purchase 150,000 shares of common stock (the "March Offering") at an exercise price of $1.16 per share. The debentures sold are convertible into shares of common stock at a conversion price equal to the lower of 70% of the average closing bid price on the five days preceding the date of the March Offering closing or 70% of the average closing bid price on the five days preceding the date of the conversion of such debentures. The debenture holders receive 4000 shares of common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the March Offering were approximately $652,500 after deducting commissions and expenses aggregating approximately $97,500.

        Based on the Company's operating plans, management believes that the available working capital together with revenues from operations, the sale of convertible debentures and common stock and the purchase of equipment through lease financing arrangements, will be sufficient to meet the Company's cash requirements through the first quarter of fiscal 1998. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.






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





















                           PART II - OTHER INFORMATION

                                FEBRUARY 28, 1997

Item 1.        Legal Proceedings

               There has been no significant change in legal proceedings during the quarter ended February 28, 1997.

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits.  The following  exhibits, required  by Item  601 of
                              Regulation   S-13  are   filed  as  part  of  this
                              Quarterly Report on Form 10-QSB

               Exhibit 10.1 -- 10% Secured Convertible Promissory Note, issued December 31, 1996, by GreenMan Technologies, Inc. to Palomar Medical Technologies, Inc.

               Exhibit 10.2 -- Security Interest, dated December 31, 1996, issued by GreenMan Technologies, Inc. to Palomar Medical Technologies, Inc.

               Exhibit 10.3* -- Form of Subscription Agreement, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

               Exhibit 10.4* -- Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

               Exhibit 10.5* -- Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

               Exhibit 11.0   -- Statement regarding net loss per share.

               Exhibit 27     -- Financial Data Schedule

               -------------------
               * Filed as an exhibit to the Company's Form 8-K, dated January 29, 1997

        (b) On January 29, 1997, the Company filed a Form 8-K describing the issuance of $1,525,000 of 7% convertible subordinated debentures and warrants to purchase 762,500 shares of common stock at an exercise price of $1.25 per share. The debentures were sold pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act") and are convertible into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the closing or 70% of the closing bid price on the date prior to the conversion of such debentures.

               Pursuant to the terms of the subscription agreement between the Company and each of the purchasers, the Company agreed to register the Common Stock issuable upon conversion of such debentures and exercise of such warrants on a Form S-3 registration statement on or before March 27, 1997. In the event that the registration statement was not declared effective on or before such date, all non-U.S. investors would be entitled to resell the common stock issuable upon conversion of such debentures and warrants pursuant to Regulation S of the Act. The Company's From S-3 was filed as of March 5, 1997 and declared effective on March 24, 1997.







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

                       By:       GreenMan Technologies, Inc.



                                      /s/ Maurice E. Needham
                                      ----------------------

                                        MAURICE E. NEEDHAM
                         CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD




       Signature                     Title(s)                        Date
       ---------                     --------                        ----



/s/ Maurice E. Needham    Chief Executive Officer and           April 14, 1997
----------------------     Chairman of the Board
  Maurice E. Needham      (Principal Executive Officer)


/s/ Joseph E. Levangie    Chief Financial Officer and Director  April 14, 1997
----------------------    (Principal Financial Officer and
  Joseph E. Levangie        Principal Accounting Officer)