Form 10KSB/A
period 1996-05-31
GREENMAN TECHNOLOGIES INC
filed 1997-08-08
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

                                                     Name of each exchange
Title of each class                                   on which registered
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


         In July 1994, the Company granted to Mr. Wadekar five year non-qualified stock options to purchase 125,000 shares of the Company's Common Stock exercisable at $.29 per share in consideration for services rendered to the Company, which included advice on business and joint venture startegies, as well as advice for integration of the operations of DuraWear and the Company. In February 1996, Mr. Wadekar exercised these non-qualified stock options using a net exercise feature, in exchange for 117,750 shares of Common Stock.


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

                                          By:  GreenMan Technologies, Inc.


                                               /s/  Robert H. Davis
                                               -----------------------
                                               ROBERT H. DAVIS
                                               CHIEF EXECUTIVE OFFICER





         Pursuant to the requirements of the Securities Act of 1934 , this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




              SIGNATURE                                TITLE(S)                              DATE
              ---------                                --------                              ----


/s/ Maurice E. Needham               Chairman of the Board                       August 6, 1997
----------------------
MAURICE E. NEEDHAM


/s/ Robert H. Davis                  Chief Executive Officer                     August 6, 1997
-------------------                  and Director
ROBERT H. DAVIS


/s/ James F. Barker                  President and Director                      August 6, 1997
-------------------
JAMES F. BARKER


/s/ Joseph E. Levangie               Chief Financial Officer and Director        August 6, 1997
----------------------               (Principal Financial Officer and
JOSEPH E. LEVANGIE                   Principal Accounting Officer)


/s/ Lew F. Boyd                      Director                                    August 6, 1997
----------------
LEW F. BOYD


/s/ Robert D. Maust                  Director                                    August 6, 1997
-------------------
ROBERT D. MAUST

