Form 10QSB/A
period 1997-02-28
GREENMAN TECHNOLOGIES INC
filed 1997-08-08
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



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





                           GREENMAN TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                May 31,                February 28,
                                                                                                 1996                      1997
                                                                                                 ----                      ----

                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................         $    153,172                $   134,231
  Accounts receivable, trade, less allowance for doubtful accounts of $31,751 and
    $23,772 as of May 31, 1996 and February 28, 1997............................              605,255                    529,141
  Inventory ....................................................................              525,279                    457,707
  Loan and note receivable......................................................              500,000                    100,000
  Other current assets..........................................................              242,607                    193,624
                                                                                            ---------                  ---------
        Total current assets                                                                2,026,313                  1,414,703
                                                                                            ---------                  ---------
Property and equipment, at cost:
     Land.......................................................................              223,785                    223,785
     Buildings..................................................................              910,400                    910,400
     Machinery and equipment....................................................            2,026,131                  2,538,546
     Furniture and fixtures.....................................................               88,276                     89,792
     Motor vehicles.............................................................               33,932                     64,822
     Leasehold improvements.....................................................              895,958                    938,245
                                                                                            ---------                  ---------
                                                                                            4,178,482                  4,765,590
       Less accumulated depreciation and amortization...........................             (507,991)                  (782,055)
                                                                                            ---------                  ---------
                                                                                            3,670,491                  3,983,535
                                                                                            ---------                  ---------
Other assets:
  Equipment deposits............................................................            1,883,400                  1,862,711
  Goodwill, net.................................................................              465,246                    427,860
  Non-competition agreement, net................................................              272,222                    184,722
  Notes receivable (Note 3).....................................................              150,000                    150,000
  Licensing Fee.................................................................              100,000                    100,000
  Deferred Financing Costs (Note 5).............................................                --                     1,423,600
  Other.........................................................................               71,311                     68,730
                                                                                            ---------                  ---------
                                                                                            2,942,179                  4,217,623
                                                                                            ---------                  ---------
                                                                                          $ 8,638,983                 $9,615,861
                                                                                            =========                  =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, related parties (Note 4).......................................          $ 1,378,253                 $  682,006
  Notes payable, bank, current portion .........................................              140,289                    196,909
  Convertible notes payable (Notes 4 and 5).....................................                 --                    2,725,000
  Accounts payable..............................................................              718,770                    851,429
  Accrued expenses, other.......................................................              680,318                  1,023,649
  Obligations under capital leases, current.....................................              311,679                    349,340
                                                                                            ---------                  ---------
    Total current liabilities...................................................            3,229,309                  5,828,333

Notes payable, bank, non-current portion........................................              475,008                    332,677
Notes payable, related parties, non-current portion (Note 4)....................              578,897                     42,320
Obligations under capital leases................................................              819,943                    666,486
                                                                                            ---------                  ---------
    Total liabilities...........................................................            5,103,157                  6,869,816
                                                                                            ---------                  ---------

Stockholders' equity (Note 6):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
     and outstanding............................................................                --                          --
   Common stock, $.01 par value, 20,000,000 shares authorized; 5,076,083 shares issued and outstanding at May 31, 1996 and 5,623,483 shares issued and
     outstanding at February 28, 1997...........................................               50,761                    56,235
   Additional paid-in capital...................................................            7,183,519                 9,886,814
   Accumulated deficit..........................................................           (3,698,454)               (7,197,004)
                                                                                            ---------                 ----------
        Total stockholders' equity..............................................            3,535,826                 2,746,045
                                                                                            ---------                 ----------

                                                                                         $  8,638,983               $ 9,615,861
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






                           GREENMAN TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997


                               CONVERTIBLE                              ADDITIONAL                 STOCK         NOTES
                             PREFERRED STOCK        COMMON STOCK         PAID-IN    ACCUMULATED SUBSCRIPTIONS  RECEIVABLE
                            SHARES     AMOUNT    SHARES       AMOUNT     CAPITAL      DEFICIT    RECEIVABLE   COMMON STOCK    TOTAL

  Balance, May 31, 1995 .  500,000     500,000  2,343,333      23,433      264,910  (2,120,133)        --          --    (1,331,790)

Sale of preferred stock .  300,000     600,000         --          --           --          --         --          --       600,000
Shares issued at initial
    public offering .....       --          --  1,265,000      12,650    4,570,087          --         --          --     4,582,737
Shares issued on
    conversion  of notes
    payable .............       --          --    259,000       2,590       32,410          --         --          --        35,000
Shares issued on
    conversion  of interest
    payable .............       --          --    100,000       1,000      499,000          --         --          --       500,000
Shares issued for purchase
    of DuraWear Corporation     --          --     75,000         750      374,250          --         --          --       375,000
Shares issued for  non-
    competition  agreement      --          --     70,000         700      349,300          --         --          --       350,000
Conversion  of preferred
    stock ............... (800,000) (1,100,000)   800,000       8,000    1,092,000          --         --          --            --
Shares issued on exercise
    of  stock options ...       --          --    157,750       1,578        9,722          --         --          --        11,300
Net loss for nine months
  ended February 29, 1996       --          --         --          --           --     (763,950)       --          --      (763,950)
                           -------     -------  ---------    --------    ---------  -----------    -------    --------    ---------
   Balance, Feb. 29 1996        --  $       --  5,070,083    $ 50,701  $ 7,191,679 $ (2,884,083)   $   --      $   --   $ 4,358,297
                           =======     =======  =========    ========    =========  ===========    =======    ========    =========
   Balance, May 31, 1996        --  $       --  5,076,083    $ 50,761  $ 7,183,519 $ (3,698,494)   $   --      $   --   $ 3,535,826

Compensation expense related
    to warrants issued to
    non-employees under
    SFAS 123 ............       --          --         --          --      646,191          --         --          --       646,191
Sale of common stock ....       --          --    545,000       5,450      707,792          --         --          --       713,242
Shares issued on exercise
    of stock options ....       --          --      2,400          24          312          --         --          --           336
Compensation expense related
    to warrants issued to
    investors under SFAS 123    --          --         --          --      695,000          --         --          --       695,000
Value ascribed to convertible
    debentures ..........       --          --         --          --      654,000          --         --          --       654,000
Net loss for nine months ended
    February 28, 1997 ...       --          --         --          --           --   (3,498,550)       --          --    (3,498,550)
                           -------     -------  ---------    --------    ---------  -----------    -------    --------    ---------
Balance, February 28, 1997      --     $    --  5,623,483    $ 56,235   $9,886,814  $(7,197,004)   $   --     $    --    $2,746,045
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

5.      CONVERTIBLE NOTES PAYABLE

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures (the "Debentures") and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded a deferred charge of approximately $654,000 associated with impact of 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Both deferred charges are being amortized over the maturity of the convertible notes. As of April 10, 1997, approximately 229,673 shares of common stock had been issued pusuant to Debenture conversion.








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

7.      COMMON STOCK OPTIONS AND WARRANTS

        The Company accounts for the fair value of its common stock options and warrants in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation". On December 30, 1996, the Company repriced 1,048,223 warrants issued to outsiders by issuing new warrants in exchange for their old warrants. The new warrant price was set at the then current market price of $1.13 per share and are immediately exercisable.


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


        Gross profit for the three months ended February 28, 1997 was $123,247 or 14% of net sales as compared to $471,081 or 33% of net sales for the three months ended February 29, 1996. This decrease is partially attributable to the reduction in contract molding business as the Company transitions to a series of Company labeled "green" products, using its own design, molds and sales distribution. Also having a negative impact on gross profit is the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. As a result, the Company will redeploy its current equipment in a yet-to-be announced joint venture. During this refacilitation the Company lacks the capability to process the tire chips received from BFI into a higher value-added feedstock material, thus necessitating the sale of lower value-added TDF ("Tire Derived Fuel") as a way to fulfill its BFI obligation. The Company had a gross loss of $97,292 on the sale of TDF chips for the quarter ended February 28, 1997. The Company is obligated to "take or pay for" 605 tons of TDF chips starting in August 1996 from BFI pursuant to a December 1995 agreement. BFI has acknowledged the delay in production and has agreed to reduce the Company's obligation by fifty percent through March 1997.


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

                                  By:  GreenMan Technologies, Inc.


                                       /s/ Robert H. Davis
                                       ----------------------
                                       Robert H. Davis
                                       CHIEF EXECUTIVE OFFICER




       Signature                     Title(s)                        Date
       ---------                     --------                        ----

/s/ Robert H. Davis        Chief Executive Officer              August 6, 1997
----------------------     Chairman of the Board
  Robert H. Davis         (Principal Executive Officer)


/s/ Joseph E. Levangie    Chief Financial Officer and Director  August 6, 1997
----------------------    (Principal Financial Officer and
  Joseph E. Levangie        Principal Accounting Officer)