Form 10KSB
period 1997-05-31
GREENMAN TECHNOLOGIES INC
filed 1997-09-15
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the fiscal year ended May 31, 1997

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------

Commission File Number    1-13776
                         ---------


                           GREENMAN TECHNOLOGIES,INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                        71-0724248
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                    01940
        ---------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)


Issuer's  telephone  number, including area code   (781) 224-2411
                                                  ----------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, $ .01 par value                              Boston Stock Exchange
------------------------------
   (Title of each class)

Class A Common Stock Purchase Warrants                     Boston Stock Exchange
---------------------------------------
   (Title of each class)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, $ .01 par value
------------------------------
   (Title of each class)

Class A Common Stock Purchase Warrants
--------------------------------------
   (Title of each class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X    No
                                 ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended May 31, 1997 were  $4,020,670.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 12, 1997 was $9,703,619.

As of September 12, 1997, 8,255,680 shares of Common Stock of issuer were outstanding. The aggregate market value of the shares of Common Stock was $12,383,520.

Transitional Small Business Disclosure Format (check one)       Yes [  ]  No [X]





                                     PART 1

ITEM  1.       DESCRIPTION OF BUSINESS

GENERAL

        GreenMan Technologies, Inc. (the "Company" or "GreenMan") was incorporated under the laws of the State of Arkansas on September 16, 1992 and reincorporated under the laws of the State Delaware on June 27, 1995. The Company was formed primarily to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable.

MOLDING OPERATIONS

        The Company's Molding operations (the "Molding operation"), located in Malvern, Arkansas, provides injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. The Molding operation uses leased, state-of-the-art, injection molding equipment that is energy and labor efficient, has fast cycle times and minimizes production waste. The facility also conducts R&D testing and development of the Company's proprietary thermoplastic material, GEM- (GreenMan Environmental Materials) Stock(TM), and tests the use of these materials in the manufacture of a variety of potential applications.

        In May 1997, the Company's Molding operation began manufacturing the Company's first consumer product, a 34 gallon GEM- Stock(TM) trash container which is being marketed under the GreenMan name ("captive molding"). Other proposed products, to be manufactured and sold under the GreenMan name will also be produced in the future at the Molding operation, which management expects to result in balanced contract/custom and captive molding activities.

RECYCLING OPERATIONS

        The Company's Recycling operations (the "Recycling operation"), located in Jackson, Georgia, were established to develop low-cost sources of rubber and plastic waste ( from tires and recycled plastics) for use in the production of the Company's GEM-Stock and for the development of markets for end-products to be made utilizing GEM-Stock.

        The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the building industry (with anti-fatigue floor mats, roofing products, and timbers); the lawn and garden market (with landscape timbers); the consumer products market (with trash containers, recycling totes, and storage containers); and the transportation industry (with rubber modified asphalt, nose cones, barriers, railroad ties and railway crossing mats).

        On June 30, 1997, the Company acquired all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning Ferris Industries, Inc. ("BFI") and are in the scrap tire collection and processing business. Collectively, the two operations process approximately 10 million tires annually. The Company was also granted an exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. Prior to the acquisition, the Company purchased tire chips from BTG pursuant to a Put or Pay/Take or Pay Agreement (the "Take or Pay Agreement") and leased land in Jackson, GA. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc., ("GMTG") respectively, and together, with the Company's existing Rubber Recycling group will now constitute the Company's Tire Recycling operations. As a result of the acquisition, the Company's obligations under the Take-or-Pay Agreement were eliminated.

DURAWEAR

        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear was incorporated under the laws of the State of Delaware on September 5, 1972 and was reincorporated under the laws of the State of Alabama on December 7, 1990. DuraWear, which is located in Birmingham, Alabama, manufactures, installs and markets a diverse range of high-quality, ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk-material handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation.


PRODUCTS AND SERVICES

MOLDING OPERATION




        The Company's Molding operation was established primarily to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable. In order to offset expenses associated with capital leases for the required injection molding equipment, the Company accepts third-party, contract molding jobs in order to keep the resident equipment productive. Accordingly, the Molding operation  has,  since  its  inception,  provided  customers  with  a  reliable, cost-effective, high-quality source for the manufacture of plastic and thermoplastic rubber parts. Traditional contract manufacturing is widely used in the plastic and thermoplastic rubber industries as a cost-effective alternative to in-house manufacturing. Generally, the customer owns design molds for use in the manufacture of its products or parts and provides the molds to outside injection molding companies, such as the Company.

        The Company combines leased, state-of-the-art, injection molding equipment; comprehensive quality and production control systems; and consultation on mold design to improve labor costs and assembly times, reduce waste and improve end-product quality. The Company has also assisted certain customers in converting their product content from virgin materials to (in whole or in part) recycled feedstock.

        Initiated as an adjunct to its injection molding operations, product assembly services are also offered by the Molding operation. Components are produced by, and/or delivered to, the Molding operation by customers and assembled to the required stage of completion.


RECYCLING OPERATION


        The Recycling operation was established to identify processing techniques and alternative lower-cost sources of supply of rubber/used tires and plastic waste for recycling, as well as to identify rubber and plastic based end-products for which there is significant market demand.

        The Company has developed and is gradually commercializing GEM-Stock using crumb rubber recovered from automobile and truck tires in combination with recycled plastic waste and virgin plastic. In April 1996, the Company signed a perpetual license agreement with a privately held R&D company for the exclusive world-wide rights and license to use its proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. This license agreement provides the Company with the ability to incorporate significantly more types of low-cost recycled plastic and rubber into the production of GEM-Stock than it could do in the past. As currently manufactured, products made using GEM-Stock have properties that are comparable to those products made incorporating virgin rubber or plastic, at a significant cost savings to the Company. The Company believes that GEM-Stock is suitable as a raw material for use in the manufacture of many of the types of commercial parts and products currently manufactured by the Molding operation. To date, revenues from products made using GEM-Stock have accounted for less than 10% of the Company's revenues, and, as yet, there can be no assurance that the Company will be able to manufacture GEM-Stock in quantities necessary to achieve significant revenues and profits.

        The Company is currently using GEM-Stock in the manufacture of its 34 gallon trash container and intends to use GEM-Stock as the primary raw material in the Company's proposed line of environmentally-friendly, or "green" consumer products, such as recycling totes, playground and recreational furniture, landscape timbers, storage bins, and home-use composters. The Company is evaluating the economic, marketing and manufacturing feasibility of several of these proposed products and has conducted preliminary discussions with possible distributors of such products. There can be no assurance that such discussions will result in orders for the products, consumer acceptance of the products or significant revenues for the Company. Management believes that the Company's internal needs for GEM-Stock will allow the Company to use the raw materials in the manufacture of its GreenMan products.

        The Company has conducted extensive market research over the past several years and has concluded that significant market opportunities exist for crumb rubber to be used as chemical feedstocks or for incorporation in parts and products. Crumb rubber can be produced either through the use of mechanical grinding methods ("ambiently") or through the use of cryogenic (freezing) methods ("cryogenically") using a feedstock of tire chips. GEM-Stock is one application whereby crumb rubber and recycled plastics are combined and used as a raw material feedstock in place of more expensive virgin materials. There is also research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into the manufacture of new automobile and truck tires. The Company believes that the largest areas of growth are in applications where ultra-fine mesh crumb rubber is used in place of virgin rubber to enhance the characteristics of existing product formulations, thereby commanding premium pricing. As a result, a decision has been made to focus the Company's resources on addressing these "high value-added" crumb rubber opportunities. This redirection in strategic market targeting along with certain limitations of the Company's existing cryogenic recycling equipment to produce sufficient quantities of ultra-fine mesh crumb rubber; resulted in, the Company redeploying its cryogenic recycling equipment into a joint venture with the original equipment manufacturer (See PRODUCT DEVELOPMENT). The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company is currently evaluating several alternative solutions for producing ultra-fine mesh crumb rubber and is supplementing its needs through informal market and distribution alliances with other companies.

        On June 30, 1997, the Company acquired BTM and BTG, which provides the Company with access to over 10 million tires annually. The Company was also granted an exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. BTM and BTG are in the scrap tire collection and processing business whereby they charge a fee to dispose of customers' scrap tires and then process the tires into two inch rubber chips which are then sold as alternative fuel ("TDF" - Tire Derived
Fuel) to cement kilns, paper and pulp producers and electric utilities; or utilized in civil engineering projects such as landfill construction (leach-bed lining), soil erosion and road stabilization projects. The Company intends to utilize a portion of the rubber chip flow for the production of ultra fine mesh crumb rubber.

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


        Ceramics. DuraWear produces CeraDur(R), a pale-green-colored ceramic plate made of approximately 96% alumina, less than 2% silica and a small amount of nickel, which are combined and fired at very high temperatures, resulting in high-density and very-low-porosity products. These properties make CeraDur(R) one of the most abrasion-resistant ceramic plates commercially available for application in highly abrasive conditions. CeraDur(R) is rated 9 on Moh's scale (an engineering scale which compares material hardness) and second in hardness only to diamond, which is rated 10. Other commercially-available products generally contain less than 96% alumina and are fired at lower temperatures, resulting in a less-dense product with 25% to 50% less wear life compared to CeraDur(R).

        The Company also manufactures another ceramic product called Aluminox(R), which contains approximately 90% alumina and a small amount of nickel. Aluminox(R) is designed to provide less abrasion resistance as compared to CeraDur(R) for markets and applications where a lower-cost alternative is required.

        Polymer Composites. DuraWear distributes two polymer composites for abrasion-wear applications. Xylethon(R) has a high-molecular weight cellular-chain structure which makes it a highly-dense, plastic material. This alloyed matrix structure provides superior adhesion-resistance and dimensional stability when compared to polyvinyl chloride ("PVC"), polyurethane and ultra-high-molecular-weight ("U.H.M.W.") polyethylene. Xylethon(R) is lightweight compared to abrasion-resistant steel plates, which are generally nine times heavier, and is less susceptible than steel to the distortions caused by thermal cycles.


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

MANUFACTURING

 MOLDING OPERATION

        The Company conducts all its injection molding and assembly operations at its leased 45,000 sq. ft. facility located in Malvern, Arkansas. The Molding operation uses leased state-of-the-art injection molding equipment that is energy and labor efficient; has fast cycle times; and minimizes production waste.


        The Company may need to expand its existing manufacturing operations through strategically-located satellite operations, to support future expansion of existing manufacturing capabilities. Such expansion may include compression molding, (for consumer and industrial floor mats) and extrusion capabilities (for the manufacture of landscape timbers, and other outdoor products). There can be no assurance that the additional customers, if any, gained by establishing new manufacturing facilities will justify the expense of constructing, staffing and operating such facilities or that the Company will not experience difficulties in supervising and coordinating the activities of separate locations.


RECYCLING OPERATION

        The Recycling operation's crumb rubber plant in Jackson, Georgia is located in a 15,000 sq. ft. building that was built by the Company on land that it leased from BTG under a multi-year agreement. This agreement was terminated as a result of the acquisition of BTG on June 30, 1997.


        During the first half of fiscal 1997, the Company retained the production process of the Cryogenic Recycling equipment and evaluated the production capabilities of the facility. Based upon the cryogenic recycling equipments capacity to produce sufficient quantities of fine mesh crumb rubber, the Company decided to redeploy the equipment into a joint venture with the original equipment manufacturer. (SEE PRODUCT DEVELOPMENT). The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company is currently evaluating several alternative solutions for producing ultra-fine mesh crumb rubber and is supplementing its needs through informal market and distribution alliances with other companies.


DURAWEAR


        DuraWear manufactures its ceramic products at its facility located on five acres of land in Birmingham, Alabama. DuraWear's polymer composites and other products are manufactured by third parties on a contract-basis. DuraWear's polymer composites are currently produced to DuraWear's specifications under a confidentiality agreement by only one supplier; the number of alternative suppliers is limited. Management has identified several alternative suppliers for DuraWear's polymer composites in the event there are any adverse changes in its existing relationship. With the exception of its polymer composites, the Company believes that there are multiple manufacturing sources available for DuraWear's other products. While DuraWear has long-standing relationships with its current suppliers, such facilities are not controlled by DuraWear, and these suppliers could sever their relationships with DuraWear at any time. As such, it could be difficult for DuraWear to find other suppliers that could manufacture DuraWear's products to the specifications required by DuraWear on acceptable terms.


RAW MATERIALS

MOLDING OPERATION


        Raw materials required for the Molding operation are generally purchased directly from suppliers on a purchase-order basis rather than a contract basis. The Molding operation purchases such materials on an "as and when needed" basis, primarily from five suppliers. There can be no assurance, absent contracts with firm price and delivery terms, that suppliers will not increase their prices, change their credit terms or impose other conditions of sale that may be unfavorable to the Company. While the Company does not believe that it would experience any significant difficulty in obtaining materials from alternative sources on comparable terms, there can be no assurance that such supplies could be obtained on price and delivery terms favorable to the Company. Until such time, if ever, that the Company begins to produce GEM-Stock in sufficient quantities for its own use on a cost-efficient basis, it is and will be required to purchase crumb rubber and recycled and virgin plastic from third parties in order to produce its proposed GreenMan consumer products. Management believes that there are currently a limited number of supplies of high-quality crumb rubber that is free of fiber and metal.


RECYCLING OPERATION


        The Company believes that as a result of its acquisition of BTM and BTG and the Company's exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation, the Company will have access to a supply of tires sufficient to meet the Company's requirements for crumb rubber in the foreseeable future. The three operations collectively are capable of processing between 22 and 25 million tires annually. According to Scrap Tire News, nearly 255 million passenger automobile tires are currently discarded annually in the U.S., and of that total approximately 1% are used for asphalt pavement, 11% are burned to provide energy, approximately 2% are processed for retreading; and the remaining tires are landfilled, adding more than 200 million tires annually to the estimated 3 billion tires already stockpiled in landfills. Accordingly, the Company estimates that as a result of the acquisition of BTM and BTG it will process approximately 20% of all passenger tires in the U.S. that are not placed in landfills, with the ability to increase that percentage to between 40 - 45% with the exercise of its option to purchase purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation.


DURAWEAR


        DuraWear obtains on a purchase order (rather than a contract basis) its primary raw materials, consisting of alumina and nickel oxides, from a number of sources. The price and other terms upon which such materials are obtained therefore are also subject to change over which DuraWear has no control. Management believes that alternate sources of such raw materials are available on an economically-competitive basis, but there can be no assurance that this would be the case at a time when such sources might be needed by the Company.


PRODUCT DEVELOPMENT

        In April 1996, the Company signed a perpetual license agreement with a privately held R&D company for the exclusive, world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber types. The Company paid a one-time licensing fee at signing of the agreement and no additional fees are due for the manufacture of the Company's own products (i.e. GEM-Stock products). In May, 1997, the Company commenced production on a limited basis, of its first GEM-Stock based product, a 34 gallon trash container. A 3% royalty is due when the additive technology is sold as raw material. This license agreement allows the Company to incorporate a broader range of low-cost, recycled plastic and rubber types into the production of GEM-Stock. As currently manufactured, products made using GEM-Stock have properties that are comparable to products using virgin rubber or plastic at a significant cost savings to the Company.


        In addition to its efforts relating to the conversion of crumb rubber and the production of GEM-Stock, the Company intends to develop new products, which may involve entering into joint ventures or other strategic alliances. The Company has not to-date entered into any such relationships other than noted above, with respect to new products, nor can there be any such assurance that the Company will be successful in entering into such relationships, nor that it will be able to develop new products which result in revenues or profits to the Company.

        On August 26, 1997, the Company executed an agreement relating to the formation of a joint venture (the "GMT/CRT joint venture") between the Company and Crumb Rubber Technologies, Inc. of Jamaica, New York ("CRT") to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture will do business as "Tire Disposal Services, Inc." , and will address existing opportunities for larger-mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company will contribute the cryogenic crumb rubber equipment previously purchased from CRT and formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.


CUSTOMERS

MOLDING OPERATION

        In the fiscal year ended May 31, 1995, three customers, (Jacuzzi Brothers Division, Little Rock, ("Jacuzzi"), Stant Manufacturing, Inc. ("Stant") and R.G. Sloane & Co. Inc.,) accounted for approximately 62%, 14%, and 10% respectively, of the Company's net sales; and in the fiscal year ended May 31, 1996, two customers, (Jacuzzi and Stant) accounted for approximately 38%, and 14%, respectively, of net sales. In the fiscal year ended May 31, 1997, one customer, Jacuzzi accounted for approximately 29% of the Company's consolidated net sales. Currently, the Molding operation serves customers in a number of industries such as: Jacuzzi -- water filters and pumps; Klipsch & Associates -- stereo components and speakers; Sterling Plumbing, Inc. - plumbing components, Stant -- automotive gas caps and R. G. Sloane & Co., Inc. -- plumbing products.

RECYCLING OPERATION

        There were no customers which accounted for 10% or more of consolidated net sales during the fiscal years ended 1996 and 1997.

DURAWEAR

        DuraWear did not have any customers which accounted for 10% or more of consolidated net sales during the fiscal years ended 1996 and 1997. DuraWear's customers include Georgia Pacific, Boise Cascade, Container Corp. of America, Champion International, Longview Fiber Company, Union Camp, and various power utilities an paper processors throughout the U.S.



        The Company does not have any long-term contracts pursuant to which any customer is required to purchase any minimum amount of products. There can be no assurance that the Company will continue to receive orders of the same magnitude as in the past from existing customers or that it will be able to market its current or proposed products to new customers. The loss of any major customer would have a material, adverse effect on the business of the Company as a whole.


SALES AND MARKETING


        The Company utilizes outside manufacturer's sales representative organizations, in addition to its on-going, in-house sales activities. DuraWear has in place a network of sales representatives for both domestic and international sales, which may be used by the Company in connection with the sale of its products.

        As the Company seeks to increase its manufacturing of crumb rubber and GEM-Stock in commercial quantities at an acceptable cost, of which there can be no assurance, a significant portion of the Company's production will be devoted for internal use in the manufacture of its 34 gallon trash container and other proposed GreenMan consumer products. Any excess material will likely be compounded (mixed) on a contract basis and offered for sale on a merchant chemical basis through such compounder's traditional sales channels, as well as directly by the Company.

        The Company's proposed consumer products will be sold through Big East Sales and Marketing, Framingham, Massachusetts -- a firm with a national presence in the wholesale and retail consumer markets through a nationwide sales representative network, and which has more than 25-years experience selling directly to major discount department store chains; builders' supply and hardware store chains; and lawn and garden stores. Big East Sales and Marketing has established a separate operating unit called Big East Green which is dedicated to marketing, selling and promoting the Company's environmentally-friendly GEM-Stock consumer products.


        DuraWear markets its products primarily to the process industry where material movement typically causes abrasion resulting in wear of the process equipment. Applications for DuraWear's products span many industries such as paper and pulp, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

COMPETITION

MOLDING OPERATION


        The injection molding contract manufacturing industry is highly-competitive and characterized by severe price-cutting by small regional contractors. While the Company believes that its facility, modern equipment and advanced quality control are attractive features to potential customers, there can be no assurance that the Company can capture adequate competitive contracts to achieve or sustain profitability, either at its present location or at any satellite location it seeks to establish.

        In marketing its proposed GreenMan consumer products, the Company will be competing with many established manufacturers of similar products. Most of these competitors have substantially greater financial and marketing resources and significantly greater name-recognition among both retailers and consumers than the Company. A number of companies with products made from recycled tires have already entered the market. For example, OMNI Rubber Products manufactures solid-rubber, non-steel reinforced railroad crossings from recycled crumb rubber and R.A.S. Recycling, Inc., together with Royal Rubber Manufacturing, are developing playground and recreational surfacing mats made of recycled tire rubber. In addition, several companies manufacture products similar to the Company's proposed GreenMan line of products, such as industrial floor mats, playground furniture, and landscape timbers. There can be no assurance that the Company will be able to compete successfully in the consumer market.

        In the manufacture and sale of its GEM-Stock, the Company will compete with other producers and suppliers of traditional plastic and thermoplastic rubber products, including recycled and virgin products. The Company's success in marketing its products will depend on its ability to convince potential buyers that its products are of comparable or superior quality to alternative products and that its products are also comparable in cost to competing products. There can be no assurance that the Company will be able to compete effectively with established producers, many of which have substantially greater financial and manufacturing resources than those of the Company.


RECYCLING OPERATION


        Historically, companies in the tire processing industry have generated significant quantities of tire derived fuel ("TDF") chips to be sold as alternative fuel to cement kilns, paper and pulp producers or electric utilities or utilized in civil engineering projects such as landfill construction or road stabilization projects. There are several tire recycling companies that produce crumb rubber in limited quantities and at varying levels of quality. There are also several companies that simply process tires into TDF to be burned as supplemental fuel or break down the tire material into its elemental components ("Pyrolysis") and sell the components individually. Few, if any companies are vertically integrated with operations that include tire collection -- through end product manufacture. The Company believes that the limited success experienced by these companies is due to industry disaggregation among small and under-capitalized companies and the limited success in identifying and producing end-user products that incorporate recycled materials. The Company has developed a strategy for recycling tire and plastic waste which involves complete "closed loop" recycling from waste pile to end product. GEM-Stock is one example where crumb rubber and recycled plastics are combined and used as raw material feedstock in place of virgin materials. There is also significant research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into automobile and truck tires.

        As a result of the Company's acquisition of BTM and BTG in June 1997, and its exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation, the Company has positioned itself as a leader in tire recycling operations. Collectively, the Company's current operations process approximately 20% of all passenger tires in the U.S. that are not placed in landfills with the ability to increase that percentage to between 40% and 45% with the exercise of the Ford Heights option.


DURAWEAR

        DuraWear has several competitors for its products, most of whom have greater financial and marketing resources than DuraWear. In the ceramics market, competitors include Coors Ceramics Co., Champion and Packo Industrial Ceramics, Inc. and in the polymer composite market include Solidur Plastics, DuPont and BP America.

        DuraWear competes on the basis of the longer-lasting wear resistance performance of its products as compared to products offered by competitors. Management believes that on a life cycle costing basis DuraWear products offer customers significant cost advantages, notwithstanding DuraWear's products' higher prices.

GOVERNMENT REGULATION


        The Company's tire recycling and manufacturing activities may be subject to extensive and rigorous government regulation designed to protect the environment (as is the case with other tire recycling processes such as pyrolysis). Management does not expect that the Company's activities will result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and complying with environmental and other government regulations, both in the U.S. and most foreign countries. The process of obtaining required regulatory approvals can be lengthy and expensive. Moreover, regulatory approvals, if granted, may include significant limitations on the Company's operations. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company from obtaining, or affect the timing of, regulatory approvals.


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

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY RIGHTS


        None of the equipment or machinery that the Company or DuraWear currently uses or intends to use in its respective current or proposed manufacturing activities are proprietary; any competitor can acquire equivalent equipment and machinery on the open market. The Company believes that it has developed specialized know-how in the blending of plastics and rubber for use in its molding machines and that its processes are proprietary. The Company has acquired exclusive, perpetual, world-wide rights to a proprietary additive technology which will enable the Company to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires. The Company also believes that many of the formulae and processes used in manufacturing DuraWear's products are proprietary, and DuraWear has executed confidentiality agreements with the appropriate employees and subcontractors. However, there can be no assurance that competitors will not develop processes or products of comparable efficiency and quality. DuraWear does not have any patents and does not believe any of its products are patentable. Moreover, there can be no assurance that any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action, and such an action would divert funds and resources otherwise available for use in the Company's operations. Consequently, there can be no assurance that the Company would elect to prosecute potential patent infringement claims it might have. Furthermore, there can be no assurance that the Company's proposed products will not infringe any patents or rights of others.

        The Company has used the name "GreenMan" and other trade names in interstate commerce and asserts a common law right in and to such names. A trademark search has been conducted for the name "GreenMan" which found that there are no significantly similar names currently being used in the Company's current and intended industries. The Company intends to file an application with the U.S. Department of Commerce, Patent and Trademark Office to register its name and establish trademark rights. There can be no assurance, however, that such a trademark application will be approved. Although the Company has been using the GreenMan name in interstate commerce for its custom molding services and has not yet begun significant marketing for its consumer products, the inability of the Company to continue to use the name in connection with such services, as well as in connection with the proposed GreenMan consumer products, could have an adverse effect on the Company's efforts to establish name recognition for its products in the commercial and consumer marketplaces.


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

EMPLOYEES


        As of May 31, 1997, the Company had approximately 98 employees including 20 employees at DuraWear. With the acquisition of BTM and BTG, the total number of employees as of June 30, 1997 was 150.


        Neither the Company nor DuraWear are a party to any collective bargaining agreements, and they each consider the relationship with their employees to be satisfactory.

ITEM 2.        DESCRIPTION OF PROPERTIES

        The Molding operation currently occupies approximately 45,000 square feet of combined industrial/manufacturing space in Malvern, Arkansas, including 2,000 square feet of office space under a lease at a monthly rent of $5,325 with an unaffiliated third party. The lease expired on May 31, 1997 and the Company is in the process of re-negotiating the lease and is currently a tenant at will.


        The Company currently occupies approximately 2,700 square feet of administrative office space, located in Lynnfield, Massachusetts under a three year lease at a monthly rental of $3,238 which expires in October 1998.


        In December 1995, the Company entered into a five year lease agreement with BTG whereby the Company would lease for $1 per year, approximately 15,000 square feet of land located in Jackson, Georgia on which the Company built a tire recycling facility. As a result of the acquisition of BTG on June 30, 1997, the Company now owns such facility.

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

        Discovery has been conducted and the parties are now awaiting a pre-trial status conference. No trial date has been set. Because the Company believes that it never entered into any agreement with the plaintiff, never used the plaintiff's proprietary technology and paid all consulting fees due the plaintiff, the Company believes that the litigation will not have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of shareholders during the fiscal year ended May 31, 1997.


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


                                                            Class A Common Stock
                                            Common Stock      Purchase  Warrants
                                            ------------      ------------------
                                            High    Low          High    Low
                                            ----    ---          ----    ---
FISCAL 1996
-----------
Quarter Ended November 30, 1995
 (from October 2)                        $   8.63  $ 6.00      $ 3.00  $ 1.00
Quarter Ended February 29, 1996              7.50    2.50        3.00    1.00
Quarter Ended May 31,1996                    6.38    4.00        3.00     .75

FISCAL 1997
-----------
Quarter Ended August 31, 1996            $   4.13  $ 2.25      $ 1.38  $  .13
Quarter Ended November 30, 1996              3.22    1.34         .78     .25
Quarter Ended February 28, 1997              1.63    1.00         .31     .13
Quarter Ended May 31,1997                    2.00     .69         .28     .09

FISCAL 1998
-----------
Quarter Ended August 31, 1997            $   1.72  $  .56    $    .28  $  .13

        On September 12, 1997, the closing bid price of the Common Stock was $1.50 and the closing bid price for the Class A Common Stock Purchase Warrants was $.22.


        As of September 12, 1997, the Company estimated that the number of stock holders of record of the Company's Common Stock were approximately 1,550.


        The Company has not paid any cash dividends on its Common Stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.


        In October 1996, Landmark International Equities, Inc., the underwriter of the Company's initial public offering and primary market maker of the Company's securities ceased operations. They are currently in excess of 20 registered market makers of the Company's securities and the Company is continuing its efforts to expand the number of firms making market in the Company's securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        GreenMan Technologies, Inc. was incorporated in 1992 primarily to develop, manufacture, assemble and sell environmentally friendly plastic parts and products. The Company's Molding operation provides injection molding manufacturing services in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps and computer accessories.

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








        Simultaneous with the closing of the IPO, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"), a company which manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation. The consolidated financial statements include the results of DuraWear since October 10, 1995.


RESULTS OF OPERATIONS

YEAR ENDED MAY 31,1997 COMPARED TO YEAR ENDED MAY 31,1996

        Consolidated net sales for the year ended May 31, 1997 ("fiscal 1997") were $4,020,670 as compared to $4,338,538 for the year ended May 31, 1996 ("fiscal 1996"). The decrease in net consolidated sales of $317,868 or 7% was due to a 39% or $1,263,191 decrease in contract molding and assembly business as customers in south-central Arkansas utilized existing inventories during the first half of fiscal 1997. The decrease in revenues of the molding operation was partially offset by the inclusion of DuraWear sales for the full year compared to approximately eight months in fiscal 1996, resulting in a $907,122 or 80% increase in revenue as DuraWear was acquired on October 10, 1995. During fiscal 1997, approximately 29% of consolidated net sales were accounted for by Jacuzzi Brothers Division, Little Rock, ("Jacuzzi"). During fiscal 1996, approximately 38% and 14% of consolidated net sales were accounted for by Jacuzzi and Stant Manufacturing Inc., respectively. The effort to secure additional custom molding business from new customers is ongoing and will continue until the Company concludes the transition from custom to captive molding.

        Gross profit for fiscal 1997 was $621,360 or 15% of consolidated sales as compared to $1,108,540 or 26% of sales for fiscal 1996. This decrease is attributable to the reduction in contract molding and assembly business and the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. During the refacilitation, the Company lacked the capability to process the tire chips received from BFI into higher value-added feedstock material, thus necessitating the sale of lower gross margin TDF ("Tire Derived Fuel") as a way to fulfill its tire chip obligation. The Company was obligated to "take or pay" for 605 tons of TDF chips starting in September 1996 from BTG (pursuant to a December 1995 agreement, as amended). BTG acknowledged the delay in production and agreed to reduce the Company's obligation by fifty percent through June 1997. The Company had a gross loss of $416,840 on the sale of TDF chips for fiscal 1997. The "take or pay" obligation was terminated as a result of the Company's acquisition of BTG in June 1997.


        Research and development expenditures were $353,250 for fiscal 1997, an increase of over 400%, as compared to $66,610 for fiscal 1996. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and formulations and expand the applications of existing product lines.


        Selling, general and administrative expenses were $4,126,611 for fiscal 1997, or 103% of consolidated sales as compared to $2,406,794, or 55% of sales, for fiscal 1996. The increase of $1,719,817 was partially attributable to the inclusion of a full year of DuraWear's operating expenses totaling $1,082,091 which resulted in a $264,260 increase in expenses compared to fiscal 1996. The Company also recognized $646,000 in non-cash expenses in connection with the issuance of common stock warrants and options and the repricing of certain previously issued common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". In addition, the Company initiated a significant financial public relations campaign during fiscal 1997 which resulted in a one-time charge of approximately $200,000. This campaign consisted of newsprint articles, television features and the mailing of over 100,000 financial information packages to potential investors. The Company also took a $150,000 charge for the potential uncollectibility of a note receivable. The fiscal 1997 results also reflect $578,408 of costs associated with the Company's recycling operation which operated under limited conditions as a result of the decision to upgrade the Jackson, Georgia crumb rubber production equipment.

        As a result of the Company's decision to refocus its resources on the opportunities for "high-value-added" crumb rubber, the limitations of the Company's existing cryogenic recycling equipment to produce sufficient quantities of ultra-fine mesh crumb rubber, the risks associated with a startup venture, and the Company's minority interest in the joint venture the Company wrote-down the carrying value of the equipment to its estimated liquidation value. Accordingly, the Company recorded a $1,000,000 impairment loss in fiscal 1997 against the Company's deposit on the cryogenic recycling equipment pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This writedown was effected even though subsequent to year-end, the Company contributed the equipment as its capital contribution to a joint venture with the original equipment manufacturer who in turn will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.

        As a result of the foregoing, the operating loss for fiscal 1997 increased by $3,493,637 to $4,858,500 or 121% of consolidated sales, as compared to an operating loss of $1,364,864, or 31% of sales for fiscal 1996.


        Interest and financing costs increased by $1,826,024 to $2,114,803 due to increased borrowings related to the issuance of $3,025,000 in convertible debentures during fiscal 1997. Approximately $843,000 of the increase is associated with the impact of amortizing the 30% discount from market to be realized upon conversion of the debentures. The Company also recognized $860,118 of financing expense amortization associated with the Company's efforts to raise additional capital during fiscal 1997. This expense included approximately $556,560 of non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

        The Company experienced a net loss of $7,006,479, or $1.25 per share for fiscal 1997 as compared to a net loss of $1,578,321, or $.34 per share for fiscal 1996.


YEAR ENDED MAY 31,1996 COMPARED TO YEAR ENDED MAY 31,1995

        Consolidated net sales for the year ended May 31, 1996 were $4,338,538 as compared to $2,127,745 for the year ended May 31, 1995 ("fiscal 1995"). The increase in net consolidated sales of $2,210,793 or 104% was due to a 50% or $1,071,896 increase in contract molding and assembly business and the inclusion of $1,138,897 of DuraWear sales. During fiscal 1996, approximately 38% and 14% of consolidated net sales were accounted for by Jacuzzi Brothers Division, Little Rock, ("Jacuzzi") and Stant Manufacturing Inc. ("Stant") respectively. During fiscal 1995, approximately 62%, 14% and 10% of net sales were accounted for by Jacuzzi, Stant and R. G. Sloane & Co., Inc. ("Sloane"), respectively.

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

        The Company repaid approximately $1,073,000 of bridge loans in October 1995 from the proceeds of its IPO which contributed to the $235,025 decrease in interest and financing costs for fiscal 1996 as compared to fiscal 1995. In addition, the Company recorded additional interest expense in fiscal 1995, in connection with the March 1995 modification of the note payable to Budra Management Corporation. These decreases were slightly offset by the inclusion of DuraWear's interest expense of $28,900 for fiscal 1996.

        The Company experienced a net loss of $1,578,321, or $.34 per share for fiscal 1996 as compared to a net loss of $1,092,006, or $.27 per share for fiscal 1995.



LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock in lieu of cash for services rendered.

INITIAL PUBLIC OFFERING

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


        During the period from February 1996 to June 1996 the Company borrowed $1,700,000 in aggregate from a company that owns a subsidiary whose Chairman is also a director of the Company. These notes payable bear interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) $500,000 on September 30, 1996, $700,000 on January 1, 1997 and $500,000 June 1, 1997, respectively. In addition, the Company granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. In September 1996, the Company repaid approximately $500,000 of the amounts owed the lender.


        On December 30, 1996, the Company renegotiated the remaining principal balance of $1,200,000 due under these 10% notes payable. The outstanding principal balance was exchanged for a 10% secured convertible note payable (the "Note"), due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $1.00 per share. The Note is secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price the of 300,000 warrants granted in 1996 to $1.13 per share.

        On June 30, 1997, the Company received a 90 day extension of the Note and a waiver allowing it to contribute it's cryogenic tire recycling equipment into the GreenMan/CRT joint venture in return for granting the holder piggy-back registration rights for the shares of common stock underlying the Note, accrued interest and the 300,000 warrants granted in 1996.

CRUMB RUBBER FACILITY

        The Company allocated approximately $1,000,000 of the proceeds from its IPO for the construction of the crumb rubber recycling facility. As of May 31, 1997, the construction had been completed at a total cost of approximately $902,000.

        In October 1995, the Company placed a purchase order for cryogenic recycling equipment and placed a 50% or $700,000 deposit with the equipment manufacturer for the first cryogenic recycling equipment line. In March 1996, the Company paid an additional $1,100,000 deposit towards the purchase of additional cryogenic recycling equipment lines. As a result of the formation of a joint venture (the "GMT/CRT joint venture") between the Company and Crumb Rubber Technologies, Inc. ("CRT") on August 26, 1997, the Company will contribute the cryogenic recycling equipment previously purchased from CRT and formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise. CRT will refund $300,000 of the deposits previously made by the Company towards additional cryogenic recycling equipment lines that were cancelled.

LOANS FROM OFFICERS

        In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from this officer and another officer of the Company and repaid $345,000 in aggregate during January 1997 and May 1997.


        On May 30, 1997, the Company refinanced the remaining principle balance and accrued interest ($18,000) owed to Messrs. Needham and Levangie plus accrued business expenses ($17,700) by issuing to Messrs. Needham and Levangie a 10% convertible debentures, due October 30, 1998 in the amount of $555,000 and $85,000, respectively and warrants to purchase 128,000 shares of common stock at an exercise price of $.88 per share. The debentures are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding May 30, 1997 or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures.

DEBENTURES OFFERINGS

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. As of May 31, 1997, $825,000 of the Debentures had been converted for approximately 1,249,813 shares of the Company's common stock.

        In April 1997, the Company concluded a $1,500,000 offering of convertible subordinated debentures due eighteen months after closing and warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05 per share. The debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding the date of the closing of the April Offering or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures. The debenture holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. Approximately $650,000 of the proceeds were paid to BFI as a deposit in connection with the acquisition of BTM and BTG.

AQUISITION OF BTM AND BTG

        On June 30, 1997, GreenMan acquired all of the capital stock of BTM and BTG which are wholly-owned subsidiaries of BFI for approximately $5,331,000. A deposit of $650,000 has been paid to BFI at May 31, 1997 and the balance was financed by a short-term loan from BFI to the Company, which must be repaid by September 30, 1997. The repayment of such loan is guaranteed by the Company and is secured by all of the assets and capital stock of the acquired companies. The Company anticipates refinancing such loans prior to maturity, but has not yet received any firm commitments. No assurances can be given that such financing will be concluded prior to the maturity, if at all.

        At May 31, 1997, the Company had cash of $104,193, a working capital deficit of $3,016,098, net capital of $1,123,465 and accumulated losses of $10,704,933. The working capital deficit includes $1,200,000 of convertible debentures and approximately $434,000 relating to the reclassification of certain long term capital lease obligations to current as several leases are in default. The Company is currently working with the lessor to bring its obligations current and has not received any written or verbal notice of the lessor's intention to enforce the default provisons. From June to August 1997, $700,000 of debentures were converted into 1,243,384 shares of common stock.

        Based on the Company's operating plans, Management believes that the available working capital together with revenues from operations and the purchase of equipment through lease financing arrangements, and the successful refinancing of the June 30, 1997 short term loan will be sufficient to meet the Company's cash requirements through the second quarter of fiscal 1998. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.


FACTORS AFFECTING FUTURE RESULTS


        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) refacilitation of the Company's crumb rubber plant and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products, thereby reducing its reliance on a few major customers; (iii) the Company's ability to refinance the BTM and BTG acquisition related short term loan and the Company's ability to integrate and manage the operations of BTM and BTG, its recently acquired subsidiaries; (iv) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that the Company will be successful in completing its crumb rubber facility, that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.



        Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. As a result, there can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in the Company's business, forward-looking statements made in this report should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ENVIRONMENTAL LIABILITY

        The  Company  has  no  known   material   environmental   violations  or
assessments.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Company intends to adopt Statement of Financial Accounting Standards ("SFAS") NO. 128, "Earnings per Share", in the year ended May 31, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share, and is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. SFAS NO. 128 requires the restatement of all prior period earnings per share data presented.

        The FASB issued SFAS No. 128, "Earnings per Share" in February 1997. SFAS No. 128 establishes standards for computing and presenting earnings-per-share, and is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted . SFAS No. 128 requires the restatement of all prior period earnings-per-share data presented.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after Decemver 15, 1997. Accounting principles generally require all recognized revenue,expenses, gainds and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income, are components of comprehensive income.

        It is requried under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nauture, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning in the fiscal year ended May 31, 1999.

        Also in June 1997, the FASB isssued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        SFAS No. 131 also requires companies to report information about the way that the operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the Company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined the impact that adoption of SFAS No. 131 will have on its financial statement presentation.

ITEM 7. FINANCIAL STATEMENTS

For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-24 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Directors and executive officers of the Company are as follows:

                  Name            Age                   Position
                  ----            ----                  --------
Maurice E. Needham ............    57     Chairman of the Board of Directors
Robert H. Davis ...............    54     Chief Executive Officer, Director
James F. Barker................    56     President, Director
Joseph E. Levangie.............    52     Chief Financial Officer; Treasurer;
                                             Secretary; Director
Robert D. Maust ...............    59     President of Recycling Operations,
                                             Director
Lew F. Boyd....................    52     Director


        On July 30, 1997, subject to shareholder approval, the Board of Directors established three classes of directors, each class ordinarily to serve for three terms. Class I directors will serve until the Annual Meeting of Stockholders to be held in 1998, Class II directors will serve until the Annual Meeting of Stockholders to be held in 1999, and Class III directors will serve until the Annual Meeting of Stockholders to be held in 2000. As adopted, the staggered board would be comprised of James F. Barker and Robert D. Maust as Class I directors; Maurice E. Needham and Robert H. Davis as Class II directors; and Joseph E. Levangie and Lew F. Boyd as Class III directors. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. No director receives compensation for services as a director.

        The Company has established an Audit Committee consisting of Messrs. Levangie and Boyd and a Compensation Committee consisting of Messrs. Needham and Boyd .

        MAURICE E. NEEDHAM has been Chairman of the Company since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer of the Company. He also serves as Chairman of Dynaco Corporation ("Dynaco"), a manufacturer of flexible printed circuit boards which he founded in 1987. Dynaco filed for an orderly liquidation under bankruptcy protection in July 1993 and emerged from such protection in February 1994, as a division of Palomar Medical Technologies, Inc., a Beverly, Massachusetts company engaged in the development of advanced medical equipment. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a printed circuit board manufacturer, where he served as President, Chief Operating Officer and Director.


        ROBERT H. DAVIS has been Chief Executive Officer of the Company since July 21, 1997 and a Director of the Company since July 30, 1997. Prior to joining the Company, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per-year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc.

        JAMES F. BARKER has been President and a Director of the Company since its inception in September 1992. Mr. Barker has over 15 years experience in the plastics industry with both manufacturing and OEM sales activities in areas including injection molding, extrusion, blow molding, machinery rebuilding and repair services and manufacturing plant operations and design. From 1991 to September 1992, Mr. Barker was a Sales Engineer with Adams Engineering & Equipment, a distributor of injection molding machines, extruders and auxiliary equipment.

        JOSEPH E. LEVANGIE has been Chief Financial Officer and a Director of the Company since its inception and Treasurer and Secretary since June 1993. Mr. Levangie is the founder and has been since its inception in 1981, the Chief Executive Officer of JEL & Associates, which specializes in corporate finance and business strategy. Mr. Levangie also serves as a Director of Nexar, Inc., a publicly-traded company.

        LEW F. BOYD has been a Director of the Company since August 1994. Mr. Boyd is the founder and has been since 1986 the Chief Executive Officer of Coastal International, Inc., an international business development and technology transfer firm.

        ROBERT D. MAUST has been President of the Company's Recycling Operation since December 1996 and a Director of the Company since July 30, 1997. Prior to joining the Company, Mr. Maust was Vice President for BFI's tire recycling operations from July 1991 to 1996 and was instrumental in growing that operation from 5 million tires/year to 22 million tires/year over a five year period. An entrepreneur/manager with over ten years experience in tire recycling, Mr. Maust was President of Maust Tire Recycling from 1988 to 1991, when he sold the business to BFI and joined BFI as Vice President.

KEY EMPLOYEES


        CYNTHIA BARKER, 38, is a co-founder and has been director of Corporate Administration of the Company since its inception in September 1992. Prior joining GreenMan, she was a Senior Associate with JEL & Associates from 1982 to 1995. She has extensive experience in business planning, marketing, human resources, administration management and investor relations.

        CHARLES E. COPPA, 34, has served as the Company's Corporate Controller since October, 1995. A CPA, he most recently was CFO and Treasurer of Food
Integrated Technologies of Brookline, MA, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products and Corporate Controller for Avatar Technologies, Inc., a computer networking company.

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


ITEM 10.  EXECUTIVE COMPENSATION


        The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chairman and Chief Executive Officer, and its President. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the years indicated.


                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                                                    -------------------            ------------
                               FISCAL YEAR                                          SECURITIES
            NAME AND               ENDED                            OTHER ANNUAL     UNDERLYING     ALL OTHER
      PRINCIPAL POSITION          MAY 31,       SALARY    BONUS     COMPENSATION      OPTIONS    COMPENSATION(2)
      ------------------          ------        ------    -----    -------------     --------    ---------------
Maurice E. Needham............      1997       $72,691        --        --             387,500 (3)     $3,600
  Chairman                          1996       42,924    $    --    $ 18,000 (1)        --                 --
                                    1995          --          --      36,000 (1)        --               2,850

James F. Barker...............      1997       $83,600   $25,000         --           175,000           11,764
   President                        1996       81,057         --         --             --               7,804
                                    1995       66,000         --         --             --               3,383
---------
(1) Represents consulting fees paid or accrued.
(2)  Represents  payments made to or on behalf of Mr. Barker in fiscal 1997 and 1996 for health  insurance and auto allowances.  Represents  payments in fiscal 1997 to Mr.  Needham for auto  allowances.  In August 1994, the Company forgave stock subscriptions  receivable from Messrs.  Needham and Barker for services rendered during the Company's start-up operations.
(3) Represents options granted in July 1996. These options were repriced in December 1996. Does not include 111,000 warrants to purchase  shares of common stock granted to Mr. Needham  pursuant to the terms of a loan made to the
Company by Mr. Needham.




        The following table sets forth information concerning the value of unexercised options as of May 31, 1997 held by the executives named in the Summary Compensation Table above. No options were exercised by such executive officers during the fiscal year ended May 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)


                                                                                       VALUE OF UNEXERCISED
                                                    NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                                                    OPTIONS AT MAY 31, 1997              AT MAY 31, 1997 (2)
                                                    -----------------------              -------------------
                    NAME                           EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                    -----                          -----------   --------------     ------------    -------------
Maurice E. Needham..........................         147,000          411,500          $28,440          $ 18,960
James F. Barker.............................         36,000           199,000          $28,440          $ 18,960
---------
(1) There were no options  exercised by any of the executive  officers  named in the Summary  Compensation  Table in the twelve  months ended May 31,  1997.  The options granted to the executive officers became exercisable commencing June 10,
1994, at an annual rate of 20% of the underlying shares of Common Stock.

(2) Assumes that the value of shares of Common Stock is equal to $.88 per share, which was the closing bid price of the Company's Common Stock as listed by NASDAQ on May 31, 1997.




EMPLOYMENT AGREEMENTS


        In October 1995, the Company entered into three-year employment agreements with each of Messrs. Needham, Barker and Levangie pursuant to which Messrs. Needham and Levangie each receive a salary of $72,000 per annum and Mr. Barker receives a salary of $80,000 per annum. Any increases or bonuses are made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreements provide for the payment of six-months salary as a severance payment for termination without cause. Prior thereto, Messrs. Needham and Levangie were compensated through consulting fees paid or accrued by the Company for their services as officers of the Company.

        In December 1996, the Company entered into a three-year employment agreement with Mr. Robert D. Maust pursuant to which Mr. Maust will receive a salary of $125,000 per annum. Any increases or bonuses are made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for the payment of twelve-months salary as a severance payment for termination without cause.

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

        The Plan is administered by the Board of Directors. Under the Plan, the Board has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option. On June 7, 1996 a Special Meeting of Stockholders was held and the Company increased the total number of shares of Common Stock reserved for issuance under the Plan to 1,000,000.

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

        As of May 31, 1997, there were 716,700 options granted and outstanding under the Plan of which 137,500 options were exercisable at prices ranging from $.09 to $1.00.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

        On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders' approved the Director Plan on June 7, 1996. The purpose of the Director Plan is to promote the interests of the Company by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees of the Company to serve as members of the Board of Directors. The Board of Director has reserved 300,000 shares of common stock for issuance and as of May 31, 1997, options to purchase 30,000 shares of Common Stock have been granted under the Director Plan.


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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 1997: (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) by each director and officer of the Company (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and (iii) by all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. As of May 31, 1997, there were issued and outstanding 6,873,296 shares of Common Stock.

                                               NUMBER OF SHARES    PERCENTAGE OF
NAME (1)                                     BENEFICIALLY OWNED(2)     CLASS
--------                                     ---------------------     -----
Palomar Medical Technologies, Inc. (3)......      1,660,000             16.92%
 66 Cherry Hill Road Beverly MA, 01915
Maurice E. Needham (4)......................        484,000              5.85%
James F. Barker (5).........................        390,300              4.78%
Joseph E. Levangie (6)......................        307,500              3.78%
Dhananjay G. Wadekar........................        539,083              6.64%
Lew F. Boyd (7).............................         25,000               --
Robert D. Maust.............................             --               --
Robert H. Davis.............................             --               --
All officers and directors as a group
      (6 persons)(4,5,6,7)..................      1,206,800             14.40%
-----------------------------------------
 * Less than 1% of the outstanding Common Stock.
 (1) Each person's address is care of GreenMan Technologies, Inc.,7 Kimball Lane, Building A, Lynnfield, MA 01940 with the exception of Dhananjay Wadekar, whose address is c/o DynaGen Inc., 99 Erie Street, Cambridge,MA 02139.
 (2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
 (3) Consists of shares issuable upon conversion of the outstanding principal and accrued interest on a 10% secured convertible Promissory note and upon exercise of warrants to purchase Common Stock.
 (4) Includes 159,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 20,000 shares of Common Stock owned by Mr. Needham's wife. Does not include 399,500 shares of Common Stock issuable pursuant to outstanding stock options and warrants that are not currently exercisable and 60,000 shares owned by Mr. Needham's adult children, as to which he disclaims beneficial ownership.
 (5) Includes 48,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and 4,000 shares of Common Stock issuable pursuant to immediately exercisable stock options owned by Mr. Barker's wife. Does not include 1,000 shares of Common Stock issuable pursuant to stock options owned by Mr. Barker's wife that are not immediately exercisable, and 137,700 shares owned by Cynthia M. Barker, Mr. Barker's adult daughter, as to which he disclaims beneficial ownership. Also does not include 188,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
 (6) Includes 27,500 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 352,000 shares of Common Stock issuable pursuant to outstanding stock options and warrants that are not currently exercisable. Does not include 40,000 shares owned by Mr. Levangie's adult children, as to which he disclaims beneficial ownership.
 (7) Includes 25,000 shares of Common Stock issuable pursuant to immediately exercisable options. Does not include 85,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.



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


        In July 1995, Mr. Wadekar purchased an additional 58,333 shares from previous stockholders of the Company as a condition to the Company's listing on the NASDAQ SmallCap Market.


        In July 1994, the Company granted to Mr. Wadekar five-year, non-qualified stock options to purchase 125,000 shares of the Company's Common Stock exercisable at $.29 per share in consideration for services rendered to the Company which included advice on business and joint venture strategies, as well as advice for integration of the operations of DuraWear and the Company. In February 1996, Mr. Wadekar exercised these non-qualified stock options using a net exercise feature, in exchange for 117,750 shares of Common Stock.


        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation, a company owed solely by Mr. Wadekar, a principal stockholder of the Company. The purchase price consisted of $400,000 in cash and 75,000 shares of the Company's Common Stock, valued in the aggregate at $375,000 or $5.00 per share. In connection with the acquisition, the Company entered into a three-year non-competition agreement with Mr. Wadekar, under which the Company issued 70,000 shares of the Company's Common Stock valued in the aggregate at $350,000 or $5.00 per share. The Company also entered into a one-year consulting agreement with Mr. Wadekar in consideration for which the Company paid $20,000.


        On May 30, 1997, the Company issued Mr. Needham and Mr. Levangie, two officers of the Company, options to purchase 111,000 and 17,000 shares of common stock, respectively, pursuant to the terms of loans made to the Company. The warrants have an exercise price of $.88 per share.


LOANS; PERSONAL GUARANTEES

        During the period from September to December 1992, Budra Management made loans to the Company in the aggregate principal amount of $233,000. The original terms of the loans provided for payment of interest at the rate of 10% per annum, the repayment of the loans at the closing of the Company's Initial Public Offering ("IPO") and the payment of an additional $250,000 in cash one year from the IPO. In March 1995, the Company and Budra modified the terms of the note to provide for the issuance to Budra of 100,000 shares of Common Stock, valued in the aggregate at $500,000 (or $5.00 per share), at the closing of the IPO in lieu of the $250,000 cash payment. The 100,000 shares of Common Stock are subject to a lock-up agreement limiting the transfer of the shares to no more than 15,000 shares per quarter commencing 90 days after the IPO. In October 1995, the Company repaid the $233,000 notes payable plus interest to Budra and issued the 100,000 shares of Common Stock. Pursuant to the terms of the DuraWear stock purchase agreement, the Company succeeded to the obligations of DuraWear relating to the repayment of an amount ($78,897 as of May 31, 1997) which is evidenced by a promissory note representing amounts due for advances to DuraWear by Mr. Wadekar who is also a principal stockholder of the Company. The note is being repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1997), adjusted annually.

        Mr. Wadekar has guaranteed payment of DuraWear's remaining loan from a bank, which has an outstanding principal balance of $450,654 at May 31, 1997 and is secured by a mortgage on real estate owned by DuraWear, as well as a lien on substantially all of DuraWear's assets, bears interest at the rate of prime plus 1% ( 9.5% at May 31, 1997) per annum and is due in July 2000.

        During the period from February 1996 to June 1996 the Company borrowed $1,700,000 in aggregate from a company that owns a subsidiary whose Chairman is also a director of the Company. These notes payable bear interest at 10% per annum with principal and interest due at the earlier of: (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing; or (2) $500,000 on September 30, 1996, $700,000 on January 1, 1997 and $500,000 June 1, 1997, respectively. In addition, the Company granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. In September 1997, the Company repaid approximately $500,000 of the amounts owed the lender. On December 30,1996, the Company renegotiated the remaining principal balance of $1,200,000 due under these 10% notes payable. The outstanding principal balance was exchanged for a 10% secured convertible note payable (the "Note"), due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $1.00 per share. The Note is secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price of the 300,000 warrants granted in 1996 to $1.13 which was the closing bid price of the Company's common stock on December 30, 1996. On June 30, 1997, the Company received a 90-day extension of the Note and a waiver allowing it to contribute it's cryogenic tire recycling equipment into the GreenMan/CRT joint venture in return for granting the holder piggy-back registration rights for the shares of common stock underlying the Note, accrued interest and the 300,000 warrants granted in 1996.

        In May 1996, the Company borrowed $325,000 from Mr. Needham. This unsecured note payable bears interest at a rate of prime plus 1.5% per annum with principal and interest due the earlier of 120 days after issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing. The proceeds of the note were used towards equipment deposits, licensing fees and the issuance of notes receivable.

        From September 1996 to May 1997 the Company borrowed an additional $624,300 from Mr. Needham and Mr. Levangie, collectively. During January 1997 and May 1997 the Company repaid $345,000 of the amounts owed.

        On May 30, 1997, the Company refinanced the remaining principal and accrued interest ($18,000) owed to Messrs. Needham and Levangie plus accrued business expenses ($17,000) by issuing to Messrs. Needham and Levangie a 10% convertible debenture, due October 30, 1998 in the principal amount of $555,000 and $85,000, respectively and warrants to purchase 111,000 shares and 17,000 shares of common stock, respectively, at an exercise price of $.88 per share. The debentures are convertible after a one-hundred-and-twenty-day holding period (the "holding period") into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding May 30, 1997 or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures.


        During June and July 1997, the Company borrowed an additional $386,000 from Messrs. Needham, Levangie and two other officers of the Company under similar terms to the May 30, 1997 debentures and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share.

        From time to time since its inception, the Company has entered into third party equipment leases with respect to certain equipment used by the Company in its operations. Mr. Barker has personally guaranteed the lease payments on equipment leases totaling approximately $1,200,000.

        All transactions, including loans, between the Company and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits required by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB. Exhibit numbers, where applicable, in the left column correspond to these of Item 601 of Regulation SB.



EXHIBIT
  NO.                                                       DESCRIPTION
 ---                                                        -----------

  *3.1        --  Certificate of Incorporation of GreenMan Technologies, Inc.

  *3.2        --  Articles of  Incorporation  of J.W.  DuraWear,  Inc.  (Name  changed to DuraWear  Corporation  in
                  Certificate of Merger of DuraWear Corporation into J.W. DuraWear, Inc. dated November 29, 1990).

  *3.3        --  Certificate of Stock Designation of GreenMan Technologies, Inc. dated August 10, 1995.

  *3.4        --  By-laws of GreenMan Technologies, Inc.

***3.5        --  Certificate of Amendment to the Certificate of Incorporation  of GreenMan  Technologies, Inc.

  *4.1        --  Specimen certificate for Common Stock of the Company.

  *4.2        --  Specimen certificate for Class A Redeemable Common Stock Purchase Warrant.

  *4.3         --  Form of Warrant Agreement between the Company and OTC Corporate Transfer Services Co.

  *4.4        --  Form of  Warrant issued to Landmark International Equities, Inc.

  *10.5       --  1993 Stock Option Plan.

  *10.6       --  Stock Option Letter dated June 10, 1993 issued to James F. Barker.

  *10.7       --  Stock Option Letter dated June 10, 1993 issued to Maurice E. Needham.

  *10.8       --  Stock Option Letter dated June 10, 1993 issued to Joseph E. Levangie.

  *10.9       --  Stock Option Letter dated April 25, 1994 issued to Lew F. Boyd.

  *10.10      --  Intentionally Omitted.

  *10.11      --  Stock Option Letter dated April 26, 1995 issued to Joseph E. Levangie.

  *10.12      --  Stock Option Letter dated July 1, 1994 issued to Dhananjay G. Wadekar.

  *10.13      --  Form of confidentiality and non-disclosure agreement for executive employees.

  *10.14      --  Form of Employment Agreement with James F. Barker.

  *10.15      --  Form of Employment Agreement with Maurice E. Needham.

  *10.16      --  Form of Employment Agreement with Joseph E. Levangie.

  *10.17      --  Form of Consulting Agreement with Dhananjay G. Wadekar.



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

  *10.32      --  Form of Stock  Purchase  Agreement  between  Salvatore  Mazzeo,  Custodian  for Mathew J. Mazzeo,
                  UGMA, and Dhananjay G. Wadekar.

 **10.33      --   Tire Material Put-or-Pay/Take-or-Pay Agreement dated December 14, 1995 between GreenMan
                   Technologies, Inc. and BFI Tire Recyclers of Georgia, Inc.

 **10.34      --  Facility Lease dated December 14, 1995  between GreenMan Technologies,Inc. and BFI Tire Recyclers of Georgia, Inc.

 **10.35      --  Amended and Restated Term Note dated October 1, 1995 between DuraWearCorporation and SouthTrust Bank of Alabama,
                  National Association.

 **10.36      --  Loan Modification and Consent Agreement dated October 1, 1995 between DuraWear Corporation and SouthTrust Bank of
                  Alabama, National Association.

 **10.37      --  Commercial Lease dated October 13, 1995 between GreenMan Technologies, Inc. and Kimball
                  Realty Trust.

 **10.38      --  Amendment to Agreement described in Exhibit 10.33.

 **10.39      --  Promissory Note issued in May 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

 **10.40      --  Promissory  Note  issued in  February  1996 by GreenMan  Technologies,  Inc.  to Palomar  Medical
                  Technologies, Inc.


  **10.41     --  Promissory  Note  issued  in  May  1996  by  GreenMan  Technologies,   Inc.  to  Palomar  Medical
                  Technologies, Inc.

(1) 10.42     --  Promissory  Note  issued  in  June  1996  by  GreenMan  Technologies,  Inc.  to  Palomar  Medical
                  Technologies, Inc

(1) 10.43     --  Common Stock Purchase Warrant issued in June 1996  to Palomar Medical Technologies, Inc

(1) 10.44     --  Form of Offshore Stock Subscription Agreement dated September 16, 1996 between GreenMan
                  Technologies, Inc. and certain foreign investors.

(2) 10.45     --  Promissory Note issued September 2,1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

(2) 10.46     --  Promissory Note issued September 25, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

(2) 10.47     --  Promissory Note issued October 25, 1996 by GreenMan Technologies, Inc  to Joseph E. Levangie.

(2) 10.48     --  Promissory Note issued November 27, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham

(4) 10.49     --  10% Secured Convertible Promissory Note, issued December 31, 1996, by  GreenMan Technologies, Inc. to
                  Palomar Medical Technologies, Inc.

(4) 10.50     --  Security Interest, dated December 31, 1996, issued by GreenMan Technologies, Inc. to Palomar
                  Medical Technologies, Inc.

(3) 10.51     --  Form of Subscription Agreement, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

(3) 10.52     --  Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies, Inc.
                  to various investors.

(3) 10.53     --  Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan Technologies, Inc.
                  to various investors.

***(5)10.54   --  Employment Agreement between the Company and Robert D. Maust.

(5) 10.55     --  Form of Securities Purchase Agreement between the Company and various investors in connection  with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

(5) 10.56     --  Form of Registration Rights Agreement between the Company and various investors in connection  with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

(5) 10.57     --  Form of Convertible Note due October 1998.

(5) 10.58     --  Form of Common Stock Purchase Warrant.

*** 10.59     --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity  date of the December 1996  Note.

*** 10.60     --  Form of Securities Purchase Agreement between the Company and Messrs. Needham and
                  Levangie dated May 30, 1997.

*** 10.61     --  Form of  Convertible Note due October 1998 issued by the Company to Messrs. Needham and
                  Levangie on May 30, 1997.

*** 10.62     --  Form of Warrant issued by the Company to Messrs. Needham and Levangie on May 30, 1997.

*** 11.1      --  Statement Regarding Computation of Earnings Per Share.

*** 23.1      --  Consent of Wolf & Company, P.C. dated September 15, 1997.

*** 27.1      --  Financial Data Schedule


--------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

** Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1995 or the Form 10-KSB for the Year Ended May 31, 1996 and incorporated herein by reference.

***     Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended August 31,1996 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1996, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Form 8-K dated January 29, 1997 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1997, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference.

(b)     Report on Form 8-K

        A report on Form 8-K was filed on May 5, 1997 describing the execution of a letter of intent between the Company and Browning Ferris Industries, Inc. ("BFI") to (1) purchase all of the issued and outstanding common stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. (2) to purchase certain tire processing related assets located at BFI's Asuza, California facility and (3) the granting to the Company of an exclusive option to purchase certain assets and agreements of BFI's Ford Heights, Illinois tire recycling subsidiary.

        The filing also described the sale of $1,500,000 of Convertible Subordinated Debentures in April 1997.


                           GREENMAN TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of May 31, 1996 and 1997                      F-3

Consolidated Statements  of Loss for the Years Ended
May 31, 1995,  1996 and 1997                                                 F-4

Consolidated Statements of Changes in Stockholders'
Equity (Deficit) for the Years Ended May 31, 1995,
1996 and 1997                                                                F-5

Consolidated Statements of Cash Flows for the Years
Ended May 31, 1995, 1996 and 1997                                            F-6

Notes to Consolidated Financial Statements                                   F-8



                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

        We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiary as of May 31, 1996 and 1997 and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years ended May 31, 1995, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiary at May 31, 1996 and 1997 and the results of their operations and cash flows for the years ended May 31, 1995, 1996 and 1997 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, is in default on certain capital leases and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    WOLF & COMPANY, P.C.



Boston, Massachusetts
August 26, 1997



                           GREENMAN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     MAY 31,               MAY 31,
                                                                                                      1996                  1997
                                                                                                      ----                  ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents ................................................................       $    153,172        $    104,193
  Accounts receivable, trade, less allowance for doubtful accounts
    of $31,751 and $23,772 as of May 31, 1996 and 1997 .....................................            605,255             550,644
  Inventory (Note 4) .......................................................................            525,279             553,688
  Loan receivable, related party (Note 5) ..................................................            500,000                --
  Other current assets .....................................................................            242,607             204,155
                                                                                                      ---------           ---------
        Total current assets ...............................................................          2,026,313           1,412,680
                                                                                                      ---------           ---------
Property and equipment, at cost (Notes 11 and 12):

     Land ..................................................................................            223,785             223,785
     Buildings .............................................................................            910,400             910,400
     Machinery and equipment ...............................................................          2,026,131           3,545,573
     Furniture and fixtures ................................................................             88,276              89,792
     Motor vehicles ........................................................................             33,932              64,822
     Leasehold Improvements ................................................................            895,958             975,116
                                                                                                      ---------           ---------
                                                                                                      4,178,482           5,809,488
       Less accumulated depreciation and amortization ......................................           (507,991)           (888,445)
                                                                                                      ---------           ---------
                                                                                                      3,670,491           4,921,043
                                                                                                      ---------           ---------
Other assets:
  Equipment deposits (Notes 6 and 10) ......................................................          1,883,400             862,711
  Acquisition deposit (Note  20) ...........................................................               --               650,000
  Deferred financing costs (Notes 9 and 10) ................................................               --             1,198,899
  Goodwill, net (Note 2) ...................................................................            465,246             415,398
  Non-competition agreement, net (Note 2) ..................................................            272,222             155,557
  Note receivable (Note 7) .................................................................            150,000                --
  Licensing fee  (Note 8) ..................................................................            100,000              91,667
  Other ....................................................................................             71,311              77,575
                                                                                                      ---------           ---------
                                                                                                      2,942,179           3,451,807
                                                                                                      ---------           ---------
                                                                                                   $  8,638,983        $  9,785,530
                                                                                                   ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, related party (Note 10) .......................................       $       --          $  1,200,000
  Notes payable, related parties (Note 10) .................................................          1,378,253              58,829
  Notes payable, bank, current portion (Note 11) ...........................................            140,289              37,910
  Accounts payable .........................................................................            718,770             815,631
  Accrued expenses, other ..................................................................            680,318           1,270,682
  Obligations under capital leases, current (Note  12) .....................................            311,679           1,045,726
                                                                                                      ---------           ---------
    Total current liabilities ..............................................................          3,229,309           4,428,778
Convertible notes payable (Note 9) .........................................................               --             2,200,000
Convertible notes payable, related parties, non-current portion (Note 10) ..................               --               640,000
Notes payable, related parties, non-current portion (Note 10) ..............................            578,897              24,371
Notes payable, bank, non-current portion (Note 11) .........................................            475,008             474,678
Obligations under capital leases (Note 12) .................................................            819,943             894,238
                                                                                                      ---------           ---------
    Total liabilities ......................................................................          5,103,157           8,662,065
                                                                                                      ---------           ---------
Commitments and  contingencies (Notes 6, 13 and 20)
Stockholders'  equity (Notes 9,10 and 14):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
    and outstanding at May 31, 1996 and 1997 ...............................................               --                  --
  Common stock, $.01 par value, 10,000,000 shares authorized at May 31, 1996 and
     20,000,000 shares authorized at May 31, 1997; 5,076,083 and 6,873,296 shares
      issued and outstanding at May 31, 1996 and 1997 ......................................             50,761              68,733
  Additional paid-in capital ...............................................................          7,183,519          11,759,665
  Accumulated deficit ......................................................................         (3,698,454)        (10,704,933)
                                                                                                      ---------           ---------
        Total stockholders' equity .........................................................          3,535,826           1,123,465
                                                                                                      ---------           ---------
                                                                                                   $  8,638,983        $  9,785,530
                                                                                                   ============        ============


          See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF LOSS





                                                                                   Years  Ended  May 31,
                                                                             ------------------------------------
                                                                              1995           1996           1997
                                                                             ------         -----           ----

Net sales (Note 16) .................................................    $ 2,127,745   $   4,338,538    $  4,020,670


Cost of sales .......................................................      1,815,682       3,229,998       3,399,310
                                                                          ----------      ----------      ----------
Gross profit ........................................................        312,063       1,108,540         621,360
                                                                          ----------      ----------      ----------
Operating expenses:
    Research and development  (Note 13) .............................        223,061          66,610         353,250
    Selling, general and administrative (Notes 7,13,14 and 17) ......        619,163       2,406,794       4,126,611
    Impairment loss (Note  6) .......................................           --              --         1,000,000
                                                                          ----------       ---------     -----------
        Total operating expenses ....................................        842,224       2,473,404       5,479,861
                                                                         -----------      ----------     -----------
Operating loss ......................................................       (530,161)     (1,364,864)     (4,858,501)
                                                                         -----------     -----------     -----------

Other income (expense):

    Interest and financing costs (Notes  9, 10, 11 and 12) ..........       (523,804)       (288,779)     (2,114,803)
    Other, net ......................................................        (38,041)         75,322         (33,175)
                                                                         -----------     -----------     -----------
        Other income (expense), net .................................       (561,845)       (213,457)     (2,147,978)
                                                                         -----------     -----------     -----------
Net loss ............................................................    $(1,092,006)    $(1,578,321)    $(7,006,479)
                                                                         ===========     ===========     ===========

Net loss per share (Note 1) .........................................    $      (.27)    $      (.34)    $     (1.25)
                                                                         ===========     ===========     ===========


Shares used in calculation of net loss per share ....................      4,097,333       4,684,260       5,613,942
                                                                         ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.


                           GREENMAN TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997

                              (NOTES 2,9,10 AND 14)



                                   Convertible
                                 Preferred Stock      Common Stock     Additional                    Stock        Notes
                                 ---------------     --------------      Paid-in    Accumulated   Subscriptions Receivable
                                 Shares   Amount   Shares      Amount    Capital      Deficit      Receivable  Common Stock   Total
                                 ------   ------   ------      ------   ----------  -----------  ------------- ------------  ------


Balance, May 31, 1994 .......     --    $    --   2,588,500    $ 25,885   $210,660   $(1,028,127)  $(87,545) $(125,000) $(1,004,127)
Stock subscription payments
 received ...................     --         --        --          --        --           --        75,000        --        75,000
Stock subscriptions forgiven
 for services................     --         --        --          --        --           --        12,545        --        12,545
Shares purchased and retired      --         --    (463,167)     (4,632)   (138,569)      --          --        87,317     (55,884)
Shares issued for services
    rendered and accrued
    expenses ................     --         --     178,000       1,780     176,220       --          --          --       178,000
Shares issued on conversion
    of note payable .........     --         --      40,000         400      39,600       --          --          --        40,000
Notes receivable, common
    stock payment received ..     --         --        --          --         --          --          --        37,683      37,683
Sale of preferred stock .....  500,000    500,000      --          --       (23,001)      --          --          --       476,999
Net loss for year ended May
    31, 1995 ................     --         --        --          --        --      (1,092,006)      --          --    (1,092,006)
                              --------    ------- ---------      ------     -------  ----------     --------    ------   ---------
  Balance, May 31, 1995 .....  500,000    500,000 2,343,333      23,433     264,910  (2,120,133)      --          --    (1,331,790)

Sale of preferred stock .....  300,000    600,000      --          --        --           --          --          --       600,000
Shares issued at initial
    public offering .........     --         --   1,265,000      12,650   4,570,087       --          --          --     4,582,737
Shares issued on
    conversion  of notes
    payable .................     --         --     259,000       2,590      32,410       --          --          --        35,000
Shares issued on
    conversion  of interest
    payable .................     --         --     100,000       1,000     499,000       --          --          --       500,000
Shares issued for purchase
    of  DuraWear Corporation      --         --      75,000         750     374,250       --          --          --       375,000
Shares issued for  non-
    competition  agreement ..     --         --      70,000         700     349,300       --          --          --       350,000
Conversion  of preferred
    stock ................... (800,000)(1,100,000)  800,000       8,000   1,092,000       --          --          --          --
Shares issued on exercise
    of  stock options .......     --         --     167,750       1,678      12,522       --          --          --        14,200
Shares purchased and retired      --         --      (4,000)        (40)    (10,960)      --          --          --       (11,000)
Net loss for year ended May
    31, 1996 ................     --         --        --          --          --    (1,578,321)      --          --    (1,578,321)
                              --------    ------- ---------      ------     -------  ----------     --------    ------   ---------
   Balance, May 31, 1996 ....     --         --   5,076,083      50,761   7,183,519  (3,698,454)      --          --     3,535,826

Compensation expense
    related to warrants
    issued to non-employees
    under SFAS 123 ..........     --         --        --          --       646,203       --          --          --       646,203
Sale of common  stock .......     --         --     545,000       5,450     701,010       --          --          --       706,460
Shares issued on exercise
    of  stock options .......     --         --       2,400          24         312       --          --          --           336
Compensation expense
    related to warrants
    issued  in January
    1997 convertible debt
    offering under SFAS 123 .     --         --        --          --       770,000       --          --          --       770,000
Fair value of conversion
    discount on convertible
    notes payable issued
    in January 1997 .........     --         --        --          --       654,000       --          --          --       654,000
Shares issued on
    conversion of  notes
    payable .................     --         --   1,249,813      12,498     811,521       --          --          --       824,019
Compensation expense
    related to warrants
    issued  in  April 1997
    convertivble  debt
    offering under SFAS 123 .     --         --        --          --       64,600       --          --          --        64,600
Fair value of conversion
    discount on
    convertible notes
    payable issued
    in  April 1997 ..........     --         --        --          --       643,000       --          --          --       643,000
Compensation expense
    related to warrants
    issued  in  May 1997
    to investors under SFAS
    123 .....................     --         --        --          --        11,500       --          --          --        11,500
Fair value of conversion
    discount on convertible
    notes payable issued
     in  May 1997 ...........     --         --        --          --       274,000       --          --          --       274,000
Net loss for  year  ended
    May 31, 1997 ............     --         --        --          --        --         (7,006,479)    --          --    (7,006,479)
                              --------    ------- ---------      ------     -------  -------------   ------      ------   ---------
   Balance, May 31, 1997 ....     --    $    --   6,873,296     $68,733  $11,759,665  $(10,704,933)  $ --       $  --   $ 1,123,465
                              ========    ======  =========     =======  ===========  ============   ======     ======= ===========


          See accompanying notes to consolidated financial statements.


                           GREENMAN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                      YEARS ENDED  MAY 31,
                                                                                                      ---------------------
                                                                                               1995          1996            1997
                                                                                               ----          ----            ----

Cash flows from operating activities:
    Net loss ..........................................................................   $(1,092,006)   $(1,578,321)   $(7,006,479)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Impairment loss ...............................................................          --             --        1,000,000
        Amortization of deferred financing costs ......................................          --             --        1,685,201
        Allowance for uncollectible note receivable ...................................          --             --          150,000
        Depreciation and amortization .................................................       136,617        331,920        555,300
        Common stock warrants and options issued for services .........................          --             --          646,203
        Loss on disposal of property and equipment ....................................         3,557           --             --
        Issuance of common stock for services .........................................        46,045           --             --
        (Increase) decrease in assets:
           Accounts receivable ........................................................      (136,729)       (26,363)        54,611
           Inventory ..................................................................       (58,306)      (198,033)       (28,409)
           Loan receivable, related party .............................................          --         (500,000)       500,000
           Other current assets .......................................................       (60,710)      (161,747)        38,452
           Deferred offering costs ....................................................      (365,028)      (391,595)          --
        Increase (decrease) in liabilities:
           Accounts payable ...........................................................       220,192        (12,784)        96,861
           Accrued expenses ...........................................................       842,195       (151,911)       590,364
                                                                                          -----------    -----------    -----------
               Net cash used for operating activities .................................      (464,173)    (2,688,834)    (1,717,896)
                                                                                          -----------    -----------    -----------
Cash flows from investing activities:

    Acquisition deposit ...............................................................          --             --         (650,000)
    Increase in notes receivable ......................................................       (39,000)      (207,094)          --
    Purchase of property and equipment ................................................       (36,880)    (1,081,862)      (637,944)
    Increase (decrease) in equipment deposits .........................................          --       (1,883,400)        20,689
    Acquisition of  DuraWear, net of cash acquired ....................................          --         (370,027)          --
    (Increase)decrease in other assets ................................................           250       (163,147)        (6,264)
                                                                                          -----------    -----------    -----------
               Net cash used for investing activities .................................       (75,630)    (3,705,530)    (1,273,519)
                                                                                          -----------    -----------    -----------
Cash flows from financing activities:
    Net proceeds from convertible notes payable .......................................          --             --        2,557,019
    Proceeds from notes payable .......................................................       390,054         33,932         46,550
    Repayment of notes payable ........................................................       (39,537)    (1,176,453)      (149,259)
    Proceeds from notes payable, related parties ......................................          --        1,825,000        860,000
    Repayment of notes payable, related parties .......................................          --           (4,233)      (893,950)
    Principal payments on obligations under capital leases ............................      (279,921)      (233,048)      (184,720)
    Net proceeds on sale of preferred stock ...........................................       454,499        600,000           --
    Payments received on stock subscriptions ..........................................       112,683           --             --
    Common stock purchased and retired ................................................       (55,884)       (11,000)          --
    Net proceeds on exercise of common stock options ..................................          --           14,200            336
    Net proceeds from the sale of common stock ........................................          --             --          706,460
    Net proceeds from initial public offering .........................................          --        5,389,360           --
                                                                                          -----------    -----------    -----------
      Net cash provided by financing activities .......................................       581,894      6,437,758      2,942,436
                                                                                          -----------    -----------    -----------
Net increase (decease) in cash ........................................................        42,091         43,394        (48,979)
Cash and cash equivalents at beginning of year ........................................        67,687        109,778        153,172
                                                                                          -----------    -----------    -----------
Cash and cash equivalents at end of year ..............................................   $   109,778    $   153,172    $   104,193
                                                                                          ===========    ===========    ===========

Supplemental cash flow information:
    Machinery and equipment acquired under capital leases .............................   $      --      $   453,643    $   993,062
    Common stock issued on conversion of accrued expenses .............................       144,500        500,000          --
    Class A preferred stock issued on conversion of accrued expenses ..................        22,500          --             --
    Common stock issued on conversion of notes payable ................................        40,000         35,000        825,000
    Cancellation of notes receivable, common stock ....................................        87,317          --             --
    Common stock issued for non-competition agreement .................................          --          350,000          --
    Common stock issued upon conversion of preferred stock ............................          --        1,100,000          --
    Value of conversion discounts and warrants issued in connection with convertible
        notes payable .................................................................          --            --         2,417,100
    Interest paid .....................................................................       145,470        314,973        232,987


                                   (CONTINUED)
          See accompanying notes to consolidated financial statements.


                           GREENMAN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (CONCLUDED)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On October 10, 1995, Company purchased all of the capital stock of DuraWear Corporation as follows:

Fair value of assets  acquired                       $  1,704,603
Fair value of  liabilities assumed                      1,428,081
                                                        ---------
Fair value of net assets acquired                         276,522
Common stock issued                                     (375,000)
Cash paid                                               (400,000)
                                                        --------
Excess of cost over fair value of net assets         $   498,478
                                                     ===========







          See accompanying notes to consolidated financial statements.


                           GREENMAN TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        The Company develops, manufactures and markets custom molded plastic parts. The Company is also developing low-cost sources of crumb rubber recovered from discarded automobile and truck tires and the consumer products to be manufactured from these recycled materials.

        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems. (See Note 2).

Basis of Presentation


        The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, DuraWear. All significant intercompany accounts and transactions are eliminated in consolidation.


Management Estimates


        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets and the value of equity instruments issued. The amount that the Company may ultimately realize from equipment deposits and notes receivable could differ materially from the value of these investments recorded in the accompanying financial statements as of May 31, 1997.


Cash Equivalents

        Cash equivalents include short-term investments with original maturities of three months or less.

Inventory

        Inventory is valued at the lower of cost or market on a first-in first-out (FIFO) method.

Property and Equipment


        Property and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Depreciation and amortization expense for the years ended May 31, 1995, 1996 and 1997 was $136,617, $220,053 and $380,454 respectively. A summary of the estimated useful lives follows:


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

Deferred Financing Costs


        Deferred financing costs represent costs incurred in connection with raising capital through the issuance of convertible debentures. The amount is amortized to expense over the estimated life of the debenture.



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

Revenue Recognition

        Revenues from product sales are recognized when the products are shipped.


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

Stock-Based Compensation


        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation. This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue to apply the accounting in APB Opinion No. 25 and, as a result , must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair, value-based method of accounting had been applied. The disclosure requirements of this Statement are effective for the Company's consolidated financial statements for the year ended May 31, 1997. The pro forma disclosures include the effects of all awards granted after May 31, 1995. (See Note 14).

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

New Accounting Pronouncements

        The FASB issued SFAS No. 128, "Earnings per Share" in February 1997. SFAS No. 128 establishes standards for computing and presenting earnings-per-share, and is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted . SFAS No. 128 requires the restatement of all prior period earnings-per-share data presented.



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after Decemver 15, 1997. Accounting principles generally require all recognized revenue,expenses, gainds and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income, are components of comprehensive income.

        It is requried under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nauture, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning in the fiscal year ended May 31, 1999.

        Also in June 1997, the FASB isssued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        SFAS No. 131 also requires companies to report information about the way that the operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the Company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined the impact that adoption of SFAS No. 131 will have on its financial statement presentation.


2.      ACQUISITION OF SUBSIDIARY

        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation. The purchase price consisted of $400,000 in cash from the proceeds of the Company's initial public offering (IPO") and 75,000 shares of the Company's common stock, valued in the aggregate at $375,000 or $5.00 per share. The acquisition has been accounted for as a purchase and accordingly, the results of operations of DuraWear are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets of DuraWear by approximately $498,000. Goodwill is being amortized over 10 years on a straight line basis. Amortization expense for the years ended May 31, 1996 and 1997 was $33,232 and $49,848, respectively.




                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.      ACQUISITION OF SUBSIDIARY - (CONTINUED)

        In connection with the acquisition, the Company also entered into a three-year non-competition agreement with the former sole stockholder of DuraWear, under which the Company issued 70,000 shares of the Company's common stock valued in the aggregate at $350,000 or $5.00 per share. The amount is being amortized over the term of the agreement on a straight line basis. Amortization expense for the years ended May 31, 1996 and 1997 was $77,778 and $116,667, respectively.The Company also entered into a one-year consulting agreement with the former sole stockholder of DuraWear in consideration for which the Company has paid a total of $20,000.


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


                                                      Years Ended
                                             ----------------------------
                                           May 31, 1995         May 31, 1996
                                           ------------         ------------
Revenue                                     $ 3,869,984          $ 5,068,247
Net loss                                     (1,221,333)          (1,774,410)
Net loss per weighted average share         $      (.30)         $      (.38)


3.      NEED FOR ADDITIONAL CAPITAL


        The Company has incurred losses since its inception aggregating $10,704,933, and has a working capital deficiency of $3,016,098 at May 31, 1997. The working capital deficit includes $1,200,000 of convertible debentures and approximately $434,000 relating to the reclassification of certain long term capital lease obligations to current as several leases are in default. The Company is currently working with the lessor to bring its obligations current and has not received any written or verbal notice of the lessors intention to enforce the default provisons. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable operations and raise additional financing. Management plans to resolve the doubt by raising capital through additional equity financing. The Company is currently evaluating several equity financing alternatives that may provide sufficient capital resources to sustain operations. As a result, management believes that no further adjustments or reclassifications of recorded assets and liabilities is necessary at this time.


4.      INVENTORY

Inventory consists of the following at May 31:
                                                      1996              1997
                                                  --------------     ---------

Raw materials...............................       $   181,157        $ 164,589
Work in process.............................             5,847           15,670
Finished goods..............................           338,275          373,429
                                                   -----------        ---------
                                                   $   525,279        $ 553,688
                                                   ===========        =========

5.      LOAN RECEIVABLE, RELATED PARTY


        In January 1996, the Company made a $500,000 advance under a non-interest bearing loan agreement to a company owned by one of its former directors. On June 26, 1996, this advance was returned to the Company in its entirety.




                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




6.      EQUIPMENT DEPOSITS

        In October 1995, the Company placed a purchase order for cryogenic recycling equipment and placed a 50% or $700,000 deposit with the equipment manufacturer for cryogenic recycling equipment line. From March 1996 to May 1996, the first cryogenic recycling equipment line was delivered and installed and the Company paid an additional $1,100,000 towards the purchase of the first line and additional cryogenic recycling equipment lines.


        During the first half of fiscal 1997, the company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the facility. Based upon the cryogenic recycling equipment's capacity to produce ultra-fine mesh crumb rubber, the Company decided to redeploy the equipment into a joint venture with the original equipment manufacturer.

        As a result of the Company's decision to refocus its resources on the opportunities for "high-value-added" crumb rubber, the limitations of the Company's existing cryogenic recycling equipment to produce sufficient quantities of fine mesh crumb rubber, the risks associated with a startup joint venture, and the Company's minority interest in the joint venture, the Company wrote down the carrying value of the equipment to the equipment's estimated liquidation value. Accordingly, the Company recorded a $1,000,000 impairment loss in fiscal 1997 against the Company's deposit on the cryogenic recycling equipment pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This write-down was effected at May 31, 1997 even though the Company subsequently contributed the equipment as its capital contribution to a joint venture with the original equipment manufacturer. The manufacturer has agreed to contribute certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise to the joint venture The original equipment manufacturer has also agreed to refund $300,000 of the equipment deposits during the fiscal year ended May 31, 1998.


        The Company also has $62,711 on deposit towards the purchase of a material handling system which has a total cost of $72,711.

7.      NOTE RECEIVABLE


        In May 1996, the Company loaned $150,000 to Air Fenders, LTD ("Air Fenders") in the form of a three- year, unsecured loan, bearing interest at prime (8.5% at May 31, 1997). Based upon a significant delay in Air Fenders securing sufficient capital and customer orders and the costs associated with Air Fenders decision to transition from in-house manufacturing capabilities to utilizing contract molding vendors, the Company has provided a $150,000 allowance for the potential future uncollectibility of the Air Fenders loan.


8.      LICENSING FEE


        In April 1996, the Company signed a perpetual license agreement with a private R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The Company paid a one-time, $100,000 licensing fee at signing of the agreement and no additional fees are due for the manufacture of the Company's own products. The Company may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The Company is amortizing the license fee over an estimated ten-year useful life of the technology. Amortization expense for the year ended May 31, 1997 was $8,333.


9.    NOTES PAYABLE


 Bridge Financing

        The Company borrowed $233,000 during the period September 1992 to December 1992 from Budra Management Corp. ("Budra"). The unsecured notes payable required interest at a stated annual rate of 10% with principal and interest due on the closing of the Company's IPO and in addition granted Budra 100,000 shares of common stock on the closing of the IPO. The 100,000 shares issued upon the closing of the IPO were valued in the aggregate at $500,000 or $5.00 per share, which was the IPO price of the common stock. Interest expense for the years ended May 31,1995 and 1996 amounted to $295,445 and $94,419 respectively.


                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.      NOTES PAYABLE - (CONTINUED)

        The Company borrowed $875,000 in two transactions through a placement agent (the "Placement Agent") during the period November 1993 to October 1994 from certain investors. These unsecured notes payable bear interest at 10% per annum with principal and interest due on the closing of the Company's IPO. In addition, on completion of the IPO, $35,000 of the notes payable were converted into 259,000 shares of common stock. Interest expense for the years ended May 31, 1995 and 1996 amounted to $76,960 and $31,644 respectively. In connection with these notes, the Company paid fees to the Placement Agent of $112,250 and legal fees of $35,000.

Convertible Notes Payable

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and immediately exercisable one year warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The Company recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 762,500 shares. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded a deferred charge of approximately $654,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123. These warrants are immediately exercisable at prices ranging from $.05 to $1.25 per share with 600,000 warrants expiring in December 1999 and 450,000 expiring in January 1998. The deferred charges are being amortized to expense over the estimated life of the convertible notes. Amortization and interest expense on the debentures for the year ended May 31, 1997 was $1,396,953.

        As of May 31, 1997, $825,000 of the Debentures had been converted for 1,249,813 shares of the Company's common stock. During the period of June through July 1997, the remaining $700,000 of the January 1997 convertible debentures were converted for 1,243,384 shares of the Company's common stock. These shares were registered on Form S-3 which was declared effective in March 1997.

        In April 1997, the Company concluded a $1,500,000 offering of convertible subordinated debentures due eighteen months after closing and immediately exercisable two year warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05. The debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing of the average closing bid price on the five trading days preceding the date of the April Offering or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures. The debenture holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 154,839 shares of Common Stock at an exercise price of $.97 per share to the placement agents. The Company has recorded a deferred charge of approximately $643,000 associated with the impact of the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 454,839 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. These deferred charges are being amortized to expense over the estimated life of the convertible notes. As of May 31, 1997, no debentures had been converted. Amortization expense and interest expense on the debentures for the year ended May 31, 1997 was $323,742. Pursuant to the terms of the debentures, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock underlying the potential conversion of the debentures, the payment of interest and the warrants to purchase 454,839 shares of common stock. If the Form S-3 is not declared effective by the Securities and Exchange Commission ("SEC") within sixty days after the April Offering closing the Company is required to pay the investors .25% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 is declared effective. The Form S-3 has not yet been declared effective by the SEC.



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 10.   RELATED PARTY DEBT AGREEMENTS

Convertible Notes Payable, Related Parties

        During the period from February 1996 to June 1996 the Company borrowed $1,700,000 in aggregate from a company that owns a subsidiary whose chairman is also a director of the Company. These notes payable bear interest at 10% per annum with principal and interest due at the earlier of: (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing; or (2) $500,000 on September 30, 1996, $700,000 on January 1, 1997 and $500,000 on June 1, 1997, respectively. In addition, the Company granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.88 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. In September 1996, the Company repaid $500,000 of the amounts owed the lender. Interest expense for the years ended May 31, 1996 and 1997 were $32,050 and $135,890, respectively.

        On December 30, 1996, the Company renegotiated the remaining principal balance of $1,200,000 due under these 10% notes payable. The outstanding principal balance was exchanged for a 10% secured convertible note payable due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $1.00 per share. The Note is secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price of the 300,000 warrants granted in 1996 to $1.13 per share. The Company recorded a non cash expense of $36,000 in connection with the reduction in exercise price in accordance with SFAS No. 123.

        On June 30, 1997, the Company received a 90 day extension of the note and a waiver allowing it to contribute it's cryogenic tire recycling equipment into the joint venture (See Note 6) in return for granting the holder registration rights for the shares of common stock underlying the note, accrued interest and the 300,000 warrants granted in 1996.

        In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997 the Company borrowed an additional $624,300 from this officer and another officer of the Company. During January 1997 and May 1997 the Company repaid $345,000 to these officers.

        On May 30, 1997, the Company refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued each officer a 10% convertible debenture, due October 30, 1998 in the amount of $555,000 and $85,000, respectively and warrants to purchase 128,000 shares of common stock at an exercise price of $.88 per share. The debentures are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding May 30, 1997 or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such debentures. The Company has recorded a deferred charge of approximately $274,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $11,500 in connection with the issuance of the warrants to purchase 128,000 shares of common stock to the officers in accordance with SFAS No. 123. These deferred charges are being amortized to expense over the estimated life of the convertible notes. Interest expense for the years ended May 31, 1996 and 1997 was $1,600 and $54,304, respectively.


        During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company under similar terms to the May 30, 1997 convertible notes and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share. The Company recognized a deferred charge of approximately $166,000 associated with the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to purchase 77,200 shares of common stock to the officers in accordance with SFAS No. 123.



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.     RELATED PARTY DEBT AGREEMENTS - (CONTINUED)

Notes Payable, Related Parties


        Pursuant to the terms of the DuraWear stock purchase agreement, the Company succeeded to the obligations of DuraWear relating to the repayment of a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of the Company. The note is to be repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1997), adjusted annually.


         At May 31, 1996 and 1997, the note had a balance of $132,150 and $83,200, respectively. The maturities of the note during the years ended May 31, 1998 and 1999 amount to $58,829 and $24,371, respectively. Interest expense for the years ended May 31, 1996 and 1997 was $8,777 and $11,012 respectively.


11.     NOTES PAYABLE, BANK

        Notes payable, bank consists of the following:                                    May 31,      May 31,
                                                                                           1996         1997
                                                                                          ------       ------
        Term note payable, secured by a mortgage on real estate and a lien on substantially all other assets of DuraWear, guaranteed by the Company, due in  monthly installments of  $5,098 including interest at prime plus
            1%  (9.5% at  May 31, 1997) and a final installment of the remaining
            unpaid principal balance due July 2000                                     $ 468,412     $ 450,654


        $700,000 SBA note payable,  due March 1997,  secured by a second lien on substantially all assets of DuraWear, guaranteed by the Company, due in
         monthly installments of $12,171 including interest at prime plus 1%             110,731            --

        Term notes payable, secured by equipment and requiring monthly
           installments                                                                   36,154        61,934
                                                                                       ---------     ---------
                                                                                         615,297       512,588
        Less current portion of notes payable,banks                                     (140,289)      (37,910)
                                                                                        --------       -------
                      Notes payable, banks, non-current portion                       $  475,008    $  474,678
                                                                                      ==========    ==========

         The following is a summary of maturities of notes payable, bank at May 31, 1997:

          YEARS ENDING
             MAY 31,
             1998...........................................   $  37,910
             1999...........................................      41,772
             2000...........................................      36,586
             2001...........................................     396,320
                                                               ---------
                                                               $ 512,588
                                                               =========

        Interest expense for the years ended May 31, 1995, 1996 and 1997 was $1,033, $40,416 and $56,195, respectively.




                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.     CAPITAL LEASES


        The Company leases machinery and equipment with a cost of $1,705,234 and $2,698,336 under capital lease agreements at May 31, 1996 and 1997, respectively. Accumulated amortization amounted to $414,232 and $615,504, at May 31, 1996 and 1997, respectively. Amortization expense on assets under capital leases for the years ended May 31, 1995, 1996 and 1997 was $123,288, $143,048 and $201,272 respectively.

        At May 31, 1997, the Company is five months past due on several injection molding equipment leases and pursuant to the terms of the lease is in default. Past due principal payments at May 31, 1997 amounted to $138,740. Accordingly, the lessor has the right demand the payment of all amounts due under the past due lease agreements. The Company is currently working with the lessor to payoff the past due amounts and has not received any notification of the lessor's intent to exercise any of the default remedies available. As a result of the default, the Company has classified all payments due under the affected leases as current liabilities at May 31, 1997.


        The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at May 31, 1997:

            YEARS ENDING
               MAY 31,
               -------

               1998.............................................................    $   1,235,961
               1999.............................................................          290,983
               2000.............................................................          263,311
               2001.............................................................          254,832
               2002.............................................................          266,164
                                                                                   --------------
             Total minimum lease payments.......................................        2,311,251
             Less amount representing interest..................................        (371,287)
                                                                                     ------------

                             Present value of minimum lease payments                  $ 1,939,964
                                                                                      ===========


        Interest expense for the years ended May 31, 1995, 1996 and 1997 was $73,246, $79,873 and $99,103 respectively. The Company's President has personally guaranteed the payments due under capital leases for assets with a cost of $1,234,777.

13.     COMMITMENTS AND CONTINGENCIES

Crumb Rubber Recycling Facility


        On December 14, 1995, the Company entered into a five-year lease agreement with BFI Tire Recyclers of Georgia, Inc. ("BTG") whereby the Company leased for $1 per year, approximately 15,000 square feet of land. The Company has built a tire recycling facility on the leased land at a cost of $902,000 as of May 31, 1997. The Company is responsible for all improvements and operating costs relating to the leased premises. This agreement was terminated as a result of the Company's acquisition of BTG. (See Note 20).


Shredded Tire Supply Agreement


        On December 14, 1995, the Company also entered into a five-year supply agreement with BTG whereby the Company was obligated to accept, on a "take-or-pay" basis, a minimum of approximately 32,000 tons of shredded waste tire material per year starting October 1, 1996 at a base price of $37.50 per ton. Due to the delay in crumb rubber production at the Company's Georgia tire recycling facility, BTG agreed to: (1) reduce the per ton obligation to 7,050 tons of tire material for the period of March 1, 1996 to September 30, 1996; and
(2) reduce the per ton charge by 50% from October 1, 1996 through June 30, 1997. The Company is obligated to pay for the higher of : (1) the number of tons of crumb rubber produced at the Company's recycling facility; or (2) 75% of the amount of material accepted, as determined on a monthly basis. This agreement was terminated as a result of the Company's acquisition of BTG. (See Note 20).




                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.     COMMITMENTS AND CONTINGENCIES - (CONTINUED)


Product Development Agreement

        In July 1994, the Company entered into an agreement with an unrelated corporation to jointly test, research and develop a product. During the year ended May 31, 1995, research and development expense related to this agreement amounted to $180,000. The Company has terminated the agreement and made the final payment of $110,000 in January 1996.


Employment Agreements

        On September 29, 1995, the Company entered into three-year employment agreements with its Chairman, President and Chief Financial Officer, respectively. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee.

        In December 1996, the Company entered into a three-year employment agreement with its President of Tire/Rubber Operations at $125,000 per annum. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for the payment of twelve months salary as a severance payment for termination without cause.

Rental Agreements

        On September 30, 1994, the Company extended its lease for its Arkansas manufacturing and office space to May 31, 1997 at a monthly rental of $5,325. Rent expense was approximately $64,000 for each the years ended May 31, 1995, 1996 and 1997, respectively. The lease expired on May 31, 1997 and the Company is in the process of re-negotiating the lease and is currently a tenant at will

        In October 1995, the Company entered into a three year lease for approximately 2,700 square feet of corporate administrative office space at a monthly rental of $3,238. Rent expense was $16,190 and $38,856 for the years ended May 31, 1996 and 1997, respectively.

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

14.     STOCKHOLDERS' EQUITY

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



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14.     STOCKHOLDERS' EQUITY - (CONTINUED)

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


        In October 1993, the Company sold 774,000 shares of common stock to nine investors for a total purchase price of $200,000. The investors were affiliates or principals of the Placement Agent. (See Note 9) The purchase price required $75,000 in cash and notes receivable in the amount of $125,000. At May 31, 1994, the $75,000 was included in stock subscriptions receivable and was paid in cash on June 29, 1994. The notes receivable bear interest at 8% per annum commencing on May 31, 1994 and both principal and accrued interest were due on October 31, 1995. In January 1995, the Company purchased and retired 463,167 shares of the common stock in exchange for $55,884 in cash and the cancellation of $87,317 of the notes receivable. In April 1995, the Company received payment on the notes receivable in the amount of $37,683. Interest income on the notes receivable for the year ended May 31, 1995 amounted to $5,754.


        In April 1995, the Company issued 46,000 shares of common stock at a value of $1.00 per share in consideration for employee services rendered, legal and consulting fees and as payment for accrued expenses. The Company also issued 132,000 shares of common stock in satisfaction of $132,000 in consulting fees due through May 31, 1995, payable to its non-salaried chief financial officer and non-salaried chief executive officer. (See Note 17). Also in April 1995, the non-salaried chief executive officer loaned the Company $75,000 for working capital purposes and subsequently agreed to convert $40,000 in loan principal into 40,000 shares of common stock.


        In October 1995, the Company sold in its initial public offering ("IPO"), 1,265,000 shares of common stock at $5.00 per share and 1,265,000 redeemable Class A common stock purchase warrants ("the Warrants") at $.10 per warrant and received net proceeds, after underwriter's commissions and discounts, of approximately $5,390,000. Each Warrant expires on September 28, 2000 and entitles the holder, commencing on September 29, 1996 to purchase one share of common stock at a price of $5.00 per share, subject to adjustment. The Company also issued to the underwriter of its IPO, warrants ("Underwriter Warrants") to purchase 110,000 shares of common stock and 110,000 warrants, each Underwriter warrant is exercisable at a price of $8.25 per share of common stock and $.165 per Warrant for a period of four years, commencing September 29, 1996. The Warrants issuable upon exercise of the Underwriter Warrants have an exercise price of $8.25 per share of common stock.

        In October 1995, the Company completed the acquisition of DuraWear Corporation (See Note 2). In addition, the Company issued 259,000 shares of common stock upon the conversion of $35,000 of convertible notes payable and 100,000 shares of common stock in lieu of $500,000 of interest payable on a bridge financing. (See Note 9).


        On September 26, 1996, the Company sold 545,000 shares of common stock to three foreign investors at $1.51 per share. Net proceeds were $706,460 after deducting commissions and expenses of $116,490.

        As of May 31, 1997, $825,000 of the January Offering debentures were converted for approximately 1,249,813 shares of the Company's common stock. (See
Note 10).



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14.     STOCKHOLDERS' EQUITY - (CONTINUED)


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


        Under the Plan, the Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the Plan. Stock options under the Plan are summarized as follows:


                                                                        YEARS ENDED MAY 31,
                                                ---------------------------------------------------------------
                                                     1995                 1996                    1997
                                                -----------------    -----------------        -----------------
                                                         WEIGHTED             WEIGHTED                 WEIGHTED
                                                          AVERAGE              AVERAGE                  AVERAGE
                                                         EXERCISE             EXERCISE                 EXERCISE
                                                SHARES      PRICE    SHARES      PRICE        SHARES      PRICE
                                                ------      -----    ------      -----        ------      -----
  Outstanding at beginning of year             224,000      $ .14   279,000    $   .19       377,500      $1.29
  Granted                                       60,000        .41   170,000       3.38       669,800       1.60
  Canceled                                      (5,000)       .27   (46,500)      2.65      (328,200)      2.98
  Exercised                                         --         --   (25,000)       .28        (2,400)       .14
                                              --------              -------                  -------
  Outstanding at end of year                   279,000        .19   377,500       1.29       716,700        .81
                                               =======              =======                  =======
  Exercisable at end of year                    58,300        .14    91,500        .16       137,500        .17
                                               =======              =======                  =======
  Reserved for future grants at end of year    131,000              597,500                  255,900
                                               =======              =======                  =======

Weighted average fair value of options                       N/A               $.83                   $.27
   granted during the period



        Information pertaining to options outstanding under the Plan at May 31, 1997 is as follows:


                                                   Options Outstanding                     Options Exercisable
                                                   -------------------                     -------------------
                                                         Weighted
                                                         Average            Weighted                      Weighted
                                                         Remaining          Average                        Average
    Exercise                                Number       Contractual        Exercise      Number          Exercise
     Prices                                Outstanding      Life              Price     Exercisable         Price
     ------                                -----------      ----              -----     -----------         -----
     $ .09                                  166,200         4.0             $   .09       99,000            $ .09
     $ .27 - $.29                            64,000         7.0                 .28       34,000              .28
     $ 1.00                                   7,500         7.6                1.00        4,500             1.00
     $ 1.13                                 479,000         9.6                1.13           --             1.13
                                            -------                                      -------
                                            716,700         8.0                 .81      137,500              .17
                                            =======                                      =======

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



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



14.     STOCKHOLDERS' EQUITY - (CONTINUED)


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

Other Stock Options


        In July 1994, the Company granted non-qualified stock options to purchase 240,000 shares of common stock at an exercise price of $.29 per share through July 1999. Subsequently 35,000 options were canceled. In October 1995, an individual exercised non-qualified stock options to purchase 25,000 shares of common stock at an exercise price of $.29 per share. In January 1996, the former sole stockholder of DuraWear exercised 125,000 non-qualified stock options using a net exercise feature, in exchange for 117,750 shares of Common Stock. As of May 31 ,1997, 55,000 of these options were outstanding and exercisable.

        In February 1995, the Company granted non-qualified stock options to purchase 15,000 shares of common stock at an exercise price of $1.00 per share through February 2000. In April 1995, the Company granted non-qualified stock options to purchase 56,000 shares of common stock at an exercise price of $1.00 per share through April 2005. Subsequently 36,000 options were canceled. As of May 31, 1997, 35,000 of these options were outstanding and exercisable.


        In January 1996, the Company granted non-qualified stock options to purchase 250,000 shares of common stock which are exercisable at exercise prices ranging from $3.75 to $6.75. As of May 31, 1997, 150,000 have expired and 100,000 of these options were exercisable at prices ranging from $3.75 to $4.75 per share.


        On July 11,1996, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $2.75 per share through July 2006 to certain officers and directors. These options vest over a five year period. On December 30, 1996, the Company cancelled 75,000 of the options, repriced 525,000 options to $1.13 and granted options to purchase 1,012,500 shares of common stock at an exercise price of $1.13 to certain officers, directors and outside individuals. The weighted average fair value of the repriced options under SFAS No. 123 on the date of grant was $.28 per share.


Other Warrants


        In April 1995, the Company granted warrants to purchase 175,000 shares of common stock at an exercise price of $1.00 per share through April 2005. Subsequently 50,000 of the warrants were canceled and at May 31, 1997, 125,000 of these warrants were exercisable. In January 1996, the Company granted warrants to purchase 67,000 shares of common stock for services rendered. The exercise price is $3.38 per share through January 2006. On December 30, 1996, these warrants were repriced to $1.13 which was the closing bid price of the Company's common stock on December 30,1996. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $.28 per share

        During the period of February 1996 to June 1996, the Company granted 300,000 warrants in connection with certain borrowings (See Note 10). During June 1996, the Company granted warrants to purchase 981,233 shares of common stock at an exercise prices ranging from $3.00 to $3.88 per share through June 2001. On December 30, 1996, 681,233 of the original 981,233 warrants were repriced to $1.13 per share. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $.28 per share.

        On December 30, 1996, the Company granted 400,000 three year warrants to one of its investment bankers at an exercise price of $.05 per share. The Company recorded a non-cash expense of $400,000 in accordance with SFAS No. 123.

                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. STOCKHOLDERS' EQUITY - (CONTINUED)


Stock-Based Compensation


        At May 31, 1997, the Company has two stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had the compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                           Years Ended May 31,
                                           -------------------

                                           1996          1997
                                           ----          ----

Net Loss:
        As reported                     $1,578,321    7,006,479
        Pro forma                       $1,589,321    7,091,400
Net Loss per share:
        As reported                     $     (.34)       (1.25)
        Pro forma                       $     (.34)       (1.26)

        Common stock equivalents have been excluded form all calculations of net loss per share because the effect of including them would be anti-dilutive.


        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended May 31, 1996 and 1997,respectively; dividend yield of 0%; risk-free interest rate of 5.5% and 5.5%; expected volatility of 20% and expected lives of 5 years.

        Weighted average assumptions used in valuing stock options issued outside of the plans during the year ended May 31, 1996 and 1997,respectively were dividend yield of 0%; risk-free interest rate of 5.5% and 5.5%; expected volatility of 20% and 20%; expected lives of 5 years.


    Common Stock Reserved

        The Company has 20,000,000 authorized shares of common stock of which 6,873,296 shares are outstanding and 13,126,704 are available for issuance.

         The Company has reserved common stock at May 31, 1997 as follows:


          Initial public offering warrants....................... 1,265,000
          Underwriters initial public offering warrants..........   220,000
          Warrants issued on conversion of preferred stock....... 1,300,000
          Convertible Debentures ................................ 5,832,000
          Stock option plans..................................... 1,272,600
          Other stock options.................................... 1,727,500
          Other warrants......................................... 4,268,572
                                                                  ---------
                                                                 15,885,672
                                                                 ==========

        The number of shares of common stock reserved in connection with the convertible notes payable are subject to adjustment. (See Notes 9 and 10).

        Approximately 3,765,000 of the shares of common stock reserved above are not issuable at May 31, 1997 pursuant to the terms of certain of the convertible notes, warranst and options referred to in the above table.


                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




15.     SEGMENT INFORMATION


        The Company has three principal operating groups: the injection molding group, the rubber recycling group and the industrial materials group. The injection molding group provides injection molding services to customers' specifications in the production of plastic and thermoplastic rubber parts. These customers are primarily located in the State of Arkansas. The rubber recycling group was established to identify processing techniques and alternative lower-cost sources of supply of crumb rubber and plastic waste for recycling and to develop rubber and plastic based end-products. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. During the year ended May 31, 1995, the Company operated solely in the injection molding industry. Information with respect to industry segments as of or for the years ended is as follows:


                                                         May 31, 1997
                            -----------------------------------------------------------------------------


                            Injection Molding    Rubber Recycling     Industrial Materials
                                 Group                Group                  Group               Total
                            -----------------    ----------------     --------------------   -------------
Operating Revenues           $ 1,936,450          $    38,201             $ 2,046,019       $   4,020,670
Operating Loss                  (462,522)          (1,995,047)                (20,481)         (2,478,050)
Identifiable Assets            3,411,979            1,825,595               2,325,785           7,563,359
Depreciation/Amortization        216,235               69,176                 253,684             539,095
Capital Expenditures           1,513,015               53,067                  10,765           1,576,847



                                                         May 31, 1997
                            -----------------------------------------------------------------------------


                            Injection Molding    Rubber Recycling     Industrial Materials
                                 Group                Group                  Group               Total
                            -----------------    ----------------     --------------------   -------------

Operating Revenues           $ 3,199,641          $      -             $ 1,138,897          $ 4,338,538
Operating Loss                  (227,927)             (172,080)           (198,538)            (598,545)
Identifiable Assets            2,122,786             2,830,832           2,514,181            7,467,799
Depreciation/Amortization        157,702                 7,760             163,178              328,640
Capital Expenditures             499,653               909,114           2,723,082            4,131,849


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


16.     MAJOR CUSTOMERS


         At May 31, 1996, 24%, 16%, 15% and 11% of consolidated accounts receivable were from four customers and at May 31, 1997, 29%, 16% and 12% of consolidated accounts receivable were from three customers.

        During the year ended May 31, 1995, approximately 62% ,14% and 10% of net sales were from three major customers; during the year ended May 31, 1996, approximately 38% and 14% of consolidated net sales were from two major customers and during the year ended May 31, 1997, approximately 29% of consolidated net sales were from one customer.



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



17.     RELATED PARTY TRANSACTIONS

        During the years ended May 31, 1994 and 1995, the Company accrued consulting fees relating to consulting agreements with its non-salaried chief financial officer and non-salaried chief executive officer amounting to $60,000 and $72,000, respectively. In April 1995, the Company issued common stock in payment of the accrued consulting fees.


        During the year ended May 31, 1996, the Company paid consulting fees relating to consulting agreements with its non-salaried chief financial officer and non-salaried chief executive officer amounting to $18,000 each. Effective with the Company's IPO, the Company executed three-year employment agreements with its Chairman, President and Chief Financial Officer.


18.     INCOME TAXES

        There was no provision for income taxes for the years ended May 31, 1995, 1996 and 1997 due to the Company's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rates is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax assets.


         The components of the net deferred tax asset are as follows at May 31:
                                                               1996                1997
                                                               ----                ----
             Deferred tax asset:
                Federal...................................$   1,151,000         $ 2,646,000
                State.....................................      232,000             538,000
                                                          -------------          ----------
                                                              1,383,000           3,184,000
             Valuation reserve............................   (1,383,000)         (3,184,000)
                                                          --------------        -----------
             Net deferred tax asset.......................$          --          $       --
                                                          ==============        ===========

        The following differences give rise to deferred income taxes:

                                                                    YEARS ENDED MAY 31,
                                                                    -------------------
                                                                1996                  1997
                                                                ----                  ----

             Net operating loss carryforward..............  $  1,326,000           $2,666,000
             Research tax credit carryforward.............        17,000               17,000
             Other........................................        40,000              501,000
                                                           -------------           ----------
                                                               1,383,000            3,184,000
             Valuation reserve............................    (1,383,000)          (3,184,000)
                                                           -------------           ----------
             Net deferred tax asset....................... $          --          $        --
                                                          ==============         ============


The change in the valuation reserve is as follows:

                                                                       YEARS ENDED MAY 31,
                                                                       -------------------
                                                                 1995           1996       1997
                                                                 -----          ----       ----
             Balance at beginning of year.................    $  379,000   $   801,000  $1,383,000
             Increase due to current year
                net operating loss........................       422,000       582,000   1,801,000
                                                               ---------   -----------  ----------
             Balance at end of year.......................     $ 801,000   $ 1,383,000  $3,184,000
                                                               =========   ===========  ==========

        As of May 31, 1997, the Company has net operating loss carryforwards of approximately $6,960,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 1998, respectively. In addition, the Company has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008.

        Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.



                           GREENMAN TECHNOLOGIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


19.     FAIR VALUE OF FINANCIAL INSTRUMENTS.


        At May 31, 1996, the Company's financial instruments included the loan receivable, related party (see Note 5), a note receivable (see Note 7) and notes payable (see Notes 10 and 11). The carrying amounts of the loan receivable, related party approximates its fair value based on its collection in full on June 26, 1996. The carrying amount of the note receivable and the notes payable approximate their fair values as these instruments bear interest at market rates.

        At May 31, 1997, the Company's financial instruments consist of notes payable to related parties and banks and convertible notes payable to related parties and other investors. Notes payable to banks and related parties approximate their fair values as these instruments bear interest at market rates. The fair value of the $4,040,000 in convertible notes payable outstanding is approximately $5,103,000 based on the fair value of the common stock issuable on conversion of the notes.

20.     SUBSEQUENT EVENTS

        On June 30, 1997, GreenMan Acquisition Corporation ("GAC"), a wholly-owned subsidiary of the Company acquired all of the capital stock of each of BFI Tire Recyclers of Minnesota, Inc. ("BTM"), a wholly-owned subsidiary of Browning-Ferris Industries of Minnesota, Inc. ("BFIM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), a wholly-owned subsidiary of Browning -Ferris Industries of Georgia, Inc. ("BFIG") (the "Acquisition"). The Company was also granted an exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation. BFIG and BFIM are both wholly-owned subsidiaries of Browning Ferris Industries, Inc. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively and, together with the Company's existing rubber recycling group will constitute the Company's Recycling division. As a result of the Acquisition, the Company's obligations under the Take or Pay Agreement were eliminated. (See Note 13).

        The Company paid approximately $5,331,000 for the acquisition of which $650,000 has been paid to BFI at May 31, 1997 as a deposit and the balance was financed by a short-term loan , at an interest rate of prime plus 2% (10.5% at June 30, 1997) from BFI to GAC, which loan must be repaid by September 30, 1997. The repayment of such loan is guaranteed by the Company and is secured by all of the assets acquired and by a pledge by GAC of all of the capital stock of BTG and BTM. The Company anticipates refinancing such loans prior to maturity but has not yet received any commitments. No assurances can be given that such financing will be concluded prior to the maturity, if at all.




                                   SIGNATURES




        Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         By:       GreenMan Technologies, Inc.


                                                    /s/ Maurice E. Needham
                                                   ----------------------------
                                                      Maurice E. Needham
                                                    Chairman of the Board




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




              SIGNATURE                                TITLE(S)                              DATE
              ---------                                --------                              ----
       /s/ Maurice E. Needham               Chairman of the Board                       September 15, 1997
       ----------------------
         Maurice E. Needham

         /s/ Robert H. Davis                Chief Executive Officer and Director        September 15, 1997
         -------------------
           Robert H. Davis

         /s/ James F. Barker                President and Director                      September 15, 1997
         -------------------
           James F. Barker

       /s/ Joseph E. Levangie               Chief Financial Officer and Director        September 15, 1997
       ----------------------                 (Principal Financial Officer and
         Joseph E. Levangie                       Principal Accounting Officer)


        /s/ Robert D. Maust                 Vice President of Operations and Director   September 15, 1997
        --------------------
           Robert D. Maust


          /s/ Lew F. Boyd                   Director                                    September 15, 1997
          ----------------
             Lew F. Boyd


