Form 10QSB
period 1997-08-31
GREENMAN TECHNOLOGIES INC
filed 1997-10-15
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  AUGUST  31, 1997              Commission File Number  1-13776
                   ----------------                                      -------



                           GREENMAN TECHNOLOGIES, INC.
                  -------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                 DELAWARE                                        71-0724248
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                                 Identification No.)



  7 KIMBALL LANE, BUILDING A, LYNNFIELD, MA                         01940
  -----------------------------------------                     ------------
  (Address of principal executive offices)                       (Zip Code)



          Issuer's telephone number, including area code (781) 224-2411
                                                        ----------------

          -------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes_X_   No___


               Number of shares outstanding as of October 15, 1997

                 Common Stock, $.01 par value, 8,215,684 shares










                           GREENMAN TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 AUGUST 31, 1997

                                TABLE OF CONTENTS
                                                                                    PAGE
                                                                                    ----


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (*)

           Unaudited Condensed Consolidated  Balance Sheets as of May 31, 1997
                   and August 31, 1997                                               3

           Unaudited Condensed Consolidated  Statements of Loss for the three
                   months ended August 31, 1996 and 1997                             4

           Unaudited Condensed Consolidated  Statement of Changes in Stockholder's
                   Equity for the three months ended August 31, 1997                 5

           Unaudited Condensed Consolidated  Statements of Cash Flows for the
                   three months ended August 31, 1996 and 1997                       6

           Notes  to Unaudited Consolidated Financial Statements                     7-10

Item  2. Management's Discussion and Analysis of Financial Condition and Result
         of Operations                                                              11-13



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                        14

Item 2.    Changes in Securities                                                    14

Item 3.    Defaults Upon Senior Securities                                          14

Item 4.    Submission of Matters to a Vote of Security Holders                      14

Item 5.    Other Information                                                        14

Item 6.    Exhibits and Reports on Form 8-K                                         14

           Signatures                                                               15


* The financial information at May 31, 1997 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.









                           GREENMAN TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              MAY 31,          AUGUST 31,
                                                                                               1997               1997
                                                                                           -----------        -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents.....................................................          $    104,193       $    835,367
    Accounts receivable, trade, less allowance for doubtful accounts of $23,772
    and $105,394 as of May 31, 1997 and August 31,1997..........................               550,644          1,808,167
  Inventory.....................................................................               553,688            612,678
  Other current assets..........................................................               204,155            523,583
                                                                                           -----------        -----------
        Total current assets                                                                 1,412,680          3,779,795
                                                                                           -----------        -----------
Property, plant, and equipment,at cost (Note 3):
     Land.......................................................................               223,785            857,482
     Buildings..................................................................               910,400          2,480,264
     Machinery and equipment....................................................             3,545,573          4,549,057
     Furniture and fixtures.....................................................                89,792            104,466
     Motor vehicles.............................................................                64,822          1,594,255
     Leasehold improvements.....................................................               975,116             78,168
                                                                                          ------------        -----------
                                                                                             5,809,488          9,663,692
       Less accumulated depreciation and amortization...........................              (888,445)        (1,023,157)
                                                                                          ------------        -----------
                                                                                             4,921,043          8,640,535
                                                                                          ------------        -----------
Other assets:
  Equipment deposits (Note 5)...................................................               862,711            372,711
  Acquisition deposit (Note 3)..................................................               650,000                 --
  Deferred financing costs (Notes 6 and 7)......................................             1,198,899            726,125
  Goodwill, net.................................................................               415,398            402,936
  Non-competition agreement, net................................................               155,557            126,389
  Licensing fee.................................................................                91,667             89,168
  Investment in joint venture (Note 5)..........................................                   --             400,000
  Other ........................................................................                77,575             78,935
                                                                                          ------------        -----------
                                                                                             3,451,807          2,196,264
                                                                                          ------------        -----------
                                                                                         $   9,785,530       $ 14,616,594
                                                                                         =============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible note payable,related party (Note 7)...............................         $   1,200,000       $  1,200,000
  Notes payable, related parties................................................                58,829             65,771
  Notes payable, bank, current portion..........................................                37,910             38,572
  Notes payable, current portion (Note 3).......................................                    --          4,696,875
  Accounts payable..............................................................               815,631          1,311,660
  Accrued expenses, other.......................................................             1,270,682          1,378,433
  Obligations under capital leases, current (Note 8)............................             1,045,726          1,001,418
                                                                                           -----------        -----------
    Total current liabilities...................................................             4,428,778          9,692,729
Convertible notes payable (Note 6)..............................................             2,200,000          1,500,000
Convertible notes payable, related parties, non-current portion (Note7).........               640,000          1,026,000
Notes payable, related parties, non-current portion.............................                24,371                 --
Notes payable, bank, non-current portion........................................               474,678            465,046
Notes payable, non-current portion (Note 3).....................................                    --             83,998
Obligations under capital leases (Note 8).......................................               894,238            827,546
                                                                                          ------------       ------------
     Total liabilities..........................................................             8,662,065         13,595,319
                                                                                          ------------       ------------

Stockholders' equity (Note 6):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares
    issued and outstanding......................................................                    --                 --
  Common stock, $.01 par value, 10,000,000 shares authorized; 6,873,296 and
    8,215,684  shares issued and outstanding at May 31, 1997 and August 31,1997.                68,733             82,157
  Additional paid-in capital....................................................            11,759,665         12,743,793
                                                                                          ------------       ------------
  Accumulated deficit...........................................................           (10,704,933)       (11,804,675)
        Total stockholders' equity..............................................             1,123,465          1,021,275
                                                                                          ------------       ------------
                                                                                          $  9,785,530       $ 14,616,594
                                                                                          ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.









                           GREENMAN TECHNOLOGIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS





                                                                            Three Months
                                                                            ------------
                                                                          Ended  August 31,
                                                                 -----------------------------
                                                                       1996              1997
                                                                       ----              ----
Net sales.....................................................   $    886,866    $  2,715,330

Cost of sales.................................................        726,039       1,981,737
                                                                 -------------   -------------
Gross profit .................................................        160,827         733,593
                                                                 -------------   -------------
Operating expenses:
    Research and development  ................................         67,085          82,315
    Selling, general and administrative ......................      1,230,146         839,482
                                                                 -------------   -------------
        Total operating expenses..............................      1,297,231         921,797
                                                                 -------------   -------------
Operating loss................................................     (1,136,404)       (188,204)
                                                                 -------------   -------------
Other income (expense):
    Interest and financing costs (Notes 6 and 7)..............        (95,298)       (903,253)
    Other, net................................................        (33,278)         (8,285)
                                                                 -------------   -------------
        Other income (expense), net...........................       (128,576)       (911,538)
                                                                 -------------   -------------
Net loss......................................................   $ (1,264,980)   $ (1,099,742)
                                                                 =============   =============

Net loss per share (Note 4)...................................        $  (.25)        $  (.14)
                                                                      ========        ========

Shares used in calculation of net loss per share..............      5,076,083       7,755,282
                                                                 =============   =============





See accompanying notes to unaudited condensed consolidated financial statements.








                           GREENMAN TECHNOLOGIES, INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 AUGUST 31, 1997


                                                       Additional
                                Common      Stock       Paid-in      Accumulated
                                Shares      Amount      Capital        Deficit          Total
                                ------      ------      -------        -------          -----
Balance, May 31, 1997......  6,873,296    $ 68,733   $ 11,759,665   $ (10,704,933)   $ 1,123,465
Shares issued on conversion
    of notes  payable......  1,243,388      12,434        687,566         --             700,000
Compensation expense related
    to warrants issued in
    June  and  July  1997
    convertible debt offering
    under SFAS 123........      --            --            7,800         --               7,800
Fair value of conversion
    discount on convertible
    notes payable issued
    in June and July 1997..     --            --          166,002         --             166,002
Shares issued on exercise
    of  stock  warrants....     99,000         990        122,760         --             123,750
Net loss for  quarter
    ended  August 31, 1997.     --            --             --        (1,099,742)    (1,099,742)
                             ----------   ---------    -----------   -------------   -------------
   Balance, August 31, 1997  8,215,684    $ 82,157   $ 12,743,793   $ (11,804,675)   $ 1,021,275
                             ==========   =========    ===========   =============   =============





See accompanying notes to unaudited condensed consolidated financial statements.


                                      F-5







                           GREENMAN TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended August 31,
                                                                      -----------------------------
                                                                          1996          1997
                                                                         -----         -----
Cash flows from operating activities:
    Net loss..................................................      $ (1,264,980)    $ (1,099,742)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Amortization of deferred financing costs..............                --          646,577
        Depreciation and amortization.........................           131,498          238,841
        Common stock warrants and options issued for services
          rendered ...........................................           285,203               --
        (Increase) decrease in assets:
           Accounts receivable................................           (27,873)        (170,198)
           Inventory..........................................            94,837          (58,990)
           Other current assets...............................           144,070           39,177
        (Decrease) increase in liabilities:
           Accounts payable...................................           (79,149)         721,615
           Accrued expenses...................................           137,150          107,751
                                                                     -----------       ----------
               Net cash (used) provided for operating
                  activities..................................          (579,244)         425,031
                                                                     -----------       ----------
Cash flows from investing activities:
    Repayment of loan receivable..............................           500,000               --
    Purchase of property and equipment........................           (93,556)         (54,848)
    Deposit on equipment......................................                --          (10,000)
    Decrease (increase) in other assets.......................             6,502           (1,360)
                                                                     -----------      -----------
               Net cash provided by/(used for)
                  investing activities........................           412,946          (66,208)
                                                                     -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable...............................            46,550               --
    Repayment of notes payable................................           (42,190)          (8,970)
    Proceeds from notes payable related parties...............           200,000          386,000
    Repayment of notes payable related parties................            (7,822)         (17,429)
    Principal payments on obligations under capital leases....           (76,748)        (111,000)
    Net proceeds on exercise of common stock warrants.........                --          123,750
                                                                    ------------      -----------
      Net cash provided by financing activities...............           119,790          372,351
                                                                    ------------      -----------
Net (decrease) increase in cash...............................           (46,508)         731,174
Cash and cash equivalents at beginning of period..............           153,172          104,193
                                                                    ------------      -----------
Cash and cash equivalents at end of period....................      $    106,664      $   835,367
                                                                    ============      ===========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases.....      $    124,500      $        --
    Common stock issued upon conversion of notes payable......                --          700,000
      Interest paid                                                       44,953           45,200



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         On June 30, 1997, Company purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

         Fair value of assets acquired                             $ 5,472,910
         Fair value of liabilities assumed                             141,393
                                                                   ------------
         Fair value of net assets acquired                           5,331,517
         Acquisition deposit                                          (650,000)
         Note payable issued                                         4,681,516
                                                                   ============

         In addition, during the quarter ended August 31, 1997, $100,000 of equipment deposits were reclassified to property, plant and equipment and $400,000 to investment in joint venture.


See accompanying notes to unaudited condensed consolidated financial statements.








                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997

1.       BUSINESS

         The Company develops, manufactures and markets custom molded plastic parts. The Company is also developing low-cost sources of crumb rubber recovered from discarded automobile and truck tires and the consumer products to be manufactured from these recycled materials.

         The Company's wholly-owned subsidiary, DuraWear Corporation manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

         On June 30, 1997, the Company acquired all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which are wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), and together, with the Company's existing rubber recycling operations will constitute the Company's tire recycling operations. (See Note 3).

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the results of the Company, DuraWear Corporation and GAC for the three months ended August 31, 1997 and the newly acquired wholly-owned subsidiaries, GMTM and GMTG from July 1, 1997 to August 31, 1997. All significant intercompany accounts and transactions are eliminated in consolidation.

         The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1997 included in the Company's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3.       ACQUISITION OF SUBSIDIARIES

         On June 30, 1997, GreenMan Acquisition Corporation ("GAC"), a wholly-owned subsidiary of the Company acquired all of the capital stock of BTM and of BTG, (renamed "GMTM" and "GMTG" respectively), both of which are wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. The Company was also granted an exclusive option to purchase certain assets and agreements of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. As a result of the acquisition, the Company's obligations under the December 14, 1995 Put-or-Pay/Take-or-Pay agreement for tire chips and Facility Lease were eliminated.

         The Company agreed to a purchase price of $5,331,517 for all of the outstanding capital stock of BTM and BTG of which $650,000 had been previously paid to BFI as a deposit and the balance of $4,681,517 was financed by a short-term note, at an interest rate of 10% from BFI to GAC, which loan was originally due and payable on September 30, 1997. The repayment of such note is guaranteed by the Company and is secured by all of BTM and BTG's assets and by a pledge by GAC of all of the capital stock of BTG and BTM. In October 1997, the Company, GAC and BFI entered into a Forbearance Agreement pursuant to which GAC agreed to pay $2,000,000 on or before November 6, 1997 and to pay the balance under the note on or before December 6, 1997. The Company also assumed $99,356 of long term notes payable associated with real estate tax assessments on property owned by BTM. Amounts are due in semi-annual principal installments of $15,353 plus interest at 7.29% through the year 2002.







                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997


3.       ACQUISITION OF SUBSIDIARIES - (CONTINUED)

         The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GMTM and GMTG are included in the consolidated financial statements since the date of acquisition.

         The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and of BTM and BTG as if the acquisition had occurred at the beginning of fiscal 1997. The unaudited proforma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                               Three Months Ended
                                August, 31, 1996
                                ----------------
Revenue                            $ 3,079,931
Net Loss                              (868,322)
Net Loss per Weighted
  Average Share                          ($.17)

4.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding during the period.

5.       JOINT VENTURE

         On August 26, 1997, the Company finalized the formation of a joint venture ("the joint venture") between the Company and Crumb Rubber Technologies, Inc. of Jamaica, New York ("CRT"), to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company will contribute its investment in the cryogenic crumb rubber equipment, $400,000 and formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.

         Pursuant to the terms of the joint venture agreement, CRT is required to return $300,000 of equipment deposits previously made by the Company towards the purchase of additional cryogenic crumb rubber equipment. The Company received the first $100,000 installment in September 1997. The remaining balance is to be repaid over a six month period.

6.       CONVERTIBLE NOTES PAYABLE

         In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded a deferred charge of approximately $654,000 associated with the impact of the 30% discount from market to be realized upon








                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997

6.       CONVERTIBLE NOTES PAYABLE -(CONTINUED)

conversion of the debentures. The Company recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 762,500 shares. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123. The deferred charges are being amortized to expense over the estimated life of the convertible notes.

         At August 31, 1997 all Debentures had been converted into 2,493,201 shares of the Company's common stock and all deferred charges had been amortized to expense. During the quarter ended August 31, 1997, investors from the January Offering exercised 99,000 warrants resulting in net proceeds to the Company of $123,750.

         In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "notes") due eighteen months after closing and warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05. The notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes. The note holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 154,839 shares of common stock at an exercise price of $.97 per share to the placement agents. The Company recorded a deferred charge of approximately $643,000 associated with the impact of the 30% discount from market to be realized upon conversion of the notes. The Company also recorded deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 454,839 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. These deferred charges are being amortized over the estimated life of the notes. As of August 31, 1997, no notes had been converted. Pursuant to the terms of the notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the notes, in payment of interest and upon the exercise of the warrants to purchase 454,839 shares of common stock. Effective July 1997, the Company is required to pay the investors 2.5% of their principal investment per month as a penalty for each month or portion thereof prior the date the Form S-3 is declared effective. At August 31, 1997 the Company has recorded $75,000 of additional financing costs pursuant to these terms. As of October 15, 1997 the Form S-3 had not yet been declared effective by the Securities and Exchange Commission.

7.       NOTES PAYABLE, RELATED PARTIES

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding the closing or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such notes. The Company recognized a deferred charge of $166,002 associated with the impact of the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance to the officers of the warrants to purchase 77,200 shares of common stock in accordance with SFAS No. 123.

         On September 30, 1997 the Company was granted a 15 day extension of the $1,200,000 convertible note payable due to Palomar Medical Technologies Inc. on September 30, 1997.










                           GREENMAN TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997



8.       CAPITAL LEASES

         At August 31, 1997, the Company was five months past due on amounts due under several injection molding equipment leases. Past due principal payments at August 31, 1997 amounted to $133,985. Accordingly, the lessor has the right to demand the payment of all amounts due under the past due lease agreements. The Company is currently negotiating new payment terms with the lessor for past due amounts and as of October 15, 1997 has not received any notification of the lessor's intent to exercise any of the default remedies available. As a result of the default, the Company has classified all payments due under the affected leases as current liabilities at August 31, 1997.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB filed for the fiscal year ended May 31, 1997.

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

         The Company's Molding operation (the "Molding operation"), located in Malvern, Arkansas, provides injection molding manufacturing services to customers' specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. The facility also conducts research and development on the Company's GreenMan Environmental Materials ("GEM") Stock and tests the use of these materials in the manufacture of a variety of potential products.

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

         On June 30, 1997, the Company acquired BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc., (renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively) which provides the Company access to over 10 million tires annually. The Company was also granted an exclusive option to purchase certain assets and agreements of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. The acquired operations are in the scrap tire collection and processing business whereby they charge a fee to dispose of customers' scrap tires and then process the tires into two inch rubber chips which are then sold as alternative fuel ("TDF" - Tire Derived Fuel) to cement kilns, paper and pulp producers and electric utilities; or utilized in civil engineering projects such as landfill construction (leach-bed lining), soil erosion and road stabilization projects.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1996

         Net sales for the three months ended August 31,1997 were $2,715,330 as compared to $886,866 for the three months ended August 31, 1996. The increase of $1,828,464 or 206% is due to the inclusion of revenues from GMTM and GMTG which collectively totaled $1,661,665. There was also a $150,071 or 36% increase in contract molding and assembly revenue.

         Gross profit for the three months ended August 31,1997 was $733,593 or 27% of net sales as compared to $160,827 or 18% of net sales for the three months ended August 31, 1996. The improvement in gross profit was primarily due to the inclusion of GMTM and GMTG operations which averaged 32% of revenues, and gross profits from DuraWear's operations which generated a 48% gross margin.

         Research and development expenditures were $82,315 for the three months ended August 31, 1997 as compared to $67,085 for the same 1996 period. The increase is attributable to the Company's continued market and development efforts in identifying applications for ultra-fine mesh crumb rubber.

         Selling, general and administrative expenses were $839,482 for the three months ended August 31, 1997, or 31% of sales as compared to $1,230,146, or 139% of sales, for the same 1996 period. The decrease of $390,664 was primarily attributable to the elimination of certain one-time charges experienced during the comparable 1996 period. This decrease was offset by the inclusion of GMTM and GMTG's collective operating expenses of $188,758. During the quarter ended August 31 1996, the Company initiated a financial public relations program which resulted in a one time charge of approximately $200,000 and also recorded a $255,070 expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The results for the quarter ended August 31, 1996 also reflect $135,231 of costs associated with the Company's recycling operation which had been operating under limited conditions as the Company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the facility.

         As a result of the foregoing, the operating loss for the three months ended August 31, 1997 decreased by $948,200 to $188,204 or 7% of sales as compared to an operating loss of $1,136,404, or 128% of sales for the comparable 1996 period.

         Interest and financing costs increased by $807,955 to $903,253 due to increased borrowings related to the issuance of $3,665,000 in convertible debentures during fiscal 1997 and an additional $386,000 in fiscal 1998. Approximately $647,000 of the increase is associated with the impact of amortizing the 30% discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized $75,000 of additional finacing costs associated with the delay in obtaining registration of the common stock underlying the April 1997 offering.

         The Company experienced a net loss of $1,099,742, or $.14 per share for the quarter ended August 31, 1997 as compared to a net loss of $1,264,980, or $.25 per share for the quarter ended August 31, 1996.

         On August 26, 1997, the Company entered into a joint venture with the manufacturer of the Company's cryogenic recycling equipment pursuant to which the equipment was contributed by the Company to the joint venture and will be relocated from Georgia to New York.







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

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes.

         During August 1997, investors from the January Offering exercised 99,000 warrants to purchase common stock at $1.25 per share. An additional 81,000 warrants to purchase common stock were exercised at $1.25 per share in September 1997.

         Pursuant to the terms of the joint venture agreement between the Company and Crumb Rubber Technologies, Inc. ("CRT"), in September 1997 the Company received the first of three $100,000 installments towards the refund of equipment deposits.

         At August 31, 1997, the Company had cash of $835,3675, a working capital deficit of $5,912,934, net capital of $1,021,275 and accumulated losses of $11,804,675.

         Based on the Company's operating plans, management believes that the available working capital together with revenues from operations,the purchase of equipment through lease financing arrangements and the successful refinancing of the BFI short term loan will be sufficient to meet the Company's cash requirements through the second quarter of fiscal 1998. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

FACTORS AFFECTING FUTURE RESULTS

         The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) refacilitation of the Company's crumb rubber plant and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products, thereby reducing its reliance on a few major customers; (iii) the Company's ability to refinance the GMTM and GMTG acquisition related short term loan and and the Company's ability to integrate and manage the operations of GMTM and GMTG, its recently acquired subsidiaries; (iv) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in integrating the operations of GMTM and GMTG, that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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








                           PART II - OTHER INFORMATION

                                 AUGUST 31, 1997

Item 1.           Legal Proceedings

                  There has been no significant changes in legal proceedings during the quarter ended August 31, 1997.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                       Exhibit 11     -- Statement regarding net loss per share.
                       Exhibit 27     -- Financial Data Schedule
                       Exhibit 99     -- Forbearance Agreement between the
                                             Company, GAC and BFI.

         (b)      Reports on Form 8-K

         A report on Form 8-K was filed on July 21, 1997 in connection with the appointments of Robert H. Davis as Chief Executive Officer of the Company.

         A report on Form 8-K was filed on July 15, 1997 describing the acquisition of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc.











                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                By:  GreenMan Technologies, Inc.



                                                        /s/ Robert H. Davis
                                                       -------------------------
                                                            ROBERT H. DAVIS
                                                        CHIEF EXECUTIVE OFFICER





     SIGNATURE                      TITLE(S)                       DATE
     ---------                      -------                        ----



/s/ Robert H. Davis       Chief Executive Officer              October 15, 1997
-------------------      (Principal Executive Officer)
  ROBERT H. DAVIS


/s/ Joseph E. Levangie    Chief Financial Officer              October 15, 1997
----------------------   (Principal Financial Officer and
 JOSEPH E. LEVANGIE        Principal Accounting Officer)