Form 10KSB/A
period 1997-05-31
GREENMAN TECHNOLOGIES INC
filed 1997-10-20
CIK 932699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A-1


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

MOLDING OPERATIONS


        The Company's Molding operations (the "Molding operation"), located in Malvern, Arkansas, provides injection molding manufacturing services to customer specifications ("Contract/Custom Molding") in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. The Molding operation uses leased, state-of-the-art, injection molding equipment that is energy and labor efficient, has fast cycle times and minimizes production waste. The facility also conducts R&D testing and development of the Company's proprietary thermoplastic material, GEM- (GreenMan Environmental Materials) Stock(TM), and tests the use of these materials in the manufacture of a variety of potential applications.


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


        On June 30, 1997, the Company acquired all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning Ferris Industries, Inc. ("BFI") and whose business is scrap tire collection and processing. Collectively, the two operations process approximately 10 million tires annually. The Company was also granted an exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. Prior to the acquisition, the Company purchased tire chips from BTG pursuant to a Put or Pay/Take or Pay Agreement (the "Take or Pay Agreement") and leased land in Jackson, Georgia from BTG. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc., ("GMTG") respectively, and together, with the Company's existing Rubber Recycling group will now constitute the Company's Tire Recycling operations. As a result of the acquisition, the Company's obligations under the Take-or-Pay Agreement were eliminated.


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


        The Company has developed and is gradually commercializing GEM-Stock using crumb rubber recovered from automobile and truck tires in combination with recycled plastic waste and virgin plastic. In April 1996, the Company signed a perpetual license agreement with a privately-held R&D company for the exclusive world-wide rights and license to use its proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. This license agreement provides the Company with the ability to incorporate significantly more types of low-cost recycled plastic and rubber into the production of GEM-Stock than it could do in the past. As currently manufactured, products made using GEM-Stock have properties that are comparable to those products made incorporating virgin rubber or plastic, at a significant cost savings to the Company. The Company believes that GEM-Stock is suitable as a raw material for use in the manufacture of many of the types of commercial parts and products currently manufactured by the Molding operation. To date, revenues from products made using GEM-Stock have accounted for less than 10% of the Company's revenues, and, as yet, there can be no assurance that the Company will be able to manufacture GEM-Stock in quantities necessary to achieve significant revenues and profits.


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


        During the first half of fiscal 1997, the Company refined the production process of its cryogenic recycling equipment and evaluated the production capabilities of the facility. Based upon extensive market research, the Company has concluded that significant market opportunities exist in applications where ultra-fine mesh crumb rubber is used in place of virgin rubber to enhance the characteristics of existing production formulations.

        Based upon the cryogenic recycling equipment's capacity to produce ultra-fine mesh crumb rubber, the Company decided to redeploy the equipment into a joint venture with the original equipment manufacturer. On August 26, 1997, the Company executed an agreement relating to the formation of a joint venture between the Company and Crumb Rubber Technologies, Inc. of Jamaica, New York ("CRT") to collect and process tires in the state of New York and to market the crumb rubber derived from the tires. The joint venture will do business as "Tire Disposal Services, Inc.", and will address existing opportunities for larger-mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company will contribute the cryogenic crumb rubber equipment previously purchased from CRT and formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.

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


RECYCLING OPERATION


        The Company believes that as a result of its acquisition of BTM and BTG and the Company's exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation, the Company will have access to a supply of tires sufficient to meet the Company's requirements for crumb rubber in the foreseeable future. The three operations collectively are capable of processing between 22 and 25 million tires annually. According to Scrap Tire News, nearly 255 million passenger automobile tires are currently discarded annually in the U.S., and of that total approximately 1% are used for asphalt pavement, 11% are burned to provide energy, approximately 2% are processed for retreading; and the remaining tires are landfilled, adding more than 200 million tires annually to the estimated 3 billion tires already stockpiled in landfills. Accordingly, the Company estimates that as a result of the acquisition of BTM and BTG it will process approximately 20% of all passenger tires in the U.S. that are not placed in landfills, with the ability to increase that percentage to between 40 - 45% with the exercise of its option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation.



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


PRODUCT DEVELOPMENT


        In April 1996, the Company signed a perpetual license agreement with a privately-held R&D company for the exclusive, world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber types. The Company paid a one-time licensing fee at signing of the agreement and no additional fees are due for the manufacture of the Company's own products (i.e. GEM-Stock products). In May, 1997, the Company commenced production on a limited basis, of its first GEM-Stock based product, a 34 gallon trash container. A 3% royalty is due when the additive technology is sold as raw material. This license agreement allows the Company to incorporate a broader range of low-cost, recycled plastic and rubber types into the production of GEM-Stock. As currently manufactured, products made using GEM-Stock have properties that are comparable to products using virgin rubber or plastic at a significant cost savings to the Company.


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

DURAWEAR


        DuraWear did not have any customers which accounted for 10% or more of consolidated net sales during the fiscal years ended 1996 and 1997. DuraWear's customers include Georgia Pacific, Boise Cascade, Container Corp. of America, Champion International, Longview Fiber Company, Union Camp, and various power utilities and paper processors throughout the U.S.




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


        DuraWear competes on the basis of the longer-lasting wear resistance performance of its products as compared to products offered by competitors. Management believes that on a life cycle costing basis, DuraWear products offer customers significant cost advantages, notwithstanding DuraWear's products' higher prices.


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


        In October 1996, Landmark International Equities, Inc., the underwriter of the Company's initial public offering and primary market maker of the Company's securities ceased operations. There are currently in excess of 20 registered market makers of the Company's securities and the Company is continuing its efforts to expand the number of firms making market in the Company's securities.


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


        Gross profit for fiscal 1997 was $621,360 or 15% of consolidated sales as compared to $1,108,540 or 26% of sales for fiscal 1996. This decrease was attributable to the reduction in contract molding and assembly business and the Company's decision to upgrade its Jackson, Georgia crumb rubber production facility to produce higher-grade product. During the refacilitation, the Company lacked the capability to process the tire chips received from BFI Tire Recyclers of Georgia, Inc. ("BTG") into higher value-added feedstock material, thus necessitating the sale of lower gross margin TDF ("Tire Derived Fuel") as a way to fulfill its tire chip obligation. The Company was obligated to "take or pay" for 605 tons of TDF chips starting in September 1996 from BTG (pursuant to a December 1995 agreement, as amended). BTG acknowledged the delay in production and agreed to reduce the Company's obligation by fifty percent through June 1997. The Company had a gross loss of $416,840 on the sale of TDF chips for fiscal 1997. The "take or pay" obligation was terminated as a result of the Company's acquisition of BTG in June 1997.



        Research and development expenditures were $353,250 for fiscal 1997, an increase of over 400%, as compared to $66,610 for fiscal 1996. The significant increase is attributable to the Company's ongoing efforts to identify new proprietary products and formulations and expand the applications of existing product lines.



        Selling, general and administrative expenses were $4,126,611 for fiscal 1997, or 103% of consolidated sales as compared to $2,406,794, or 55% of sales, for fiscal 1996. The increase of $1,719,817 was partially attributable to the inclusion of a full year of DuraWear's operating expenses totaling $1,082,091 which resulted in a $264,260 increase in expenses compared to fiscal 1996. The Company also recognized $646,000 in non-cash expenses in connection with the issuance of common stock warrants and options and the repricing of certain previously issued common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". In addition, the Company initiated a significant financial public relations campaign during fiscal 1997 which resulted in a one-time charge of approximately $200,000. This campaign consisted of newsprint articles, television features and the mailing of over 100,000 financial information packages to potential investors. The Company also took a $150,000 charge for the potential uncollectibility of a note receivable. The fiscal 1997 results also reflect $578,408 of costs associated with the Company's recycling operation which operated under limited conditions as the Company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the Jackson, Georgia crumb rubber facility.

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

        As a result of the foregoing, the operating loss for fiscal 1997 increased by $3,493,637 to $4,858,501 or 121% of consolidated sales, as compared to an operating loss of $1,364,864, or 31% of sales for fiscal 1996.


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



YEAR ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995


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

INITIAL PUBLIC OFFERING


        On October 10, 1995, the Company raised approximately $5,390,000 from its IPO, after underwriting commissions and other issuance costs paid at the closing. The proceeds of the IPO were used to repay outstanding bridge loans, and past due accounts payable, to acquire DuraWear, to construct a crumb rubber recycling facility, to expand the injection molding operations, to retain the underwriter as a financial consultant for a period of three years and for general working capital needs.

LOANS FROM RELATED COMPANY

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

LOANS FROM OFFICERS


        In May 1996, the Company borrowed $325,000 from Maurice Needham, the Company's Chief Executive Officer. This unsecured note payable bears interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997, the Company borrowed an additional $624,300 in the aggregate from Mr. Needham and Joseph E. Levangie, the Company's Chief Financial Officer, and repaid $345,000 in aggregate during January 1997 and May 1997.

        On May 30, 1997, the Company refinanced the remaining principle balance and accrued interest ($18,000) owed to Messrs. Needham and Levangie plus accrued business expenses ($17,700) by issuing to Messrs. Needham and Levangie 10% convertible notes, due October 30, 1998 in the amount of $555,000 and $85,000, respectively and warrants to purchase 128,000 shares of common stock at an exercise price of $.88 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average of the closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes.

DEBENTURE OFFERINGS


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


        In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes") due eighteen months after closing and warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05 per share. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average of the closing bid prices on the five trading days preceding the date of the closing of the April Offering or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such Notes. The Note holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. Approximately $650,000 of the proceeds were paid to BFI as a deposit in connection with the acquisition of BTM and BTG.


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


WORKING CAPITAL

        At May 31, 1997, the Company had cash of $104,193, a working capital deficit of $3,016,098, net capital of $1,123,465 and accumulated losses of $10,704,933. The working capital deficit includes $1,200,000 of convertible debentures and approximately $434,000 relating to the reclassification of certain long term capital lease obligations to current as several leases are in default. The Company is currently working with the lessor to bring its obligations current and has not received any written or verbal notice of the lessor's intention to enforce the default provisons. From June to August 1997, $700,000 of debentures from the January offering were converted into 1,243,384 shares of common stock.


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


FACTORS AFFECTING FUTURE RESULTS



        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) refacilitation of the Company's crumb rubber facility and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products, thereby reducing its reliance on a few major customers; (iii) the Company's ability to refinance the BTM and BTG acquisition related short term loan and the Company's ability to integrate and manage the operations of BTM and BTG, its recently acquired subsidiaries; (iv) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that the Company will be successful in completing its crumb rubber facility, that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.




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

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income, are components of comprehensive income.

        It is required under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning in the fiscal year ending May 31, 1999.


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


        On July 30, 1997, subject to shareholder approval, the Board of Directors established three classes of directors, each class ordinarily to serve for three years. Class I directors will serve until the Annual Meeting of Stockholders to be held in 1998, Class II directors will serve until the Annual Meeting of Stockholders to be held in 1999, and Class III directors will serve until the Annual Meeting of Stockholders to be held in 2000. As adopted, the staggered board would be comprised of James F. Barker and Robert D. Maust as Class I directors; Maurice E. Needham and Robert H. Davis as Class II directors; and Joseph E. Levangie and Lew F. Boyd as Class III directors. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. No director receives compensation for services as a director.

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

KEY EMPLOYEES



        CYNTHIA BARKER, 38, is a co-founder and has been director of Corporate Administration of the Company since its inception in September 1992. Prior to joining GreenMan, she was a Senior Associate with JEL & Associates from 1982 to 1995. She has extensive experience in business planning, marketing, human resources, administration management and investor relations.


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


                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                                                    -------------------            ------------
                               FISCAL YEAR                                          SECURITIES
            NAME AND               ENDED                            OTHER ANNUAL     UNDERLYING     ALL OTHER
      PRINCIPAL POSITION          MAY 31,       SALARY    BONUS     COMPENSATION      OPTIONS    COMPENSATION(2)
      ------------------          ------        ------    -----    -------------     --------    ---------------
Maurice E. Needham............      1997       $72,691        --        --             387,500 (3)     $3,600
  Chairman                          1996       42,924    $    --    $ 18,000 (1)        --                 --
                                    1995          --          --      36,000 (1)        --               2,850


James F. Barker...............      1997       $83,600   $25,000         --           175,000 (3)       11,764
   President                        1996       81,057         --         --             --               7,804
                                    1995       66,000         --         --             --               3,383
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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)



                                                                                        VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                                                    OPTIONS AT MAY 31, 1997(1)           AT MAY 31, 1997 (2)
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
---------
(1) There were no options  exercised by any of the executive  officers  named in the Summary  Compensation  Table in the twelve  months ended May 31,  1997.  The options granted to the executive officers became exercisable commencing June 10,
1994,  at an  annual  rate of 20% of the  underlying  shares  of  Common  Stock.
Includes  111,000  immediately  exercisable  warrants to be  purchase  shares of common stock granted to Mr. Needham  pursuant to the terms of a loan made to the
Company by Mr. Needham.


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


                                               NUMBER OF SHARES    PERCENTAGE OF
NAME (1)                                     BENEFICIALLY OWNED(2)     CLASS
--------                                     ---------------------     -----
Palomar Medical Technologies, Inc. (3)......      1,690,000             17.23%
 66 Cherry Hill Road Beverly MA, 01915
Maurice E. Needham (4)......................        484,000              5.85%
James F. Barker (5).........................        390,300              4.78%
Joseph E. Levangie (6)......................        307,500              3.78%
Dhananjay G. Wadekar........................        539,083              6.64%
Lew F. Boyd (7).............................         25,000               --
Robert D. Maust.............................             --               --
Robert H. Davis.............................             --               --
All officers and directors as a group
      (6 persons)(4,5,6,7)..................      1,206,800             14.40%
-----------------------------------------
 * Less than 1% of the outstanding Common Stock.
 (1) Each person's address is in care of GreenMan Technologies, Inc.,7 Kimball Lane, Building A, Lynnfield, MA 01940 with the exception of Dhananjay Wadekar, whose address is c/o DynaGen Inc., 99 Erie Street, Cambridge,MA 02139.

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



        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation, a company owed solely by Mr. Wadekar, a principal stockholder of the Company. The purchase price consisted of $400,000 in cash and 75,000 shares of the Company's Common Stock, valued in the aggregate at $375,000 or $5.00 per share. In connection with the acquisition, the Company entered into a three-year non-competition agreement with Mr. Wadekar, under which the Company issued 70,000 shares of the Company's Common Stock valued in the aggregate at $350,000 or $5.00 per share. The Company also entered into a one-year consulting agreement with Mr. Wadekar in consideration for which the Company paid $20,000. The terms of the acquisition were approved by all of the directors of the Company and they deemed the terms of the acquisition to be no less favorable to the Company than could be obtained from unaffiliated third parties.

        On May 30, 1997, the Company issued Mr. Needham and Mr. Levangie, two officers of the Company, warrants to purchase 111,000 and 17,000 shares of common stock, respectively, pursuant to the terms of loans made to the Company. The warrants have an exercise price of $.88 per share.



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


        On May 30, 1997, the Company refinanced the remaining principal and accrued interest ($18,000) owed to Messrs. Needham and Levangie plus accrued business expenses ($17,000) by issuing to Messrs. Needham and Levangie 10% convertible notes, due October 30, 1998 in the principal amount of $555,000 and $85,000, respectively and warrants to purchase 111,000 shares and 17,000 shares of common stock, respectively, at an exercise price of $.88 per share. The notes are convertible after a holding period of 120 days into shares of common stock at a conversion price equal to the lower of the average of the closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes.



        During June and July 1997, the Company borrowed an additional $386,000 from Messrs. Needham, Levangie and two other officers of the Company under similar terms to the May 30, 1997 notes and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share.

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

 **10.40      --  Promissory  Note  issued in  February  1996 by GreenMan  Technologies,  Inc.  to Palomar  Medical
                  Technologies, Inc.


  **10.41     --  Promissory  Note  issued  in  May  1996  by  GreenMan  Technologies,   Inc.  to  Palomar  Medical
                  Technologies, Inc.

(1) 10.42     --  Promissory  Note  issued  in  June  1996  by  GreenMan  Technologies,  Inc.  to  Palomar  Medical
                  Technologies, Inc

(1) 10.43     --  Common Stock Purchase Warrant issued in June 1996  to Palomar Medical Technologies, Inc

(1) 10.44     --  Form of Offshore Stock Subscription Agreement dated September 16, 1996 between GreenMan
                  Technologies, Inc. and certain foreign investors.

(2) 10.45     --  Promissory Note issued September 2,1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

(2) 10.46     --  Promissory Note issued September 25, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

(2) 10.47     --  Promissory Note issued October 25, 1996 by GreenMan Technologies, Inc  to Joseph E. Levangie.

(2) 10.48     --  Promissory Note issued November 27, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham

(4) 10.49     --  10% Secured Convertible Promissory Note, issued December 31, 1996, by  GreenMan Technologies, Inc. to
                  Palomar Medical Technologies, Inc.

(4) 10.50     --  Security Interest, dated December 31, 1996, issued by GreenMan Technologies, Inc. to Palomar
                  Medical Technologies, Inc.

(3) 10.51     --  Form of Subscription Agreement, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

(3) 10.52     --  Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies, Inc.
                  to various investors.

(3) 10.53     --  Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan Technologies, Inc.
                  to various investors.


*** 10.54     --  Employment Agreement between the Company and Robert D. Maust.


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


*** Filed as an Exhibit to the Company's form 10-KSB on September 15, 1997 and incorporated herein by reference.


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



                                                    WOLF & COMPANY, P.C.



Boston, Massachusetts
August 26, 1997



                           GREENMAN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     MAY 31,               MAY 31,
                                                                                                      1996                  1997
                                                                                                      ----                  ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents ................................................................       $    153,172        $    104,193
  Accounts receivable, trade, less allowance for doubtful accounts
    of $31,751 and $23,772 as of May 31, 1996 and 1997 .....................................            605,255             550,644
  Inventory (Note 4) .......................................................................            525,279             553,688
  Loan receivable, related party (Note 5) ..................................................            500,000                --
  Other current assets .....................................................................            242,607             204,155
                                                                                                      ---------           ---------
        Total current assets ...............................................................          2,026,313           1,412,680
                                                                                                      ---------           ---------
Property and equipment, at cost (Notes 11 and 12):


     Land ..................................................................................            223,785             223,785
     Buildings .............................................................................            910,400             910,400
     Machinery and equipment ...............................................................          2,026,131           3,545,573
     Furniture and fixtures ................................................................             88,276              89,792
     Motor vehicles ........................................................................             33,932              64,822
     Leasehold improvements ................................................................            895,958             975,116
                                                                                                      ---------           ---------
                                                                                                      4,178,482           5,809,488
       Less accumulated depreciation and amortization ......................................           (507,991)           (888,445)
                                                                                                      ---------           ---------
                                                                                                      3,670,491           4,921,043
                                                                                                      ---------           ---------
Other assets:
  Equipment deposits (Notes 6 and 10) ......................................................          1,883,400             862,711
  Acquisition deposit (Note  20) ...........................................................               --               650,000
  Deferred financing costs (Notes 9 and 10) ................................................               --             1,198,899
  Goodwill, net (Note 2) ...................................................................            465,246             415,398
  Non-competition agreement, net (Note 2) ..................................................            272,222             155,557
  Note receivable (Note 7) .................................................................            150,000                --
  Licensing fee  (Note 8) ..................................................................            100,000              91,667
  Other ....................................................................................             71,311              77,575
                                                                                                      ---------           ---------
                                                                                                      2,942,179           3,451,807
                                                                                                      ---------           ---------
                                                                                                   $  8,638,983        $  9,785,530
                                                                                                   ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, related party (Note 10) .......................................       $       --          $  1,200,000
  Notes payable, related parties (Note 10) .................................................          1,378,253              58,829
  Notes payable, bank, current portion (Note 11) ...........................................            140,289              37,910
  Accounts payable .........................................................................            718,770             815,631
  Accrued expenses, other ..................................................................            680,318           1,270,682
  Obligations under capital leases, current (Note  12) .....................................            311,679           1,045,726
                                                                                                      ---------           ---------
    Total current liabilities ..............................................................          3,229,309           4,428,778
Convertible notes payable (Note 9) .........................................................               --             2,200,000
Convertible notes payable, related parties, non-current portion (Note 10) ..................               --               640,000
Notes payable, related parties, non-current portion (Note 10) ..............................            578,897              24,371
Notes payable, bank, non-current portion (Note 11) .........................................            475,008             474,678
Obligations under capital leases (Note 12) .................................................            819,943             894,238
                                                                                                      ---------           ---------
    Total liabilities ......................................................................          5,103,157           8,662,065
                                                                                                      ---------           ---------
Commitments and  contingencies (Notes 6, 13 and 20)
Stockholders'  equity (Notes 9, 10 and 14):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
    and outstanding at May 31, 1996 and 1997 ...............................................               --                  --
  Common stock, $.01 par value, 10,000,000 shares authorized at May 31, 1996 and
     20,000,000 shares authorized at May 31, 1997; 5,076,083 and 6,873,296 shares
      issued and outstanding at May 31, 1996 and 1997 ......................................             50,761              68,733
  Additional paid-in capital ...............................................................          7,183,519          11,759,665
  Accumulated deficit ......................................................................         (3,698,454)        (10,704,933)
                                                                                                      ---------           ---------
        Total stockholders' equity .........................................................          3,535,826           1,123,465
                                                                                                      ---------           ---------
                                                                                                   $  8,638,983        $  9,785,530
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


                           GREENMAN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                      YEARS ENDED  MAY 31,
                                                                                                      ---------------------
                                                                                               1995          1996            1997
                                                                                               ----          ----            ----

Cash flows from operating activities:
    Net loss ..........................................................................   $(1,092,006)   $(1,578,321)   $(7,006,479)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Impairment loss ...............................................................          --             --        1,000,000
        Amortization of deferred financing costs ......................................          --             --        1,685,201
        Allowance for uncollectible note receivable ...................................          --             --          150,000
        Depreciation and amortization .................................................       136,617        331,920        555,300
        Common stock warrants and options issued for services .........................          --             --          646,203
        Loss on disposal of property and equipment ....................................         3,557           --             --
        Issuance of common stock for services .........................................        46,045           --             --
        (Increase) decrease in assets:
           Accounts receivable ........................................................      (136,729)       (26,363)        54,611
           Inventory ..................................................................       (58,306)      (198,033)       (28,409)
           Loan receivable, related party .............................................          --         (500,000)       500,000
           Other current assets .......................................................       (60,710)      (161,747)        38,452
           Deferred offering costs ....................................................      (365,028)      (391,595)          --
        Increase (decrease) in liabilities:
           Accounts payable ...........................................................       220,192        (12,784)        96,861
           Accrued expenses ...........................................................       842,195       (151,911)       590,364
                                                                                          -----------    -----------    -----------
               Net cash used for operating activities .................................      (464,173)    (2,688,834)    (1,717,896)
                                                                                          -----------    -----------    -----------
Cash flows from investing activities:


    Acquisition deposit ...............................................................          --             --         (650,000)
    Increase in notes receivable ......................................................       (39,000)      (207,094)          --
    Purchase of property and equipment ................................................       (36,880)    (1,081,862)      (637,944)
    (Increase) decrease in equipment deposits .........................................          --       (1,883,400)        20,689
    Acquisition of  DuraWear, net of cash acquired ....................................          --         (370,027)          --
    (Increase)decrease in other assets ................................................           250       (163,147)        (6,264)
                                                                                          -----------    -----------    -----------
               Net cash used for investing activities .................................       (75,630)    (3,705,530)    (1,273,519)
                                                                                          -----------    -----------    -----------
Cash flows from financing activities:
    Net proceeds from convertible notes payable .......................................          --             --        2,557,019
    Proceeds from notes payable .......................................................       390,054         33,932         46,550
    Repayment of notes payable ........................................................       (39,537)    (1,176,453)      (149,259)
    Proceeds from notes payable, related parties ......................................          --        1,825,000        860,000
    Repayment of notes payable, related parties .......................................          --           (4,233)      (893,950)
    Principal payments on obligations under capital leases ............................      (279,921)      (233,048)      (184,720)
    Net proceeds on sale of preferred stock ...........................................       454,499        600,000           --
    Payments received on stock subscriptions ..........................................       112,683           --             --
    Common stock purchased and retired ................................................       (55,884)       (11,000)          --
    Net proceeds on exercise of common stock options ..................................          --           14,200            336
    Net proceeds from the sale of common stock ........................................          --             --          706,460
    Net proceeds from initial public offering .........................................          --        5,389,360           --
                                                                                          -----------    -----------    -----------
      Net cash provided by financing activities .......................................       581,894      6,437,758      2,942,436
                                                                                          -----------    -----------    -----------
Net increase (decrease) in cash .......................................................        42,091         43,394        (48,979)
Cash and cash equivalents at beginning of year ........................................        67,687        109,778        153,172
                                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ..............................................   $   109,778    $   153,172    $   104,193
                                                                                          ===========    ===========    ===========

Supplemental cash flow information:
    Machinery and equipment acquired under capital leases .............................   $      --      $   453,643    $   993,062
    Common stock issued on conversion of accrued expenses .............................       144,500        500,000          --
    Class A preferred stock issued on conversion of accrued expenses ..................        22,500          --             --
    Common stock issued on conversion of notes payable ................................        40,000         35,000        825,000
    Cancellation of notes receivable, common stock ....................................        87,317          --             --
    Common stock issued for non-competition agreement .................................          --          350,000          --
    Common stock issued upon conversion of preferred stock ............................          --        1,100,000          --
    Value of conversion discounts and warrants issued in connection with convertible
        notes payable .................................................................          --            --         2,417,100
    Interest paid .....................................................................       145,470        314,973        232,987


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


Income Taxes


        Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.


Stock-Based Compensation



        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue to apply the accounting in APB Opinion No. 25 and, as a result , must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair, value-based method of accounting had been applied. The disclosure requirements of this statement are effective for the Company's consolidated financial statements for the year ended May 31, 1997. The pro forma disclosures include the effects of all awards granted after May 31, 1995. (See Note 14).


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



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet, such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income, are components of comprehensive income.

        It is required under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning in the fiscal year ending May 31, 1999.

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.


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


2.      ACQUISITION OF SUBSIDIARY


        On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation. The purchase price consisted of $400,000 in cash from the proceeds of the Company's initial public offering ("IPO") and 75,000 shares of the Company's common stock, valued in the aggregate at $375,000 or $5.00 per share. The acquisition has been accounted for as a purchase and accordingly, the results of operations of DuraWear are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets of DuraWear by approximately $498,000. Goodwill is being amortized over 10 years on a straight line basis. Amortization expense for the years ended May 31, 1996 and 1997 was $33,232 and $49,848, respectively.





                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.      ACQUISITION OF SUBSIDIARY - (CONTINUED)


        In connection with the acquisition, the Company also entered into a three-year non-competition agreement with the former sole stockholder of DuraWear, under which the Company issued 70,000 shares of the Company's common stock valued in the aggregate at $350,000 or $5.00 per share. The amount is being amortized over the term of the agreement on a straight line basis. Amortization expense for the years ended May 31, 1996 and 1997 was $77,778 and $116,667, respectively. The Company also entered into a one-year consulting agreement with the former sole stockholder of DuraWear in consideration for which the Company has paid a total of $20,000.



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


        As a result of the Company's decision to refocus its resources on the opportunities for "high-value-added" crumb rubber, the limitations of the Company's existing cryogenic recycling equipment to produce sufficient quantities of fine mesh crumb rubber, the risks associated with a startup joint venture, and the Company's minority interest in the joint venture, the Company wrote down the carrying value of the equipment to the equipment's estimated liquidation value. Accordingly, the Company recorded a $1,000,000 impairment loss in fiscal 1997 against the Company's deposit on the cryogenic recycling equipment pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This write-down was made at May 31, 1997 even though the Company subsequently contributed the equipment as its capital contribution to a joint venture with the original equipment manufacturer. The manufacturer has agreed to contribute certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise to the joint venture. The original equipment manufacturer has also agreed to refund $300,000 of the equipment deposits during the fiscal year ending May 31, 1998.



        The Company also has $62,711 on deposit towards the purchase of a material handling system which has a total cost of $72,711.

7.      NOTE RECEIVABLE



        In May 1996, the Company loaned $150,000 to Air Fenders, LTD ("Air Fenders") in the form of a three-year loan bearing interest at prime (8.5% at May 31, 1997). Based upon a significant delay in Air Fenders securing sufficient capital and customer orders and the costs associated with Air Fender's decision to transition from in-house manufacturing capabilities to utilizing contract molding vendors, the Company has provided a $150,000 allowance for the potential future uncollectibility of the Air Fenders loan.



8.      LICENSING FEE



        In April 1996, the Company signed a perpetual license agreement with a privately-held R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The Company paid a one-time, $100,000 licensing fee at signing of the agreement and no additional fees are due for the manufacture of the Company's own products. The Company may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The Company is amortizing the license fee over an estimated ten-year useful life of the technology. Amortization expense for the year ended May 31, 1997 was $8,333.



9.    NOTES PAYABLE


 Bridge Financing


        The Company borrowed $233,000 during the period September 1992 to December 1992 from Budra Management Corp. ("Budra"). The unsecured notes payable required interest at a stated annual rate of 10% with principal and interest due on the closing of the Company's IPO and in addition granted Budra 100,000 shares of common stock on the closing of the IPO. The 100,000 shares issued upon the closing of the IPO were valued in the aggregate at $500,000 or $5.00 per share, which was the IPO price of the common stock. Interest expense for the years ended May 31, 1995 and 1996 amounted to $295,445 and $94,419 respectively.



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

Convertible Notes Payable


        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and immediately exercisable one year warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Debentures automatically convert into shares of common stock one year after issuance. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded a deferred charge of approximately $654,000 associated with the 30% discount from market to be realized upon conversion of the Debentures. The Company recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 762,500 shares. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123. These warrants are immediately exercisable at prices ranging from $.05 to $1.25 per share with 600,000 warrants expiring in December 1999 and 450,000 warrants expiring in January 1998. The deferred charges are being amortized to expense over the estimated life of the Debentures. Amortization and interest expense on the Debentures for the year ended May 31, 1997 was $1,396,953.

        As of May 31, 1997, $825,000 of the Debentures had been converted for 1,249,813 shares of the Company's common stock. During the period of June through July 1997, the remaining $700,000 of the Debentures were converted for 1,243,384 shares of the Company's common stock. These shares were registered on Form S-3 which was declared effective in March 1997.

        In  April  1997,  the  Company   concluded  a  $1,500,000   offering  of
convertible   notes  (the  "Notes")  due  eighteen   months  after  closing  and
immediately exercisable two year warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing of the average closing bid prices on the five trading days preceding the date of the April Offering or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such Notes. The Note holders will receive 4,000 shares of the Company's common stock upon conversion in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 154,839 shares of common stock at an exercise price of $.97 per share to the placement agents. The Company has recorded a deferred charge of approximately $643,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 454,839 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. These deferred charges are being amortized to expense over the estimated life of the Notes. As of May 31, 1997, no Notes had been converted. Amortization expense and interest expense on the Notes for the year ended May 31, 1997 was $323,742. Pursuant to the terms of the Notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the Notes, the shares issuable in payment of interest on the Notes and shares issuable upon exercise of the warrants to purchase 454,839 shares of common stock. If the Form S-3 is not declared effective by the Securities and Exchange Commission ("SEC") within sixty days after the April Offering closing the Company is required to pay the investors
 .25% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 is declared effective. The Form S-3 has not yet been declared effective by the SEC.




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


        On June 30, 1997, the Company received a 90 day extension of the note and a waiver allowing it to contribute its cryogenic tire recycling equipment into the joint venture (See Note 6) in return for granting the holder registration rights for the shares of common stock underlying the note, accrued interest and the 300,000 warrants granted in 1996.

Convertible Notes Payable, Related Parties, Non-current


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


        On May 30, 1997, the Company refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued the officers 10% convertible notes, due October 30, 1998 in the aggregate principal amount of $640,000 and warrants to purchase 128,000 shares of common stock at an exercise price of $.88 per share. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding May 30, 1997 or 70% of the average closing bid price on the five trading days preceding the date of the conversion of such notes. The Company has recorded a deferred charge of approximately $274,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $11,500 in connection with the issuance of the warrants to purchase 128,000 shares of common stock in accordance with SFAS No. 123. These deferred charges are being amortized to expense over the estimated life of the notes. Interest expense for the years ended May 31, 1996 and 1997 was $1,600 and $54,304, respectively.


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


        At May 31, 1997, the Company was five months past due on several injection molding equipment leases and pursuant to the terms of the leases is in default. Past due principal payments at May 31, 1997 amounted to $138,740. Accordingly, the lessor has the right to demand the payment of all amounts due under the past due lease agreements. The Company is currently working with the lessor to pay the past due amounts and has not received notification of the lessor's intent to exercise any of the default remedies available. As a result of the default, the Company has classified all payments due under the affected leases as current liabilities at May 31, 1997.



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


Shredded Tire Supply Agreement



        On December 14, 1995, the Company also entered into a five-year supply agreement with BTG whereby the Company was obligated to accept, on a "take-or-pay" basis, a minimum of approximately 32,000 tons of shredded waste tire material per year starting October 1, 1996 at a base price of $37.50 per ton. Due to the delay in crumb rubber production at the Company's Georgia tire recycling facility, BTG agreed to: (1) reduce the Company's "take or pay" obligation to 7,050 tons of tire material for the period of March 1, 1996 to September 30, 1996; and (2) reduce the per ton charge by 50% from October 1, 1996 through June 30, 1997. The Company is obligated to pay for the higher of :
(1) the number of tons of crumb rubber produced at the Company's recycling facility; or (2) 75% of the amount of material accepted, as determined on a monthly basis. This agreement was terminated as a result of the Company's acquisition of BTG. (See Note 20).





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


        In December 1996, the Company entered into a three-year employment agreement with its President of Recycling Operations at $125,000 per annum. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for the payment of twelve months salary as a severance payment for termination without cause.


Rental Agreements


        On September 30, 1994, the Company extended its lease for its Arkansas manufacturing and office space to May 31, 1997 at a monthly rental of $5,325. Rent expense was approximately $64,000 for each the years ended May 31, 1995, 1996 and 1997, respectively. The lease expired on May 31, 1997 and the Company is in the process of re-negotiating the lease and is currently a tenant-at-will.


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


        Under the Plan, the Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the Plan. Stock options under the Plan are summarized as follows:


                                                                        YEARS ENDED MAY 31,
                                                ---------------------------------------------------------------
                                                     1995                 1996                    1997
                                                -----------------    -----------------        -----------------
                                                         WEIGHTED             WEIGHTED                 WEIGHTED
                                                          AVERAGE              AVERAGE                  AVERAGE
                                                         EXERCISE             EXERCISE                 EXERCISE
                                                SHARES      PRICE    SHARES      PRICE        SHARES      PRICE
                                                ------      -----    ------      -----        ------      -----
  Outstanding at beginning of year             224,000      $ .14   279,000    $   .19       377,500      $1.29
  Granted                                       60,000        .41   170,000       3.38       669,800       1.60
  Canceled                                      (5,000)       .27   (46,500)      2.65      (328,200)      2.98
  Exercised                                         --         --   (25,000)       .28        (2,400)       .14
                                              --------              -------                  -------
  Outstanding at end of year                   279,000        .19   377,500       1.29       716,700        .81
                                               =======              =======                  =======
  Exercisable at end of year                    58,300        .14    91,500        .16       137,500        .17
                                               =======              =======                  =======
  Reserved for future grants at end of year    131,000              597,500                  255,900
                                               =======              =======                  =======

Weighted average fair value of options                       N/A               $.83                   $.27
   granted during the period



        Information pertaining to options outstanding under the Plan at May 31, 1997 is as follows:


                                                   Options Outstanding                     Options Exercisable
                                                   -------------------                     -------------------
                                                         Weighted
                                                         Average            Weighted                      Weighted
                                                         Remaining          Average                        Average
    Exercise                                Number       Contractual        Exercise      Number          Exercise
     Prices                                Outstanding      Life              Price     Exercisable         Price
     ------                                -----------      ----              -----     -----------         -----

     $ .09                                  166,200         4.0             $   .09       99,000            $ .09
     $ .27 - $.29                            64,000         7.0                 .28       34,000              .28
     $ 1.00                                   7,500         7.6                1.00        4,500             1.00
     $ 1.13                                 479,000         9.6                1.13           --               --
                                            -------                                      -------
                                            716,700         8.0                 .81      137,500              .17
                                            =======                                      =======


Non -Employee Director Stock Option Plan


        On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders approved the Director Plan on June 7, 1996. The Board of Directors has reserved 300,000 shares of common stock for issuance and as of May 31, 1997, options to purchase 30,000 shares of common stock, at prices ranging from $3.38 to $4.50 per share, have been granted under the Director Plan.




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



        In January 1996, the Company granted non-qualified stock options to purchase 250,000 shares of common stock which are exercisable at prices ranging from $3.75 to $6.75. As of May 31, 1997, 150,000 have expired and 100,000 of these options were exercisable through April 1998 at prices ranging from $3.75 to $4.75 per share.



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

        During the period of February 1996 to June 1996, the Company granted 300,000 warrants in connection with certain borrowings (See Note 10). During June 1996, the Company granted warrants to purchase 981,233 shares of common stock at exercise prices ranging from $3.00 to $3.88 per share through June 2001. On December 30, 1996, 681,233 of the original 981,233 warrants were repriced to $1.13 per share. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $.28 per share.


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


        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended May 31, 1996 and 1997,respectively; dividend yield of 0%; risk-free interest rate of 5.5% and 5.5%; expected volatility of 20% and expected lives of 1 year.

        Weighted average assumptions used in valuing stock options issued outside of the plans during the year ended May 31, 1996 and 1997,respectively were dividend yield of 0%; risk-free interest rate of 5.5% and 5.5%; expected volatility of 20% and 20%; expected lives of 1 year.


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
          Warrants issued on conversion of preferred stock....... 1,300,000
          Convertible debentures and notes....................... 5,832,000
          Stock option plans..................................... 1,272,600
          Other stock options.................................... 1,727,500
          Other warrants......................................... 4,268,572
                                                                  ---------
                                                                 15,885,672
                                                                 ==========

        The number of shares of common stock reserved in connection with the convertible debentures and notes are subject to adjustment. (See Notes 9 and 10).

        Approximately 3,765,000 of the shares of common stock reserved above are not issuable at May 31, 1997 pursuant to the terms of certain of the convertible notes, warrants and options referred to in the above table.



                           GREENMAN TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




15.     SEGMENT INFORMATION



        The Company has three principal operating groups: the injection molding group, the rubber recycling group and the industrial materials group. The injection molding group provides injection molding services to customers' specifications in the production of plastic and thermoplastic rubber parts. These customers are primarily located in the State of Arkansas. The rubber recycling group was established to identify processing techniques and alternative lower-cost sources of supply of crumb rubber and plastic waste for recycling and to develop rubber and plastic based end-products. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. During the year ended May 31, 1995, the Company operated solely in the injection molding industry. Information with respect to industry segments is as follows:


                                              As of or for the Year Ended May 31, 1997
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




                                              As of or for the Year Ended May 31, 1996
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

20.     SUBSEQUENT EVENTS

        On June 30, 1997, GreenMan Acquisition Corporation ("GAC"), a wholly-owned subsidiary of the Company acquired all of the capital stock of each of BFI Tire Recyclers of Minnesota, Inc. ("BTM"), a wholly-owned subsidiary of Browning-Ferris Industries of Minnesota, Inc. ("BFIM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), a wholly-owned subsidiary of Browning -Ferris Industries of Georgia, Inc. ("BFIG") (the "Acquisition"). The Company was also granted an exclusive option to purchase certain assets (including certain contract rights) of BFI's Ford Heights, Illinois tire recycling operation. BFIG and BFIM are both wholly-owned subsidiaries of Browning Ferris Industries, Inc. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively and, together with the Company's existing rubber recycling group will constitute the Company's Recycling division. As a result of the Acquisition, the Company's obligations under the Shredded Tire Supply agreement and facility lease were eliminated. (See Note 13).


        The Company paid approximately $5,331,000 for the Acquisition of which $650,000 has been paid to BFI at May 31, 1997 as a deposit and the balance was financed by a short-term note, at an interest rate of prime plus 2% (10.5% at June 30, 1997) from BFI to GAC, which loan must be repaid by September 30, 1997. The repayment of such note is guaranteed by the Company and is secured by all of the assets acquired and by a pledge by GAC of all of the capital stock of BTG and BTM. The Company anticipates refinancing such loans prior to maturity but has not yet received any commitments. No assurances can be given that such financing will be concluded prior to the maturity, if at all.





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




              SIGNATURE                                TITLE(S)                              DATE
              ---------                                --------                              ----
       /s/ Maurice E. Needham               Chairman of the Board                       October 17, 1997
       ----------------------
         Maurice E. Needham

         /s/ Robert H. Davis                Chief Executive Officer and Director        October 17, 1997
         -------------------
           Robert H. Davis

         /s/ James F. Barker                President and Director                      October 17, 1997
         -------------------
           James F. Barker

       /s/ Joseph E. Levangie               Chief Financial Officer and Director        October 17, 1997
       ----------------------                 (Principal Financial Officer and
         Joseph E. Levangie                       Principal Accounting Officer)


        /s/ Robert D. Maust                 Vice President of Operations and Director   October 17, 1997
        --------------------
           Robert D. Maust


          /s/ Lew F. Boyd                   Director                                    October 17, 1997
          ----------------
             Lew F. Boyd


