Form 10-Q
period 1997-11-30
GREENMAN TECHNOLOGIES INC
filed 1998-01-20
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended  November  30, 1997          Commission File Number   1-13776

                           GreenMan Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)




               Delaware                               71-0724248
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                 7 Kimball Lane, Building A, Lynnfield, MA 01940
               (Address of principal executive offices) (Zip Code)



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


                                    Yes  X           No___


               Number of shares outstanding as of January 19, 1998

                 Common Stock, $.01 par value, 10,821,036 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                November 30, 1997

                                Table of Contents

                                                                                                                      Page

                                    PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements (*)

           Unaudited Condensed Consolidated Balance Sheets as of  May 31, 1997 and November 30, 1997                   3

           Unaudited Condensed Consolidated  Statements of Loss for the three and six months ended
                  November 30, 1996 and 1997                                                                           4

           Unaudited Condensed Consolidated Statement of Changes in Stockholder's Equity for six months
                  ended November 30, 1997                                                                              5

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
                  November 30, 1996 and 1997                                                                         6-7

           Notes to Unaudited Condensed Consolidated Financial Statements                                           8-12


Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     13-17



                                    PART II - OTHER INFORMATION

Item 1.             Legal Proceedings                                                                                 18

Item 2.             Changes in Securities                                                                             18

Item 3.             Defaults Upon Senior Securities                                                                   18

Item 4.             Submission of Matters to a Vote of Security Holders                                               18

Item 5.             Other Information                                                                                 18

Item 6.             Exhibits and Reports on Form 8-K                                                                  18

           Signatures                                                                                                 19

* The financial information at May 31, 1997 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                                            GreenMan Technologies, Inc.
                                  Unaudited Condensed Consolidated Balance Sheets
                                                                                          May 31,      November 30,
                                                                                           1997           1997
                                                                                           ----           ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                           $    104,193    $    859,794
  Accounts receivable, trade, less allowance for doubtful accounts of $23,772 and
    $89,760 as of May 31, 1997 and November 30, 1997                                       550,644       1,672,964
  Inventory                                                                                553,688         712,970
  Other current assets                                                                     204,155         841,586
                                                                                      ------------    ------------
        Total current assets                                                             1,412,680       4,087,314
                                                                                      ------------    ------------
Property, plant and equipment, at cost (Note 3):
     Land                                                                                  223,785         857,482
     Buildings                                                                             910,400       2,481,983
     Machinery and equipment                                                             3,545,573       8,626,654
     Furniture and fixtures                                                                 89,792         115,177
     Motor vehicles                                                                         64,822       1,717,139
     Leasehold improvements                                                                975,116         131,538
                                                                                      ------------    ------------
                                                                                         5,809,488      13,929,973
       Less accumulated depreciation and amortization                                     (888,445)     (1,289,789)
                                                                                      ------------    ------------
                                                                                         4,921,043      12,640,184
                                                                                      ------------    ------------
Other assets:
  Equipment deposits (Note 5)                                                              862,711          72,711
  Acquisition deposit (Note 3)                                                             650,000            --
  Deferred financing costs (Notes 6 and 7)                                               1,198,899         458,990
  Goodwill, net                                                                            415,398         490,474
  Non-competition agreement, net                                                           155,557          97,222
  Licensing fee                                                                             91,667          86,669
  Investment in joint venture (Note 5)                                                        --           400,000
  Other                                                                                     77,575         133,993
                                                                                      ------------    ------------
                                                                                         3,451,807       1,740,059
                                                                                      ------------    ------------
                                                                                      $  9,785,530    $ 18,467,557
                                                                                      ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible note payable,related party (Note 7)                                     $  1,200,000    $  1,000,000
  Notes payable, related parties                                                            58,829          52,313
  Notes payable, bank, current portion                                                      37,910          85,372
  Notes payable, current portion (Note 3)                                                     --         4,346,875
  Accounts payable                                                                         815,631       1,558,907
  Accrued expenses, other                                                                1,270,682       2,225,020
  Obligations under capital leases, current (Notes 3 and 8)                              1,045,726       2,012,287
                                                                                      ------------    ------------
    Total current liabilities                                                            4,428,778      11,280,774
Convertible notes payable (Note 6)                                                       2,200,000       1,114,000
Convertible notes payable, related parties, non-current portion (Note 7)                   640,000       1,026,000
Notes payable, related parties, non-current portion                                         24,371            --
Notes payable, bank, non-current portion                                                   474,678         498,235
Notes payable, non-current portion (Note 3)                                                   --            76,582
Obligations under capital leases (Notes 3 and 8)                                           894,238       2,932,192
                                                                                      ------------    ------------
     Total liabilities                                                                   8,662,065      16,927,783
                                                                                      ------------    ------------
Stockholders' equity (Note 6):
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
    and outstanding                                                                           --              --
  Common stock, $.01 par value, 20,000,000 shares authorized; 6,873,296 and
   9,875,782 shares issued and outstanding at May 31, 1997 and November 30, 1997            68,733          98,758
  Additional paid-in capital                                                            11,759,665      14,228,492
  Accumulated deficit                                                                  (10,704,933)    (12,787,476)
                                                                                      ------------    ------------
        Total stockholders' equity                                                       1,123,465       1,539,774
                                                                                      ------------    ------------
                                                                                      $  9,785,530    $ 18,467,557
                                                                                      ============    ============
 See accompanying notes to unaudited condensed consolidated financial statements.

                                         GreenMan Technologies, Inc.
                             Unaudited Condensed Consolidated Statements of Loss


                                                      Three Months Ended           Six Months  Ended
                                                          November 30,                November  30,
                                                   --------------------------   ---------------------------
                                                      1996           1997           1996           1997
                                                      ----           ----           ----           ----


Net sales                                          $   796,141    $ 3,389,338    $ 1,683,007    $ 6,104,668
Cost of sales                                          728,508      2,511,936      1,454,547      4,493,673
                                                   -----------    -----------    -----------    -----------
Gross profit                                            67,633        877,402        228,460      1,610,995
                                                   -----------    -----------    -----------    -----------
Operating expenses:
    Research and development                            50,321         56,735        117,406        139,050
    Selling, general and administrative                807,551      1,178,028      2,037,697      2,017,510
                                                   -----------    -----------    -----------    -----------
        Total operating expenses                       857,872      1,234,763      2,155,103      2,156,560
                                                   -----------    -----------    -----------    -----------
Operating loss                                        (790,239)      (357,361)    (1,926,643)      (545,565)
                                                   -----------    -----------    -----------    -----------
Other income (expense):
    Interest and financing costs (Notes 6 and 7)       (84,307)      (621,861)      (179,605)    (1,525,114)
    Other, net                                         (17,815)        (3,580)       (51,093)       (11,864)
                                                   -----------    -----------    -----------    -----------
        Other income (expense), net                   (102,122)      (625,441)      (230,698)    (1,536,978)
                                                   -----------    -----------    -----------    -----------
Net loss                                           $  (892,361)   $  (982,802)   $(2,157,341)   $(2,082,543)
                                                   ===========    ===========    ===========    ===========

Net loss per share (Note 2)                        $      (.16)   $      (.12)   $      (.41)   $      (.26)
                                                   ===========    ===========    ===========    ===========
Shares used in calculation of net loss per share     5,471,977      8,479,936      5,273,250      8,071,177
                                                   ===========    ===========    ===========    ===========



              See accompanying notes to unaudited condensed consolidated financial statements.


                                                        GreenMan Technologies, Inc.
                              Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity
                                                             November 30, 1997



                                                    Common Stock            Additional
                                              ----------------------         Paid-in    Accumulated
                                              Shares          Amount        Capital       Deficit          Total
                                              ------          ------        -------       -------          -----

Balance, May 31, 1997                        6,873,296   $     68,733   $ 11,759,665   $(10,704,933)   $  1,123,465
Shares issued on conversion
    of notes  payable and
    accrued interest                         2,055,476         20,555      1,304,496           --         1,325,051
Fair value of warrants
      issued  in June and July
      1997  convertible debt offering
       under SFAS 123                             --             --            7,800           --             7,800
Fair value of conversion discount on
    convertible notes payable issued
    in June and July 1997                         --             --          166,001           --           166,001
Shares issued on exercise of  stock
      warrants                                 180,000          1,800        223,200           --           225,000
Shares issued for purchase of
      Cryopolymers, Inc.                       767,010          7,670        736,330           --           744,000
Fair value of warrants
      issued for the purchase
      of Cryopolymers, Inc. under
    SFAS 123                                      --             --           31,000           --            31,000
Net loss for the six months ended
      November 30, 1997                           --             --             --       (2,082,543)     (2,082,543)

Balance, November 30, 1997                   9,875,782   $     98,758   $ 14,228,492   $(12,787,476)   $  1,539,774
                                          ============   ============   ============   ============    ============



              See accompanying notes to unaudited condensed consolidated financial statements.



                                GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Statements of Cash Flows


                                                               Six  Months Ended November 30,
                                                               ------------------------------
                                                                    1996           1997
                                                                    ----           ----
Cash flows from operating activities:
    Net loss                                                    $(2,157,341)   $(2,082,543)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Amortization of deferred financing costs                       --          933,971
        Depreciation and amortization                               265,088        549,601
        Common stock warrants and options issued for services
          rendered                                                  285,203           --
        Common stock issued for accrued interest                       --           39,051
        Decrease (increase) in assets:
           Accounts receivable                                      211,706        (34,995)
           Inventory                                                202,191        (47,012)
           Other current assets                                     165,089        (62,598)
        (Decrease) increase in liabilities:
           Accounts payable                                        (114,362)       715,090
           Accrued expenses                                         223,816        901,253
                                                                -----------    -----------
               Net cash (used for) provided by operating
                  activities                                       (918,610)       911,818
                                                                -----------    -----------
Cash flows from investing activities:
    Increase in notes receivable                                   (100,000)          --
    Repayment of loan receivable                                    500,000           --
    Purchase of property and equipment                             (155,093)      (549,303)
    Deposit on equipment                                            (20,000)        90,000
    Cash acquired upon purchase of Cryopolymers, Inc.                  --          117,064
    (Increase) decrease in other assets                               3,619        (56,418)
                                                                -----------    -----------
               Net cash provided by(used for) investing
                  activities                                        228,526       (398,657)
                                                                -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                      46,550         99,380
    Repayment of notes payable                                      (86,634)      (385,777)
    Proceeds from notes payable related parties                     650,000        386,000
    Repayment of notes payable related parties                     (507,823)       (30,887)
    Principal payments on obligations under capital leases         (157,844)       (51,276)
    Net proceeds on exercise of common stock warrants                   337        225,000
    Net proceeds on sale of common stock                            715,965           --
                                                                -----------    -----------
      Net cash provided by financing activities                     660,551        242,440
                                                                -----------    -----------
Net (decrease) increase in cash                                     (29,533)       755,601
Cash and cash equivalents at beginning of period                    153,172        104,193
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $   123,639    $   859,794
                                                                ===========    ===========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases       $   124,500    $ 3,055,791
     Common stock issued upon conversion of notes payable
         and accrued interest                                          --        1,325,051
      Interest paid                                                  66,058         96,681




      See accompanying notes to unaudited condensed consolidated financial statements.

                                       6

                                            GreenMan Technologies, Inc.
                                       Consolidated Statements of Cash Flow
                                                    (Concluded)


Supplemental Schedule of Non-cash Investing and Financing Activities

On June 30, 1997, the Company purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

Fair value of assets acquired                                       $ 5,472,910
Fair value of liabilities assumed                                       141,394
                                                                    -----------
Fair value of net assets acquired                                     5,331,516
Acquisition deposit                                                    (650,000)
Note payable issued                                                 $ 4,681,516
                                                                    ===========


On  November  19,  1997,   Company   purchased  all  of  the  capital  stock  of
Cryopolymers, Inc. as follows:

Fair value of assets acquired                                      $ 1,016,597
Fair value of liabilities assumed                                      341,597
                                                                   -----------
Fair value of net assets acquired                                      675,000
Common stock Issued                                                   (744,000)
      Value ascribed to warrants issued under SFAS 123                 (31,000)
                                                                   -----------
Excess of cost over fair value of net assets                       $   100,000
                                                                   ===========


         In addition, during the six months ended November 30, 1997, $100,000 of equipment deposits was reclassified to property, plant and equipment, $200,000 of equipment deposits to other current assets and $400,000 to investment in joint venture.








           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                November 30, 1997

1.       Business

         The Company develops, manufactures and markets custom molded plastic parts. The Company is also developing low-cost sources of crumb rubber recovered from discarded automobile and truck tires and the consumer products to be manufactured from these recycled materials.

         The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

         On June 30, 1997, the Company acquired all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively.

         On November 19, 1997, the Company acquired all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber. The Company intends to rename Cryopolymers as GreenMan Technologies of Louisiana, Inc. and together with the Company's existing rubber recycling operations will constitute the Company's tire recycling operations. (See Note
3).

2.       Basis of Presentation

         The consolidated financial statements include the results of the Company, DuraWear and GreenMan Acquisition Corporation ("GAC") for the six months ended November 30, 1997, GMTM and GMTG from July 1, 1997 to November 30, 1997 and Cryopolymers since November 19, 1997. All significant intercompany accounts and transactions are eliminated in consolidation.

         The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1997 included in the Company's Form 10-KSB/A1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3.       Acquisition of Subsidiaries

         On June 30, 1997, GAC, a wholly-owned subsidiary of the Company acquired all of the capital stock of BTM and of BTG, (renamed "GMTM" and "GMTG" respectively), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. ("BFI") and whose business is scrap tire collection and processing. The Company was also granted an exclusive option to purchase certain assets and agreements of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually. As a result of the acquisition, the Company's obligations under the December 14, 1995 Put-or-Pay/Take-or-Pay agreement for tire chips and facility lease were eliminated.

         The Company agreed to a pay $5,331,517 for all of the outstanding capital stock of BTM and BTG of which $650,000 had been previously paid to BFI as a deposit and the balance of $4,681,517 was financed by a short-term note, at an interest rate of 10% from BFI to GAC, which loan was originally due and payable on September 30, 1997. The repayment of such note is guaranteed by the Company and is secured by all of BTM

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                November 30, 1997

3.       Acquisition of Subsidiaries - (Continued)

and BTG's assets and by a pledge by GAC of all of the capital stock of BTG and BTM. In October 1997, the Company, GAC and BFI entered into a forbearance agreement pursuant to which GAC agreed to pay $2,000,000 on or before November 6, 1997 and to pay the balance under the note on or before December 6, 1997. The Company paid $350,000 to BFI in November and an additional $750,000 in December (See Note 9) and has received a commitment letter from a third party lender to provide permanent asset-based debt financing necessary to repay the amounts owed to BFI. The Company anticipates closing this financing prior to the end of February 1998.

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

                                          Three  Months Ended            Six  Months Ended
                                                November 30,                 November 30,
                                       --------------------------    -------------------------
                                            1996          1997            1996          1997
                                            ----          ----            ----          ----

Revenue                                $ 3,731,330    $ 3,389,338    $ 6,811,261    $ 6,855,201
Net Loss                                  (508,237)      (974,327)    (1,376,559)    (2,064,359)
Net Loss per Weighted  Average Share         ($.10)         ($.11)         ($.26)         ($.26)

         On November 19, 1997, the Company acquired all of the outstanding common stock of Cryopolymers, Inc., ("Cryopolymers") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) $550,000 in shares of common stock based upon the closing bid price the day prior to closing; (2) 200,000 shares of common stock, valued at $194,000 or $.97 per share; (3) warrants to purchase 1,200,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $3.00 to $7.00 per share; and (4) additional warrants to purchase 100,000 shares of common stock exercisable at $.97 per share for a period of five years and vesting 25% immediately and 25% each successive six month period. The Company has determined the total purchase price to be $775,000 based upon a $.97 closing price of the common stock prior to the closing and a $31,000 value ascribed to the 1,300,000 warrants issued pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

         The acquisition has been accounted for as a purchase and accordingly, the net assets of Cryopolymers are included in the consolidated financial statements since November 19, 1997. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets of Cryopolymers by $100,000. Goodwill is being amortized over 10 years on a straight line basis.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                November 30, 1997

4.       Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares outstanding during the period.

5.       Joint Venture

         On August 26, 1997, the Company finalized the formation of a joint venture ("the joint venture") between the Company and Crumb Rubber Technologies, Inc. of Jamaica, New York ("CRT"), to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company has contributed it's investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.

         Pursuant to the terms of the joint venture agreement, CRT is required to return $300,000 of equipment deposits previously made by the Company towards the purchase of additional cryogenic crumb rubber equipment. The Company received the first $100,000 installment in September 1997. The remaining balance is to be repaid over a six month period.

6.       Convertible Notes Payable

         In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and warrants to purchase 762,500 shares of common stock (the "January Offering") at an exercise price of $1.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The Company has recorded a deferred charge of approximately $654,000 associated with the impact of the 30% discount from market to be realized upon conversion of the debentures. The Company recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 762,500 shares. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 1,050,000 shares of common stock to the placement agents in accordance with SFAS No. 123. At November 30, 1997, all Debentures had been converted into 2,493,201 shares of the Company's common stock and all deferred charges had been amortized to expense. As of November 30, 1997, investors from the January Offering had exercised 180,000 warrants resulting in net proceeds to the Company of $225,000.

         In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes') due eighteen months after closing and warrants to purchase 300,000 shares of common stock (the "April Offering") at exercise prices ranging from $.97 to $1.05. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of the Notes upon conversion. Upon conversion, the note holders receive 4,000 shares of the Company's common stock in lieu of interest for each $100,000 converted. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                November 30, 1997


6.       Convertible Notes Payable -(Continued)

approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 154,839 shares of common stock at an exercise price of $.97 per share to the placement agents. The Company recorded a deferred charge of approximately $643,000 associated with the impact of the 30% discount from market to be realized upon conversion of the Notes. The Company also recorded deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 454,839 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. These deferred charges are being amortized over the estimated life of the notes. As of November 30, 1997, $386,000 of the notes had been converted into 589,403 shares of common stock including 15,440 shares associated with accrued interest.

         Pursuant to the terms of the notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the notes, payment of interest and upon exercise of the warrants to purchase 454,839 shares of common stock. Effective July 1997, the Company is required to pay the investors 2.5% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 is declared effective. The Form S-3 was declared effective by the Securities and Exchange Commission on November 12, 1997. At November 30, 1997 the Company has recorded $162,500 of additional financing costs pursuant to these terms.

7.       Notes Payable, Related Parties

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding the closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes. The Company recognized a deferred charge of $166,002 associated with the impact of the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to the officers to purchase 77,200 shares of common stock in accordance with SFAS No. 123.

         On November 25, 1997, Palomar Medical Technologies, Inc. ("Palomar") converted $200,000 of principal and $22,685 of accrued interest into 222,685 shares of common stock pursuant to the terms of its $1,200,000 convertible note payable. In January 1998, Palomar converted an additional $200,000 of principal and $25,452 of accrued interest into 225,452 shares of common stock. The Company has received an extension until January 31, 1998 to pay the remaining balance of the convertible note.

8.       Capital Leases

         At November 30, 1997, the Company was eight months past due on amounts due under its injection molding equipment leases. Past due principal payments at November 30, 1997 amounted to $314,000. Accordingly, the lessor has the right to demand the payment of all amounts due under the past due lease agreements. The Company is currently negotiating new payment terms with the lessor for past due amounts (See Note 9) and as of January 16, 1998 has not received notification of the lessor's intent to exercise any of the default remedies available. As a result of the default, the Company has classified all payments due under the affected leases as current liabilities at November 30, 1997.

         Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement with Cryopolymer's Leasing, Inc., a former stockholder of Cryopolymers. Under the terms of the agreement, Cryopolymers will pay $25,500 per month rental plus an additional rent of $100,000 per year for the first six years of the agreement to be payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease has been classified as a capital lease at November 30, 1997 and has a value of $3,063,000.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                November 30, 1997



9.       Subsequent Events

Shutdown of Injection Molding Operations

         The Company has determined that it will discontinue operations at its Malvern, Arkansas facility (the "facility'). The facility is engaged in providing injection molding manufacturing services to customer specifications ("Contract/Custom molding") in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories.

         During the year ended May 31, 1997, the facility's revenues totaled $1,936,450 and had net losses totaling $589,094. For the three and six months ended November 30, 1997, the facility's revenues were $327,760 and $895,831, respectively and the facility's net losses were $297,536 and $444,570, respectively. For the three and six months ended November 30, 1996, the facility's revenues were $227,461 and $645,922, respectively and the facility had net losses of $215,325 and $439,083, respectively. For the year ended May 31, 1997 and the three and six months ended November 30, 1997, the facility's revenues represented 48%, 10% and 15% , respectively of consolidated revenue and 38%, 30% and 21% of the Company's consolidated net loss. At May 31, 1997 and November 30, 1997, the facility's assets totaled $3,411,979 and $3,055,558, respectively, and represented 45% and 17% of consolidated assets.

         The Company is currently exploring several alternatives with respect to the facility: (1) the sale of the entire operation; (2) the contribution of the facility's assets into a joint venture; or (3) the relocation of a portion of the facility's assets to other Company locations and the sale of any remaining assets. The Company is currently in discussions with several parties regarding one or more of the following alternatives; however, it has not reached any understandings or agreements with any party.

         The Company has not adopted a formal plan to dispose of the facility and as a result, is unable to ascertain the financial impact on disposal of the assets.

Convertible Notes Payable

         In December 1997, the Company received $1,600,000 in an offering of 8% convertible debentures and warrants to purchase 160,000 shares of common stock (the "December Offering") at an exercise price of $.69 per share. The Company received a commitment from the December Offering investors for up to an additional $2,000,000 of financing under similar terms for a period of 12 months following the December Offering closing. The debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the December Offering closing or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. The debentures automatically convert into shares of common stock upon maturity.

         The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding loan payable for the purchase of GMTM and GMTG. The Company has recorded a deferred charge of approximately $533,000 associated with the impact of the 25% discount from market to be realized upon conversion of the debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 320,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the debentures.

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

Overview

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was formed to primarily develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable.

         The Company's Molding operation (the "Molding operation"), located in Malvern, Arkansas, provided injection molding manufacturing services to customers' specifications in the production of plastic and thermoplastic rubber parts. The facility also conducted research and development on the Company's GreenMan Environmental Materials ("GEM") Stock and tested the use of these materials in the manufacture of a variety of potential products. As discussed in
Note 9, the Company has decided effective December 31, 1997 to discontinue operations at the Malvern facility. Management believes that third party contract manufacturers can provide the Company with equivalent injection molding capabilities at equal or less cost.

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear which is located in Birmingham, Alabama, manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk material handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation..

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

         On November 19, 1997, the Company acquired all of the outstanding common stock of Cryopolymers, Inc., ("Cryopolymers") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The Company has targeted several markets with products incorporating significant amounts of recovered crumb rubber and plastic waste, including the building industry (with anti-fatigue floor mats, roofing products, and timbers); the lawn and garden market (with landscape timbers); the consumer products market (with trash containers, recycling totes, and storage containers); and the transportation industry (with rubber modified asphalt, nose cones, barriers, railroad ties and railway crossing mats).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended November 30, 1997 Compared to the Three Months ended November 30, 1996

         Net sales for the three months ended November 30, 1997 were $3,389,338 as compared to $796,141 for the three months ended November 30, 1996. The increase of $2,593,197 or 326% was primarily due to the inclusion of revenues from GMTM and GMTG which collectively totaled $2,333,716.

         Gross profit for the three months ended November 30, 1997 was $877,402 or 26% of net sales as compared to $67,633 or 8% of net sales for the three months ended November 30, 1996. The improvement in gross profit was primarily due to the inclusion of GMTM and GMTG operations which averaged 27% of revenues and gross profits from DuraWear's operations which generated a 53% gross margin. Also contributing to the improvement in gross profit was the elimination of the Company's "take or pay" tire chip obligation (as a result of the GMTG acquisition) which expense totaled $112,500 during the three months ended November 30, 1996. These collective increases offset a gross loss of $125,045 associated with the Company's molding operations during the three months ended November 30, 1997.

         Research and development expenditures were $ 56,735 for the three months ended November 30, 1997 as compared to $50,321 for the same period in 1996. The increase is attributable to the Company's continued research and development efforts in identifying applications for ultra-fine mesh crumb rubber.

         Selling, general and administrative expenses were $1,178,028 for the three months ended November 30, 1997, or 35% of sales as compared to $807,551, or 101% of sales, for the same period in 1996. The increase of $370,477 was primarily attributable to the inclusion of GMTM and GMTG's collective operating expenses of $303,963 and increased professional expense associated with the GMTM and GMTG acquisition.

         As a result of the foregoing, the operating loss for the three months ended November 30, 1997 decreased by $432,878 to $357,361 or 11% of sales as compared to an operating loss of $790,239, or 99% of sales for the comparable period in 1996. Approximately $258,000 of the operating loss for the three months ended November 30, 1997 was attributable to the Company's molding operations which were discontinued effective December 31, 1997.

         Interest and financing costs increased by $537,554 to $621,861 due to increased borrowings related to the issuance of $3,665,000 in convertible debentures during fiscal 1997 and an additional $386,000 in fiscal 1998 and the inclusion of $124,313 of interest owed on the note payable to BFI. Approximately $287,398 of the increase is associated with the impact of amortizing the 30% discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized $87,500 of additional financing costs pursuant to the terms of the debentures as a result of the delay in registering under the Securities Act of 1933 the common stock issuable upon conversion of the debentures issued in the April 1997 offering.

         The Company experienced a net loss of $982,802, or $.12 per share for the quarter ended November 30, 1997 as compared to a net loss of $892,361, or $.16 per share for the quarter ended November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months ended November 30, 1997 Compared to the Six Months ended November 30, 1997

         Net sales for the six months ended November 30, 1997 were $6,104,668 as compared to $1,683,007 for the six months ended November 30, 1996. The increase of $4,421,661 or 263% is due to the inclusion of revenues from GMTM and GMTG which collectively totaled $3,995,381 and a $75,842 increase in DuraWear's revenue.

         Gross profit for the six months ended November 30, 1997 was $1,610,995 or 26% of net sales as compared to $228,460 or 14% of net sales for the six months ended November 30, 1996. The improvement in gross profit was primarily due to the inclusion of GMTM and GMTG operations which averaged 29% of revenues and gross profits from DuraWear's operations which generated a 51% gross margin. Also contributing to the improvement in gross profit was the elimination of the Company's "take or pay" tire chip obligation (as a result of the GMTG acquisition) which expenses totaled $225,000 during the six months ended November 30, 1996. These collective increases offset a negative gross profit of $113,587 associated with the Company's molding operations during the six months ended November 30, 1997.

         Research and development expenditures were $ 139,050 for the six months ended November 30, 1997 as compared to $117,406 for the same period in 1996. The increase is attributable to the Company's continued research and development efforts in identifying applications for ultra-fine mesh crumb rubber.

         Selling, general and administrative expenses decreased $20,187 to $2,017,510 for the six months ended November 30, 1997 as compared to $2,037,697 for the same 1996 period. The results for the six months ended November 30, 1997 reflect $492,721 of expenses associated with the inclusion of GMTM and GMTG since July 1, 1997 and increased professional expenses associated with the acquisition. This increase was offset by the elimination of approximately $455,000 of one-time expenses incurred in the same period in 1996 associated with a significant financial public relations campaign and the non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock- Based Compensation". The results for the six months ended November 30, 1996 also reflected $266,880 of costs associated with the Company's recycling operation which had been operating under limited conditions.

         As a result of the foregoing, the operating loss for the six months ended November 30, 1997 decreased by $1,381,078 to $545,565 as compared to an operating loss of $1,926,643 for the comparable period in 1996.

         Interest and financing costs increased by $ 1,345,509 to $1,525,114 due to increased borrowings related to the issuance of $3,665,000 in convertible debentures during fiscal 1997 and an additional $386,000 in fiscal 1998 and the inclusion of $205,552 of interest owed on the note payable to BFI. Approximately $933,971 of the increase is associated with the impact of amortizing the 30% discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized $162,500 of additional financing costs pursuant to the terms of the debentures as a result of the delay in registering under the Securities Act of 1933 the common stock issuable upon conversion of the debentures issued in the April 1997 offering.

         The Company experienced a net loss of $2,082,543, or $.26 per share for the six months ended November 30, 1997 as compared to a net loss of $2,157,341, or $.41 per share for the six months ended November 30, 1996.

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

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 77,200 shares of common stock at exercise prices ranging from $.72 to $.97 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion prices equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes.

         During the six months ended November 30, 1997, investors from the January Offering exercised 180,000 warrants to purchase common stock at $1.25 per share.

         Pursuant to the terms of the joint venture agreement between the Company and Crumb Rubber Technologies, Inc. ("CRT"), in September 1997 the Company received the first of three $100,000 installments towards the refund of equipment deposits.

         At November 30, 1997, the Company had cash of $859,794, a working capital deficit of $7,193,460, net capital of $1,539,774 and accumulated losses of $12,787,476. The working capital deficit includes $1,000,000 of convertible notes payable and approximately $1,833,000 relating to the reclassification of certain long term capital lease obligations to current as several leases are in default. These leases relate to equipment used in the Company's Molding operations. The Company is currently working with the lessor to bring its obligations current and has not received any written or verbal notice of the lessors intention to enforce the default provisions. In January 1998, $200,000 of the convertible notes payable and $24,250 of accrued interest were converted into 224,250 shares of common stock. The Company anticipates that the remaining convertible notes payable outstanding balances will be converted into common stock pursuant to their respective terms in lieu of repayment.

         In December 1997, the Company concluded $1,600,000 in an offering of 8% convertible debentures and warrants to purchase 160,000 shares of common stock (the "December Offering") at an exercise price of $.69 per share. The Company received a commitment from the December Offering investors for up to an additional $2,000,000 of financing under similar terms for a period of 12 months following the December Offering closing. The debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the December Offering closing or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. The debentures automatically convert into shares of common stock upon maturity. The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding note payable for the purchase of GMTM and GMTG and has received a commitment letter from a third party lender to provide permanent asset-based debt financing necessary to repay the amounts owed to BFI. The Company anticipates closing this financing prior to the end of February.

         Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the purchase of equipment through lease financing arrangements and the successful refinancing of the BFI short term note will be sufficient to meet the Company's cash requirements through the end of fiscal 1998. The Company expects that additional financing will be required after this time in order to fund continued growth. Management has identified and is currently evaluating several immediate financing alternatives and diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Future Results

         The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) refacilitation of the Company's crumb rubber plant and production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products, thereby reducing its reliance on a few major customers; (iii) the Company's ability to refinance the GMTM and GMTG acquisition related short term note and the Company's ability to integrate and manage the operations of GMTM, GMTG and Cryopolymers, Inc., its recently acquired subsidiaries; (iv) market acceptance of the Company's proposed GEM Stock material and GreenMan consumer products; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in integrating the operations of GMTM,GMTG and Cryopolymers, Inc., that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

                           PART II - OTHER INFORMATION
                                November 30, 1997

Item 1.           Legal Proceedings

                  There has been no significant changes in legal proceedings during the quarter ended November 30, 1997.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.64  -- Act of Sale of Common Stock of Cryopolymers,
                                    Inc. between  Messer Griesheim Industries,
                                    Inc. and GreenMan Technologies,  Inc.
                  Exhibit 10.65  -- Agreement of Settlement and Release between
                                    Messer Griesheim Industries, Inc. and
                                    GreenMan Technologies, Inc.
                  Exhibit 10.66  -- Act of Sale of Common Stock of Cryopolymers,
                                    Inc. between Cryopolymers Leasing , Inc. and
                                    GreenMan Technologies, Inc.
                  Exhibit 10.67  -- Act of Sale of Common Stock of Cryopolymers,
                                    Inc. between Cryopolymers Management, Inc.
                                    and GreenMan Technologies, Inc.
                  Exhibit 10.68  -- Equipment Lease between GreenMan
                                    Technologies, Inc. and Cryopolymers Leasing
                                    Inc.
                  Exhibit 10.69  -- Letter from Palomar Medical Technologies,
                                    Inc. to the Company extending the maturity date of the December 1996 Note.
                  Exhibit 10.70  -- Form of Securities Purchase Agreement
                                    between the Company and various investors in connection with the December 1997 Offering of Convertible Notes due December 2000 and Warrants.
                  Exhibit 10.71  -- Form of  Registration  Rights  Agreement
                                    between the Company and various investors in connection with the December 1997 Offering of Convertible Notes due December 2000 and Warrants.
                 Exhibit 10.72   -- Form of Convertible Notes due December 2000.
                 Exhibit 10.73   -- Form of Common Stock Purchase Warrant.
                 Exhibit 11      -- Statement regarding net loss per share.
                 Exhibit 27      -- Financial Data Schedule.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended November 30, 1997.

                                           SIGNATURES




         Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        By:       GreenMan Technologies, Inc.


                                                 /s/  Robert H. Davis
                                                 Robert H. Davis
                                                 Chief Executive Officer


              Signature                                Title(s)                              Date
              ---------                                -------                               ----


         /s/ Robert H. Davis                Chief Executive Officer                       January 20, 1998
           Robert H. Davis                  (Principal Executive Officer)


       /s/ Joseph E. Levangie               Chief Financial Officer and Director          January 20, 1998
         Joseph E. Levangie                  (Principal Financial Officer and
                                                  Principal Accounting Officer)

