Form 10-Q
period 1998-02-28
GREENMAN TECHNOLOGIES INC
filed 1998-04-17
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended  February 28, 1998             Commission File Number1-13776



                           GreenMan Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)




           Delaware                                  71-0724248
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


                                   Yes X No___


                Number of shares outstanding as of March 23, 1998

                 Common Stock, $.01 par value, 3,045,258 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                February 28, 1998

                                Table of Contents
                                                                          Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (*)

          Unaudited  Condensed  Consolidated  Balance Sheets
               as of May 31, 1997 and February 28, 1998                      3

          Unaudited Condensed  Consolidated  Statements
               of Loss for the three and nine months ended
               February 28, 1997 and 1998                                    4

          Unaudited Condensed Consolidated Statement of
               Changes in Stockholder's Equity for nine months
               ended February 28, 1998                                       5

          Unaudited Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               February 28, 1997 and 1998                                   6-7

          Notes to Unaudited Condensed Consolidated Financial Statements   8-14

Item  2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15-20



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 21

Item 2.    Changes in Securities                                             21

Item 3.    Defaults Upon Senior Securities                                   21

Item 4.    Submission of Matters to a Vote of Security Holders
  21

Item 5.    Other Information                                                 21

Item 6.    Exhibits and Reports on Form 8-K                                  21

           Signatures                                                        22

* The financial information at May 31, 1997 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

** All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's common stock pursuant to which each five shares of common stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

                                            GreenMan Technologies, Inc.
                                  Unaudited Condensed Consolidated Balance Sheet
                                                                                                        May 31,       February 28,
                                                                                                         1997            1998
                                                                                                   -------------    --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                                         $    104,193    $    365,736
  Accounts receivable, trade, less allowance for doubtful accounts of $23,772 and
    $72,004 as of May 31, 1997 and February 28, 1998                                                     550,644         973,561
  Inventory                                                                                              553,688         407,017
  Other current assets                                                                                   204,155         918,008
                                                                                                    ------------    ------------
       Total current assets                                                                            1,412,680       2,664,322
Property,plant and equipment, at cost (Note 5):                                                     ------------    ------------
  Land                                                                                                   223,785         857,482
  Buildings                                                                                               91,400       2,482,571
  Machinery and equipment                                                                              3,545,573       7,275,051
  Furniture and fixtures                                                                                  89,792          81,262
  Motor vehicles                                                                                          64,822       1,734,377
  Leasehold improvements                                                                                 975,116          52,626
                                                                                                    ------------    ------------
                                                                                                       5,809,488      12,483,369
       Less accumulated depreciation and amortization                                                   (888,445)       (712,838)
                                                                                                    ------------    ------------
                                                                                                       4,921,043      11,770,531
Other assets:                                                                                       ------------    ------------
  Equipment deposits (Note 6)                                                                            862,711           2,711
  Acquisition deposit (Note 4)                                                                           650,000            --
  Deferred financing costs (Notes 7 and 9)                                                             1,198,899         775,975
  Deferred loan costs (Note  8)                                                                          313,055
  Goodwill, net                                                                                          415,398         475,513
  Non-competition agreement, net                                                                         155,557          68,056
  Licensing fee                                                                                           91,667          84,170
  Investment in joint venture (Note 6)                                                                      --           400,000
  Other                                                                                                   77,575         136,586
                                                                                                    ------------    ------------
                                                                                                       3,451,807       2,256,066
                                                                                                    ------------    ------------
                                                                                                    $  9,785,530    $ 16,690,919
                                                                                                    ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Convertible note payable,related party (Note 9)                                                   $  1,200,000    $       --
  Notes payable, related parties                                                                          58,829          38,516
  Notes payable, bank, current portion                                                                    37,910          69,361
  Notes payable, current portion (Note 8)                                                                   --           731,576
  Line of credit (Note 8)                                                                                   --           204,678
  Accounts payable                                                                                       815,631       1,035,663
  Accrued expenses, other                                                                              1,270,682       1,913,314
  Obligations under capital leases, current (Notes 4, 5 and 10)                                        1,045,726       1,981,593
                                                                                                    ------------    ------------
       Total current liabilities                                                                       4,428,778       5,974,701
Convertible notes payable (Note 7)                                                                     2,200,000       1,922,966
Convertible notes payable, related parties, non-current portion (Note 9)                                 640,000       1,026,000
Notes payable, related parties, non-current portion                                                       24,371            --
Notes payable, bank, non-current portion                                                                 474,678         417,627
Notes payable, non-current portion (Note 8)                                                                 --         2,782,246
Obligations under capital leases (Notes 4,5 and 10)                                                      894,238       2,901,999
                                                                                                    ------------    ------------
       Total liabilities                                                                               8,662,065      15,025,539
Stockholders' equity (Note 7):                                                                      ------------    ------------
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
    and outstanding                                                                                         --              --
  Common stock, $.01 par value, 20,000,000 shares authorized; 1,374,659 and
    2,783,272 shares issued and outstanding at May 31, 1997 and February 28, 1998                         13,747          27,833
  Additional paid-in capital                                                                          11,814,651      16,867,612
  Accumulated deficit                                                                                (10,704,933)    (15,230,065)
                                                                                                    ------------    ------------
       Total stockholders' equity                                                                      1,123,465       1,665,380
                                                                                                    ------------    ------------
                                                                                                    $  9,785,530    $ 16,690,919
                                                                                                    ============    ============
See accompanying notes to unaudited condensed consolidated financial statements.

                                            GreenMan Technologies, Inc.
                                Unaudited Condensed Consolidated Statements of Loss


                                                                       Three Months Ended               Nine Months Ended
                                                                           February 28,                    February 28,
                                                                   --------------------------       --------------------------
                                                                       1997           1998              1997          1998
                                                                       ----           ----              ----          ----
Net sales                                                          $   385,522    $ 2,737,929       $ 1,422,607    $ 7,946,766
Cost of sales                                                          296,643      1,984,737           972,741      5,468,992
                                                                   -----------    -----------       -----------    -----------
Gross profit                                                            88,879        753,192           449,866      2,477,774
                                                                   -----------    -----------       -----------    -----------
Operating expenses:
    Research and development                                            33,000         51,735           137,202        183,535
    Selling, general and administrative                              1,092,833      1,061,734         2,898,030      2,831,674
                                                                   -----------    -----------       -----------    -----------
        Total operating expenses                                     1,125,833      1,113,469         3,035,232      3,015,209
                                                                   -----------    -----------       -----------    -----------
Operating loss                                                      (1,036,954)      (360,277)       (2,585,366)      (537,435)
                                                                   -----------    -----------       -----------    -----------
Other income (expense):
    Interest and financing costs (Notes 7, 8 and 9)                   (222,760)      (765,764)         (388,598)    (2,225,325)
    Other, net                                                           2,507           (164)           (1,501)        (1,418)
                                                                   -----------    -----------       -----------    -----------
        Other income (expense), net                                   (220,253)      (765,928)         (390,099)    (2,226,743)
                                                                   -----------    -----------       -----------    -----------
Loss from continuing operations                                     (1,257,207)    (1,126,205)       (2,975,465)    (2,764,178)
                                                                   -----------    -----------       -----------    -----------
Discontinued Operations (Note 5)
    Loss from discontinued operations                                  (84,002)      (216,384)         (523,085)      (660,954)
    Loss on disposal of discontinued operations                           --       (1,100,000)             --       (1,100,000)
                                                                   -----------    -----------       -----------    -----------
                                                                       (84,002)    (1,316,384)         (523,085)    (1,760,954)
                                                                   -----------    -----------       -----------    -----------
Net loss                                                           $(1,341,209)   $(2,442,589)      $(3,498,550)   $(4,525,132)
                                                                   ===========    ===========       ===========    ===========

Net loss from continuing operations per share - basic                  $ (1.12)       $  (.50)         $  (2.76)       $ (1.52)
                                                                   ===========    ===========       ===========    ===========

Net loss from discontinued  operations per share - basic               $  (.07)       $  (.59)         $   (.49)       $  (.97)
                                                                   ===========    ===========       ===========    ===========

Net loss per share - basic                                             $ (1.19)       $ (1.09)         $  (3.25)       $ (2.49)
                                                                   ===========    ===========       ===========    ===========

Shares used in calculation of net loss per share - basic (Note 3)    1,124,697      2,236,756         1,077,742      1,814,098
                                                                   ===========    ===========       ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                                                       GreenMan Technologies, Inc.
                              Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity
                                                             February 28, 1998


                                                                         Additional
                                                 Common Stock             Paid-in     Accumulated
                                             Shares        Amount         Capital       Deficit          Total
                                            ---------   ------------   ------------   ------------    ------------

Balance, May 31, 1997                       1,374,659   $     13,747   $ 11,814,651   $(10,704,933)   $  1,123,465
Shares issued on conversionof
     notes payable and accrued
     interest                               1,202,500         12,025      3,279,657           --         3,291,682
Fair value of warrants issued  in June
    and July 1997  convertible debt
    offering under SFAS 123                      --             --            7,800           --             7,800
Fair value of conversion discount on
    convertible notes payable issued
    in June and July 1997                        --             --          166,001           --           166,001
Shares issued on exercise of  stock
      warrants                                 36,000            360        224,640           --           225,000
Shares issued for purchase of
      Cryopolymers, Inc.                      153,402          1,534        742,466           --           744,000
Fair value of  warrants issued for the
    purchase of Cryopolymers, Inc.
    under SFAS 123                               --             --           31,000           --            31,000
Fair value of warrants issued  in
    December 1997 convertible debt
    offering under SFAS 123                      --             --           32,000           --            32,000
Fair value of conversion discount on
    convertible notes payable issued
    in December 1997                             --             --          533,000           --           533,000
Shares issued pursuant to settlement
    agreement                                  16,711            167         36,397           --            36,564
Net loss for the nine months ended
      February 28, 1998                          --             --             --       (4,525,132)     (4,525,132)
                                         ------------   ------------   ------------   ------------    ------------

Balance, February 28, 1998                  2,783,278   $     27,833   $ 16,867,612   $(15,230,065)   $  1,665,380
                                         ============   ============   ============   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                                     GreenMan Technologies, Inc.
                      Unaudited Condensed Consolidated Statements of Cash Flows

                                                                   Nine Months Ended February 28,
                                                                   ------------------------------
                                                                       1997            1998
                                                                       ----            ----
Cash flows from operating activities:
    Net loss                                                        $(3,498,550)   $(4,525,132)
    Adjustments to reconcile net loss to net cash used for
        operating activities:
        Loss on disposal of discontinued operations                        --        1,100,000
        Amortization of deferred financing and loan costs               139,400      1,440,931
        Depreciation and amortization                                   298,950        908,105
        Common stock warrants and options issued for services
          rendered                                                      646,203           --
        Common stock issued for accrued interest                           --          214,615
        Decrease (increase) in assets:
           Accounts receivable                                           76,114        664,408
           Inventory                                                     67,572        183,941
           Other current assets                                          48,983       (161,020)
           Deferred offering  costs                                    (214,000)      (208,000)
           Deferred loan costs                                             --          (50,000)
        Increase (decrease) in liabilities:
           Accounts payable                                             132,659        241,846
           Accrued expenses                                             343,331        454,547
                                                                    -----------    -----------
             Net cash (used for) provided by operating activities    (1,859,338)       264,241
                                                                    -----------    -----------
Cash flows from investing activities:
    Increase in notes receivable                                       (100,000)          --
    Repayment of loan receivable                                        500,000           --
    Purchase of property and equipment                                 (462,608)    (1,039,528)
    Deposit on equipment                                                 20,689          3,000
    Cash acquired upon purchase of Cryopolymers, Inc.                      --          117,064
    Decrease (increase) in other assets                                   2,581        (59,011)
                                                                    -----------    -----------
             Net cash (used for)provided by investing activities        (39,338)      (978,475)
                                                                    -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                       1,571,550      5,043,380
    Repayment of notes payable                                         (132,261)    (4,724,882)
    Proceeds from notes payable related parties                         750,000        386,000
    Net proceeds from line of credit                                       --          204,678
    Repayment of notes payable related parties                         (782,824)       (44,684)
    Principal payments on obligations under capital leases             (240,296)      (113,715)
    Net proceeds on exercise of common stock warrants                       337        225,000
    Net proceeds on sale of common stock                                713,229           --
                                                                    -----------    -----------
      Net cash provided by financing activities                       1,879,735        975,777
                                                                    -----------    -----------
Net (decrease) increase in cash                                         (18,941)       261,543
Cash and cash equivalents at beginning of period                        153,172        104,193
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   134,231    $   365,736
                                                                    ===========    ===========
Supplemental cash flow information:
    Machinery and equipment acquired under capital leases           $   124,500    $ 3,055,791
      Common stock issued upon conversion of notes payable and
         accrued interest                                                  --        3,291,682
      Interest paid                                                     195,397        368,908


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flow
                                   (Concluded)


Supplemental Schedule of Non-cash Investing and Financing Activities

On June 30, 1997, the Company purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

         Fair value of assets acquired                              $ 5,472,910
         Fair value of liabilities assumed                              141,394
                                                                    -----------
         Fair value of net assets acquired                            5,331,516
         Acquisition deposit                                           (650,000)
                                                                    -----------
         Note payable issued                                        $ 4,681,516
                                                                    ===========


On  November  19,  1997,   Company   purchased  all  of  the  capital  stock  of
Cryopolymers, Inc. as follows:

         Fair value of assets acquired                              $ 1,016,597
         Fair value of liabilities assumed                              341,597
                                                                    -----------
         Fair value of net assets acquired                              675,000
         Common stock Issued                                           (744,000)
               Value ascribed to warrants issued under SFAS 123         (31,000)
                                                                    -----------
         Excess of cost over fair value of net assets               $   100,000
                                                                    ===========


         In addition, during the nine months ended February 28, 1998, $160,000 of equipment deposits was reclassified to property, plant and equipment, $200,000 of equipment deposits to other current assets and $400,000 to investment in joint venture.



See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998

1.       Business

         The Company was formed primarily to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia, Savage, Minnesota and St. Francisville, Louisiana and the industrial material operations located in Birmingham, Alabama. Until January 1998, the Company also operated an injection molding operation located in Malvern, Arkansas (See Note 5)

         The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear"), located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

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

         On November 19, 1997, the Company acquired all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. The Company intends to rename Cryopolymers as GreenMan Technologies of Louisiana, Inc. and together with the Company's existing rubber recycling operations will constitute the Company's tire recycling operations. (See Note 4).

2.       Basis of Presentation

         The consolidated financial statements include the results of the Company, DuraWear and GreenMan Acquisition Corporation ("GAC") for the nine months ended February 28, 1998, GMTM and GMTG since July 1, 1997 and Cryopolymers since November 19, 1997. All significant intercompany accounts and transactions are eliminated in consolidation.

          The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998 ("Measurement Date") and as a result, the consolidated financial statements of the Company have been restated to reflect the net operating results of the facility as a separate line item ( the "Loss from Discontinued Operations") for all periods presented prior to the Measurement Date.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998

3.       Net Loss Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would be outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an ajdustment to income as a result of the conversion. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per shaer data presented. Accordingly, the Comapny has restated all earnings per share date presented herein.

         All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

4.       Acquisition of Subsidiaries

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

         The Company agreed to a pay $5,331,517 for all of the outstanding capital stock of BTM and BTG of which $650,000 had been previously paid to BFI as a deposit and the balance of $4,681,517 was financed by a short-term note, at an interest rate of 10% from BFI to GAC, which loan was originally due and payable on September 30, 1997. The Company also assumed $99,356 of long term notes payable associated with real estate tax assessments on property owned by BTM. Amounts are due in semi-annual principal installments of $15,353 plus interest at 7.29% through the year 2002. In October 1997, the Company, GAC and BFI entered into a forbearance agreement pursuant to which GAC agreed to pay $2,000,000 on or before November 6, 1997 and to pay the balance under the note on or before December 6, 1997. The Company paid $350,000 to BFI in November and an additional $750,000 in December (See Note 7). In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3.9 million to repay the balance due including interest to BFI. (See Note 8)

         The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GMTM and GMTG are included in the consolidated financial statements since the date of acquisition.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998


4.       Acquisition of Subsidiaries - (Continued)

         The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and of BTM and BTG as if the acquisition had occurred at the beginning of fiscal 1997. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                          Three Months Ended             Nine Months Ended
                                             February 28,                    February 28,
                                          ------------------             -----------------
                                            1997          1998            1997          1998
                                            ----          ----            ----          ----

Revenue                                $ 2,203,516    $ 2,737,929    $ 8,338,854    $ 8,697,299
Net Loss From Continuing Operations     (1,405,990)    (1,117,730     (2,343,455)    (2,737,519)
Net Loss                                (1,489,992)    (2,434,114)    (2,866,540)    (4,498,473)
Net Loss per Weighted  Average Share        ($1.32)        ($1.09)        ($2.66)        ($2.48)

         On November 19, 1997, the Company acquired all of the outstanding common stock of Cryopolymers, Inc., ("Cryopolymers") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) $550,000 in shares of common stock based upon the closing bid price the day prior to closing; (2) 40,000 shares of common stock, valued at $194,000 or $4.85 per share; (3) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (4) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting 25% immediately and 25% each successive six month period. The Company has determined the total purchase price to be $775,000 based upon a $4.85 closing price of the common stock prior to the closing and a $31,000 value ascribed to the 260,000 warrants issued pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

         The acquisition has been accounted for as a purchase and accordingly, the net assets of Cryopolymers are included in the consolidated financial statements since November 19, 1997. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets of Cryopolymers by $100,000. Goodwill is being amortized over 10 years on a straight line basis.

5.       Shutdown of Injection Molding Operations

         In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. In the future, management may rely on third party contract manufacturers to provide the Company with injection molding capabilities which management believes it can obtain at equal or less cost.

         During the year ended May 31, 1997, the Facility's revenues totaled $1,936,450 and had net losses totaling $589,094. For the three and nine months ended February 28, 1998, the Facility's revenues were $230,796 and $1,126,627, respectively, and were $487,768 and $1,133,690, respectively, for the three and nine months ended February 28, 1997. Management adopted a formal plan to dispose of the Facility on January 31, 1998 (the "Measurement Date"). As a result, the Company recorded an estimated loss on disposal of the Facility of $1,100,000 and has written down the Facility's net assets to their estimated fair market value. The Company has also reclassified all obligations of the Facility to short term and is currently negotiating payment terms with the Facility's creditors. The consolidated financial statements of the Company have been restated to reflect the net operating results of the Facility

                          GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                               February 28, 1998

5.       Shutdown of Injection Molding Operations - (Continued)

as a separate line item ( "Loss from discontinued operations") for all periods presented prior to the Measurement Date. The Company reported a Loss from discontinued operations for the three and nine months ended February 28, 1998 of $216,384 and $660,954, respectively and $84,002 and $523,085, respectively, for the three and nine months ended February 28, 1997. At May 31, 1997 and February 28, 1998, the Facility's assets totaled $3,411,979 and $1,587,438, respectively, and represented 45% and 10% of consolidated assets.

         The Company is currently exploring several alternatives with respect to the Facility: (1) the sale of the entire operation or (2) the relocation of a portion of the Facility's assets to other Company locations and the sale of any remaining assets. The Company is currently in discussions with several parties regarding the following alternatives. and has reached a tentative agreement with a third party to purchase a majority of the Facility's assets. The transaction is predicated on the Company's ability to transfer clear title to all leased assets. The Company is currently negotiating with the equipment lessors to satisfy their lease payoff requirements in order for the Company to obtain clear title to the assets. The Company is currently in discussions with creditors to negotiate repayment terms of all amounts outstanding.

6.       Joint Venture

         On August 26, 1997, the Company finalized the formation of a joint venture ("the joint venture") between the Company and Crumb Rubber Technologies, Inc. of Jamaica, New York ("CRT"), to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company has contributed its investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT will contribute on its part certain facilities, equipment, customer contracts, licenses and permits and provide operational and technical expertise.

         Pursuant to the terms of the joint venture agreement, CRT is required to return $300,000 of equipment deposits previously made by the Company towards the purchase of additional cryogenic crumb rubber equipment. The Company received the first $100,000 installment in September 1997. The remaining balance is to be repaid over a nine month period.

7.       Convertible Notes Payable

         In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and warrants to purchase 152,500 shares of common stock (the "January Offering") at an exercise price of $6.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures.

         As of February 28, 1998, all Debentures had been converted into 498,640 shares of the Company's common stock and all deferred charges had been amortized to expense. Investors from the January Offering have exercised 36,000 warrants resulting in net proceeds to the Company of $225,000. The remaining warrants have expired.

         In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes"), due eighteen months after closing and warrants to purchase 60,000 shares of common stock (the "April Offering") at exercise prices ranging from $4.85 to $5.25. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998


7.       Convertible Notes Payable -(Continued)

five trading days preceding the date of the conversion of the Notes. The note holders receive 800 shares of the Company's common stock in lieu of interest for each $100,000 invested. The Company also issued immediately exercisable two year warrants to purchase 30,968 shares of common stock at an exercise price of $4.85 per share to the placement agents. As of February 28, 1998, $1,177,034 of the notes had been converted into 657,768 shares of common stock including 9,416 shares associated with accrued interest. The remaining $322,966 was converted in March 1998 into 1,163,138 shares of common stock including 2,584 shares associated with accrued interest.

         Pursuant to the terms of the Notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the Notes, payment of interest and upon exercise of the warrants to purchase 454,839 shares of common stock. Commencing July 1997, the Company was required to pay the investors 2.5% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 was declared effective. The Form S-3 was declared effective by the Securities and Exchange Commission on November 12, 1997. At February 28, 1998, the Company has recorded $162,500 of additional financing costs pursuant to these terms.

         In  December  1997,  the  Company  entered  into  securities   purchase
agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued Debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.45 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two year warrants to purchase 32,000 shares of common stock at an exercise price of $3.45 per share to the placement agent.

         Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance.

         Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of common stock in the aggregate. The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding loan payable for the purchase of GMTM and GMTG. The Company has recorded a deferred charge of approximately $533,000 associated with the impact of the 25% discount from market to be realized upon conversion of the Debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the Debentures.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998

8.        Notes Payable, Line of Credit

         On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consists of: (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at February 28, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,668 plus interest at prime plus 1.75% (10.25% at February 28, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at February 28, 1998). At February 28, 1998, the Company had $204,678 outstanding under the line of credit.

         The Company has granted Heller a security interest in the capital stock of GMTM and GMTG in addition to providing a Company guarantee and the personal guarantee of three officers of the Company. The Credit Facility contains certain minimum reporting requirements including minimum net worth and certain restrictions on intercompany cash transactions. The Company is in compliance with all requirements at February 28, 1998.

         The Company used the proceeds from the Credit Facility, to repay the balance of $3,906,071, including interest, due under the short-term note payable to Browning Ferris Industries for the purchase of GMTM and GMTG. The Company also incurred approximately $322,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes.

9.       Notes Payable, Related Parties

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 $4.85 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid price on the five trading days preceding the closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes. The Company recognized a deferred charge of $166,002 associated with the impact of the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to the officers to purchase 15,440 shares of common stock in accordance with SFAS No. 123

         As of February 28, 1998, Palomar Medical Technologies, Inc. ("Palomar") had converted its entire $1,200,000 note payable and $164,741 of accrued interest into 297,342 shares of common stock pursuant to the terms of the convertible note payable, as amended. The Company granted Palomar a one time $
 .15 reduction in the conversion price as an inducement to convert the entire note prior to February 28, 1998. Palomar converted $600,000 of principal and $91,152 of interest under the reduced conversion rate.

10.      Capital Leases

         At February 28, 1998, the Company was past due on amounts due under its injection molding equipment leases providing the lessors with the right to demand the payment of all amounts due under the lease agreements. As a result of the Company's decision to close its molding operations, the Company has classified all payments due under the leases as current liabilities at February 28, 1998. As of April 16, 1998 the Company has not received notification of the lessors' intent to exercise any of the default remedies available.

         Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement with Cryopolymer's Leasing, Inc., a former stockholder of Cryopolymers. Under the terms of the agreement, Cryopolymers will pay $25,500 per month rental plus an additional rent of $100,000 per year for the first six years of the agreement to be payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease has been classified as a capital lease at February 28, 1998 and has a value of $3,063,000.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                February 28, 1998


11.      Subsequent Events

Conversion of Notes Payable Related Parties

         On March 24, 1998, four officers of the Company converted $1,026,000 of principal and $75,511 of accrued interest into 1,258,769 shares of unregistered common stock.

Amendment to the Company's Certificate of Incorporation to Effect a One-for-Five Reverse Stock Split.

         On February 27, 1998, the Company received notice from NASDAQ stating that the Company's securities would be delisted from NASDAQ effective May 28, 1998, if the Company could not demonstrate compliance with the minimum $1.00 bid price requirement for ten consecutive trading days prior to that time.

         On March 23, 1998, the Company's Certificate of Incorporation was amended to effect a reverse split (the "Reverse Split") of the Company's Common Stock, pursuant to which each five shares of common stock then outstanding were automatically converted into one share. Since March 24, 1998, the closing bid price of the Company's Common Stock has exceeded $1.00 per share and as a result, the Company is in compliance with the minimum bid requirement.

         As of March 23, 1998, 15,226,288 shares of common stock and 2,565,123 publicly traded warrants (the "Warrants") to purchase shares of common stock were outstanding prior to effecting the Reverse Split. As a result of the Reverse Split, the number of shares of common stock outstanding became 3,045,258 and the number of Warrants outstanding were reduced to 513,024 and the stated exercise price was increased to $25.00, as adjusted.

Private Offering of Comon Stock and Warrants

         In March 1998, the Company commenced a private offering of common stock and warrants in an effort to raise up to $1,500,000 in gross proceeds. As of April 15, 1998, the Company sold 1,070,556 shares of common stock and warrants to purchase 220,000 shares of common stock at prices ranging from $.90 to $2.17 to investors including officers and directors of the Company (the "Investors"). The warrants are immediately exercisable for a period of two years at prices ranging from $1.75 to $ 3.88 per share. The net proceeds from the offering were $1,050,000. The Company granted the investors piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

          All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

         Information contained or incorporated by reference in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

Overview

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was formed to primarily develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products that are manufactured using recycled materials and/or are themselves partially or wholly recyclable. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia, Savage, Minnesota and St. Francisville, Louisiana and the industrial material operations located in Birmingham, Alabama.

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

         The Company discontinued operations at the Malvern, Arkansas molding operation (the "Facility") and adopted a formal plan to dispose of the facility on January 31, 1998 (the "Measurement Date"). The Facility provided injection molding manufacturing services to customers' specifications in the production of plastic and thermoplastic rubber parts.As a result, the consolidated financial statements of the Company have been restated to reflect the net operating results of the facility as a separate line item ( "Loss from Discontinued Operations") for all periods presented prior to the Measurement date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months ended February 28, 1998 Compared to the Three Months ended February 28, 1997

         Net sales for the three months ended February 28, 1998 were $2,737,929 as compared to $385,522 for the three months ended February 28, 1997. The increase of $2,352,407 or 610% was primarily due to the inclusion of revenues from GMTM and GMTG which were acquired June 30, 1997and collectively totaled $2,184,567 for the quarter ended February 28, 1998. The increase also includes $86,499 of revenue from Cryopolymers which was acquired in November 1997.

         Gross profit for the three months ended February 28, 1998 was $753,192 or 28% of net sales as compared to $88,879 or 23% of net sales for the three months ended February 28, 1997. The improvement in gross profit was primarily due to the inclusion of GMTM and GMTG operations whose gross profits averaged 33% of revenues and improved gross profits from DuraWear's operations which totalled 54% of DuraWear's revenues. Also contributing to the improvement in gross profit was the elimination of the Company's "take or pay" tire chip obligation (as a result of the GMTG acquisition) which expense totaled $97,292 during the three months ended February 28, 1997. This improvement was offset by a gross loss of $212,013 from Cryopolymers which operated under limited operating conditions during the quarter as management evaluated and refined the processing systems.

         Research and development expenditures were $51,735 for the three months ended February 28, 1998 as compared to $33,000 for the same period in 1997. The increase is attributable to the Company's continued research and development efforts in identifying applications for ultra-fine mesh crumb rubber.

         Selling, general and administrative expenses were $1,061,734 for the three months ended February 28, 1998, or 39% of sales as compared to $1,092,833, or 283% of sales, for the same period in 1997. The three months ended February 28, 1998 include operating expenses of $334,720 associated the inclusion of GMTM, GMTG and Cryopolymers, collectively and $36,564 associated with a settlement agreement reached with a former employee. The three months ended February 28, 1997 included $361,000 of non-cash expense in connection with the issuance of common stock warrants and options and the repricing of certain previously issued common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

         As a result of the foregoing, the operating loss for the three months ended February 28, 1998 decreased by $676,677 to $360,277 or 13% of sales as compared to an operating loss of $1,036,954, or 269% of sales for the comparable period in 1997.

         Interest and financing costs increased by $543,004 to $765,764 due to increased borrowings related to the issuance of $3,665,000 in convertible debentures during fiscal 1997 and an additional $1,986,000 in fiscal 1998 and the inclusion of approximately $75,000 of interest owed on the note payable to BFI. Approximately $498,000 of the increase is associated with the impact of amortizing the discount from market to be realized upon conversion of various convertible debentures and financing expense amortization associated with the borrowings.

         The Company experienced a loss from continuing operations of $1,126,205 for the three months ended February 28, 1998 as compared to a loss from continuing operations of $1,257,218 for the three months ended February 28, 1997.

         The Company reported a $216,384 loss from discontinued operations for the three months ended February 28, 1998 as compared to a $84,002 loss from discontinued operations for the same 1997 period. The Company also reported a $1,100,000 estimated loss on the disposal of the discontinued operations.

         The Company experienced a net loss of $2,442,589 , or $1.09 per share for the three months ended February 28, 1998 as compared to a net loss of $1,341,220, or $1.19 per share for the three months ended February 28, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months ended February 28, 1998 Compared to the Nine Months ended February 28, 1997

         Net sales for the nine months ended February 28, 1998 were $7,946,766 as compared to $1,422,607 for the nine months ended February 28, 1997. The increase of $6,524,159 or 459% is primarily due to the inclusion of revenues from GMTM and GMTG which collectively totaled $6,179,948. Also contributing to the increase was the inclusion of Cryopolymers revenue of $86,499 and an increase of $171,616 in revenues from DuraWear.

         Gross profit for the nine months ended February 28, 1998 was $2,477,774 or 31% of net sales as compared to $449,866 or 32% of net sales for the nine months ended February 28, 1997. This slight reduction was the result of a gross loss of $212,013 reported by Cryopolymers which operated under limited operating conditions during the quarter as management evaluated and refined the processing systems. This reduction was offset by the inclusion of DuraWear's operations which generated a 52% gross profit and the elimination of the Company's "take or pay" tire chip obligation (as a result of the GMTG acquisition) which during the nine months ended February 28, 1997 had resulted in a gross loss of $250,316 for the Company's recycling operation.

         Research and development expenditures were $183,535 for the nine months ended February 28, 1998 as compared to $137,202 for the same period in 1997. The increase is attributable to the Company's continued research and development efforts in identifying applications for ultra-fine mesh crumb rubber.

         Selling, general and administrative expenses decreased $66,356 to $2,831,674 for the nine months ended February 28, 1998 as compared to $2,898,030 for the same 1997 period. The results for the nine months ended February 28, 1998 reflect $808,789 of expenses associated with the inclusion of GMTM and GMTG since July 1, 1997, $48,652 associated with Cryopolymers since December 1997 and increased headcount and professional expenses. This increase was offset by the elimination of approximately $816,000 of one-time expenses incurred in the same period in 1997 associated with a significant financial public relations campaign and the non-cash expense in connection with the issuance of common stock warrants and options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The results for the nine months ended February 28, 1997 also reflected $405,641 of costs associated with the Company's recycling operation which had been operating under limited conditions.

         As a result of the foregoing, the operating loss for the nine months ended February 28, 1998 decreased by 79% or $2,047,931 to $537,435 as compared to an operating loss of $2,585,366 for the comparable period in 1997.

         Interest and financing costs increased by $1,836,727 to $2,225,325 due to increased borrowings related to the issuance of $3,665,000 in convertible debentures during fiscal 1997 and an additional $386,000 in fiscal 1998 and the inclusion of approximately $275,000 of interest owed on the note payable to BFI. Approximately $1,431,971 of the increase is associated with the impact of amortizing the discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized $162,500 of additional financing costs pursuant to the terms of the certain debentures as a result of the delay in registering under the Securities Act of 1933 the common stock issuable upon conversion of the debentures issued in the April 1997 offering.

         The Company experienced a loss from continuing operations of $2,764,178 for the nine months ended February 28, 1998 as compared to $2,975,465 for the nine months ended February 28, 1997.

         The Company reported a $660,954 loss from discontinued operations for the nine months ended February 28, 1998 as compared to a $523,085 loss from discontinued operations for the same 1997 period. The Company also reported a $1,100,000 estimated loss on the disposal of the discontinued operations.

         The Company experienced a net loss of $4,525,132 , or $2.49 per share for the nine months ended February 28, 1998 as compared to a net loss of $3,498,550, or $3.25 per share for the nine months ended February 28, 1997.

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

         During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $.3.60 to $4.85 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion prices equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes. On March 24, 1998, the officers converted $1,026,000 of principal and $75,511 of accrued interest into 1,258,769 shares of unregistered common stock.

         During the nine months ended February 28, 1998, investors from the January Offering exercised 36,000 warrants to purchase common stock at $6.25 per share.

         Pursuant to the terms of the joint venture agreement between the Company and Crumb Rubber Technologies, Inc., in September 1997 the Company received the first of three $100,000 installments towards the refund of equipment deposits.

         During the nine months ended February 28, 1998, Palomar Medical Technologies, Inc. ("Palomar") converted its entire $1,200,000 note payable and $164,741 of accrued interest into 297,342 shares of common stock pursuant to the terms of the convertible note payable, as amended.

         In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes") due eighteen months after closing and warrants to purchase 60,000 shares of common stock (the "April Offering") at exercise prices ranging from $4.85 to $5.25. As of February 28, 1998, $1,177,034 of the Notes had been converted into 657,768 shares of common stock including 9,416 shares associated with accrued interest. The remaining $322,966 was converted in March 1998 into 1,163,138 shares of common stock including 2,584 shares associated with accrued interest.

         On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at February 28, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,668 plus interest at prime plus 1.75% (10.25% at February 28, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at February 28, 1998). At February 28, 1998, the Company had $204,678 outstanding under the line of credit.

         In  December  1997,  the  Company  entered  into  securities   purchase
agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued Debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.45 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two year warrants to purchase 32,000 shares of common stock at an exercise price of $3.45 per share to the placement agent.

         Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance.

         Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of common stock in the aggregate. The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding loan payable for the purchase of GMTM and GMTG. The Company has recorded a deferred charge of approximately $533,000 associated with the impact of the 25% discount from market to be realized upon conversion of the Debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the Debentures.

         At February 28, 1998 the Company had cash of $365,736, a working capital deficit of $3,310,379, capital of $1,665,380 and accumulated losses of $15,230,065. The working capital deficit includes approximately $1,847,524 of reclassified long term capital lease obligations and notes payable to current as a result of the closure of the Company's molding operations. The Company has reached a tentative agreement with a third party to purchase a majority of the facility's assets. The transaction is predicated on the Company's ability to transfer clear title to all leased assets. The Company is currently negotiating with the creditors in order for the Company to obtain clear title to the assets and payoff existing obligations.

         Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the sale of common stock in March 1998 and April 1998, the purchase of equipment through lease financing arrangements and the remaining availability under of the Heller Credit Facility, will be sufficient to meet the Company's cash requirements through the first half of fiscal 1999. The Company expects that additional financing may be required after this time in order to fund continued growth. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Future Results

         The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the Company's ability to secure additional customers for its products, thereby reducing its reliance on a few major customers; (iii) the Company's ability to integrate and manage the operations of Cryopolymers, Inc., its recently acquired subsidiary; (iv) the Company's ability to reach satisfactory settlement with the creditors of its closed injection molding operation; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in integrating the operations of Cryopolymers, Inc., that it will produce crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  There has been no significant changes in legal proceedings during the quarter ended February 28, 1998.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                      Exhibit 3.6   --  Certificate of Amendment to the
                                        Certificate of Incorporation of the
                                        Company filed with the State of Delaware on March 23, 1998

                      Exhibit 10.74 --  Loan and Security by and among GreenMan
                                        Technologies of Minnesota, Inc.
                                        ("GMTM"), Greenman Technologies of
                                        Georgia, Inc. ("GMTG") and Heller
                                        Financial, Inc. ("Heller")

                      Exhibit 10.75 --  Promissory Note - Real Estate issued
                                        by GMTM and GMTG in favor of Heller

                      Exhibit 10.76 --  Promissory Note - Equipment issued
                                        by GMTM and GMTG in favor of Heller

                      Exhibit 10.77 --  Form of Stock Pledge and Security
                                        Agreement delivered by the Company and
                                        GreenMan Acquisition Corp. to Heller

                      Exhibit 10.78 --  Form of Guaranty delivered by the
                                        Company and certain officers of the
                                        Company in favor of Heller

                      Exhibit 11    --  Statement regarding net loss per share.

                      Exhibit 27    --  Financial Data Schedule.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended February 28, 1998.

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

                                        By: GreenMan Technologies, Inc.



                                            /s/ Robert H. Davis
                                            Robert H. Davis
                                            Chief Executive Officer





   Signature                        Title(s)                       Date
   ---------                        --------                       ----


/s/ Robert H. Davis       Chief Executive Officer                April 17, 1998
Robert H. Davis          (Principal Executive Officer)


/s/ Charles E. Coppa      Acting Chief Financial Officer         April 17, 1998
Charles E. Coppa          Assistant Secretary (Principal
                          Financial Officer and Principal
                          Accounting Officer)