Form 10QSB/A
period 1998-02-28
GREENMAN TECHNOLOGIES INC
filed 1998-04-30
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A-1

         This amendment revises the entries for "Deferred Loan Costs" under the caption "Other Assets" of the Balance Sheet.

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

                                            GreenMan Technologies, Inc.
                                  Unaudited Condensed Consolidated Balance Sheet
                                                                                                        May 31,       February 28,
                                                                                                         1997            1998
                                                                                                   -------------    --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                                         $    104,193    $    365,736
  Accounts receivable, trade, less allowance for doubtful accounts of $23,772 and
    $72,004 as of May 31, 1997 and February 28, 1998                                                     550,644         973,561
  Inventory                                                                                              553,688         407,017
  Other current assets                                                                                   204,155         918,008
                                                                                                    ------------    ------------
       Total current assets                                                                            1,412,680       2,664,322
Property,plant and equipment, at cost (Note 5):                                                     ------------    ------------
  Land                                                                                                   223,785         857,482
  Buildings                                                                                               91,400       2,482,571
  Machinery and equipment                                                                              3,545,573       7,275,051
  Furniture and fixtures                                                                                  89,792          81,262
  Motor vehicles                                                                                          64,822       1,734,377
  Leasehold improvements                                                                                 975,116          52,626
                                                                                                    ------------    ------------
                                                                                                       5,809,488      12,483,369
       Less accumulated depreciation and amortization                                                   (888,445)       (712,838)
                                                                                                    ------------    ------------
                                                                                                       4,921,043      11,770,531
Other assets:                                                                                       ------------    ------------
  Equipment deposits (Note 6)                                                                            862,711           2,711
  Acquisition deposit (Note 4)                                                                           650,000            --
  Deferred financing costs (Notes 7 and 9)                                                             1,198,899         775,975
  Deferred loan costs (Note  8)                                                                             --           313,055
  Goodwill, net                                                                                          415,398         475,513
  Non-competition agreement, net                                                                         155,557          68,056
  Licensing fee                                                                                           91,667          84,170
  Investment in joint venture (Note 6)                                                                      --           400,000
  Other                                                                                                   77,575         136,586
                                                                                                    ------------    ------------
                                                                                                       3,451,807       2,256,066
                                                                                                    ------------    ------------
                                                                                                    $  9,785,530    $ 16,690,919
                                                                                                    ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Convertible note payable,related party (Note 9)                                                   $  1,200,000    $       --
  Notes payable, related parties                                                                          58,829          38,516
  Notes payable, bank, current portion                                                                    37,910          69,361
  Notes payable, current portion (Note 8)                                                                   --           731,576
  Line of credit (Note 8)                                                                                   --           204,678
  Accounts payable                                                                                       815,631       1,035,663
  Accrued expenses, other                                                                              1,270,682       1,913,314
  Obligations under capital leases, current (Notes 4, 5 and 10)                                        1,045,726       1,981,593
                                                                                                    ------------    ------------
       Total current liabilities                                                                       4,428,778       5,974,701
Convertible notes payable (Note 7)                                                                     2,200,000       1,922,966
Convertible notes payable, related parties, non-current portion (Note 9)                                 640,000       1,026,000
Notes payable, related parties, non-current portion                                                       24,371            --
Notes payable, bank, non-current portion                                                                 474,678         417,627
Notes payable, non-current portion (Note 8)                                                                 --         2,782,246
Obligations under capital leases (Notes 4,5 and 10)                                                      894,238       2,901,999
                                                                                                    ------------    ------------
       Total liabilities                                                                               8,662,065      15,025,539
Stockholders' equity (Note 7):                                                                      ------------    ------------
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued
    and outstanding                                                                                         --              --
  Common stock, $.01 par value, 20,000,000 shares authorized; 1,374,659 and
    2,783,272 shares issued and outstanding at May 31, 1997 and February 28, 1998                         13,747          27,833
  Additional paid-in capital                                                                          11,814,651      16,867,612
  Accumulated deficit                                                                                (10,704,933)    (15,230,065)
                                                                                                    ------------    ------------
       Total stockholders' equity                                                                      1,123,465       1,665,380
                                                                                                    ------------    ------------
                                                                                                    $  9,785,530    $ 16,690,919
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

                                        By: GreenMan Technologies, Inc.



                                            /s/ Robert H. Davis
                                            Robert H. Davis
                                            Chief Executive Officer





   Signature                        Title(s)                       Date
   ---------                        --------                       ----


/s/ Robert H. Davis       Chief Executive Officer                April 30, 1998
Robert H. Davis          (Principal Executive Officer)


/s/ Charles E. Coppa      Acting Chief Financial Officer         April 30, 1998
Charles E. Coppa          Assistant Secretary (Principal
                          Financial Officer and Principal
                          Accounting Officer)