Form 10KSB
period 1998-05-31
GREENMAN TECHNOLOGIES INC
filed 1998-09-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the fiscal year ended May 31, 1998

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
        ACT  OF 1934

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

Common Stock, $ .01 par value                 Boston Stock Exchange
         (Title of each class)

Class A Common Stock Purchase Warrants        Boston Stock Exchange
        (Title of each class)

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

 Yes   X         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended May 31, 1998 were $11,011,519.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of September 10, 1998 was $5,136,228.

As of September 10, 1998, 6,566,865 shares of Common Stock of issuer were outstanding. The aggregate market value of the shares of Common Stock was $6,960,877.

Transitional Small Business Disclosure Format (check one)  Yes [  ]     No [X]

                                     PART 1

Item  1. Description of Business

General

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products manufactured using recycled materials and/or are themselves partially or wholly recyclable. Although successful in the technical development of commercial and proprietary products through May 31, 1997, the Company determined during fiscal 1998 that concentration on raw materials management would be more profitable in the near term. Accordingly, most valued-added initiatives involving product development/manufacturing were curtailed in order to concentrate on operations that would yield profits and enhance shareholder value. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia; Savage, Minnesota and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas.

 History

         GreenMan was incorporated under the laws of the State of Arkansas on September 16, 1992 and reincorporated under the laws of the State Delaware on June 27, 1995.

        The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

         On June 30, 1997, the Company acquired as wholly owned subsidiaries, all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively.

         On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL") and together with GMTM and GMTG will constitute the Company's tire recycling operations (the "Recycling operations").

Recent Developments

        In January 1998, the Company closed its Molding operations in order to eliminate continued operating losses. The Molding operations were previously engaged in providing injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. Management believes that third party contract manufacturers could provide the Company with equivalent injection molding capability at equal or less cost on an as-needed basis should there be a necessity to meet market demands in the future.

        On March 12, 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse split (the "Reverse Split") of the Company's Common Stock, pursuant to which each five shares of Common Stock then outstanding were automatically converted into one share, effective March 23, 1998. All share and per share data in this Form 10-KSB have been adjusted to give retroactive effect of the Reverse Split .

         In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-permitted disposal site on about 40 acres of land. The Company began operating the Mac's facility effective, June 1, 1998 and anticipates completing a purchase and sale agreement that is effective on that date.

         In June 1998, the Board of Directors of the Company adopted a change of its fisal year from May 31 to September 30. The Company's next fiscal year will end on September 30, 1998.

         In August 1998, GMTL's facility was damaged by a fire. The Company believes that the damage will be adquately covered by insurance and is still assessing the full extent of the damage and developing plans for replacing equipment and re-establishing its crumb rubber capabilities. The Company is currently purchasing crumb rubber to supplement its internal needs for modified asphalt.

         In September 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the trailing 15 day average closing bid (as reported by NASDAQ) prices prior to the conversion date. The acquired assets are located in Lawrenceville, Georgia and Batesburg, South Carolina and collectively, the two operations process over 5 million tires annually.

Recycling Operations

        The Company's Recycling operations collect, transport and process scrap tires into feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. GMTM and GMTG are paid a fee to collect, transport and process scrap tires from two sources: (1) local, regional and national tire stores (termed "current generation tires") and (2) abatement sites where governmental entities intervene to clean up unwanted tire piles. The tires are processed (shredded) into two-inch chips for sale to consumers that use the chips for TDF (alternative fuel), civil engineering (e.g., septic field or landfill cap drainage to replace aggregate) or for further processing into crumb rubber. The acquisition of GMTL marked the Company's entry into fine mesh crumb rubber manufacturing. The crumb rubber is sold to consumers for use in manufacturing and/or for polymer modification to be used in the asphalt industry. The Recycling operations processed over 10 million tires during fiscal 1998.

DuraWear

         On October 10, 1995, the Company acquired all of the outstanding common stock of DuraWear Corporation ("DuraWear"). DuraWear was incorporated under the laws of the State of Delaware on September 5, 1972 and was reincorporated under the laws of the State of Alabama on December 7, 1990. DuraWear, located in Birmingham, Alabama, manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severely abrasive and corrosive conditions typically encountered in bulk material handling systems in such industries as paper and pulp, mining, coal handling and grain storage and transportation.

Products and Services

Recycling Operation

         In April 1996, the Company signed a perpetual license agreement with a privately-held R&D company for the exclusive world-wide rights and license to use its proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The technically successful production of a 34 gallon GEM-Stock trash container in May 1997, validated the Company's position that products made using GEM-Stock have properties that are comparable to those products made incorporating virgin rubber or plastic. The additional investment required to achieve commercialization of the product, however, was determined to be excessive and, in January 1998, production was discontinued and the Malvern, Arkansas plant closed.

        The Company conducted extensive market research over the past several years and concluded that significant market opportunities could exist for crumb rubber to be used as chemical feedstocks or for incorporation in products. Crumb rubber can be produced either through the use of mechanical grinding methods ("ambiently") or through the use of cryogenic (freezing) methods ("cryogenically") using a feedstock of tire chips. There is also research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into new automobile and truck tires. The Company believes that the largest areas of growth are in applications where fine mesh crumb rubber is used to enhance the characteristics of existing product formulations, thereby commanding premium pricing. As a result, a decision was made to focus Company resources on addressing these "high value added" crumb rubber opportunities. This redirection in strategic market targeting, along with certain limitations of the Company's previous cryogenic recycling equipment to produce sufficient quantities of fine mesh crumb rubber, resulted in the Company redeploying the cryogenic recycling equipment into a joint venture with the original equipment manufacturer in August 1997 and the subsequent acquisition of GMTL in

November 1997. The joint venture is addressing existing opportunities for larger mesh crumb rubber such as in rubber mats and ground cover. The acquisition of GMTL provided the Company with a cryogenic capability from which to produce ultra fine crumb rubber and to perfect a modification process for application in the asphalt industry. On June 3, 1998 the Company received certification of its crumb rubber modification technology by the Federal Highway Administration under an exclusive commercialization agreement. The certified product will be field-tested and is anticipated to be commercialized in fiscal 1999.

        The acquisition of GMTM and GMTG provides the Company access to over 10 million tires annually. Both companies are in the scrap tire collection and processing business whereby they charge a fee to collect and process customers' scrap tires and then process the tires into two inch rubber chips which are then sold as TDF to cement kilns, pulp and paper producers and electric utilities, or utilized in civil engineering projects such as landfill construction or road stabilization projects. The Company also utilizes a portion of the rubber chip flow for the production of ultra-fine mesh crumb rubber at its GMTL facility.

DuraWear

        DuraWear manufactures and markets ceramic, polymer composite and alloy steel materials, specifically engineered to resist the highly abrasive conditions typically encountered in bulk material handling systems. DuraWear sells its products primarily to industries where the process equipment experiences significant wear as a result of material movement over equipment surfaces ("abrasion-wear") or material impact on equipment surfaces ("impact-wear"). Such industries include pulp and paper, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

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

        Polymer Composites. DuraWear distributes two polymer composites for abrasion-wear applications. Xylethon(R) has a high molecular weight cellular chain structure which makes it a highly dense plastic material. This alloyed matrix structure provides superior adhesion resistance and dimensional stability when compared to polyvinyl chloride ("PVC"), polyurethane and ultra high molecular weight ("U.H.M.W.") polyethylene. Xylethon(R) is lightweight compared to abrasion-resistant steel plates, which are generally nine times heavier, and is less susceptible than steel to the distortions caused by thermal cycles.

MANUFACTURING/PROCESSING

Recycling Operations

         GMTM and GMTG collectively have the capacity to process between 15 and 17 million tires annually and processed approximately 10 million tires in fiscal 1998. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. The Company is evaluating technology which would recycle the processing residual into saleable components.

        The Recycling operation's plant in St. Francisville, Louisiana utilizes a two-inch rubber tire chip as feedstock to cryogenically produce crumb rubber. The Company refined the production process of its cryogenic recycling equipment and evaluated the production capabilities of the facility in order to maximize the facility's ultra fine mesh crumb rubber. The operation also developed the process to chemically modify crumb rubber for application in the asphalt industry. The raw material (two-inch chip) is supplied from internal and external sources thereby assuring continuous supply at competitive pricing.

DuraWear

        DuraWear manufactures its ceramic products at its facility located on five acres of land in Birmingham, Alabama. DuraWear's polymer composites and other products are manufactured by third parties on a contract-basis. DuraWear's polymer composites are currently produced to DuraWear's specifications under a confidentiality agreement by two suppliers; the number of alternative suppliers is limited. Management has identified several alternative suppliers for DuraWear's polymer composites in the event there are any adverse changes in its existing relationship. With the exception of its polymer composites, the Company believes that there are multiple manufacturing sources available for DuraWear's other products. While DuraWear has long-standing relationships with its current suppliers, such facilities are not controlled by DuraWear, and these suppliers could sever their relationships with DuraWear at any time. It could be difficult for DuraWear to find other suppliers that could manufacture DuraWear's products to the specifications required by DuraWear on acceptable terms, if at all.

Raw Materials Recycling Operations

        The Company believes it will have access to a supply of tires sufficient to meet the Company's requirements for TDF, civil engineering and crumb rubber for the foreseeable future. GMTM supplements its in-house tire collection fleet with subcontracted haulers in order to collect scrap tires. GMTG exclusively utilizes subcontracted haulers to collect scrap tires to be processed. GMTG and GMTM collectively own and operate key pieces of heavy equipment to provide services to governmental agencies seeking contractors to clean up tire piles. Specialized equipment for unique contracts is rented on an as-needed basis. GMTM and GMTG collectively, are capable of processing between 15 and 17 million tires annually. According to Scrap Tire News, nearly 255 million passenger automobile tires are currently discarded annually in the U.S., and of that total approximately 1% are used for asphalt pavement, 11% are burned to provide energy, approximately 2% are processed for retreading; and the remaining tires are landfilled, adding more than 200 million tires annually to the estimated 3 billion tires already stockpiled in landfills. Accordingly, there is more than ample supply of non-recycled tires to meet the Company's growth plan and to utilize the collective processing capacities.

DuraWear

        DuraWear obtains on a purchase order (rather than a contract basis) its primary raw materials, consisting of alumina and nickel oxides, from a number of sources. The price and other terms upon which such materials are obtained therefore are also subject to change over which DuraWear has no control. Management believes that alternate sources of such raw materials are available on an economically competitive basis, but there can be no assurance that this would be the case at a time when such sources might be needed by the Company.

PRODUCT DEVELOPMENT

        In February 1998, the Company entered into an exclusive technology commercialization agreement with the U.S. Department of Transportation/ Federal Highway Administration ("USDOT/FHWA"), whereby the Company will work with major asphalt manufacturers and contractors to incorporate patented USDOT/FHWA binder technology -- together with the Company's ultra-fine crumb rubber -- to create a high-performance, cost-effective asphalt blend. Designated "Chemically Modified Crumb Rubber Asphalt" (CMCRA), this advanced material formulation addresses on-going highway problems of: aging, rutting, low-temperature cracking, fatigue cracking, moisture sensitivity, and adhesion between asphalt and aggregate material. These six performance factors are among the most common causes of pavement failure. The new technology that GreenMan is helping to commercialize provides improvements to all these factors. The Company's research and development efforts at the St. Francisville facility resulted in FHWA certification on June 3, 1998.

CUSTOMERS

Recycling Operations

         There were no customers which accounted for 10% or more of consolidated net sales during the fiscal years ended 1997 and 1998. The Recycling operations have a very diversified collection and product sales program which minimizes their vulnerability to the loss of any one customer. The diverse base of customers includes Goodyear, Firestone, Continental, Michelin, Cooper Tire and many local and regional tire outlets.

DuraWear

        DuraWear did not have any customers which accounted for 10% or more of consolidated net sales during the fiscal years ended 1997 and 1998. DuraWear's customers include Georgia Pacific, Boise Cascade, Container Corp. of America, Champion International, Longview Fiber Company, Union Camp, and various power utilities and pulp an paper producers throughout the U.S.

        The Company does not have any long-term contracts pursuant to which any customer is required to purchase any minimum amount of products. There can be no assurance that the Company will continue to receive orders of the same magnitude as in the past from existing customers or that it will be able to market its current or proposed products to new customers. The loss of any individual customer would not have a materially adverse effect on the business of the Company as a whole.

Sales and Marketing

         The Recycling operations utilize in-house sales staffs for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates sales/marketing efforts on highly focused initiatives. Sales/marketing personnel are highly trained in the tire industry and in industries where processed materials are consumed. DuraWear has in place a network of sales representatives for both domestic and international sales, which may be used by the Company in connection with the sale of its products.

        DuraWear markets its products primarily to industries where material movement typically causes abrasion resulting in wear of the process equipment. Applications for DuraWear's products span many industries such as pulp and paper, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

COMPETITION

Recycling Operations

         Historically, companies in the tire collection and processing industry have generated significant quantities of tires to satisfy the growing needs for TDF to be sold as alternative fuel to cement kilns, pulp and paper producers or electric utilities or utilized in civil engineering projects such as landfill construction or road stabilization projects. There are also several companies that break down the tire material into its elemental components ("Pyrolysis") and sell the components individually. Few, if any companies are completely vertically integrated with operations that encompass tire collection through end product manufacture. The Company believes that the limited success experienced by these companies is due to industry disaggregation among small and under-capitalized companies and limited success in identifying and producing a strategy for recycling tires. Consequently, the Company firmly believes there is an opportunity for industry consolidation and strategic value-added vertical integration. Research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into automobile and truck tires exemplifies the opportunities.

         As a result of the Company's acquisition of GMTM and GMTG in June 1997 and GMTL in November 1997, the Company has positioned itself as a leader in tire recycling operations. Collectively, the Company's current operations process approximately 5% of tires currently generated in the U.S.

DuraWear

         DuraWear has several competitors for its products, many of whom have greater resources than DuraWear. In the ceramics market, competitors include Coors Ceramics Co., Champion and Packo Industrial Ceramics, Inc. and in the polymer composite market include Solidur Plastics, DuPont and BP America. DuraWear competes on the basis of the longer-lasting wear resistance performance of its products as compared to products offered by competitors. Management believes that on a life cycle costing basis, DuraWear products offer customers significant cost advantages, notwithstanding DuraWear's products' higher prices.

GOVERNMENT REGULATION

        The Company's tire recycling and manufacturing activities may be subject to extensive and rigorous government regulation designed to protect the environment (as is the case with other tire recycling processes such as pyrolysis). Management does not expect that the Company's activities will result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and complying with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The EPA and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company from obtaining, or affect the timing of, regulatory approvals. The Company keeps abreast of changed or new regulations for immediate implementation.

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY RIGHTS

        None of the equipment or machinery that the Company currently uses or intends to use in its respective current or proposed manufacturing activities are proprietary; any competitor can acquire equivalent equipment and machinery on the open market. The Company believes that it has developed specialized know-how in the blending of plastics and rubber. The Company has acquired exclusive perpetual world-wide rights to a proprietary additive technology which in the future could enable the Company to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires. The Company has exclusively licensed several proprietary modification technologies for modifying crumb rubber for use in the asphalt industry. The Company also believes that many of the formulae and processes used in manufacturing DuraWear's products are proprietary, and DuraWear has executed confidentiality agreements with the appropriate employees and subcontractors. However, there can be no assurance that competitors will not develop processes or products of comparable efficiency and quality. DuraWear does not have any patents and does not believe any of its products are patentable. Moreover, there can be no assurance that any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action, and such an action would divert funds and resources otherwise available for use in the Company's operations. Consequently, there can be no assurance that the Company would elect to prosecute potential patent infringement claims it might have. Furthermore, there can be no assurance that the Company's proposed products will not infringe any patents or rights of others.

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

         DuraWear has registered trademarks for a number of its products, including CeraDur and Xylethon and has used the name "ExcelloSlide" and other trade names in interstate commerce and asserts a common law right in and to such names There can be no assurance, however, that such right would sufficiently protect the Company's right to use such names or that, if and when the Company files trademark applications for such names, that such applications would be approved.

EMPLOYEES

         As of May 31,  1998,  the  Company  had  approximately  104  employees.
Neither the Company nor its subsidiaries are a party to any collective bargaining agreements, and each consider the relationship with their employees to be satisfactory.

Item 2.  Description of Properties

        The Company leases approximately 2,700 square feet of corporate administrative office space in Lynnfield, Massachusetts at a monthly rental of $3,238 under a three year lease. In June 1998, the Company renegotiated the lease to include an additional 680 square feet and extended the lease term for five years at $4,366 per month.

         GMTM owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of land zoned for industrial expansion. GMTG owns an industrial building and an office building in Jackson, Georgia, located on approximately 21 acres of land zoned for industrial expansion. Both locations have adequate space to accommodate expansion if required to meet ongoing growth.

         GMTL occupies approximately 145,000 square feet of combined industrial/manufacturing space in St. Francisville, Louisiana and is currently a tenant at will. There is adequate space available to expand capacity. In August 1998, GMTL's facility was damaged by a fire. The Company believes that the damage will be adquately covered by insurance and is still assessing the full extent of the damage and developing plans for replacing equipment and reestablishing its crumb rubber capabilities.

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

Item 3. Legal Proceedings

        In October 1994, the Company was sued in Robert H. Jones v. GreenMan Technologies, Inc. in the 15th Judicial District Court in Lafayette, Louisiana, by a former consultant who seeks, among other things, unpaid consulting fees, as well as licensing fees/royalties relating to the Company's alleged use of a cryogenic process for recovering crumb rubber that Mr. Jones alleges he developed. In June 1998, the court ruled in favor of the Company and dismissed the case.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company conducted a Special Meeting in lieu of an Annual Meeting of Stockholders on March 12, 1998. The matters considered at the meeting were (1) election of six members of the Board of Directors; (2) approval of amendments to the Company's Certificate of Incorporation and By-Laws to create three classes of directors to serve for staggered terms; (3) approval of an amendment to the Company's Certificate of Incorporation to effect a reverse split of the Company's Common Stock, $.01 par value per share (the "Common Stock"), pursuant to which each five shares of Common Stock then outstanding will be converted into one share; (4) approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 to 50,000,000; and (5) a proposal to ratify the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending May 31, 1998. The results of each vote were as follows:

                                                                                                            Broker
                                                                     For         Against     Abstain       Non Votes
                                                                     ---         -------     -------       ---------
Vote 1 -   Election of six (6) members of the Board of
           Directors                                               1,863,341        --         7,637             --
Vote 2 -   Amendment to the Certificate of Incorporation
           and By-Laws to create three classes of directors
           to serve for staggered terms                              830,073    22,333        11,463      1,007,110


                                                                                                            Broker
                                                                     For         Against     Abstain       Non Votes
                                                                     ---         -------     -------       ---------

Vote 3 - Amendment to the Certificate of Incorporation to
         effect a reverse split of Common Stock pursuant
         to which each five shares of Common Stock then
         outstanding will be converted into one share              1,619,412    89,062        18,740        143,764

Vote 4 - Amendment to the Certificate of Incorporation
         to increase the authorized number of shares of
         Common Stock to 50,000,000                                1,750,946   104,418        15,614             --

Vote 5 - Proposal to ratify the selection of the firm of
         Wolf & Company, P.C. as independent auditors
         for the fiscal year ending May 31, 1998                   1,821,220    11,292        38,466             --

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock and the Class A Common Stock Purchase Warrants are traded on the NASDAQ SmallCap Market under the symbols "GMTI" and "GMTIW", respectively, and listed on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively. The following table sets forth the high and low bid quotations for the Common Stock and Class A Common Stock Purchase Warrants for the periods indicated as quoted by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                             Class A Common Stock
                                                              Common Stock                     Purchase Warrants
                                                              ------------                     -----------------
                                                           High          Low                  High             Low
                                                           ----          ---                  ----             ---
Fiscal 1997

Quarter Ended August 31, 1996                            $20.65         $11.25               $6.90            $.65
Quarter Ended November 30, 1996                           16.10           6.70                3.90            1.25
Quarter Ended February 29, 1997                            8.15           5.00                1.55             .65
Quarter Ended May 31, 1997                                10.00           3.45                1.40             .45
                                                                                             Class A Common Stock
                                                              Common Stock                     Purchase Warrants
                                                              ------------                     -----------------
                                                           High          Low                  High             Low
                                                           ----          ---                  ----             ---
Fiscal 1998

Quarter Ended August 31, 1997                             $8.91         $2.81                $1.72            $0.65
Quarter Ended November 30, 1997                            8.28          4.53                 1.72             0.63
Quarter Ended February 28, 1998                            4.22          1.41                 0.94             0.31
Quarter Ended May 31, 1998                                 4.44          0.94                 0.59             0.16

Fiscal 1999

Quarter Ended August 31, 1998                             $2.44         $0.94                $0.38            $0.16

         On September 10, 1998, the closing bid price of the Common Stock was $1.06 and the closing bid price for the Class A Common Stock Purchase Warrants was $.31.

         As of September 10, 1998, the Company estimated that the approximate number of stock holders of record of the Company's Common Stock were 2,500.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products manufactured using recycled materials and/or are themselves partially or wholly recyclable. Although successful in the technical development of commercial and proprietary products through May 31, 1997, the Company determined in fiscal 1998 that concentration on raw materials management would be more profitable in the near term. Accordingly, most valued-added initiatives involving product development/manufacturing were curtailed in order to concentrate on operations that would yield profits and enhance shareholder value. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia; Savage, Minnesota and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. The consolidated financial schedules of the Company have been restated to reflect the net operating results of the molding operation as a separate line item for all periods presented.

        The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

         On June 30, 1997, the Company acquired as wholly owned subsidiaries, all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively.

         On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL") and together with GMTM and GMTG will constitute the Company's tire recycling operations ( the "Recycling operations").

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

Results of Operations

Year ended May 31, 1998 Compared to Year ended May 31, 1997

         Net sales for the year ended May 31, 1998 were $11,011,519 as compared to $2,084,220 for the year ended May 31, 1997. The increase of $8,927,299 is primarily due to the inclusion of revenues from the Company's tire recycling operations which were acquired in June 1997 from Browning-Ferris Industries, Inc.. The tire recycling operations experienced over 10% internal growth in business as compared to same period in 1997.

         Gross profit for the year ended May 31, 1998 was $3,516,757 or 32% of net sales as compared to $644,971 or 31% of net sales for the year ended May 31, 1997. The slight improvement in gross profit was primarily due to the inclusion of GMTM and GMTG operations.

         Research and development expenditures were $675,252 for the year ended May 31, 1998 as compared to $319,726 for the same period in 1997. The Company accelerated its crumb rubber research and development efforts during fiscal 1998 through the acquisition of Cryopolymers in November 1997. This facility operated during the year as the Company's research and development operations for crumb rubber production and applications research and was instrumental in obtaining Federal Highway Administration certification in June 1998 of the Company's crumb rubber modification technology for use in the asphalt industry. Approximately $428,000 of the current year's research and development expenditures were attributable to these efforts.

         Selling, general and administrative expenses were $4,524,488 for the year ended May 31, 1998 as compared to $3,721,223 for the same 1997 period. The results reflect increased headcount and operations, acquisition and integration costs including approximately $90,000 of costs associated with the Company's former Georgia rubber recycling operation which was integrated into the Georgia tire recycling operations during fiscal 1998.

         As a result of the foregoing, the operating loss for the year ended May 31, 1998 decreased by 63% or $2,712,995 to $1,682,983 compared to an operating loss of $4,395,978 for the comparable period in 1997. The decrease reflects the elimination of non-recurring fiscal 1997 charges and a five-fold increase in gross profit for the year ended May 31, 1998. Approximately 40% of the operating loss is attributable to the Company's crumb rubber research and development efforts.

         Interest and financing costs increased by $870,395 to $2,886,386 due to costs associated with the issuance of convertible debentures during fiscal 1997 and fiscal 1998 and the inclusion of approximately $435,000 of interest associated with the acquisition of GMTM and GMTG. Approximately $1,782,000 of the 1998 expense is associated with the impact of amortizing the discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized
$210,500 of additional financing costs pursuant to the terms of the certain debentures as result of the delay in registering under the Securities Act of 1933 the common stock issuable upon conversion of the debentures.

         The Company experienced a loss from continuing operations of $4,564,032 for the year ended May 31, 1998 as compared to $6,417,385 for the year ended May 31, 1997.

         The Company reported a $660,954 loss from discontinued operations for the year ended May 31, 1998 as compared to a $589,094 loss from discontinued operations for the same 1997 period. The Company also reported a $1,100,000 estimated loss on the disposal of the discontinued operations.

         The Company experienced a net loss of $6,324,986, or $2.44 per share for the year ended May 31, 1998 as compared to a net loss of $7,006,479, or $6.24 per share for the year ended May 31, 1997.

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

Loans from Related Company

        During the period of February 1996 to June 1996 the Company borrowed $1,700,000 in aggregate from Palomar Medical Technologies, Inc. ("Palomar") a company that was related to a director of the Company. These notes payable bore interest at 10% per annum with principal and interest due at the earlier of (1) the tenth business day following the consummation by the Company of a minimum $3,000,000 of additional financing or (2) $500,000 on September 30, 1996, $700,000 on January 1, 1997 and $500,000 on June 1, 1997, respectively. In addition, the Company granted warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $19.40 per share and warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $20.00 per share. In September 1996, the Company repaid $500,000 of the amounts owed the lender.

        On December 30, 1996, the Company renegotiated the remaining principal balance of $1,200,000 due Palomar, under the 10% notes payable. The outstanding principal balance was converted into a 10% secured convertible note payable (the "Note"), due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $5.00 per share. The Note was secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price of the 60,000 warrants granted in connection with this borrowing to $5.65 per share. The Company recorded a non cash expense of $36,000 in connection with the reduction in the exercise price in accordance with SFAS No. 123.

         As of May 31, 1998, Palomar had converted its entire $1,200,000 note payable and $164,741 of accrued interest into 297,257 shares of common stock pursuant to the terms of the convertible note payable. A portion of the conversion included a one time 15% reduction in the conversion price as a an inducement to convert the balance due under the Note.

Crumb Rubber Equipment

        During the year ended May 31, 1996, the Company purchased a cryogenic recycling line for $1,500,000 and placed an additional $300,000 deposit towards the purchase of an additional cryogenic recycling equipment line.

        During the first half of fiscal 1997, the Company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the facility. Based upon the cryogenic recycling equipment's capacity to produce ultra-fine mesh crumb rubber in the amounts required, the Company decided to redeploy the cryogenic recycling equipment into a joint venture with Crumb Rubber Technologies, Inc. ("CRT"), the original equipment manufacturer.

         In August 1997, the Company finalized the formation of the joint venture between the Company and CRT to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture addresses existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company has contributed a portion of its investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. Pursuant to the terms of the joint venture agreement, CRT has returned $100,000 of equipment deposits previously made by the Company and is currently determining a payment schedule for the remaining $200,000. The joint venture began operating on a limited basis in April 1998 and has not yet generated significant revenues.

         Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL will pay $25,500 per month rental plus an additional rent of $100,000 per year for the first six years of the agreement to be payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease has been classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876.

Loans From Officers

         In May 1996, the Company borrowed $325,000 from Maurice Needham, the Company's Chairman. This unsecured note payable bears interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from Mr. Needham and Joseph Levangie, the Company's Vice Chairman and repaid $345,000 in aggregate during January 1997 and May 1997.

        On May 30, 1997, the Company refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued each officer 10% convertible notes, due October 30, 1998 in the amount of $640,000 and warrants to purchase 25,600 shares of common stock at an exercise price of $4.40 per share. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes.

        During June and July 1997, the Company borrowed an additional $386,000 from Messrs. Needham, Levangie, Robert Maust, the Company's Vice President of Operations and another officer of the Company and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion prices equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes. On March 24, 1998, the officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock.

Debenture Offerings

January 31, 1997 Debentures

         In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and immediately exercisable, one year warrants to purchase 152,500 shares of common stock (the "January Offering") at an exercise price of $6.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000.

         As of May 31, 1998, all Debentures had been converted into 502,181 shares of the Company's common stock and all deferred charges had been amortized to expense. Investors from the January Offering have exercised 36,000 warrants during the year ended May 31, 1998 resulting in net proceeds to the Company of $225,000.

April 1997 Notes
        In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes"), due eighteen months after closing and warrants to purchase 60,000 shares of common stock (the "April Offering") at exercise prices ranging from $4.85 to $5.25. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of the Notes. The Note holders receive 800 shares of the Company's common stock in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. Approximately $650,000 of the proceeds were paid towards the acquisition of GMTM and GMTG. The Company also issued immediately exercisable two year warrants to purchase 30,968 shares of common stock at an exercise price of $4.85 per share to the placement agents. During the year ended May 31, 1998, all Notes had been converted into 1,089,449 shares of common stock including 49,813 shares associated with accrued interest.

December 1997 Debentures

        In December 1997, the Company entered into securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Initial Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Initial Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. As of May 31, 1998, $240,433 of the Initial Debentures and $7,127 of accrued interest have been converted into 98,984 shares of common stock. During the period of June to July 1998, an additional $594,664 of Initial Debentures and $25,867 of accrued interest were converted into 466,454 shares of common stock.

         The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company used $750,000 of the proceeds to paydown the outstanding loan payable to BFI for the purchase of GMTM and GMTG.

       Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Initial Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. The Company has issued $250,000 of Additional Debentures during the period of June to July 1998.

Acquisition of GMTM and GMTG

         On June 30, 1997, the Company acquired as wholly owned subsidiaries, all of the capital stock of BTM and of BTG, (renamed "GMTM" and "GMTG" respectively), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. ("BFI") and whose business is scrap tire collection and processing. The Company agreed to a pay $5,331,516 for all of the outstanding capital stock of BTM and BTG of which $650,000 had been previously paid to BFI as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from BFI. The note was originally due and payable on September 30, 1997. In return for payments in November and December 1997 the Company obtained an extension of the due date until February 1998. In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3.9 million to repay the balance due on the notes plus interest.

        On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at May 31, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, plus interest at prime plus 1.75% (10.25% at May 31, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at May 31, 1998).

         The Company has granted Heller a security interest in the capital stock of GMTM and GMTG in addition to providing a Company guarantee and the personal guarantee of three officers of the Company. The Credit Facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. The Company is either in compliance with the terms of the Credit Facility or has received a waiver of compliance at May 31, 1998.

Acquisition of GMTL Inc.

         On November 19, 1997, the Company acquired all of the outstanding common stock of Crypolymers, Inc. (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of
(1) $774,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the warrants to purchase 260,000 shares of common stock.

Working Capital

         At May 31, 1998, the Company had cash of $180,963, a working capital deficit of $2,147,915, net capital of $3,136,228 and accumulated losses of $17,029,919.

         Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the purchase of equipment through lease financing arrangements and the remaining availability under the Heller Credit Facility, will be sufficient to meet the Company's cash requirements through fiscal 1999. The Company expects that additional financing may be required after this time in order to fund continued growth. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Factors Affecting Future Results

        The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the impact of the Company's ongoing merger and acquisition activities; (iii) the Company's ability to reestablish or relocate the operations of GMTL subsequent to the August 1998 fire; (iv) the Company's ability to reach satisfactory settlement with the remaining creditors of its closed injection molding operation; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in production of crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

Recent Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income are components of comprehensive income.

         It is required under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning with the next fiscal year.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        SFAS No. 131 also requires companies to report information about the way that operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the Company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined the impact that adoption of SFAS No. 131 will have on its financial statement presentation.

Item 7. Financial Statements

For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-24 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Key Employees

The Directors and executive officers of the Company are as follows:

                         Name                           Age                  Position
                         ----                           ---                  --------
Maurice E. Needham ...............................       58      Chairman of the Board of Directors
Joseph E. Levangie ...............................       53      Vice Chairman; Director
Robert H. Davis ..................................       55      Chief Executive Officer; President; Director
Charles E. Coppa .................................       35      Acting Chief Financial Officer; Treasurer; Assistant Secretary
Robert D. Maust ..................................       60      Vice President of Operations; Director
Lew F. Boyd ......................................       53      Director
Jagruti Oza ......................................       37      Director

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The Company's officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. In fiscal 1998, the Board of Directors approved a $2,500 per board meeting fee to be paid to each outside director commencing with the March 12, 1998 meeting. Each outside director also participates in the Non-Employee Director Stock Option Plan.

         The Company has established an Audit Committee consisting of Ms. Oza, Mr. Boyd and Mr. Levangie and a Compensation Committee consisting of Messrs. Needham, Levangie and Boyd.

         MAURICE E. NEEDHAM has been Chairman of the Company since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive
Officer of the Company. He also serves as Chairman of Electronic Packaging Interconnect Corporation ("EPIC"), an electronics contract manufacturer since October 1997. He previously served as Chairman of Dynaco Corporation, a manufacturer of flexible printed circuit boards which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a printed circuit board manufacturer, where he served as President, Chief Operating Officer and Director.

         JOSEPH E. LEVANGIE has been Vice Chairman of the Company since March 1998 and a Director of the Company since its inception. From June 1993 until March 1998 he served as Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Levangie is the founder and has been since its inception in 1981, the Chief Executive Officer of JEL & Associates, which specializes in corporate finance and business strategy and development. Mr. Levangie serves as a Director of Nexar, Inc., publicly traded company.

         ROBERT H. DAVIS has been Chief Executive Officer and a Director of the Company since July 1997. Prior to joining the Company, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc.

         CHARLES E. COPPA has served as the Company's Acting Chief Financial Officer, Treasurer and Assistant Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was CFO and Treasurer of Food Integrated Technologies of Brookline, MA, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products and Corporate Controller for Avatar Technologies, Inc., a computer networking company.

         ROBERT D. MAUST has been Vice President of Operations and a Director since July 1997 and was President of the Company's Recycling Operation from December 1996 to July 1997 and a Director of the Company since July 30, 1997. Prior to joining the Company, Mr. Maust was Vice President for BFI's tire recycling operations from July 1991 to 1996 and was instrumental in growing that operation from 5 million tires/year to 22 million tires/year over a five year period. An entrepreneur/manager with over ten years experience in tire recycling, Mr. Maust was President of Maust Tire Recycling from 1988 to 1991, when he sold the business to BFI and joined BFI as Vice President.

         LEW F. BOYD has been a Director of the Company since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology.

         JAGRUTI OZA has been a Director of the Company since March 12, 1998. Ms. Oza is Vice President - Strategy and Acquisitions for VNU Marketing Information Services, a subsidiary of VNU, a $3 billion international publishing and marketing information service company. Previously, Ms. Oza was Vice President - Corporate Planning for Public Service Enterprise Group ("PSEG") from March 1995 to March 1998, a holding company with $6 billion in annual revenues whose businesses include electric and gas utility, international power development and retail energy services. From 1991 to 1995, Ms. Oza held various managerial positions at PSEG including Regional Manager - Fossil Generation, overseeing the operation of three power plants. Prior to joining PSEG, Ms. Oza was a management consultant with Bain and Company (from 1987 to 1990) providing strategic management services to multinational companies in the chemical consumer products and retail service industries.

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

Item 10. Executive Compensation

        The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and its Vice President of Operations. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the years indicated.

                                             SUMMARY COMPENSATION TABLE
                                                                                                     Long-Term
                                                        Annual Compensation                          Compensation
                                  Fiscal Year                                              (1)       Securities
           Name and                  Ended                                         Other Annual       Underlying       All Other
      Principal Position             May 31         Salary         Bonus           Compensation      Options (3)   Compensation (2)
      ------------------             ------        -------         ------          -------------     -----------   ----------------
Robert H. Davis ............          1998         $ 188,000       $   --             $ 7,740           415,000        $   --
Chief Executive Officer               1997             --              --               --                --               --
                                      1996             --              --               --                --               --

Robert D. Maust ............          1998         $ 125,000         $ --            $ 11,940           170,000        $ 19,000
Vice President                        1997           57,089            --               --                --               --
                                      1996             --              --               --                --               --

----------

(1)  Represents  payments  made to or on behalf of Messrs.  Davis and Maust in fiscal  1997 and 1998 for health  insurance  and auto allowances.
(2)  Represents payments made to Mr. Maust for relocation expenses.
(3)  Represents options granted in July 1997 and March 1998 for Mr. Davis and options granted in December 1996 and March 1998 to Mr.
     Maust.  Does not include 20,000  warrants to purchase  shares of common stock granted to Mr. Davis pursuant to a stock purchase agreement and 6,400 warrants to purchase shares of common stock granted to Mr. Maust pursuant to the terms of loans made to the
     Company by Mr. Maust.

        The following table sets forth information concerning the value of unexercised options as of May 31, 1998 held by the executives named in the Summary Compensation Table above. No options were exercised by such executive officers during the fiscal year ended May 31, 1998.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR END OPTION VALUES(1)
                                                                                      Value of Unexercised
                                             Number of Unexercised                    In-the-Money Options
                                          Options at May 31, 1998 (1)                 at May 31, 1998 (2)
                                          ---------------------------                 -------------------
               Name                     Exercisable         Unexercisable               Exercisable     Unexercisable
Robert H. Davis ............                 --                415,000                     $ --           $ 588,750
Robert D. Maust ............               6,000               164,000                     $ --           $219,800
----------

(1)  There were no options  exercised by any of the executive  officers  named in the Summary  Compensation  Table during the twelve months ended May 31, 1998. The options  granted to the executive  officers became  exercisable  commencing July 17, 1998 in the case of Mr. Davis and December  30, 1997 in the case of Mr. Maust at an annual rate of 20% of the  underlying  shares of Common
     Stock.
(2)  Assumes that the value of shares of Common Stock is equal to $2.66 per share,  which was the closing bid price of the Company's
     Common Stock as listed by NASDAQ on May 31, 1998.

Employment Agreements

         The Company has employment agreements with five officers which provide for base salaries, participation in employee benefit plans and severance payments for termination without cause.

Stock Option Plan

         The Company's 1993 Stock Option Plan, the "Plan", was established to provide stock options to employees, officers, directors and consultants.

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

        The Plan is administered by the Board of Directors. Under the Plan, the Board has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option. In June 1996, the Company's stockholders approved an increase to the number of shares authorized under the Plan to 200,000 shares. On June 24, 1998, the Board of Directors approved an increase to the number of shares authorized under the Plan to 2,000,000 shares, subject to shareholder approval.

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

         As  of  May  31,  1998,  there  were  1,274,500   options  granted  and
outstanding under the Plan of which 41,940 options were exercisable at prices ranging from $0.45 to $5.65.

Non-Employee Director Stock Option Plan

        On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders' approved the Director Plan on June 7, 1996. The purpose of the Director Plan is to promote the interests of the Company by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees of the Company to serve as members of the Board of Directors. The Board of Director has reserved 60,000 shares of Common Stock for issuance and as of May 31, 1998, options to purchase 8,000 shares of Common Stock have been granted under the Director Plan.

        Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee of the Company, was automatically granted an option to purchase 2,000 shares of the Company's Common Stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee of the Company who continues to serve as a director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 2,000 shares of the Company's Common Stock. The exercise price per share of options granted under the Director Plan is 100% of the fair-market value of the Company's Common Stock on the business day immediately prior to the date of the grant. Each option granted under the 1996 Director Plan is immediately exercisable for a period of ten years from the date of the grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of May 31, 1998: (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) by each director and officer of the Company (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and (iii) by all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. As of May 31, 1998, there were issued and outstanding 5,858,019 shares of Common Stock.

Name (1)                                   Number of Shares        Percentage of
                                         Beneficially Owned (2)        Class
                                         ----------------------    -------------

Maurice E. Needham  (3).................        969,880                16.42%
Joseph E. Levangie (4) .................        477,893                8.09%
Robert D. Maust (5).....................        207,556                3.54%
Robert H. Davis (6).....................        139,111                2.36%
Charles E. Coppa (7)....................        59,000                 1.01%
Lew F. Boyd (8).........................        27,667                   *
Jagruti Oza (9).........................         4,000                   *
All officers and directors as a group          1,885,107               31.30%

      (7 persons) ......................

-----------------------------------------
* Less than 1%  of the outstanding Common Stock.
(1) Each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 48,040 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 59,556 shares of Common Stock and 10,000 shares of Common Stock issuable pursuant to immediately exercisable outstanding warrants owned by Mr. Needham's wife. Does not include 650,500 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(4) Includes 51,300 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 575,200 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(5) Includes 12,400 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 164,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(6) Includes 28,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 407,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(7) Includes 9,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 130,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(8) Includes 11,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 121,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(9) Includes 4,000 shares of Common Stock issuable pursuant to immediately exercisable stock options. Does not include 3,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

        On May 30, 1997, the Company granted Mr. Needham and Mr. Levangie, two officers of the Company, warrants to purchase 22,200 and 3,400 shares of common stock, respectively, pursuant to the terms of loans made to the Company. The warrants have an exercise price of $4.40 per share.

     During June and July 1997, the Company granted Messrs. Needham, Levangie, Robert Maust, the Company's Vice President of Operations and another officer of the Company, warrants to purchase 15,440 shares, in aggregate of common stock pursuant to the terms of loans made to the Company. The warrants have exercise prices ranging from $3.60 to $4.85 per share.

     In March 1998, Messrs. Davis, Levangie, Coppa, and Boyd purchased an aggregate of 334,334 unregistered shares of Common Stock and were granted immediately exercisable, two-year warrants to purchase 74,000 shares of Common Stock pursuant to the terms of the March 1998 Private Offering (See Note 14). The warrants are exercisable at $1.75 per share.

Loans; Personal Guarantees

     In May 1996, the Company borrowed $325,000 from Maurice Needham, the Company's Chairman. This unsecured note payable bears interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from Mr. Needham and Joseph Levangie, the Company's Vice Chairman and repaid $345,000 in aggregate during January 1997 and May 1997.

        On May 30, 1997, the Company refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued each officer 10% convertible notes, due October 30, 1998 in the amount of $640,000 and warrants to purchase 25,600 shares of common stock at an exercise price of $4.40 per share. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes.

     During June and July 1997, the Company borrowed an additional $386,000 from Messrs. Needham, Levangie, Robert Maust, the Company's Vice President of Operations and another officer of the Company and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion prices equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes. On March 24, 1998, the officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock.

         In January 1998, the Company advanced $104,000 to an officer of the Company under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of the Company's common stock owned by the officer.

     Messrs. Needham, Levangie and Davis have personally guaranteed the $5.0 million asset-based credit facility that was provided by Heller Financial Inc. in February 1998.

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

Item 13. Exhibits and Reports on Form 8-K
         (a) Exhibits

     The following exhibits required by Item 601 of Regulation S-B are filed as part of this Annual Report on Forms 10-KSB. Exhibit numbers, where applicable, in the left column correspond to these of Item 601 of Regulation SB.

   Exhibit

     No.                           Description

     *3.1       --  Certificate of Incorporation of GreenMan Technologies, Inc.

     *3.2       --  Articles of Incorporation of J.W. DuraWear, Inc. (Name changed to DuraWear Corporation in Certificate of Merger of DuraWear Corporation into J.W. DuraWear, Inc. dated November 29, 1990).

     *3.3       --  Certificate of Stock Designation of GreenMan Technologies, Inc. dated August 10, 1995.

     *3.4       --  By-laws of GreenMan Technologies, Inc.

   (6) 3.5      --  Certificate of Amendment to the Certificate of Incorporation of GreenMan Technologies, Inc.

   (8) 3.6      --  Certificate of Amendment to the Certificate of Incorporation of GreenMan Technologies, Inc.

     *4.1       --  Specimen certificate for Common Stock of the Company.

     *4.2       --  Specimen certificate for Class A Redeemable Common Stock Purchase Warrant.

     *4.3       --  Form of Warrant Agreement between the Company and OTC Corporate Transfer Services Co.

     *4.4       --  Form of  Warrant issued to Landmark International Equities, Inc.

     *10.5      --  1993 Stock Option Plan.

     *10.6      --  Stock Option Letter dated June 10, 1993 issued to James F. Barker.

     *10.7      --  Stock Option Letter dated June 10, 1993 issued to Maurice E. Needham.

     *10.8      --  Stock Option Letter dated June 10, 1993 issued to Joseph E. Levangie.

     *10.9      --  Stock Option Letter dated April 25, 1994 issued to Lew F. Boyd.

    *10.10      --  Intentially Omitted.

    *10.11      --  Stock Option Letter dated April 26, 1995 issued to Joseph E. Levangie.

    *10.12      --  Stock Option Letter dated July 1, 1994 issued to Dhananjay G. Wadekar.

    *10.13      --  Form of confidentiality and non-disclosure agreement for executive employees.

    *10.14      --  Form of Employment Agreement with James F. Barker.

    *10.15      --  Form of Employment Agreement with Maurice E. Needham.

    *10.16      --  Form of Employment Agreement with Joseph E. Levangie.

    *10.17      --  Form of Consulting Agreement with Dhananjay G. Wadekar.

    *10.18      --  Form of 10% Convertible Promissory Note issued between November 1993 and
                    April 1994 (the "First Bridge") to 17 unaffiliated lenders of GreenMan
                    Technologies, Inc. representing, in the aggregate, $575,000.

    *10.19      --  Form of 10% Convertible Promissory Note issued in September and October
                    1994 (the "Second Bridge") to unaffiliated lenders of GreenMan Technologies,
                    Inc. representing, in the aggregate, $300,000.

    *10.20      --  Promissory Notes of GreenMan Technologies, Inc. issued from September to
                    December 1992 to Budra Management Corp. representing, in the aggregate principal amount, $233,000 and bearing an effective rate of interest of 53% per annum.

    *10.21      --  Letter Agreement dated March 20, 1995 amending the terms of the Promissory Notes issued by GreenMan Technologies, Inc. to Budra Management Corp.

    *10.22      --  Stock Purchase agreement by and among GreenMan Technologies, Inc., DuraWear Corporation and Dhananjay G. Wadekar for the acquisition by GreenMan Technologies, Inc. of all of the outstanding capital stock of DuraWear Corporation.

    *10.23      --  Letter Agreement dated March 10, 1995 amending the terms of the Stock Purchase Agreement by and among GreenMan Technologies, Inc., DuraWear Corporation and Dhananjay G. Wadekar.

    *10.24      --  Form of Non-Competition Agreement with Dhananjay G. Wadekar.

    *10.25      --  Agreement dated August 16, 1994 between GreenMan Technologies, Inc. and Crumb Rubber
                    Technology, Inc.

    *10.26      --  Exclusivity Agreement dated September 14, 1994 between GreenMan Technologies, Inc. and
                    Crumb Rubber Technology, Inc.

    *10.27      --  Agreement dated September 20, 1994 whereby MC Machinery Systems, Inc. (Lessor) and MAC
                    Funding Corporation (Assignee) surrendered default rights under certain capital equipment leases of the Company.

    *10.28      --  Form of Subscription Agreement executed by investors in connection with April 1995
                    Private Placement of Class A Convertible Preferred Stock.

    *10.29      --  Form of Registration Rights Agreement executed by investors in connection with April
                    1995 Private Placement of Class A Convertible Preferred Stock.

    *10.30      --  Promissory Note issued in April 1995 by GreenMan Technologies, Inc. to Maurice E. Needham.

    *10.31      --  Promissory Notes issued by DuraWear Corp. to GreenMan Technologies, Inc. in connection with certain loans by the Company to DuraWear Corporation.

    *10.32      --  Form of Stock Purchase Agreement between Salvatore Mazzeo, Custodian for Mathew J. Mazzeo,
                    UGMA, and Dhananjay G. Wadekar.

    **10.33     --  Tire Material Put-or-Pay/Take-or-Pay Agreement dated December 14, 1995 between GreenMan
                    Technologies, Inc. and BFI Tire Recyclers of Georgia, Inc.

    **10.34     --  Facility Lease dated December 14, 1995 between GreenMan Technologies, Inc. and BFI Tire
                    Recyclers of Georgia, Inc.

    **10.35     --  Amended and Restated Term Note dated October 1, 1995 between DuraWear Corporation and
                    SouthTrust Bank of Alabama, National Association.

    **10.36     --  Loan Modification and Consent Agreement dated October 1, 1995 between DuraWear
                    Corporation and SouthTrust Bank of Alabama, National Association.

    **10.37     --  Commercial Lease dated October 13, 1995 between GreenMan Technologies, Inc.
                    and Kimball Realty Trust.

    **10.38     --  Amendment to Agreement described in Exhibit 10.33.

    **10.39     --  Promissory Note issued in May 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

    **10.40     --  Promissory Note issued in February 1996 by GreenMan Technologies, Inc. to Palomar
                    Medical Technologies, Inc.

    **10.41     --  Promissory Note issued in May 1996 by GreenMan Technologies, Inc. to Palomar
                    Medical Technologies, Inc.

   (1) 10.42    --  Promissory Note issued in June 1996 by GreenMan Technologies, Inc. to Palomar
                    Medical Technologies, Inc.

   (1) 10.43    --  Common Stock Purchase Warrant issued in June 1996  to Palomar Medical
                    Technologies, Inc.

   (1) 10.44    --  Form of Offshore Stock Subscription Agreement dated September 16, 1996 between
                    GreenMan Technologies, Inc. and certain foreign investors.

   (2) 10.45    --  Promissory Note issued September 2,1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

   (2) 10.46    --  Promissory Note issued September 25, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

   (2) 10.47    --  Promissory Note issued October 25, 1996 by GreenMan Technologies, Inc. to Joseph E. Levangie.

   (2) 10.48    --  Promissory Note issued November 27, 1996 by GreenMan Technologies, Inc. to Maurice E. Needham.

   (4) 10.49    --  10% Secured Convertible Promissory Note, issued December 31, 1996, by GreenMan Technologies,
                    Inc. to Palomar Medical Technologies, Inc.

   (4) 10.50    --  Security Interest, dated December 31, 1996, issued by GreenMan Technologies, Inc. to Palomar
                    Medical Technologies, Inc.

   (3) 10.51    --  Form of Subscription Agreement, dated January 1997, issued by GreenMan Technologies,
                    Inc. to various investors.

   (3) 10.52    --  Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies,
                    Inc. to various investors.

   (3) 10.53    --  Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan
                    Technologies, Inc. to various investors.

   (6) 10.54    --  Employment Agreement between the Company and Robert D. Maust.

   (5) 10.55    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

   (5) 10.56    --  Form of Registration Rights Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

   (5) 10.57    --  Form of Convertible Notes due October 1998.

   (5) 10.58    --  Form of Common Stock Purchase Warrant.

   (6) 10.59    --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note.

   (6) 10.60    --  Form of Securities Purchase Agreement between the Company and Messrs. Needham and Levangie dated May 30, 1997.

   (6) 10.61    --  Form of Convertible Note due October 1998 issued by the Company and Messrs. Needham and
                    Levangie on May 30, 1997.

   (6) 10.62    --  Form of Warrant issued by the Company to Messrs. Needham and Levangie on May 30, 1997.

   (7) 10.63    --  Forebearance Agreement between the Comapny, GAC and BFI

   (8) 10.64    --  Act of sale of Common Stock of Cryopoymers, Inc. between Messer Griesheim Inductries,
                    Inc. and GreenMan Technologies, Inc.

   (8) 10.65    --  Agreement of Settlement and Release between Messer Griesheim Inductries, Inc. and
                    GreenMan Technologies, Inc.

   (8) 10.66    --  Act of sale of Common Stock of Cryopoymers, Inc. between Cryopolymers Leasing,
                   Inc. and GreenMan Technologies, Inc.

   (8) 10.67    --  Act of sale of Common Stock of Cryopoymers, Inc. between Cryopolymers Management
                    Inc. and GreenMan Technologies, Inc.

   (8) 10.68    --  Equipment Lease between Cryopolymers Leasing, Inc. and GreenMan Technologies, Inc.

   (8) 10.69    --  Letter from Palomare Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note

   (8) 10.70    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the December 1997 Offering of Convertible Notes due December
                    2000 and Warrants.

   (8) 10.71    --  Form of Registration Rights Agreement between the Company and various investors in connection with the December 1997 Offering of Convertible Notes due December
                    2000 and Warrants.

   (8) 10.72    --  Form of Convertible Notes due December 2000

   (8) 10.73    --  Form of Common Stock Purchase Warrant

   (9) 10.74    --  Loan and Security Agreement by and among GreenMan Technologies of Minnesota, Inc.
                    ("GMTM"), GreenMan Technologies of Georgia, Inc. ("GMTG") and Heller Financial Inc. ("Heller").

   (9) 10.75    --  Promissory Note - Real Estate issued by GMTM and GMTG in favor of Heller.

   (9) 10.76    --  Promissory Note - Equipment issued by GMTM and GMTG in favor of  Heller.

   (9) 10.77    --  Form of Stock Pledge and Security Agreement delivered by the Company and GreenMan
                    Acquisition Corp. to Heller.

   (9) 10.78    --  Form of Guaranty delivered by the Company and certain officers of the Company in favor of Heller.

    ***11.1     --  Statement Regarding Computation of Earnings Per Share.

    ***23.1     --  Consent of Wolf & Company, P.C. dated September 14, 1998.

    ***27.1     --  Financial Data Schedule

--------

*    Filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.
**   Filed as an Exhibit to the Company's  Form 10-QSB for the Quarter Ended November 30, 1995 or the Form 10-KSB for the Year Ended
     May 31, 1996 and incorporated herein by reference.
***  Filed as an Exhibit to the Company's Form 10-KSB on September 15, 1998 and incorporated herein by reference.
(1)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended August 31,1996, and incorporated herein by reference.

(2)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1996, and incorporated herein by reference.
(3)  Filed as an Exhibit to the Company's Form 8-K dated January 29, 1997 and incorporated herein by reference.
(4)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1997, and incorporated herein by reference.
(5)  Filed as an Exhibit to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference.
(6)  Filed as an Exhibit to the Company's From 10-KSB for the year ended May 31, 1998, as amended.
(7)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended August 31,1997, and incorporated herein by reference
(8)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference
(9)  Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1998 and incorporated herein by reference


                          GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements



                                                                                                    Page

Independent Auditors' Report                                                                         F-2

Consolidated Balance Sheets as of  May 31, 1997 and 1998                                             F-3

Consolidated Statements of Loss for the Years Ended May 31, 1997 and 1998                            F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
May 31, 1997 and 1998                                                                                F-5

Consolidated Statements of Cash Flows for the Years Ended May 31, 1997 and 1998                      F-6

Notes to Consolidated Financial Statements                                                           F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

         We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of May 31, 1997 and 1998 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years ended May 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries at May 31, 1997 and 1998 and the results of their operations and cash flows for the years ended May 31, 1997 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  WOLF & COMPANY, P.C.
Boston, Massachusetts
August 7, 1998, except for Note 19 as to which the date is September 4, 1998.


                                       GreenMan Technologies, Inc.
                                        Consolidated Balance Sheet

                                                                                           May 31,        May 31,
                                                                                            1997           1998
                                                                                       ------------    ------------
ASSETS

Current assets:

     Cash and cash equivalents .....................................................   $    104,193    $    180,963
     Accounts receivable, trade, less allowance for doubtful accounts of $23,772 and
     $63,737 as of May 31, 1997 and May 31, 1998 ...................................        550,644       1,475,064
     Inventory (Note 5) ............................................................        553,688         328,578
     Other current assets ..........................................................        204,155         392,119
                                                                                       ------------    ------------
          Total current assets .....................................................      1,412,680       2,376,724
                                                                                       ------------    ------------
Property and equipment, net (Notes 10 and 12) ......................................      4,921,043       9,874,079
                                                                                       ------------    ------------
Other assets:
     Equipment deposits (Note 8) ...................................................        800,000         200,000
     Acquisition deposit (Note 2) ..................................................        650,000            --
     Deferred financing costs (Note  9) ............................................      1,198,899         441,465
     Deferred loan costs (Note 10) .................................................           --           286,218
     Goodwill, net (Note 2) ........................................................        415,398         460,552
     Investment in joint venture  (Note 8) .........................................           --           400,000
     Other (Note 7) ................................................................        387,510         468,504
                                                                                       ------------    ------------
                                                                                          3,451,807       2,256,739
                                                                                       ------------    ------------
                                                                                       $  9,785,530    $ 14,507,542
                                                                                       ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Convertible notes payable,related party (Note 11) .............................   $  1,200,000    $       --
     Notes payable, related party (Note 11) ........................................         58,829          24,371
     Notes payable, current portion  (Note 10) .....................................         37,910       1,053,676
     Accounts payable (Note 3) .....................................................        815,631       1,515,371
     Accrued expenses, other (Note 3) ..............................................      1,270,682       1,717,599
     Obligations under capital leases, current (Note 12) ...........................      1,045,726         213,622
                                                                                       ------------    ------------
          Total current liabilities ................................................      4,428,778       4,524,639
     Convertible notes payable (Note 9) ............................................      2,200,000       1,359,567
     Convertible notes payable, related parties (Note 11) ..........................        640,000            --
     Notes payable, related party, non-current portion  (Note 11) ..................         24,371            --
     Notes payable,non-current portion  (Note 10) ..................................        474,678       3,062,283
     Obligations under capital leases (Note 12) ....................................        894,238       2,424,825
                                                                                       ------------    ------------
          Total liabilities ........................................................      8,662,065      11,371,314
                                                                                       ------------    ------------
Commitments and contingencies (Notes 13 and 19)
Stockholders' equity (Notes 2, 9, 11, 12 and 14):
     Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued ....           --              --
     Common stock, $.01 par value, 20,000,000 shares authorized; 1,374,659
     and 5,858,019 shares issued and outstanding at May 31, 1997 and May 31, 1998 ..         13,747          58,580
     Additional paid-in capital ....................................................     11,814,651      20,107,567
     Accumulated deficit ...........................................................    (10,704,933)    (17,029,919)
                                                                                       ------------    ------------
          Total stockholders' equity ...............................................      1,123,465       3,136,228
                                                                                       ------------    ------------
                                                                                       $  9,785,530    $ 14,507,542
                                                                                       ============    ============
          See accompanying notes to consolidated financial statements.

                                      F-3

                                    GreenMan Technologies, Inc.
                                   Consolidated Statements of Loss


                                                                      Years Ended May 31,
                                                                    1997            1998
                                                               ------------    ------------

Net sales ..................................................   $  2,084,220    $ 11,011,519
Cost of sales ..............................................      1,439,249       7,494,762
                                                               ------------    ------------
Gross profit ...............................................        644,971       3,516,757
                                                               ------------    ------------
Operating expenses:

     Research and development ..............................        319,726         675,252
     Selling, general and administrative ...................      3,721,223       4,524,488
     Impairment loss (Note 8) ..............................      1,000,000            --
                                                               ------------    ------------
          Total operating expenses .........................      5,040,949       5,199,740
                                                               ------------    ------------
Operating loss .............................................     (4,395,978)     (1,682,983)
                                                               ------------    ------------
Other income (expense):
     Interest and financing costs (Notes 9, 10, 11 and 12) .     (2,015,971)     (2,886,366)
     Other, net ............................................         (5,436)          5,317
                                                               ------------    ------------
          Other (expense), net .............................     (2,021,407)     (2,881,049)
                                                               ------------    ------------
Loss from continuing operations ............................     (6,417,385)     (4,564,032)
                                                               ------------    ------------
Discontinued operations (Note 3):
     Loss from discontinued operations .....................       (589,094)       (660,954)
     Loss on disposal of discontinued operations ...........           --        (1,100,000)
                                                               ------------    ------------
                                                                   (589,094)     (1,760,954)
                                                               ------------    ------------
Net loss ...................................................   $ (7,006,479)   $ (6,324,986)
                                                               ============    ============

Loss from continuing operations per share - basic (Note 1) .   $      (5.72)   $      (1.76)

Loss from discontinued operations per share - basic (Note 1)          (0.52)          (0.26)

Loss on disposal of discontinued operations - basic (Note 1)           --             (0.42)
                                                               ------------    ------------
Net loss per share - basic (Note 1) ........................   $      (6.24)   $      (2.44)
                                                               ============    ============
Weighted average shares outstanding ........................      1,122,788       2,596,776
                                                               ============    ============



          See accompanying notes to consolidated financial statements.

                                      F-4

                                                     GreenMan Technologies, Inc.
                                     Consolidated Statements of Changes In Stockholders' Equity
                                                  Years Ended May 31, 1997 and 1998
                                                     (Notes 2, 9, 11, 12 and 14)

                                                                                            Additional
                                                                         Common Stock        Paid-in       Accumulated
                                                                     Shares     Amount       Capital         Deficit        Total
                                                                     ------     ------       -------         -------        -----
Balance May 31, 1996 ...........................................   1,015,216   $ 10,152   $  7,224,128   $ (3,698,454)  $ 3,535,826
Compensation expense related to warrants issued to non-
  employees under SFAS No. 123 .................................        --         --          646,203           --         646,203
Sale of common stock ...........................................     109,000      1,090        705,370           --         706,460
Shares issued on exercise of stock options .....................         480          5            331           --             336
Compensation expense related to warrants issued in January
  1997 convertible debt offering under SFAS No. 123 ............        --         --          770,000           --         770,000
Fair value of conversion discount on convertible notes payable
  issued in January 1997 .......................................        --         --          654,000           --         654,000
Shares issued on conversion of notes payable ...................     249,963      2,500        821,519           --         824,019
Compensation  expense related to warrants issued in April 1997
  convertible debt offering under SFAS No. 123 .................        --         --           64,600           --          64,600
Fair value of conversion discount on convertible notes payable
  issued in April 1997 .........................................        --         --          643,000           --         643,000
Compensation expense related to warrants issued in May 1997
  to investors under SFAS No. 123 ..............................        --         --           11,500           --          11,500
Fair value of conversion discount on convertible notes payable
  issued in May 1997 ...........................................        --         --          274,000           --         274,000
Net loss for year ended May 31, 1997 ...........................        --         --             --       (7,006,479)   (7,006,479)
                                                                 -----------   --------   ------------   ------------   -----------
Balance, May 31, 1997 ..........................................   1,374,659     13,747     11,814,651    (10,704,933)    1,123,465
Shares issued upon conversion of notes payable and accrued
  interest .....................................................   2,998,101     29,981      4,967,060           --       4,997,041
Fair value of warrants  issued in June and July 1997 convertible
  debt offering under SFAS No. 123 .............................        --         --            7,800           --           7,800
Fair value of conversion discount on convertible notes payable
  issued in June and July 1997 .................................        --         --          166,000           --         166,000
Shares issued on exercise of stock warrants ....................      36,000        360        224,640           --         225,000
Shares issued for purchase of GMTL..............................     153,402      1,534        742,466           --         744,000
Fair value of warrants issued for the purchase of GMTL
  under SFAS No. 123 ...........................................        --         --           31,000           --          31,000
Fair value of warrants issued in December 1997 convertible
  debt offering under SFAS No. 123 .............................        --         --           32,000           --          32,000
Fair value of conversion discount on convertible notes payable
  issued in December 1997 ......................................        --         --          533,000           --         533,000
Shares issued pursuant to capital lease agreement ..............      33,333        333         99,667           --         100,000
Sale of common stock ...........................................   1,257,734     12,577      1,487,423           --       1,500,000
Shares issued on exercise of stock options .....................       4,790         48          1,860           --           1,908
Net loss for year ended May 31, 1998 ...........................        --         --             --       (6,324,986)   (6,324,986)
                                                                 -----------   --------   ------------   ------------   -----------
Balance, May 31, 1998 ..........................................   5,858,019   $ 58,580   $ 20,107,567   $(17,029,919)  $ 3,136,228
                                                                 ===========   ========   ============   ============   ===========


          See accompanying notes to consolidated financial statements.


                                         GreenMan Technologies, Inc.
                                    Consolidated Statements of Cash Flows

                                                                                             Years Ended May 31,
                                                                                             -------------------
                                                                                            1997          1998
                                                                                        -----------    -----------

Cash flows from operating activities:
     Net loss .......................................................................   $(7,006,479)   $(6,324,986)
     Adjustments to reconcile net loss to net cash
     used for operating activities:
     Impairment loss ................................................................     1,000,000           --
     Amortization of deferred financing costs .......................................     1,685,201      1,746,234
     Allowance for uncollectible note receivable ....................................       150,000           --
     Depreciation and amortization ..................................................       555,300      1,313,454
     Common stock warrants and options issued for services ..........................       646,203           --
     Loss on disposal of discontinued operations ....................................          --        1,100,000
     (Increase) decrease in assets:
          Accounts receivable .......................................................        54,611        486,914
          Inventory .................................................................       (28,409)       269,901
          Loan receivable, related party ............................................       500,000           --
          Other current assets ......................................................        38,452        172,279
     Increase (decrease) in liabilities:
          Accounts payable ..........................................................        96,861        202,468
          Accrued expenses ..........................................................       590,364        553,661
                                                                                        -----------     ----------
               Net cash used for operating activities ...............................    (1,717,896)      (480,075)
                                                                                        -----------     ----------
Cash flows from investing activities:
     Acquisition deposit ............................................................      (650,000)          --
     Purchase of property and equipment .............................................      (637,944)    (1,146,177)
     Proceeds on disposal of property and equipment..................................          --          810,000
     Refund of equipment deposits....................................................          --          100,000
     Cash acquired upon purchase of GMTL.............................................          --          172,064
     Deferred loan costs.............................................................          --         (322,000)
     Decrease (increase) in other assets ............................................        14,425       (246,547)
                                                                                        -----------     ----------
          Net cash used for investing activities ....................................    (1,273,519)      (632,660)
                                                                                        -----------     ----------
Cash flows from financing activities:
     Net proceeds from convertible note payable .....................................     2,557,019      1,350,000
     Proceeds from notes payable ....................................................        46,550      3,511,379
     Repayment of notes payable .....................................................      (149,259)    (4,989,869)
     Net advances under line of credit...............................................          --          279,309
     Proceeds from notes payable - related parties ..................................       860,000        386,000
     Repayment of notes payable -  related parties ..................................      (893,950)       (58,829)
     Principal payments on obligations under capital leases .........................      (184,720)    (1,015,393)
     Net proceeds on exercise of common stock options and warrants...................           336        226,908
     Net proceeds on the sale of common stock .......................................       706,460      1,500,000
                                                                                        -----------    -----------
          Net cash provided by financing activities .................................     2,942,436      1,189,505
                                                                                        -----------    -----------
Net (decrease) increase in cash .....................................................       (48,979)        76,770
Cash and cash equivalents at beginning of year ......................................       153,172        104,193
                                                                                        -----------    -----------
Cash and cash equivalents at end of year ............................................   $   104,193    $   180,963
                                                                                        ===========    ===========
                                   (Continued)


                                         GreenMan Technologies, Inc.
                                    Consolidated Statements of Cash Flows
                                                (Concluded)
                                                                                             Years Ended May 31,
                                                                                             -------------------
                                                                                            1997          1998
                                                                                        -----------    -----------


Supplemental cash flow information:
     Machinery and equipment acquired under capital leases ..........................   $   993,062    $ 2,771,876
     Common stock issued upon conversion of notes payable and accrued interest ......       825,000      4,997,041
     Common stock issued pursuant to capital lease agreement.........................          --          100,000
     Value of conversion discounts and warrants issued in connection with convertible
     notes payable ..................................................................     2,417,100        738,800
     Interest paid ..................................................................       232,987        672,996



Supplemental Schedule of Noncash Investing and Financing Activities:

On June 30, 1997, the Company purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

Fair value of assets acquired                           $ 5,472,910
Fair value of liabilities assumed                           141,394
                                                        -----------
Fair value of net assets acquired                         5,331,516
Acquisition deposit                                       (650,000)
                                                        -----------
Note payable issued                                     $ 4,681,516
                                                        ===========

On  November  19,  1997,   Company   purchased  all  of  the  capital  stock  of
Cryopolymers, Inc. as follows:

Fair value of assets acquired                           $ 1,016,597
Fair value of liabilities assumed                           341,597
                                                        -----------
Fair value of net assets acquired                           675,000
Common stock issued                                        (744,000)
Value ascribed to warrants issued under SFAS No. 123        (31,000)
                                                        -----------
Excess of cost over fair value of net assets            $   100,000
                                                        ===========

         During the year ended May 31, 1998, $100,000 of equipment deposits was reclassified to property, plant and equipment and $400,000 was reclassified to investment in joint venture.

         In connection with the discontinued operations, the Company transferred equipment with a net book value of $477,000 and related capital lease obligations of $777,000 to accounts payable.

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

Business

         GreenMan Technologies, Inc. (the "Company" or "GreenMan") was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products manufactured using recycled materials and/or are themselves partially or wholly recyclable. Although successful in the technical development of commercial and proprietary products through May 31, 1997, the Company determined in fiscal 1998 that concentration on raw materials management would be more profitable in the near term. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia; Savage, Minnesota and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas.

        The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

         On June 30, 1997, the Company acquired as wholly owned subsidiaries, all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively.

        On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL") and together with GMTM and GMTG will constitute the Company's tire recycling operations (the "Recycling operations").

Basis of Presentation

        The consolidated financial statements include the results of the Company and DuraWear for the year ended May 31, 1998, GMTM and GMTG since July 1, 1997 and GMTL since November 19, 1997. All significant intercompany accounts and transactions are eliminated in consolidation.

         The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998 and as a result, the consolidated financial statements of the Company have been restated to reflect the operating results of the facility as a separate line item for all periods presented.

Change in Fiscal Year

         On June 24,1998, the Board of Directors of the Company adopted a change of its fiscal year from May 31 to September 30. The change will become effective immediately. The Company's next fiscal year will end on September 30, 1998.

Management Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets and the value of equity instruments issued. The amount that the Company may ultimately realize from joint ventures and notes receivable could differ materially from the value of these investments recorded in the accompanying financial statements as of May 31, 1998.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.      Summary of Significant Accounting Policies - (Continued)

Cash Equivalents

        Cash equivalents include short-term investments with original maturities of three months or less.

Reverse Stock Split

         All share and per share data in the financial statements have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

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

Deferred Loan Costs

        Deferred loan costs represent costs incurred in connection with securing financing for the GMTM and GMTG acquisitions. The amount is amortized to expense over the life of the notes payable.

Revenue Recognition

        Revenues from product sales are recognized when the products are shipped. Revenues from tire processing are recognized when processing of the tires has occurred.

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

Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue to apply the accounting in APB Opinion No. 25 and, as a result , must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.      Summary of Significant Accounting Policies - (Continued)

accounting had been applied. The pro forma disclosures include the effects of all awards granted after May 31, 1995. (See Note 14)

Net Loss Per Share

         In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, (determined using the treasury stock method) and convertible debt. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share date presented herein. For the years ended May 31, 1997 and 1998, options, warrants and convertible debt were anti-dilutive and excluded from the net loss per share computation.

New Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income are components of comprehensive income.

        It is required under SFAS No. 130 that all items of comprehensive income are to be reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Management will adopt this new disclosure requirement beginning with the next fiscal year.

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

        SFAS No. 131 also requires companies to report information about the way that operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the Company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined the impact that adoption of SFAS No. 131 will have on its financial statement presentation.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2.      Acquisition of Subsidiaries

         On June 30, 1997, the Company acquired, as wholly owned subsidiaries, all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG have been renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively.

         The Company agreed to pay $5,331,516 for all of the outstanding capital stock of GMTM and GMTG of which $650,000 was paid as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from BFI. The note was originally due and payable on September 30, 1997. In return for payments in November and December 1997 the Company obtained an extension of the due date until February 1998. In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3,900,000 to repay the balance due on the note plus interest. (See Note 10)

        The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GMTM and GMTG are included in the consolidated financial statements since the date of acquisition. The Company was also granted an exclusive option to purchase certain assets and agreements of BFI's Ford Heights, Illinois tire recycling operation which has the capacity to process between 12 and 15 million tires annually.

         On November 19, 1997, the Company acquired as a wholly owned subsidiary all of the outstanding common stock of Cryopolymers Inc., (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) $744,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the 260,000 warrants.

        The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since November 19, 1997. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000.

        The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and the subsidiaries as if the acquisitions had occurred at the beginning of fiscal 1997. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                                           Years Ended
                                                             May 31,
                                                      1997            1998
                                                      ----            ----
Revenue                                           $11,261,442      $11,762,051
Net loss from continuing operations                (7,233,199)      (4,607,194)
Net loss                                           (7,822,293)      (6,368,148)
Net loss per weighted average share                     (6.97)           (2.45)

        The Company also recorded $498,000 of Goodwill associated with the October 1995 acquisition of DuraWear. Goodwill recorded in connection with the acquisition of subsidiaries is being amortized over 10 years on a straight line basis. Amortization expense for the years ended May 31, 1997 and 1998 was $49,848 and $54,846, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

3.      Discontinued Operations

         In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories. During the years ended May 31, 1997 and 1998, the Facility's revenues totaled $1,936,450 and $1,126,627 respectively.

         Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded an estimated loss on disposal of the Facility of $1,100,000 and wrote down the Facility's net assets to their estimated fair market value. The consolidated financial statements of the Company have been restated to reflect the net operating results of the Facility as a separate line item for all periods presented. The Company reported a loss from discontinued operations for the years ended May 31, 1997 and 1998 of $589,094 and $660,954, respectively. As of May 31, 1998, the Company has disposed of a majority of the Facility's assets and has approximately $598,000 of net obligations remaining which are included in accounts payable and accrued expenses. In July 1998, the Company disposed of the remaining assets and converted $300,000 of the net obligations into a $300,000, 10% convertible note payable. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option, at $1.38 per share. The Company is currently negotiating payment terms with the remaining creditors.

4.      Need for Additional Capital

        The Company has incurred losses since its inception aggregating $17,029,919, and has a working capital deficiency of $2,147,915 at May 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable operations or raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long term debt and achieving profitable operations. As a result, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

5.      Inventory

Inventory consists of the following at May 31:
                                                           1997         1998
                                                           ----         ----
Raw materials ................................         $ 164,589      $ 29,000
Work in process ..............................            15,670        12,805
Finished goods ...............................           373,429       286,773
                                                       ---------      --------
                                                       $ 553,688      $328,578
                                                       =========      ========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

6.      Property, Plant and Equipment

Property, plant and equipment consists of the following at May 31:



                                                                  Estimated
                                         1997          1998      Useful Lives
                                      ---------     ----------   ------------
  Land ...........................     $223,785     $  879,162
  Buildings ......................      910,400      2,490,980     5-25 years
  Machinery and equipment ........    3,545,573      5,552,609     3-20 years
  Furniture and fixtures .........       89,792         79,184      3-7 years
  Motor vehicles .................       64,822      1,779,541     3-10 years
  Leasehold improvements .........      975,116         52,626        5 years
                                      ---------     ----------
                                      5,809,488     10,834,102
Less accumulated depreciation
and amortization                       (888,445)      (960,023)
                                      ---------     ----------
Property, plant and equipment (net)  $4,921,043    $ 9,874,079
                                     ==========    ===========

Depreciation and amortization expense for the years ended May 31, 1997 and 1998 was $380,454 and $1,057,273 respectively.

7.      Other Assets

Other assets consists of the following at May 31:
                                                          1997          1998
                                                       ---------     ---------
Non-competition agreement, net ...............         $ 155,557     $      --
Licensing fee, net............................            91,667        81,671
Note receivable and accrued interest..........                --       107,787
Joint venture deposit.........................                --       150,000
Deposits and miscellaneous....................           140,286       129,046
                                                         -------       -------
                                                       $ 387,510      $468,504
                                                       =========      ========

        In conjunction with the 1995 acquisition of Durawear, the Company entered into a three year non-competition agreement with the former sole shareholder of Durawear valued at $350,000. Amortization expense for the years ended May 31, 1997 and 1998 were $116,667 and $155,557, respectively.

        In April 1996, the Company paid a one-time $100,000 license fee for a perpetual license agreement with a privately-held R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. In connection with this license the Company may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The Company is amortizing the license fee over an estimated ten year useful life of the technology. Amortization expense for the years ended May 31, 1997 and 1998 was $8,333 and $9,996, respectively.

        In January 1998, the Company advanced $104,100 to an officer of the Company under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of the Company's common stock owned by the officer.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

        In April 1998, the Company paid a $150,000 deposit towards the formation of a joint venture intended to address the process of extracting high value chemical commodities from scrap tires. The joint venture had not commenced operations as of May 31, 1998.

8.      Equipment Deposits/Joint Venture

        During the year ended May 31, 1996, the Company purchased a cryogenic recycling line for $1,500,000 and placed an additional $300,000 deposit towards the purchase of an additional cryogenic recycling equipment line.

        During the first half of fiscal 1997, the Company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the facility. Based upon the cryogenic recycling equipment's capacity to produce ultra-fine mesh crumb rubber, the Company decided to redeploy the cryogenic recycling equipment into a joint venture with Crumb Rubber Technologies, Inc. ("CRT"), the original equipment manufacturer.

        As a result of the Company's decision to refocus its resources on the production of "high-value-added" crumb rubber, the limitations of the existing cryogenic recycling equipment to produce sufficient quantities of fine mesh crumb rubber, the risks associated with a startup venture, and the Company's minority interest in the joint venture, the Company decided to write-down the carrying value of the equipment to the equipment's estimated liquidation value. Accordingly, the Company recorded a $1,000,000 impairment loss in fiscal 1997 against the Company's investment in the cryogenic recycling equipment pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         In August 1997, the Company finalized the formation of the joint venture between the Company and CRT to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture will address existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company has contributed a portion of its investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. Pursuant to the terms of the joint venture agreement, CRT has returned $100,000 of equipment deposits previously made by the Company and is currently determining a payment schedule for the remaining $200,000. The joint venture began operating on a limited basis in April 1998 and has not yet generated significant revenues.

9.      Convertible Notes Payable

January 1997 Debentures

        In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and immediately exercisable, one year warrants to purchase 152,500 shares of common stock (the "January Offering") at an exercise price of $6.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 152,500 shares. The Company has recorded a deferred charge of approximately $654,000 associated with the 30% discount from market to be realized upon conversion of the Debentures. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 210,000 shares of common stock to the placement agents in accordance with SFAS No. 123. These warrants are immediately exercisable at prices ranging form $.25 to $6.25 per share with 120,000 warrants expiring in December 1999 and 90,000 expiring in January 1998. The deferred charges are being amortized to expense over the estimated life of the Debentures. Amortization and interest expense on the Debentures for the year ended May 31, 1997 and 1998 was $1,396,953 and $271,484, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

        As of May 31, 1998, all Debentures had been converted into 502,181 shares of the Company's common stock and all deferred charges had been amortized to expense. Investors from the January Offering have exercised 36,000 warrants during the year ended May 31, 1998 resulting in net proceeds to the Company of $225,000.

April 1997 Notes

         In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes"), due eighteen months after closing and warrants to purchase 60,000 shares of common stock (the "April Offering") at exercise prices ranging from $4.85 to $5.25. The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of the Notes. The note holders receive 800 shares of the Company's common stock in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 30,968 shares of common stock at an exercise price of $4.85 per share to the placement agents. The Company has recorded a deferred charge of approximately $643,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 90,968 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. These deferred charges are being amortized to expense over the estimated life of the Notes. Amortization expense and interest expense on the Notes for the year ended May 31, 1997 and May 31, 1998 was $323,742 and $696,633. During the year ended May 31, 1998, all Notes had been converted into 1,089,449 shares of common stock including 49,813 shares associated with accrued interest and all deferred charges had been amortized to expense.

        Pursuant to the terms of the Notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the Notes, payment of interest and upon exercise of the warrants to purchase 90,968 shares of common stock. Commencing July 1997, the Company was required to pay the investors 2.5% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 was declared effective. The Form S-3 was declared effective by the Securities and Exchange Commission on November 12, 1997. At May 31, 1998, the Company has recorded $162,500 of additional financing costs pursuant to these terms.

December 1997 Debentures

        In December 1997, the Company entered into securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. As of May 31, 1998, $240,433 of the Initial Debentures and $7,127 of accrued interest have been converted into 98,984 shares of common stock. During the period of June through July 1998, an additional $594,664 of Initial Debentures and $25,867 of accrued interest were converted into 466,454 shares of common stock.

         The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company used $750,000 of the proceeds to paydown the outstanding loan payable to BFI for the purchase of GMTM and GMTG. The Company recorded a deferred charge of $533,000 associated with the 25% discount from market to be realized upon conversion

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9.      Convertible Notes Payable - (continued)

of the Debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the Debentures. Amortization expense for the year ended May 31, 1998 was $373,535. Interest expense for the year ended May 31, 1998 was $104,700.

        Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. The Company has issued $250,000 of Additional Debentures during the period of June to July 1998.

10.     Notes Payable

         On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at May 31,
1998) and a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, with interest at prime plus 1.75% (10.25% at May 31, 1998) and a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at May 31, 1998).

         The Company granted Heller a security interest in the capital stock of GMTM and GMTG in addition to providing a Company guarantee and the personal guarantee of three officers of the Company. The Credit Facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. The Company is either in compliance with the terms of the Credit Facility or received a waiver of compliance at May 31, 1998.

        The Company used the proceeds from the Credit Facility, to repay the balance of $3,906,071, including interest, due under the short-term note payable to BFI for the purchase of GMTM and GMTG (See Note 2). The Company also incurred approximately $322,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes. Amortization expense for the year ended May 31, 1998 was $35,782.

        Notes payable consists of the following at:
                                                                                                   May 31,          May 31,
                                                                                                    1997             1998
                                                                                                    ----             ----

Term note payable to a bank,  secured by a mortgage on real estate and a lien on substantially all other assets of DuraWear,  guaranteed by the Company, due in monthly  installments of $5,098  including  interest at prime plus 1% (9.5% at
  May 31, 1998) and a final installment of the remaining unpaid principal
  balance due July 2000 ........................................................                 $ 450,654         $ 432,300
Term note payable, secured by all real estate of GMTM and GMTG, guaranteed by the Company and three officers,  due in monthly installments of $23,333 including interest at prime plus 1.75% (10.25% at May 31, 1998) and a final
  installment of the remaining unpaid principal balance due February 2001.......                        --         1,330,000



                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

10.     Notes Payable - (continued)

Term note payable, secured by all machinery and equipment of GMTM and GMTG, guaranteed by the  Company  and three  officers,  due in  monthly installments of  $31,667 including  interest at prime plus 1.75%  (10.25% at May 31,  1998)
  and a finalinstallment of the remaining unpaid principal balance due
  February 2001.................................................................                        --         1,805,000
Line of credit, secured by eligible accounts receivable of GMTM and GMTG, guaranteed by the Company and three officers, and bearing interest at prime
  plus 1.5% (10% at May 1, 1998). .......................... ..................                         --           279,309
Other term notes payable and assessments, secured by equipment and requiring
  monthly installments..........................................................                    61,934           269,350
                                                                                                 ---------         ---------
                                                                                                   512,588         4,115,959
Less current portion ...........................................................                   (37,910)       (1,053,676)
                                                                                                 ---------        -----------
  Notes payable, non-current portion                                                             $ 474,678        $ 3,062,283
                                                                                                 =========        ===========

         The following is a summary of maturities of notes payable,at May 31, 1998:

Years Ending
May 31,
1999 .......................................                   $ 1,053,676
2000 .......................................                       745,394
2001 .......................................                     2,267,828
2002 .......................................                        38,860
2003........................................                        10,201
                                                               -----------
                                                               $ 4,115,959
                                                               ===========

        Interest expense for the years ended May 31, 1997 and 1998 was $ 56,195 and $478,497.

11.     Related Party Debt Agreements

Convertible Notes Payable, Related Parties

        On December 30, 1996, the Company renegotiated the remaining principal balance of $1,200,000 due to Palomar Medical Technologies, Inc. ("Palomar") a company that was related to a director of the Company, under 10% notes payable. The outstanding principal balance was converted into a 10% secured convertible note payable (the "Note"), due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $5.00 per share. The Note was secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price of the 60,000 warrants granted in connection with this borrowing to $5.65 per share. The Company recorded a non cash expense of $36,000 in connection with the reduction in the exercise price in accordance with SFAS No. 123. Interest expense for the years ended May 31, 1997 and 1998 amounted to $135,890 and $115,658, respectively.

        As of May 31, 1998, Palomar had converted its entire $1,200,000 note payable and $165,741 of accrued interest into 297,257 shares of common stock pursuant to the terms of the convertible note payable. A portion of the conversion included a one time 15% reduction in the conversion price as a an inducement to convert the balance due under the note.

Convertible Notes Payable, Officers

        In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bore interest at prime plus 1.5% per annum with principal and interest due on the earlier of 120 days after the date of issuance or the tenth business day following the consummation of a minimum $3,000,000 of additional financing by the Company. From September 1996 to May 1997 the Company borrowed an additional $624,300 from this officer

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.     Related Party Debt Agreements - (Continued)

and another officer of the Company. During January 1997 and May 1997 the Company repaid $345,000 to these officers.

        On May 30, 1997, the Company refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued each officer 10% convertible notes, due October 30, 1998 in the amount of $640,000 and warrants to purchase 25,600 shares of common stock at an exercise price of $4.40 per share. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes. The Company has recorded a deferred charge of approximately $274,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of
$11,500 in connection with the issuance of the warrants to purchase 25,600 shares of common stock in accordance with SFAS No. 123.

        During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company under similar terms to the May 30, 1997 convertible notes and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The Company recognized a deferred charge of approximately $166,000 associated with the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to purchase 15,440 shares of common stock to the officers in accordance with SFAS No. 123. In March 1998, the four officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock. Interest expense for the years ended May 31, 1997 and 1998 was $54,304 and $76,045, respectively. Amortization of deferred financing costs for the year ended May 31, 1998 was $459,300.

Notes Payable, Related Party

        Pursuant to the terms of the DuraWear stock purchase agreement, the Company succeeded to the obligations of DuraWear relating to the repayment of a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of the Company. The note is to be repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1998), adjusted annually.

        At May 31, 1997 and 1998, the note had a balance of $ 83,200 and $24,371, respectively. The note matures in September 1998. Interest expense for the years ended May 31, 1997 and 1998 was $11,012 and $5,435.

12.     Capital Leases

        The Company leases machinery and equipment with a cost of $2,698,336 and $2,831,477 under capital lease agreements at May 31, 1997 and 1998, respectively. Accumulated amortization amounted to $615,504 and $128,163, at May 31, 1997 and 1998, respectively. Amortization expense on assets under capital leases for the periods ended May 31, 1997 and 1998 was $201,272 and $299,857 respectively.

        As a result of the January 1998 shutdown of the injection molding operations (See Note 3), the Company sold miscellaneous assets and leased machinery and equipment for $810,000 in May 1998. The Company remitted the proceeds plus an additional $100,000 to the equipment lessors in full settlement of all amounts due under the corresponding lease obligations. In June 1998, the Company sold the remaining injection molding assets for $477,000. The Company paid $450,000 of the proceeds and issued a $300,000 convertible note payable to the lessor in full settlement of all amounts owed under the leases.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.     Capital Leases - (Continued)

        Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL will pay $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents are payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease has been classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876.

        The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at May 31, 1998:

Years Ending
May 31,
    1999 ...................................                   $   425,781
    2000 ...................................                       406,000
    2001 ...................................                       406,000
    2002 ...................................                       406,000
    2003 and thereafter ....................                     2,369,500
                                                               -----------
Total minimum lease payments ...............                     4,013,281
Less amount representing interest ..........                    (1,374,834)
                                                               -----------
        Present value of minimum lease payments                $ 2,638,447
                                                               ===========

        Interest expense for the years ended May 31, 1997 and 1998 was $99,103 and $200,681 respectively.

13.     Commitments and Contingencies

Employment Agreements

        The Company has employment agreements with five officers which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

        The Company leases approximately 2,700 square feet of corporate administrative office space at a monthly rental of $3,238 under a three year lease. In June 1998, the Company renegotiated the lease to include an additional 680 square feet and extended the lease term for five years at $4,366 per month. Rent expense was $38,856 for the years ended May 31, 1997 and 1998.

Contingencies

        On October 27, 1994, the Company was served with a lawsuit by a former consultant seeking, among other things, additional consulting fees, as well as royalties relating to the Company's alleged use of a cryogenic process for recovering crumb rubber that the consultant alleges he developed. In June 1998, the court ruled in favor of the Company and dismissed the case.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.     Stockholders' Equity

Reverse Split of Common Stock

         On March 12, 1998, the stockholders of the Company approved two amendments to the Company's Certificate of Incorporation; 1) to effect a reverse split (the "Reverse Split") of the Company's Common Stock, pursuant to which each five shares of Common Stock then outstanding were automatically converted into one share, effective March 23, 1998 and 2) to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. The Board of Directors of the Company chose to implement the Reverse Split and decided not to increase the authorized shares. All share and per share data in the financial statements have been adjusted to give retroactive effect to the Reverse Split of the Company's Common Stock.

Common Stock Transactions

        On September 26, 1996, the Company sold 109,000 shares of common stock to three foreign investors at $7.55 per share. Net proceeds were $706,460 after deducting commissions and expenses of $116,490.

         During the year ended May 31, 1997, $825,000 of the January 1997 debentures were converted for 249,963 shares of common stock.

         During the year ended May 31, 1998, the following shares of common stock were issued pursuant to convertible notes and debentures:

                                                 Principal        Interest        Total
      Offering                                   Converted        Converted     Share Issued
      --------                                   ---------        ---------     ------------
  January 1997..............................    $   675,000      $       --        252,218     See Note 9
  April 1997 ...............................      1,500,000         107,029      1,089,449     See Note 9
  Related Party.............................      1,200,000         165,741        297,257     See Note 11
  Officers..................................      1,026,000          75,711      1,260,193     See Note 11
  December 1997.............................        240,433           7,127         98,984     See Note 9
                                                -----------      ----------      ---------
                                                $ 4,641,433      $  355,608      2,998,101
                                                ===========      ==========      =========

        Investors from the January Offering exercised 36,000 warrants resulting in net proceeds to the Company of $225,000.

Private Offering of Common Stock and Warrants

        During the period of March 1998 to May 1998, the Company sold 1,257,734 shares of unregistered common stock and warrants to purchase 325,000 shares of common stock at exercise prices ranging from $1.75 to $3.88 per share to investors including officers and directors of the Company (the "Investors") for approximately $1,500,000. The Company granted the Investors piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance. The Company also granted warrants to purchase 8,332 shares of common stock at an exercise price of $3.88 per share to a third party in conjunction with the offering. The weighted average fair value of the warrants under SFAS No. 123 on the date of grant was $ 0.50 per share

Stock Option Plan

        The 1993 Stock Option Plan (the "Plan") was established to provide stock options to employees, officers, directors and consultants. In June 1996, the Company's stockholders approved an increase to the number of shares authorized under the Plan to 200,000 shares. On June 24, 1998, the Board of Directors approved an increase to the number of shares authorized under the Plan to 2,000,000 shares, subject to shareholder approval.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.     Stockholders' Equity - (Continued)

Under the Plan, the Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the Plan. Stock options under the Plan (assuming the June 24, 1998 increase in authorized shares is approved) are summarized as follows:

                                                                          Years Ended May 31,
                                                                    1997                      1998
                                                         --------------------------------------------------
                                                                      Weighted                     Weighted
                                                                       Average                      Average
                                                                      Exercise                     Exercise
                                                            Shares       Price         Shares         Price
                                                         ---------    ---------     ----------     --------
Outstanding at beginning of year                            75,500     $  6.45         143,340      $  4.05
Granted                                                    133,960        8.00       1,182,600         1.21
Canceled                                                  (65,640)       14.90        (46,200)         5.53
Exercised                                                    (480)         .70         (5,240)          .62
                                                         ---------                     -------
Outstanding at end of year                                 143,340        4.05       1,274,500         1.37
                                                         =========                   =========
Exercisable at end of year                                  27,500         .85          41,940         1.91
                                                         =========                   =========

Reserved for future grants at end of year                   51,180                     714,780
                                                         =========                   =========
Weighted average fair value of options granted                           $1.35                       $ 0.31
during the period

        Information pertaining to options outstanding under the Plan at May 31, 1998 is as follows:

                                                                  Options Outstanding            Options Exercisable
                                                                     Weighted
                                                                     Average     Weighted                    Weighted
                                                                    Remaining     Average                    Average
Exercise                                                 Number     Contractual  Exercise        Number      Exercise
Prices                                                 Outstanding      Life        Price      Exercisable     Price
------                                                 -----------  ---------   ---------      -----------  ---------
$   .45                                                     29,000     5.0        $  .45           23,200    $  .45
$ 1.09                                                   1,142,600     9.8          1.09               --        --
$ 1.35 - $ 1.45                                             12,400     6.0          1.41            8,440      1.40
$ 4.70 - $ 5.00                                             40,500     9.0          4.70              300      5.00
$ 5.65                                                      50,000     8.6          5.65           10,000      5.65
                                                         ---------                             ----------
                                                         1,274,500     9.6        $ 1.37           41,940    $ 1.91
                                                         =========                             ==========

Non -Employee Director Stock Option Plan

        Under the terms of the 1996 Non-Employee Director Stock Option Plan ("Director Plan") on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of the common stock. Each non-employee director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Director Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant. Each option granted under the Director Plan is immediately exercisable for a period of ten years from the date of the grant.

        The Board of Directors has reserved 60,000 shares of common stock for issuance and as of May 31, 1998, options to purchase 8,000 shares of common stock, at prices ranging from $1.09 to $16.90 per share, have been granted under the Director Plan.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.     Stockholders' Equity - (Continued)

Other Stock Options

         The Company granted options to purchase 11,000 shares of common stock at $1.45 per share through July 1999, 3,000 shares of common stock at $5.00 per share through February 2000 and 4,000 shares of common stock at $5.00 per share through April 2005 in the year ended May 31, 1995.

        On July 11,1996, the Company granted options to purchase 120,000 shares of common stock at an exercise price of $13.75 per share through July 2006 to certain officers and directors. These options vest over a five year period. On December 30, 1996, the Company canceled 15,000 of these options, repriced 105,000 options to $5.65 and granted options to purchase 202,500 shares of common stock at an exercise price of $5.65 to certain officers, directors and outside individuals. The weighted average fair value of the repriced options under SFAS No. 123 on the date of grant was $1.40 per share.

        On March 23, 1998, the Company cancelled 242,500 options previously and granted options to purchase 1,487,500 shares of common stock at an exercise price of $1.09 per share through March 2008 to certain officers, directors and outside individuals. These options vest over a five year period.

Other Warrants

        In January 1996, the Company granted warrants to purchase 13,400 shares of common stock for services rendered. The exercise price is $16.90 through January 2006. On December 30, 1996, these warrants were repriced to $5.65 which was the closing bid price of the Company's common stock on December 30,1996. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $1.40 per share.

        During June 1996, the Company granted warrants to purchase 196,247 shares of common stock at an exercise prices ranging from $15.00 to $19.40 per share through June 2001. On December 30, 1996, 136,247 of the original 196,247 warrants were repriced to $5.65 per share. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $1.40 per share.

        On December 30, 1996, the Company granted 80,000 three year warrants to one of its investment bankers at an exercise price of $.25 per share. The Company recorded a non-cash expense of $400,000 in accordance with SFAS No. 123 for the year ended May 31, 1997.

Stock-Based Compensation

        At May 31, 1998, the Company has two stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had the compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:
                                                Year Ended May 31,
                                        ---------------------------------
                                           1997                    1998
                                           ----                    ----
Net loss:
      As reported                       $7,006,479             $6,324,986
      Pro forma                          7,091,400              6,457,825
Net loss per share - basic:
      As reported                          $ (6.24)               $ (2.44)
      Pro forma                              (6.32)               $ (2.49)

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


14.     Stockholders' Equity - (Continued)

Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

        The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended May31, 1997 and 1998, respectively; dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 20% and 40%, respectively, and expected lives of 5 years.

        Weighted average assumptions used in valuing stock options issued outside of the plans during the year ended May 31, 1997 and 1998, respectively, were dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 20% and 40% respectively, and expected lives of 5 years.

    Common Stock Reserved

         The Company has reserved common stock at May 31, 1998 as follows:


          Initial public offering warrants ....................       253,000
          Warrants issued on conversion of preferred stock ....       260,000
          Convertible debentures and notes ....................       741,600
          Stock option plans ..................................     2,049,280
          Other stock options .................................     1,590,500
          Other warrants ......................................     1,283,987
                                                                    ---------
                                                                    6,178,367

        The number of shares of common stock reserved in connection with the convertible debentures and notes are subject to adjustment. (See Notes 9 and 11).

15.     Segment Information

         The Company has two principal operating groups: the rubber recycling group and the industrial materials group. The rubber recycling group collects, transports and processes scrap tires into feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. Information with respect to industry segments as of and for the years ended is as follows:

                                             For the Year Ended May 31, 1998
                                 ---------------------------------------------------------
                                 Rubber Recycling     Industrial Materials
                                      Group                  Group               Total
                                      -----                  -----               -----
Operating Revenues               $  9,135,487           $  1,876,032        $ 11,011,519
Operating Profit (Loss)               652,955               (139,688)           (513,267)
Identifiable Assets                10,513,681              1,991,649          12,505,330
Depreciation/Amortization             741,023                284,922           1,025,945
Capital Expenditures                1,095,721                 22,501           1,118,222


                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

15.     Segment Information - (Continued)

                                             For the Year Ended May 31, 1998
                                 ---------------------------------------------------------
                                 Rubber Recycling     Industrial Materials
                                      Group                  Group               Total
                                      -----                  -----               -----
Operating Revenues                   $ 38,201            $ 2,046,019         $ 2,084,220
Operating Loss                     (1,995,047)               (20,481)         (2,015,528)
Identifiable Assets                 1,825,595              2,325,785           4,151,380
Depreciation/Amortization              69,176                253,684             322,860
Capital Expenditures                   53,067                 10,765              63,832

16.     Major Customers

        At May 31, 1997, 29%, 16% and 12% of consolidated accounts receivable were from three customers and at May 31, 1998, 11% and 11% of consolidated accounts receivable were from two customers

         During the year ended May 31, 1997 and 1998, no customer accounted for 10% or more of consolidated net sales.

17.     Income Taxes

        There was no provision for income taxes for the years ended May 31, 1997 and 1998 due to the Company's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rates is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax assets.

The components of the net deferred tax asset are as follows at May 31:

                                          1997            1998
                                          ----            ----
Deferred tax asset:
  Federal .........................   $ 2,646,000    $ 4,380,000
  State ...........................       538,000        870,000
                                      -----------    -----------
                                        3,184,000      5,250,000
Valuation reserve .................    (3,184,000)    (5,250,000)
                                      -----------    -----------
Net deferred tax asset ............   $      --      $      --
                                      ===========    ===========

The following differences give rise to deferred income taxes at May 31:

                                          1997           1998
                                          ----           ----
Net operating loss carryforward ...   $ 2,666,000    $ 4,583,000
Research tax credit carryforward ..        17,000         17,000
Non-deductible write-down of assets       390,000        390,000
Other .............................       111,000        260,000
                                      -----------    -----------
                                        3,184,000      5,250,000
Valuation reserve .................    (3,184,000)    (5,250,000)
                                      -----------    -----------
Net deferred tax asset ............   $        --    $        --
                                      ===========    ===========

The change in the valuation reserve is as follows:

                                         Years Ended May 31,
                                          1997          1998
                                          ----          ----
Balance at beginning of year ......   $ 1,383,000    $ 3,184,000
Increase due to current year net
operating loss ....................     1,801,000      2,066,000
                                      -----------    -----------
Balance at end of year ............   $ 3,184,000    $ 5,250,000
                                      ===========    ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


17.     Income Taxes - (Continued)

        As of May 31, 1998, the Company has net operating loss carryforwards of approximately $11,750,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 1998, respectively. In addition, the Company has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008.

        Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

18.     Fair Value of Financial Instruments

         At May 31, 1997, the Company's financial instruments consist of note payable to related parties and banks and convertible notes payable to related parties and other investors. Notes payable to related parties and banks approximate their fair values as these instruments bear interest at market rates. The fair value of the $4,040,000 in convertible notes payable outstanding is approximately $5,103,000 based on the fair value of the common stock issuable on conversion of the notes.

         At May 31, 1998, the Company's financial instruments consist of notes payable to banks and to related parties, and convertible notes payable. Notes payable approximate their fair values as these instruments bear interest at market rates. The fair value of the $1,359,567 in convertible notes payable outstanding is approximately $1,813,000 based on the fair value of the common stock issuable on conversion of the notes.

19.     Subsequent Events

         In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-permitted disposal site on about 40 acres of land. The Company began operating the Mac's facility effective June 1, 1998 and anticipates completing a purchase and sale agreement that is effective on that date.

         On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the trailing 15 day average closing bid (as reported by NASDAQ) prices prior to the conversion date. The acquired assets are located in Lawrenceville, Georgia and Batesburg, South Carolina and collectively, the two operations process over 5 million tires annually.

         On August 21, 1998, GMTL's facility was damaged by a fire. The Company believes that the damage will be adquately covered by insurance and is still assessing the full extent of the damage and developing plans for replacing equipment and re-establishing its crumb rubber capabilities. The Company is currently purchasing crumb rubber to supplement its internal needs for modified asphalt.

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


            Signature                                 Title(s)                                  Date

     /s/ Maurice E. Needham                     Chairman of the Board                    September 15, 1998
       Maurice E. Needham


     /s/ Joseph E. Levangie                  Vice Chairman and Director                  September 15, 1998
       Joseph E. Levangie


       /s/ Robert H. Davis               Chief Executive Officer, President              September 15, 1998
         Robert H. Davis                            and Director


      /s/ Charles E. Coppa                 Acting Chief Financial Officer,               September 15, 1998
        Charles E. Coppa                  Treasurer and Assistant Secretary
                                     (Principal Financial Officer and Principal
                                                 Accounting Officer)


       /s/ Robert D. Maust                Vice President of Operations and               September 15, 1998
         Robert D. Maust                              Director


         /s/ Lew F. Boyd                              Director                           September 15, 1998
           Lew F. Boyd


         /s/ Jagruti Oza                              Director                           September 15, 1998
           Jagruti Oza

