Form 10QSB
period 1998-08-31
GREENMAN TECHNOLOGIES INC
filed 1998-10-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended  August 31, 1998             Commission File Number   1-13776
                   ---------------                                     --------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       71-0724248
 -------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

7 Kimball Lane, Building A, Lynnfield, MA                      01940
-----------------------------------------                     -------
(Address of principal executive offices)                     (Zip Code)

          Issuer's telephone number, including area code (781) 224-2411
                                                         --------------

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

                                   Yes |X| No |_|

               Number of shares outstanding as of October 1, 1998

                 Common Stock, $.01 par value, 6,926,247 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 August 31, 1998

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page
                                                                            ----

Item 1. Financial Statements (*)

            Unaudited Condensed Consolidated Balance Sheets as of
            May 31, 1998 and August 31, 1998                                   3

            Unaudited Condensed Consolidated Statements of Loss for the
            three months ended August 31, 1997 and 1998                        4

            Unaudited Condensed Consolidated Statement of Changes in
            Stockholder's Equity for the three months ended August 31, 1998    5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the three months ended August 31, 1997 and 1998              6-7

            Notes to Unaudited Condensed Consolidated Financial Statements  8-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      18

        Signatures                                                            19

* The financial information at May 31, 1998 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

** All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheet

                                                              May 31,      August 31,
                                                               1998           1998
                                                           ------------   ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents .............................  $    180,963   $    171,114
  Accounts receivable, trade, less allowance for doubtful
  accounts of $ 63,737 and $51,529 as of May 31, 1998
  and August 31, 1998 ...................................     1,475,064      1,497,357
  Inventory (Note 7).....................................       328,578        300,938
  Insurance claim receivable (Note 6) ...................            --      3,047,690
  Other current assets ..................................       392,119        792,748
                                                           ------------   ------------
     Total current assets ...............................     2,376,724      5,809,847
                                                           ------------   ------------
Property and equipment, net (Note 8) . ....... ...........     9,874,079      7,158,402
                                                           ------------   ------------

Other assets:
  Equipment deposits ....................................       200,000        185,000
  Deferred financing costs (Note 10) ....................       441,465        421,193
  Deferred loan costs ...................................       286,218        259,382
  Goodwill, net .........................................       460,552        445,691
  Investment in joint venture ...........................       400,000        400,000
  Other .................................................       468,504        458,855
                                                           ------------   ------------
                                                              2,256,739      2,170,121
                                                           ------------   ------------
                                                           $ 14,507,542   $ 15,138,370
                                                           ============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, other (Note 9) .............  $         --   $     90,223
  Notes payable, related parties ........................        24,371          9,870
  Notes payable,current portion   .......................     1,053,676      1,179,861
  Accounts payable ......................................     1,515,371      1,817,416
  Accrued expenses, other ...............................     1,717,599      1,439,467
  Obligations under capital leases, current  (Note 6) ...       213,622      2,616,250
                                                           ------------   ------------
     Total current liabilities ..........................     4,524,639      7,153,087
  Convertible notes payable (Note 10) ...................     1,359,567      1,014,680
  Convertible notes payable, other (Note 9) .............            --        209,777
  Notes payable, non-current portion  ...................     3,062,283      2,908,352
  Obligations under capital leases ......................     2,424,825             --
                                                           ------------   ------------
     Total liabilities ..................................    11,371,314     11,285,896
                                                           ------------   ------------
Stockholders' equity (Note 10):
  Preferred stock, $1.00 par value, 1,000,000 shares
  authorized, no shares issued and outstanding ..........            --             --
  Common stock, $.01 par value, 20,000,000 shares
  authorized; 5,858,019 and 6,596,866 shares issued and
  outstanding at May 31, 1998 and August 31, 1998 .......        58,580         65,969
  Additional paid-in capital ............................    20,107,567     21,180,871
  Accumulated deficit ...................................   (17,029,919)   (17,394,366)
                                                           ------------   ------------
     Total stockholders' equity .........................     3,136,228      3,852,474
                                                           ------------   ------------
                                                           $ 14,507,542   $ 15,138,370
                                                           ============   ============

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
                Unaudited Condensed Consolidated Statements of Loss

                                                         Three Months Ended
                                                              August 31,
                                                     --------------------------
                                                        1997           1998
                                                     -----------    -----------
Net sales ........................................   $ 2,147,259    $ 3,590,948
Cost of sales ....................................     1,425,124      2,415,318
                                                     -----------    -----------
Gross profit .....................................       722,135      1,175,630
                                                     -----------    -----------
Operating expenses:
   Research and development ......................        75,065        140,132
   Selling, general and administrative ...........       725,110        921,765
                                                     -----------    -----------
     Total operating expenses ....................       800,175      1,061,897
                                                     -----------    -----------
Operating (loss) profit ..........................       (78,040)       113,733
                                                     -----------    -----------
Other income (expense):
   Interest and financing costs (Note 10) ........      (878,988)      (483,145)
   Other, net ....................................         4,320          4,965
                                                     -----------    -----------
     Other income (expense), net .................      (874,668)      (478,180)
                                                     -----------    -----------
Loss from continuing operations ..................      (952,708)      (364,447)
Discontinued operations (Note 9 ):
   Loss from discontinued operations .............      (147,034)            --
                                                     -----------    -----------
Net loss .........................................   $(1,099,742)   $  (364,447)
                                                     ===========    ===========

Loss from continuing operations per share -
basic (Note 4) ...................................   $     (0.61)   $     (0.06)
Loss from discontinued operations per share -
basic  (Note 4) ..................................         (0.10)            --
                                                     -----------    -----------
Net loss per share - basic (Note 4) ..............   $     (0.71)   $     (0.06)
                                                     ===========    ===========

Weighted average shares outstanding ..............     1,551,056      6,180,025
                                                     ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
 Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity
               Three Months Ended August 31, 1998

                                                                            Additional
                                                          Common Stock       Paid-in    Accumulated
                                                         Shares    Amount    Capital       Deficit        Total
                                                       ---------  -------  -----------  ------------   ----------
Balance, May 31, 1998 ...............................  5,858,019  $58,580  $20,107,567  $(17,029,919)  $3,136,228

Shares issued on conversion of notes payable
and accrued interest ................................    708,847    7,089      828,144            --      835,233

Fair value of warrants issued in June and August 1998
  convertible debt offering under SFAS No. 123 ......         --       --       54,000                     54,000

Fair value of conversion discount on convertible
  notes payable issued in June and August 1998 ......         --       --      150,000                    150,000

Fair value of conversion discount on accrued
  interest associated with convertible notes
  payable ...........................................         --       --       11,460                     11,460

Shares issued for services ..........................     30,000      300       29,700            --       30,000

Net loss for quarter ended August 31, 1998 ..........         --       --           --      (364,447)    (364,447)
                                                       ---------  -------  -----------  ------------   ----------
Balance, August 31, 1998 ............................  6,596,866  $65,969  $21,180,871  $(17,394,366)  $3,852,474
                                                       =========  =======  ===========  ============   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                Three Months Ended August 31,
                                                                                -----------------------------
                                                                                      1997         1998
                                                                                  -----------   ---------
Cash flows from operating activities:
    Net loss ...................................................................  $(1,099,742)  $(364,447)
    Adjustments to reconcile net loss to net cash provided (used)
    for operating activities:
    Amortization of deferred financing costs ...................................      646,577     314,968
    Depreciation and amortization ..............................................      238,841     311,636
    Common stock issued for services rendered ..................................           --      30,000
    (Increase) decrease in assets:
        Insurance claim receivable .............................................           --    (244,274)
        Accounts receivable ....................................................     (170,198)    (22,293)
        Inventory ..............................................................      (58,990)    (60,360)
        Other current assets ...................................................       39,177    (400,630)
    Increase (decrease) in liabilities:
        Accounts payable .......................................................      721,615     602,046
        Accrued expenses .......................................................      107,751    (219,895)
                                                                                  -----------   ---------
           Net cash provided (used) for operating activities ...................      425,031     (53,249)
                                                                                  -----------   ---------
Cash flows from investing activities:
    Purchase of property and equipment .........................................      (54,848)   (285,070)
    Deposit on equipment .......................................................      (10,000)         --
    (Increase) decrease in other assets ........................................       (1,360)     21,415
                                                                                  -----------   ---------
         Net cash (used for) provided by investing activities ..................      (66,208)   (263,655)
                                                                                  -----------   ---------
Cash flows from financing activities:
    Net proceeds from convertible  notes payable ...............................           --     371,500
    Net advances under line of credit ..........................................           --     159,378
    Repayment of notes payable .................................................       (8,970)   (187,124)
    Proceeds from notes payable related parties ................................      386,000          --
    Repayment of notes payable related parties .................................      (17,429)    (14,501)
    Principal payments on obligations under capital leases .....................     (111,000)    (22,198)
    Net proceeds on exercise of common stock warrants ..........................      123,750          --
                                                                                  -----------   ---------
      Net cash provided by financing activities ................................      372,351     307,055
                                                                                  -----------   ---------
Net increase (decrease) in cash ................................................      731,174      (9,849)
Cash and cash equivalents at beginning of period ...............................      104,193     180,963
                                                                                  -----------   ---------
Cash and cash equivalents at end of period .....................................  $   835,367   $ 171,114
                                                                                  ===========   =========

Supplemental cash flow information:
  Common stock issued upon conversion of notes payable and accrued interest ....  $   700,000   $ 835,233
  Interest paid ................................................................       45,200     144,758

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
                                                                    ===========

      In connection with the discontinued operations, the Company transferred $300,000 of accounts payable to convertible notes payable, other, as of August 31, 1998.

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

1. Business

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products manufactured using recycled materials and/or are themselves partially or wholly recyclable. Although successful in the technical development of commercial and proprietary products, the Company determined in fiscal 1998 that concentration on raw materials management would be more profitable and provide greater growth opportunities in the near term. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia; Savage, Minnesota and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL") and used as a research and development facility and crumb rubber production center. GMTL, GMTM and GMTG constitute the Company's tire recycling operations (the "Recycling operations"). On August 21,1998, GMTL's manufacturing facility and cryogenic equipment were significantly damaged by a fire. The Company is evaluating plans for replacing the equipment and re-establishing its crumb rubber capabilities.

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-sanctioned disposal site on about 40 acres of permitted land. The Company began operating the Mac's facility effective, June 1, 1998 under a management agreement and anticipates completing the acquisition of all of the outstanding capital stock of Mac's in October 1998.

2. Basis of Presentation

      The consolidated financial statements include the results of GMTM and GMTG since July 1, 1997, GMTL since November 19, 1997 and income associated with the Mac's management agreement since June 1, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

       The Company discontinued operations at the Malvern, Arkansas molding operation effective January 31, 1998. Management adopted a formal plan to dispose of the facility and as a result, the consolidated financial statements of the Company have been restated to reflect the net operating results of the facility as a separate line item for all periods presented.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended May 31, 1998 included in the Company's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

2. Basis of Presentation - (Continued)

      The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3. Change in Fiscal Year

      On June 24, 1998, the Board of Directors of the Company adopted a change of its fiscal year from May 31 of each year to September 30 of each year. The change will become effective immediately. The Company's next fiscal year will end on September 30, 1998.

4. Net Loss Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would be outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, (determined using the treasury stock method) and convertible debt. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share date presented herein. For the three months ended August 31, 1997 and 1998, options, warrants and convertible debt were anti-dilutive and excluded from the net loss per share computation.

      All share and per share data in the financial statements have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

5. Acquisition of Subsidiaries

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

      The Company agreed to pay $5,331,516 for all of the outstanding capital stock of GMTM and GMTG of which $650,000 was paid as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from BFI. The note was originally due and payable on September 30, 1997. In return for payments in November and in December 1997 the Company obtained an extension of the due date until February 1998. In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3,900,000 to repay the balance due on the note plus interest. (See Note 11)

      The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GMTM and GMTG are included in the consolidated financial statements since the date of acquisition.

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the outstanding common stock of Cryopolymers Inc., (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) $744,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

5. Acquisition of Subsidiaries - (Continued)

for period of five years at prices ranging from $15.00 to $35.00 per share; and
(3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the 260,000 warrants.

      The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000.

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

                                                Three Months Ended
                                                  August 31, 1997
                                                ------------------
Revenue                                            $ 2,897,792
Net loss from continuing operations                   (942,998)
Net loss                                            (1,090,032)
Net loss per weighted  average share                     (0.70)

      The Company also recorded $498,000 of goodwill associated with the October 1995 acquisition of DuraWear. Goodwill recorded in connection with the acquisition of subsidiaries is being amortized over 10 years on a straight line basis.

6. Insurance Claim Receivable

      On August 21,1998, GMTL's manufacturing facility and cryogenic equipment were significantly damaged by a fire. The Company has assessed the damage and believes that it will be adequately covered by insurance and as a result has recorded no loss on this transaction at August 31, 1998. At August 31, 1998, the Company wrote down the carrying value of the damaged assets to their estimated residual value and has recorded a $3,047,690 insurance claim receivable. The Company has classified all payments due under the cryogenic equipment lease as current liabilities at August 31, 1998. The Company is evaluating plans for replacing the equipment and re-establishing its crumb rubber capabilities.

7. Inventory

Inventory consists of the following:

                                            May 31, 1998   August 31, 1998
                                            ------------   ---------------
        Raw materials ..................       $ 29,000       $ 44,375
        Work in process ................         12,805             --
        Finished goods .................        286,773        256,563
                                               --------       --------
                                               $328,578       $300,938
                                               ========       ========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                                           Estimated Useful
                                          May 31, 1998   August 31, 1998        Lives
                                          ------------   ---------------   ----------------
Land ...................................   $   879,162    $   879,162                    --
Buildings ..............................     2,490,980      2,531,486           5-25  years
Machinery and equipment ................     5,552,609      2,894,478            3-20 years
Furniture and fixtures .................        79,184         85,799             3-7 years
Motor vehicles .........................     1,779,541      1,942,314            3-10 years
Leasehold improvements .................        52,626         52,626               5 years
                                           -----------    -----------
                                            10,834,102      8,385,865
  Less accumulated depreciation
  and amortization .....................      (960,023)    (1,227,463)
                                           -----------    -----------
  Property, plant and equipment (net) ..   $ 9,874,079    $ 7,158,402
                                           ===========    ===========

9. Discontinued Operations

      In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility") which was previously engaged in providing injection molding manufacturing services. Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded an estimated loss on disposal of the Facility of $1,100,000 in fiscal 1998 and wrote down the Facility's net assets to their estimated fair market value at May 31, 1998. During the year ended May 31, 1998, the Facility's revenues totaled $1,126,627 and had net losses totaling $660,954. For the three months ended August 31, 1997, the Facility's revenues were $568,071 and had a net loss of $147,034. The consolidated financial statements of the Company have been restated to reflect the net operating results of the Facility as a separate line item for all prior periods presented.

      As of August 31, 1998, the Company had disposed of the Facility's assets and has remaining obligations of $251,336 included in accounts payable and accrued expenses and a $300,000, 10% convertible note payable. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option, at $1.38 per share. The Company is currently negotiating payment terms with the remaining creditors.

10. Convertible Notes Payable

December 1997 Debentures

      In December 1997, the Company entered into securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued Debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding loan payable for the purchase of GMTM and GMTG. The Company has recorded a deferred charge of approximately $533,000 associated with the impact of the 25% discount from

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

10. Convertible Notes Payable - (Continued)

market to be realized upon conversion of the Debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the Debentures. As of May 31, 1998, $240,433 of the Initial Debentures and $7,127 of accrued interest had converted into 98,984 shares of common stock. During the quarter ended August 31, 1998, $794,887 of the Initial Debentures and $40,346 of accrued interest were converted into 708,847 shares of common stock. Interest expense for the quarter ended August 31, 1998 was $15,995.

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase up to $175,000 or greater if mutually agreed upon in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate.

      During June and August 1998, the Company issued Additional Debentures in the aggregate principal amount of $450,000 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $2.41 to $1.17 per share. The net proceeds from the Additional Debentures were approximately $371,500 after deducting commissions and expenses of approximately $78,500. The Company has recorded deferred charges of $150,000 associated with the impact of the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 27,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. The deferred charges are being amortized over the estimated life of the Additional Debentures. Interest expense for the quarter ended August 31, 1998 was $5,160.

11. Letter of Intent

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-sanctioned disposal site on about 40 acres of permitted land. The Company began operating the Mac's facility effective, June 1, 1998 under a management agreement and has recognized $144,000 of income under this agreement for the three months ended August 31, 1998. The Company anticipates completing the acquisition of all of the outstanding capital stock of Mac's in October 1998.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1998

12. Subsequent Events

United Waste Systems Acquisition

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the trailing 15 day average closing bid (as reported by NASDAQ) prices prior to the conversion date. Simultanious with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc. which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia and Batesburg, South Carolina and collectively, the two operations process over 5 million tires annually.

Private Offering of Common Stock

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of October 14, 1998, the Company sold 928,432 shares of uregistered common stock to investors including officers and directors of the Company (the "Investors" ) for approximately $325,000. The Company granted the Investors piggy-back registration rights to register the common stock . The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB filed for the fiscal year ended May 31, 1998.

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

Overview

      GreenMan Technologies, Inc. (the "Company") was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstocks, rubber parts and products manufactured using recycled materials and/or are themselves partially or wholly recyclable. Although successful in the technical development of commercial and proprietary products, the Company determined in fiscal 1998 that concentration on raw materials management would be more profitable in the near term. The Company currently operates two business segments, the recycling operations located in Jackson, Georgia; Savage, Minnesota and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL, GMTM and GMTG constitute the Company's tire recycling operations (the "Recycling operations"). On August 21,1998, GMTL's manufacturing facility and cryogenic equipment were significantly damaged by a fire. The Company is evaluating plans for replacing the equipment and re-establishing its crumb rubber capabilities.

       On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-sanctioned disposal site on about 40 acres of permitted land. The Company began operating the Mac's facility effective, June 1, 1998 under a management agreement and anticipates completing the acquisition of all of the outstanding capital stock of Mac's in October 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months ended August 31, 1998 Compared to the Three Months ended August 31, 1997

      Net sales for the three months ended August 31, 1998 were $3,590,948 as compared to $2,147,259 for the three months ended August 31, 1997. The increase of $1,443,689 or 67% was primarily attributable to the inclusion of revenues from GMTM and GMTG for a full quarter as they were acquired June 30, 1997 and an average 27% internal growth in tires processed as compared to the same fiscal 1998 period. The increase also includes $144,000 of management fee income associated with the Mac's management agreement.

      Gross profit for the three months ended August 31, 1998 was $1,175,630 or 33% of net sales as compared to $722,135 or 34% of net sales for the three months ended August 31, 1997. The slight decrease was attributable to the inclusion GMTL which operated under limited operating conditions during the quarter as the Company continued its crumb rubber research and development efforts.

      Research and development expenditures were $140,132 for the three months ended August 31, 1998 as compared to $75,065 for the same period in fiscal 1998. The increase is attributable to the Company's continued crumb rubber research and development efforts being conducted at GMTL. This facility has operated as the Company's technical proving ground for crumb rubber production and applications research and was instrumental in obtaining Federal Highway Administration certification in June 1998 of the Company's crumb rubber modification technology for use in the asphalt industry.

      Selling, general and administrative expenses were $921,765 for the three months ended August 31, 1998, or 26% of sales as compared to $725,110 or 34% of sales, for the same period in fiscal 1998. The three months ended August 31, 1998 include operating expenses of $75,119 associated with the inclusion of GMTL which was acquired in November 1997 and expenses associated with GMTM and GMTG for a full quarter.

      As a result of the foregoing, the Company had an operating profit of $113,733 for the three months ended August 31, 1998 as compared to an operating loss of $78,040 for the comparable period in fiscal 1998. The quarter ended August 31, 1998 represents the first time the Company has reported an operating profit.

      Interest and financing costs for the comparable quarter in fiscal 1998 decreased by $395,843 to $483,145 for the three months ended August 31, 1998 due to decreased amortization of the financing costs associated with the issuance of convertible debentures. Approximately $314,000 of financing costs were expensed during the period ended August 31, 1998 with $421,193 remaining to be amortized.

      The Company experienced a net loss of $364,447, or $0.06 per share for the three months ended August 31, 1998 as compared to a net loss of $1,099,742, or $0.61 per share for the three months ended August 31, 1997. The net loss for the three months ended August 31, 1997 includes a $147,034 loss from discontinued operations associated with the closure of the Company's injection molding operations in January 1998.

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

      On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at August 31, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667 plus interest at prime plus 1.75% (10.25% at August 31, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The working capital line of credit bears interest at prime plus 1.5% (10% at August 31, 1998). At August 31, 1998, the Company had $438,687 outstanding under the line of credit.

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

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase up to $175,000 or greater if mutually agreed upon in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate.

      During June and August 1998, the Company issued Additional Debentures in the aggregate principal amount of $450,000 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $2.41 to $1.17 per share. The net proceeds from the Additional Debentures were approximately $371,500 after deducting commissions and expenses of approximately $78,500.

Private Offering of Common Stock

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of October 14, 1998, the Company sold 928,432 shares of uregistered common stock to investors including officers and directors of the Company (the "Investors" ) for approximately $325,000. The Company granted the Investors piggy-back registration rights to register the common stock . The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

      At August 31, 1998 the Company had cash of $171,114, a working capital deficit of $1,343,240, net capital of $3,852,474 and accumulated losses of $17,394,366.

      Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the sale of common stock in October 1998, the purchase of equipment through lease financing arrangements and the remaining availability under the Heller Credit Facility, should be sufficient to meet the Company's cash requirements through fiscal 1999. The Company expects that additional financing may be required after this time in order to fund continued growth. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Factors Affecting Future Results

      The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the production of crumb rubber in commercial quantities at a price that will be competitive in the market; (ii) the impact of the Company's ongoing merger and acquisition activities; (iii) the Company's ability to reestablish or relocate the operations of GMTL subsequent to the August 1998 fire and reach a satisfactory resolution with the insurance carriers; (iv) the Company's ability to reach satisfactory settlement with the remaining creditors of its closed injection molding operation; (v) the Company's ability to integrate and manage the scrap tire collection and processing assets acquired from United in September 1998; (vi) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vii) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in production of crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There has been no significant changes in legal proceedings during the quarter ended August 31, 1998

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

         (b) Reports on Form 8-K

             A report on Form 8-K was filed on July 9, 1998 describing the Company's change in fiscal year from May 31 to September 30.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       By: GreenMan Technologies, Inc.


                                            /s/ Robert H. Davis
                                            -------------------

                                                Robert H. Davis
                                            Chief Executive Officer

    Signature                         Title(s)                       Date
    ---------                         --------                       ----

/s/ Robert H. Davis       Chief Executive Officer, President    October 15, 1998
-------------------                   and Director
    Robert H. Davis

/s/ Charles E. Coppa      Acting Chief Financial Officer and    October 15, 1998
--------------------                Assistant Secretary
    Charles E. Coppa