Form 10KSB
period 1998-09-30
GREENMAN TECHNOLOGIES INC
filed 1999-01-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|_| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from June 1, 1998 to September 30, 1998
                               ------------    ------------------

Commission File Number  1-13776
                        -------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 71-0724248
   ---------------------------------             ----------------------------
   (State or other jurisdiction                           (I.R.S.
   of incorporation or organization)             Employer Identification No.)

         7 Kimball Lane, Building A, Lynnfield, MA        01940
         ---------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code   (781) 224-2411
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, $ .01 par value            Boston Stock Exchange
-----------------------------
     (Title of each class)

Class A Common Stock Purchase Warrants   Boston Stock Exchange
--------------------------------------
     (Title of each class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $ .01 par value
-----------------------------
     (Title of each class)

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

                                 Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the transition period ended September 30, 1998 were $5,034,809.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 1998 was $3,349,195.

As of December 31, 1998, 9,965,322 shares of Common Stock of issuer were outstanding. The aggregate market value of the shares of Common Stock was $4,048,412.

Transitional Small Business Disclosure Format (check one)  Yes |_| No |X|

                                     PART 1

Item  1.  Description of Business

General

     GreenMan Technologies, Inc. (the "Company" or "GreenMan") currently operates two business segments, the tire recycling operations (the "Recycling operations") located in Jackson and Lawrenceville, Georgia; Batesburg, South Carolina; Savage, Minnesota and Saltillo, Mississippi and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's St. Francisville, Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated closure of the operation.

History

     GreenMan was incorporated under the laws of the State of Arkansas on September 16, 1992 and reincorporated under the laws of the State of Delaware on June 27, 1995. In June 1998, the Board of Directors of the Company adopted a change of its fiscal year from May 31 to September 30. Accordingly, the transition period information contained herein reflects a four-month transition period (the "Transition Period").

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

     On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL ceased processing operations in August 1998 due to a fire and was completely closed in December 1998.

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

     In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-permitted disposal site on about 40 acres of land. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes.

     On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina and currently process over 5 million passenger tire equivalents annually. Lawrenceville operations are currently operating as a division of GMTG but will eventually be consolidated with ongoing Jackson, Georgia operations. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC").

     The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

Recent Developments

     By letter dated October 29, 1998, the Nasdaq Stock Market ("Nasdaq") brought to the Company's attention Nasdaq's concern regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market, based on the fact that the Company's common stock had failed to maintain a closing bid price greater or equal to $1.00 over the previous thirty consecutive trade dates. Nasdaq informed the Company that it has ninety calendar days (until the close of business on January 29, 1999) in which to regain compliance with Nasdaq's $1.00 minimum bid price requirement. Although the Company's common stock may be subject to delisting on January 29, 1999, the Company may stay the delisting by requesting a hearing before such time. If the Company has not regained compliance with the minimum bid price requirement by January 29, 1999, the Company intends to appeal a potential delisting to Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock may be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin.

     In February 1998, the Company entered into an exclusive technology commercialization agreement with the U.S. Department of Transportation/ Federal Highway Administration ("USDOT/FHWA"), whereby the Company is working with major asphalt manufacturers and contractors to incorporate patented USDOT/FHWA binder technology -- together with ultra-fine crumb rubber -- to create a high-performance, cost-effective asphalt blend. Designated "Chemically Modified Crumb Rubber Asphalt" (CMCRA), this advanced material formulation addresses on-going highway problems of: aging, rutting, low-temperature cracking, fatigue cracking, moisture sensitivity, and adhesion between asphalt and aggregate material. These six performance factors are among the most common causes of pavement failure. The new technology that GreenMan is helping to commercialize provides improvements to all these factors. In June 1998, the Company's research and development efforts at the St. Francisville facility resulted in the Company receiving FHWA certification of this licensed crumb rubber modification technology for use in the asphalt industry. The first commercial application of modified rubber for asphalt occurred in September 1998 in Connecticut utilizing crumb rubber purchased from an independent manufacturer. The Company anticipates additional lay-downs will be conducted in the spring/summer of 1999.

     In January and August 1998, the Company entered into two license agreements with a privately-held R&D company under which it acquired the exclusive rights and license to use a series of proprietary crumb rubber modification technologies for use in the asphalt industry. The Company believes the licensed technologies, when realized and perfected will enhance the Company's existing development efforts in the area of crumb rubber modified asphalt.

      In August 1998, GMTL's facility was severely damaged by a fire, which necessitated closure of the facility. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its' own or through alliances with existing crumb rubber producers and/or crumb rubber users. Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving approximately $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company has invested $3,000,000 (replacement policy limit) on alternative equipment that satisfies the replacement requirements of the insurance policy and replace the damaged property. There can be no assurance that this is the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company. Accordingly, the Company has recorded a $950,000 casualty loss at September 30, 1998. As a result of the closure of GMTL, management has written down all GMTL assets to their estimated net realizable value and accrued for all remaining fire related costs at September 30, 1998 resulting in an additional $500,000 casualty loss.

     The equipment that was located at GMTL's facility was subject to the terms of a capital lease. Company has renegotiated GMTL's cryogenic equipment capital lease obligation whereby the lessor has agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the $2,050,000 initial payment from it's insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30, 1998.

     In August 1997, the Company finalized the formation of the joint venture between the Company and Crumb Rubber Technologies, Inc. ("CRT") to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The Company contributed a portion of its investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. As a result of the joint venture's inability to generate significant revenues since inception, the Company's minority ownership position in the joint venture and management's belief that it is unlikely to generate any significant revenue from the joint venture, management has decided to write-off its $400,000 investment in the joint venture at September 30, 1998.

     Pursuant to the terms of the joint venture agreement, CRT agreed to return $300,000 of equipment deposits previously made by the Company by March 1998. CRT has repaid $115,000 as of September 30, 1998. Management has deemed the remaining $185,000 of equipment deposits to be uncollectible due to CRT's inability to maintain the agreed upon payment schedule and the uncollateralized nature of the deposits.

Recycling Operations

     The Company's Recycling operations collect, transport and process scrap tires into feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. GMTM, GMTG, GMTSC and Mac's are paid a fee to collect, transport and process scrap tires from two sources: (1) local, regional and national tire stores (termed "current generation tires") and
(2) abatement sites where governmental entities intervene to clean up unwanted tire piles. The tires are processed (shredded) into two-inch chips for sale to consumers that use the chips for TDF (alternative fuel), civil engineering (e.g., septic field or landfill cap drainage to replace aggregate) or for further processing into crumb rubber. The Recycling operations processed over 10 million tires during fiscal 1998 and 18 million tires on an annualized basis during the Transition Period.

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

Products and Services

Recycling Operation

     In January 1998, the Company ceased the production of its 34-gallon GEM-Stock ("Greenman Environmental Material") trash containers and closed its Arkansas plant.

     The Company conducted market research over the past several years and concluded that significant market opportunities could exist for crumb rubber to be used as chemical feedstocks or for incorporation in products. There is also research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into new automobile and truck tires. On June 3, 1998 the Company received certification of its crumb rubber modification technology by the Federal Highway Administration under an exclusive commercialization agreement. The first commercial application ("lay-down") of modified rubber for asphalt occurred in September 1998 in Connecticut utilizing crumb rubber purchased from an independent manufacturer. The Company anticipates additional lay-downs will be conducted in the spring/summer of 1999.

     The acquisitions of tire collection and processing operations from BFI and Republic in addition to the Mac's management agreement are expected to provide the Company with access to approximately 20 million tires in fiscal 1999. The Company's primary business is in the scrap tire collection and processing business whereby they charge a fee to collect and process customers' scrap tires and then process the tires into two inch rubber chips which are then sold as TDF to cement kilns, pulp and paper producers and electric utilities, or utilized in civil engineering projects such as landfill construction or road stabilization projects. Prior to the fire at GMTL, the Company utilized a small portion of the rubber chip flow for the production of crumb rubber.

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

MANUFACTURING/PROCESSING

Recycling Operation

     Collectively, the Recycling operations have the capacity to process up to 30 million tires annually and processed approximately 10 million tires in fiscal 1998 and 18 million tires on an annualized basis during the Transition Period. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. The Company is evaluating technology that would recycle the processing residual into marketable components of rubber and steel.

     Prior to the August 1998 fire, the Recycling operation's plant in St. Francisville, Louisiana utilized a two-inch rubber tire chip as feedstock to cryogenically produce crumb rubber. The operation also developed the process to chemically modify crumb rubber for application in the asphalt industry. In June 1998, the Company obtained Federal Highway Administration certification of this crumb rubber modification technology for use in the asphalt industry. The Company is confident that its crumb rubber needs for modified asphalt can be satisfied through independent vendors while manufacturing alternatives are being assessed. Therefore, the Company does not believe that it's ability to provide CMCRA to the asphalt industry has been negatively impacted by the closure of GMTL, although there can be no assurance that this is the case.

DuraWear

     DuraWear manufactures its ceramic products at its facility located on five acres of land in Birmingham, Alabama. DuraWear's polymer composites and other products are manufactured by third parties on a contract-basis. DuraWear's polymer composites are currently produced to DuraWear's specifications under a confidentiality agreement by two suppliers; the number of alternative suppliers is limited. Management has identified several alternative suppliers for DuraWear's polymer composites in the event there are any adverse changes in its existing relationships. With the exception of its polymer composites, the Company believes that there are multiple manufacturing sources available for DuraWear's other products. While DuraWear has long-standing relationships with its current suppliers, such facilities are not controlled by DuraWear, and these suppliers could sever their relationships with DuraWear at any time. It could be difficult for DuraWear to find other suppliers that could manufacture DuraWear's products to the specifications required by DuraWear on acceptable terms, if at all.

Raw Materials

Recycling Operation

     The Company believes it will have access to a supply of tires sufficient to meet the Company's requirements for TDF, civil engineering and crumb rubber for the foreseeable future. The Recycling operations collectively own and operate key pieces of heavy equipment to provide services to governmental agencies seeking contractors to clean up tire piles. Specialized equipment for unique contracts is rented on an as-needed basis. The Recycling operations collectively, are capable of processing up to 30 million tires annually. According to Scrap Tire News, nearly 270 million passenger automobile tires are currently discarded annually in the U.S., and of that total approximately 1% are used for asphalt pavement, 11% are burned to provide energy, approximately 2% are processed for retreading; and the remaining tires are landfilled, adding more than 200 million tires annually to the estimated 3 billion tires already stockpiled in landfills. Accordingly, there is more than ample supply of non-recycled tires to meet the Company's growth plan and to utilize the collective processing capacities.

DuraWear

     DuraWear obtains on a purchase order basis (rather than a contract basis) its primary raw materials, consisting of alumina and nickel oxides, from a number of sources. The price and other terms upon which such materials are obtained therefore are also subject to change over which DuraWear has no control. Management believes that alternate sources of such raw materials are available on an economically competitive basis, but there can be no assurance that this would be the case at a time when such sources might be needed by DuraWear.

PRODUCT DEVELOPMENT

     In January 1998, the Company entered into a license agreement with a privately-held R&D company under which it acquired the exclusive rights and license to use a proprietary crumb rubber modification technology developed for use in the asphalt industry. In connection with this license the Company has paid $15,000 and is required to pay an additional $15,000 in January 1999 to the licensor. The Company is also required to pay a royalty fee on the sale of crumb rubber incorporating the licensed technology.

     In August 1998, the Company entered into a second license agreement with the same R&D company under which it acquired the exclusive rights and license to use a series of four proprietary crumb rubber modification technologies (the "technologies") to be developed for use in the asphalt industry. In connection with this license the Company is required to pay $150,000 over a twelve month period. The Company is required to issue warrants to purchase 78,829 shares of the Company's common stock at $1.11 per share that are exercisable for a two-year period as each of the four technologies are conveyed to the Company. The Company is required to pay a royalty fee on the sale of crumb rubber incorporating the licensed technologies when the processes are commercialized.

     In February 1998, the Company entered into an exclusive technology commercialization agreement with the U.S. Department of Transportation/ Federal Highway Administration ("USDOT/FHWA"), whereby the Company is working with major asphalt manufacturers and contractors to incorporate patented USDOT/FHWA binder technology -- together with ultra-fine crumb rubber -- to create a high-performance, cost-effective asphalt blend. Designated "Chemically Modified Crumb Rubber Asphalt" (CMCRA), this advanced material formulation addresses on-going highway problems of: aging, rutting, low-temperature cracking, fatigue cracking, moisture sensitivity, and adhesion between asphalt and aggregate material. These six performance factors are among the most common causes of pavement failure. The new technology that GreenMan is helping to commercialize provides improvements to all these factors. In June 1998, the Company's research and development efforts at the St. Francisville facility resulted in FHWA certification of this licensed crumb rubber modification technology for use in the asphalt industry. The first commercial application of modified rubber for asphalt occurred in September 1998 in Connecticut utilizing crumb rubber purchased from an independent manufacturer. The Company anticipates additional lay-downs to be conducted in the spring of 1999.

YEAR 2000 DATE CONVERSION

     Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive information, were configured to use a two-digit date field, which will preclude them from properly recognizing dates in the year 2000. The inability to properly recognize date-sensitive information in the year 2000 could render systems inoperable or cause them to incorrectly process operational or financial information.

     The Company has hired GraVoc Associates, Inc. to assess and replace its office PC's which are not year 2000 compatible during calendar 1999. The Company is in the process of obtaining written confirmation that software is year 2000 compatible. The amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

     In addition, machinery and equipment often use or are controlled or monitored by electronic devices that contain embedded microchips. Such machinery and equipment could be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

     The Company is taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely.

     The Company has initiated a process to (1) identify critical supplier and customer related issues, (2) assess the year 2000 readiness of equipment located at all of its operating facilities and (3) determine what contingency plans may be required. At this time, the potential effects in the event that the Company or third parties are unable to resolve year 2000 problems timely are not determinable, however, the Company believes it will be able to resolve its own year 2000 issues.

CUSTOMERS

Recycling Operation

     There were no customers that accounted for 10% or more of consolidated net sales during the fiscal years ended May 31, 1997 and 1998 and the Transition Period. The Recycling operations have a diversified collection and product sales program which minimizes their vulnerability to the loss of any one customer. The diverse base of customers includes Goodyear, Firestone, Continental, Michelin, Cooper Tire and many local and regional tire outlets.

DuraWear

     DuraWear did not have any customers that accounted for 10% or more of consolidated net sales during the fiscal years ended May 31, 1997 and 1998 and the Transition Period. DuraWear's customers include Georgia Pacific, Boise Cascade, Container Corp. of America, Champion International, Longview Fiber Company, Union Camp, and various power utilities and pulp and paper producers throughout the U.S.

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

Sales and Marketing

     The Recycling operations utilize in-house sales staff for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates sales/marketing efforts on highly focused initiatives. Sales/marketing personnel are highly trained in the tire industry and in industries where processed materials are consumed. DuraWear has in place a network of sales representatives for both domestic and international sales, which may also be used by the Company in connection with the sale of its Recycled products.

     DuraWear markets its products primarily to industries where material movement typically causes abrasion resulting in wear of the process equipment. Applications for DuraWear's products span many industries such as pulp and paper, mining, mineral processing, coal handling, grain storage and transportation, cement and fertilizers.

COMPETITION

Recycling Operation

     Historically, companies in the tire collection and processing industry have generated sufficient quantities of tires to satisfy the growing needs for TDF to be sold as alternative fuel to cement kilns, pulp and paper producers or electric utilities or utilized in civil engineering projects such as landfill construction or road stabilization projects. There are also several companies that break down the tire material into its elemental components ("Pyrolysis") and sell the components individually. Few, if any companies are completely vertically integrated with operations that encompass tire collection through end product manufacture. The Company believes that the limited success experienced by these companies is due to industry disaggregation among small and under-capitalized companies and limited success in identifying and producing a strategy for recycling tires. Consequently, the Company firmly believes there is an opportunity for industry consolidation and certain strategic value-added vertical integration. Research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into automobile and truck tires exemplifies the value-added opportunities.

     As a result of the Company's recent acquisitions and the Mac's management agreement, the Company has positioned itself as a leader in tire recycling operations and estimates that collectively its current operations process approximately 8% of tires currently generated domestically making it the second largest tire recycler in the United States.

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

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY RIGHTS

     None of the equipment or machinery that the Company currently uses or intends to use in its respective current or proposed manufacturing activities are proprietary; any competitor can acquire equivalent equipment and machinery on the open market. The Company believes that it has developed specialized know-how in the blending of plastics and rubber. The Company has acquired exclusive perpetual world-wide rights to a proprietary additive technology, which in the future could enable the Company to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires. The Company has exclusively licensed several proprietary modification technologies for modifying crumb rubber for use in the asphalt industry. The Company also believes that many of the formulae and processes used in manufacturing DuraWear's products are proprietary, and DuraWear has executed confidentiality agreements with the appropriate employees and subcontractors. However, there can be no assurance that competitors will not develop processes or products of comparable efficiency and quality. DuraWear does not have any patents and does not believe any of its products are patentable. Moreover, there can be no assurance that any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action, and such an action would divert funds and resources otherwise available for use in the Company's operations. Consequently, there can be no assurance that the Company would elect to prosecute potential patent infringement claims it might have. Furthermore, there can be no assurance that the Company's proposed products will not infringe any patents or rights of others.

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

EMPLOYEES

     As of September 30, 1998, the Company had approximately 163 employees. Neither the Company nor its subsidiaries are a party to any collective bargaining agreements, and each considers the relationship with their employees to be satisfactory.

Item 2. Description of Properties

     The Company leases approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $4,366 under a five year lease.

     GMTM owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of land zoned for industrial expansion. GMTG owns an industrial building and an office building in Jackson, Georgia, located on approximately 21 acres of land zoned for industrial expansion. GMTG also leases an industrial building and office building located on approximately 8 acres of land zoned for industrial expansion in Lawrenceville, Georgia at $12,000 per month under a one year lease. These locations have adequate space to accommodate expansion if required to meet ongoing growth.

     GMTSC leases approximately two acres of industrial space in Batesburg, South Carolina at $5,000 per month under a one year lease.

     GMTL occupied approximately 145,000 square feet of combined industrial/manufacturing space in St. Francisville, Louisiana until August 1998 at which time GMTL's facility was damaged by a fire. The Company no longer operates a facility in Louisiana.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the Transition Period ended September 30, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock and the Class A Common Stock Purchase Warrants are traded on the NASDAQ SmallCap Market under the symbols "GMTI" and "GMTIW", respectively, and listed on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively. By letter dated October 29, 1998, the Nasdaq Stock Market ("Nasdaq") brought to the Company's attention Nasdaq's concern regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market, based on the fact that the Company's common stock had failed to maintain a closing bid price greater or equal to $1.00 over the previous thirty consecutive trade dates. Nasdaq informed the Company that it has ninety calendar days (until the close of business on January 29, 1999) in which to regain compliance with Nasdaq's $1.00 minimum bid price requirement. Although the Company's common stock may be subject to delisting on January 29, 1999, the Company may stay the delisting by requesting a hearing before such time. If the Company has not regained compliance with the minimum bid price requirement by January 29, 1999, the Company intends to appeal a potential delisting to Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock may be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin.

     The following table sets forth the high and low bid quotations for the Common Stock and Class A Common Stock Purchase Warrants for the periods indicated as quoted by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                            Class A Common Stock
                                      Common Stock            Purchase Warrants
                                     ---------------        --------------------
                                     High        Low            High      Low
                                     ----        ---            ----      ---
Fiscal 1997
-----------
Quarter Ended August 31, 1996      $20.65     $11.25           $6.90     $.65
Quarter Ended November 30, 1996     16.10       6.70            3.90     1.25
Quarter Ended February 28, 1997      8.15       5.00            1.55      .65
Quarter Ended May 31, 1997          10.00       3.45            1.40      .45

Fiscal 1998
-----------
Quarter Ended August 31, 1997       $8.91      $2.81           $1.72    $0.65
Quarter Ended November 30, 1997      8.28       4.53            1.72     0.63
Quarter Ended February 28, 1998      4.22       1.41            0.94     0.31
Quarter Ended May 31, 1998           4.44       0.94            0.59     0.16

Transition Period
-----------------
Quarter Ended August 31, 1998       $2.44      $0.94           $0.38    $0.16
Month Ended  September 30, 1998      1.00       0.56            0.16     0.06

     On December 31, 1998, the closing bid price of the Common Stock was $.41 and the closing bid price for the Class A Common Stock Purchase Warrants was $.03.

     As of December 31, 1998, the Company estimated that the approximate number of stockholders of record of the Company's Common Stock was 2,500.

     The Company has not paid any cash dividends on its Common Stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

     There are currently in excess of 13 registered market makers of the Company's securities and the Company is continuing its efforts to expand the number of firms making market in the Company's securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     GreenMan Technologies, Inc. (the "Company" or "GreenMan") currently operates two business segments, the tire recycling operations (the "Recycling operations") located in Jackson and Lawrenceville, Georgia; Batesburg, South Carolina; Savage, Minnesota and Saltillo, Mississippi and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's St. Francisville, Louisiana crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of the operation.

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

     On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL ceased processing operations in August 1998 due to a fire and was completely closed in December 1998.

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

     In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-permitted disposal site on about 40 acres of land. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes.

     On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina and currently process over 5 million passenger tire equivalents annually. Lawrenceville operations are currently operating as a division of GMTG but will eventually be consolidated with ongoing Jackson, Georgia operations. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC"). The Company has not completed the filing of Form 8-K for the United acquisition. As a result, the Company is subject to a fine of up to $100 a day for the period until it completes its filing. The Company also is ineligible to register Securities using SEC Form S-3 for a period of twelve months from the date on which it is current with respect to all of its SEC Filings.

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

Results of Operations

Four Months ended September 30, 1997 Compared to Four Months ended September 30, 1998

     Net sales for the four months ended September 30, 1998 were $5,034,809 as compared to $3,081,945 for the four months ended September 30, 1997. The increase of $1,952,864 or 63% was primarily attributable to the inclusion of revenues from GMTM and GMTG for the entire four months as they were acquired on June 30, 1997, the impact of the United acquisition which closed September 4, 1998 and an average 37% internal growth in tires processed as compared to the comparable period in 1997. The increase also includes $223,000 of income associated with the Mac's management agreement.

     Gross profit for the four months ended September 30, 1998 remained consistent at 33% of net sales or $1,641,756 as compared to $1,012,318 four months ended September 30, 1997. This was attributable to the inclusion of the United acquisition and the income from Mac's which offset GMTL's negative $87,000 gross profit as it operated under limited operating conditions prior to the August 1998 fire as the Company continued its crumb rubber research and development efforts.

     Research and development expenditures were $150,132 for the four months ended September 30, 1998 as compared to $97,176 for the same period in fiscal 1998. The increase is attributable to the Company's continued crumb rubber research and development efforts which were being conducted at GMTL. This facility had operated as the Company's technical proving ground for crumb rubber production and applications research and was instrumental in obtaining Federal Highway Administration certification in June 1998 of the Company's crumb rubber modification technology for use in the asphalt industry.

     Selling, general and administrative expenses were $1,394,781 for the four months ended September 30, 1998 , or 28% of sales as compared to $1,057,659 or 34% of sales, for the same period in fiscal 1998. The four months ended September 30, 1998 include operating expenses of $75,498 associated with the inclusion of GMTL which was acquired in November 1997 and expenses associated with GMTM and GMTG for a full four month period.

     As a result of the foregoing, the Company had an operating profit of $96,843 for the four months ended September 30, 1998 as compared to an operating loss of $142,517 for the comparable period in 1997.

     Interest and financing costs decreased by $392,892 to $651,316 for the four months ended September 30, 1998 due to decreased amortization of the financing costs associated with the issuance of convertible debentures. Approximately $418,000 of financing costs were expensed during the period ended September 30, 1998 as compared to $801,574, including $112,500 of penalties, for the comparable period in 1997.

     Other expenses for the four months ended September 30, 1998, include $550,000 relating to the Company's write-off of its investment in two joint ventures, $185,000 of uncollectible equipment deposits and the $1,450,000 casualty loss associated with the August 21, 1998 fire at GMTL. These expenses were partially offset by a $500,000 forgiveness of debt associated with GMTL's capital lease.

     The Company reported a loss from discontinued operations of $244,115 for the four months ended September 30, 1997.

     The Company experienced a net loss of $2,326,086, or $0.37 per share for the four months ended September 30, 1998 as compared to a loss from continuing operations of $1,184,900, or $0.67 per share for the four months ended September 30, 1997.

Year ended May 31, 1997 Compared to Year ended May 31, 1998

     Net sales for the year ended May 31, 1998 were $11,011,519 as compared to $2,084,220 for the year ended May 31, 1997. The increase of $8,927,299 is primarily due to the inclusion of revenues from the Company's tire recycling operations that were acquired in June 1997 from Browning-Ferris Industries, Inc.. The tire recycling operations experienced over 10% internal growth in business as compared to same period in 1997.

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

     As a result of the foregoing, the operating loss for the year ended May 31, 1998 decreased by 62% or $2,712,995 to $1,682,983 compared to an operating loss of $4,395,978 for the comparable period in 1997. The decrease reflects the elimination of non-recurring fiscal 1997 charges and a five-fold increase in gross profit for the year ended May 31, 1998. Approximately 40% of the operating loss is attributable to the Company's crumb rubber research and development efforts.

     Interest and financing costs increased by $870,395 to $2,886,366 due to costs associated with the issuance of convertible debentures during fiscal 1997 and fiscal 1998 and the inclusion of approximately $435,000 of interest associated with the acquisition of GMTM and GMTG. Approximately $1,746,000 of the fiscal 1998 expense is associated with the impact of amortizing the discount from market to be realized upon conversion of the debentures and financing expense amortization associated with the borrowings. The Company also recognized $210,500 of additional financing costs pursuant to the terms of the certain debentures as result of the delay in registering under the Securities Act of 1933 the common stock issuable upon conversion of the debentures.

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

     As of May 31, 1998, Palomar had converted its entire $1,200,000 note payable and $165,741 of accrued interest into 297,257 shares of common stock pursuant to the terms of the convertible note payable. A portion of the conversion included a one time 15% reduction in the conversion price as an inducement to convert the balance due under the note.

Crumb Rubber Equipment

     During the year ended May 31, 1996, the Company purchased a cryogenic recycling line for $1,500,000 and placed an additional $300,000 deposit towards the purchase of an additional cryogenic recycling equipment line.

     During the first half of fiscal 1997, the Company refined the production process of the cryogenic recycling equipment and evaluated the production capabilities of the facility. Based upon the cryogenic recycling equipment's inability to produce ultra-fine mesh crumb rubber in the amounts required, the Company decided to redeploy the cryogenic recycling equipment into a joint venture with Crumb Rubber Technologies, Inc. ("CRT"), the original equipment manufacturer.

     In August 1997, the Company finalized the formation of the joint venture between the Company and CRT to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture addresses existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company has contributed a portion of its investment in the cryogenic crumb rubber equipment ($400,000) which was formerly located in Jackson, Georgia into the venture as its capital contribution while CRT contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. As a result of the joint venture's inability to generate significant revenues since inception, the Company's minority ownership position in the joint venture and management's belief that it is unlikely to generate any significant revenue from the joint venture, management has decided to write-off its $400,000 investment in the joint venture at September 30, 1998.

     Pursuant to the terms of the joint venture agreement, CRT agreed to return $300,000 of equipment deposits previously made by the Company by March 1998. CRT has repaid $115,000 as of September 30, 1998. Management has also deemed the remaining $185,000 of equipment deposits to be uncollectible due to CRT's inability to maintain the agreed upon payment schedule and the uncollateralized nature of the deposits and accordingly has written off such amounts off.

Insurance Receivable

     In August 1998, GMTL's facility was severely damaged by a fire, which necessitated closure of the facility. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its' own or through alliances with existing crumb rubber producers and/or crumb rubber users. Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving approximately $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company's has invested $3,000,000 (replacement policy limit) in alternative equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this is the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company and replaced the damaged property. Accordingly, the Company has recorded a $950,000 casualty loss at September 30, 1998. As a result of the closure of GMTL, management has written down all GMTL assets to their net realizable value and accounted for all remaining fire related costs at September 30, 1998 resulting in an additional $500,000 casualty loss.

     GMTL has also recorded an insurance receivable of $70,284 at September 30, 1998 associated with its business interruption policy. The Company has received $500,000 from the insurance company as of December 31,1998 towards the total insured loss.

     Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement in Louisiana. Under the terms of the agreement, GMTL was paying $25,500 per month rental plus an additional rent of $100,000 per year for the first six years of the agreement to be payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The Company has renegotiated this capital lease obligation whereby the lessor has agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the $2,050,000 initial payment from it's insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest starting in June 1999.

Loans From Officers

     In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% per annum. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from this officer and another officer and repaid $345,000 in aggregate during January 1997 and May 1997.

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

     As of September 30, 1998, $1,210,260 of the Initial Debentures and $53,995 of accrued interest have been converted into 1,121,211 shares of common stock. During the period of October through December 1998, the remaining $389,740 of Initial Debentures and $28,457 of accrued interest have been converted into 1,395,358 shares of common stock.

     Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Initial Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial

Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. The Company has issued $450,000 of Additional Debentures during the period of June to August 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to 2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent.

Acquisition of  GMTM and GMTG

     On June 30, 1997, the Company acquired as wholly owned subsidiaries, all of the capital stock of BTM and of BTG, (renamed "GMTM" and "GMTG" respectively), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. ("BFI") and whose business is scrap tire collection and processing. The Company agreed to pay $5,331,516 for all of the outstanding capital stock of BTM and BTG of which $650,000 had been previously paid to BFI as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from BFI. This note was originally due and payable on September 30, 1997. In return for payments in November and December 1997, the Company obtained an extension of the due date until February 1998. In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3.9 million to repay the balance due on the notes plus interest.

     On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at September 30, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, plus interest at prime plus 1.75% (10.25% at September 30, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at September 30, 1998).

     The Company has granted Heller a security interest in the capital stock of GMTM and GMTG in addition to providing a Company guarantee and the personal guarantee of three officers of the Company. The Credit Facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. The Company is either in compliance with the terms of the Credit Facility or has received a waiver of compliance at September 30, 1998.

Acquisition of GMTL

     On November 19, 1997, the Company acquired all of the outstanding common stock of Cryopolymers Inc., (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of
(1) $744,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for a period of five years at prices ranging from $15.00 to $35.00 per share; and
(3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the warrants to purchase 260,000 shares of Common Stock.

Acquisition of United Waste Services

     On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as reported by NASDAQ) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc., which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (combined with GMTG) and Batesburg, South Carolina (renamed GMTSC) and collectively, the two operations process over 5 million tires annually.

Working Capital

     At September 30, 1998, the Company had cash of $161,215, a working capital deficit of $1,235,452, net capital of $5,279,717 and accumulated losses of $19,356,005.

     Based on the Company's operating plans, management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the purchase of equipment through lease financing arrangements and the remaining availability under of the Heller Credit Facility, and the Company's continued progress towards profitability will be sufficient to meet the Company's cash requirements through fiscal 1999. The Company expects that additional financing may be required after this time in order to fund continued growth. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Factors Affecting Future Results

     The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) Company's ability to realize all amounts due under the GMTL property insurance policy (including the remaining $950,000); (ii) the Company's ability to reach satisfactory settlement with the remaining creditors of GMTL and the Company's closed injection molding operation; (iii) the Company's ability to reestablish or relocate the operations of GMTL or gain access to sufficient supplies of crumb rubber necessary for its modified asphalt needs; (iv); the impact of the Company's ongoing merger and acquisition activities; (v) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vi) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in the production or purchase of crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

Recent Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income are components of comprehensive income.

     Under SFAS No. 130 all items of comprehensive income are reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet. Management adopted this new disclosure requirement in the four months ended September 30, 1998. There were no other items of comprehensive income during the years ended May 31, 1997 and 1998 and the four months ended September 30, 1997.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Key Employees

The Directors and executive officers of the Company are as follows:

                     Name              Age         Position
                     ----              ---         --------
     Maurice E. Needham ............    58   Chairman of the Board of Directors

     Joseph E. Levangie ............    53   Vice Chairman; Director

     Robert H. Davis ...............    56   Chief Executive Officer; President;
                                             Director

     Charles E. Coppa ..............    35   Acting Chief Financial Officer;
                                             Treasurer; Assistant Secretary

     Robert D. Maust ...............    60   Vice President of Operations;
                                             Director

     Lew F. Boyd ...................    53   Director

     Jagruti Oza ...................    38   Director

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

      JOSEPH E. LEVANGIE has been Vice Chairman of the Company since March 1998 and a Director of the Company since its inception. From June 1993 until March 1998 he served as Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Levangie is the founder and has been since its inception in 1981, the Chief Executive Officer of JEL & Associates, which specializes in corporate finance and business strategy and development. Mr. Levangie serves as a Director of Nexar, Inc., publicly traded company. On November 23, 1998, Mr. Levangie resigned as Vice Chairman and Director of the Company.

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

     JAGRUTI OZA has been a Director of the Company since March 12, 1998. Ms. Oza is Vice President - Strategy and Acquisitions for VNU Marketing Information Services, a subsidiary of VNU, a $3 billion international publishing and marketing information service company. Previously, Ms. Oza was Vice President - Corporate Planning for Public Service Enterprise Group ("PSEG") from March 1995 to March 1998, a holding company with $6 billion in annual revenues whose businesses include electric and gas utility, international power development and retail energy services. From 1991 to 1995, Ms. Oza held various managerial positions at PSEG including Regional Manager Fossil Generation, overseeing the operation of three power plants. Prior to joining PSEG, Ms. Oza was a management consultant with Bain and Company (from 1987 to 1990) providing strategic management services to multinational companies in the chemical, consumer products and retail service industries.

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

Item 10. Executive Compensation

     The following table summarizes the compensation paid or accrued by the Company for services rendered during the Transition Period and the Transition Period and for the fiscal years ended May 31, 1998 and 1997 indicated to the Company's Chief Executive Officer and its Vice President of Operations. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                    Long-Term
                                                  -------------------                  Compensation
                                                                             (1)        Securities
            Name and                                                    Other Annual    Underlying       All Other
        Principal Position       Fiscal Year     Salary       Bonus     Compensation    Options (3)   Compensation (2)
        ------------------       -----------     ------       -----     ------------    -----------   ----------------
Robert H. Davis ............        1998*      $ 61,539        $ --        $ 3,985             --        $    --
Chief Executive Officer             1998        188,000          --          7,740        415,000             --
                                    1997             --          --             --             --             --
Robert D. Maust ............        1998*      $ 38,464        $ --        $ 5,685             --        $    --
Vice President                      1998        125,000          --         11,940        140,000         19,000
                                    1997         57,089          --          3,600         30,000             --

----------
* Note: Information for the 1998* period reflects the period from June 1, 1998 through September 30, 1998.
(1) Represents payments made to or on behalf of Messrs. Davis and Maust for health insurance and auto allowances.
(2)   Represents payments made to Mr. Maust for relocation expenses.
(3) Represents options granted in July 1997 and March 1998 for Mr. Davis and options granted in December 1996 and March 1998 to Mr. Maust. Does not include 20,000 warrants to purchase shares of common stock granted to Mr. Davis pursuant to a stock purchase agreement and 6,400 warrants to purchase shares of common stock granted to Mr. Maust pursuant to the terms of loans made to the Company by Mr. Maust.

     The following table sets forth information concerning the value of unexercised options as of September 30, 1998 held by the executives named in the Summary Compensation Table above. No options were exercised by such executive officers during the Transition Period ended September 30, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                   Value of Unexercised
                                 Number of Unexercised             In-the-Money Options
                          Options at September 30, 1998(1)       at September 30, 1998(2)
                          --------------------------------      --------------------------
         Name                Exercisable  Unexercisable         Exercisable  Unexercisable
         ----                 -----------  -------------        -----------  -------------
Robert H. Davis .......          8,000      407,000                $   --       $   --
Robert D. Maust .......          6,000      164,000                $   --       $   --

----------
(1) There were no options exercised by any of the executive officers named in the Summary Compensation Table during the four months ended September 30, 1998. The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis and December 30, 1997 in the case of Mr. Maust at an annual rate of 20% of the underlying shares of Common Stock

(2) Assumes that the value of shares of Common Stock is equal to $.60 per share, which was the closing bid price of the Company's Common Stock as listed by NASDAQ on September 30, 1998.

Employment Agreements

     The Company has employment agreements with five officers which provide for base salaries, participation in employee benefit plans and severance payments for termination without cause.

Stock Option Plan

     The Company's 1993 Stock Option Plan, the "Plan", was established to provide incentive stock options to purchase shares of common stock to employees, officers, directors and consultants.

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

     As of September 30, 1998, there were 1,274,500 options granted and outstanding under the Plan of which 58,120 options were exercisable at prices ranging from $0.45 to $5.65.

Non-Employee Director Stock Option Plan

     On January 24, 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Director Stock Option Plan ("Director Plan") and the Company's stockholders' approved the Director Plan on June 7, 1996. The purpose of the Director Plan is to promote the interests of the Company by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees of the Company to serve as members of the Board of Directors. The Board of Director has reserved 60,000 shares of Common Stock for issuance and as of September 30, 1998, options to purchase 8,000 shares of Common Stock have been granted under the Director Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 1998: (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) by each director and officer of the Company (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and (iii) by all directors and officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 1998, there were issued and outstanding 6,910,247 shares of Common Stock.

                                                 Number of
                                                  Shares      Percentage
                                               Beneficially       of
Name (1)                                         Owned (2)      Class
--------                                         ---------      -----
Maurice E. Needham  (3)..................         969,880       16.42%
Joseph E. Levangie (4) ..................         477,893        8.09%
Robert D. Maust (5)......................         207,556        3.54%
Robert H. Davis (6)......................         139,111        2.36%
Charles E. Coppa (7).....................          59,000        1.01%
Lew F. Boyd (8)..........................          27,667          *
Jagruti Oza (9)..........................           4,000          *

All officers and directors as a group            1,885,107      31.30%
      (7 persons) .......................

----------
* Less than 1% of the outstanding Common Stock.
(1) Each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 48,040 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 59,556 shares of Common Stock and 10,000 shares of Common Stock issuable pursuant to immediately exercisable outstanding warrants owned by Mr. Needham's wife. Does not include 650,500 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(4) Includes 51,300 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 575,200 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(5) Includes 12,400 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 164,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(6) Includes 28,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 407,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

(7) Includes 9,000 shares of Common Stock issuable pursuant to immediately exercisable warrants. Does not include 130,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

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

     In March 1998, Messrs. Davis, Levangie, Coppa, and Boyd purchased an aggregate of 334,334 unregistered shares of Common Stock and were granted immediately exercisable, two-year warrants to purchase 74,000 shares of Common Stock pursuant to the terms of the March 1998 Private Offering (See Note 15 of the financial statements). The warrants are exercisable at $1.75 per share.

     In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of December 31, 1998, the Company sold 1,078,947 shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $365,000. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Loans; Personal Guarantees

     In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% per annum. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from this officer and another officer and repaid $345,000 in aggregate during January 1997 and May 1997.

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

     Three officers of the Company have personally guaranteed the $5.0 million asset-based credit facility that was provided by Heller Financial Inc. in February 1998.

     All transactions, including loans, between the Company and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits required by Item 601 of Regulation S-B have already been filed and are hereby incorporated by reference.

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

    *10.23    --  Letter Agreement dated March 10, 1995 amending the terms of the Stock Purchase Agreement by and among GreenMan
                  Technologies, Inc., DuraWear Corporation and Dhananjay G.
                  Wadekar.

    *10.24    --  Form of Non-Competition Agreement with Dhananjay G. Wadekar.

    *10.25    --  Agreement dated August 16, 1994 between GreenMan
                  Technologies, Inc. and Crumb Rubber Technology, Inc.

    *10.26    --  Exclusivity Agreement dated September 14, 1994 between
                  GreenMan Technologies, Inc. and Crumb Rubber Technology, Inc.

    *10.27    --  Agreement dated September 20, 1994 whereby MC Machinery
                  Systems, Inc. (Lessor) and MAC Funding Corporation (Assignee) surrendered default rights under certain capital equipment leases of the Company.

    *10.28    --  Form of Subscription Agreement executed by investors in connection with April 1995 Private Placement of Class A
                  Convertible Preferred Stock.

    *10.29    --  Form of Registration Rights Agreement executed by investors in connection with April 1995 Private Placement of Class A
                  Convertible Preferred Stock.

    *10.30    --  Promissory Note issued in April 1995 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

    *10.31    --  Promissory Notes issued by DuraWear Corp. to GreenMan
                  Technologies, Inc. in connection with certain loans by the Company to DuraWear Corporation.

    *10.32    --  Form of Stock Purchase Agreement between Salvatore Mazzeo,
                  Custodian for Mathew J. Mazzeo, UGMA, and Dhananjay G.
                  Wadekar.

   **10.33    --  Tire Material Put-or-Pay/Take-or-Pay Agreement dated December
                  14, 1995 between GreenMan Technologies, Inc. and BFI Tire
                  Recyclers of Georgia, Inc.

   **10.34    --  Facility Lease dated December 14, 1995 between GreenMan
                  Technologies, Inc. and BFI Tire Recyclers of Georgia, Inc.

   **10.35    --  Amended and Restated Term Note dated October 1, 1995 between
                  DuraWear Corporation and SouthTrust Bank of Alabama, National
                  Association.

   **10.36    --  Loan Modification and Consent Agreement dated October 1, 1995 between DuraWear Corporation and SouthTrust Bank of Alabama,
                  National Association.

   **10.37    --  Commercial Lease dated October 13, 1995 between GreenMan
                  Technologies, Inc. and Kimball Realty Trust.

   **10.38    --  Amendment to Agreement described in Exhibit 10.33.

   **10.39    --  Promissory Note issued in May 1996 by GreenMan Technologies,
                  Inc. to Maurice E. Needham.

   **10.40    --  Promissory Note issued in February 1996 by GreenMan
                  Technologies, Inc. to Palomar Medical Technologies, Inc.

   **10.41    --  Promissory Note issued in May 1996 by GreenMan Technologies,
                  Inc. to Palomar Medical Technologies, Inc.

 (1) 10.42    --  Promissory Note issued in June 1996 by GreenMan Technologies,
                  Inc. to Palomar Medical Technologies, Inc.

 (1) 10.43    --  Common Stock Purchase Warrant issued in June 1996  to Palomar
                  Medical Technologies, Inc.

 (1) 10.44    --  Form of Offshore Stock Subscription Agreement dated September
                  16, 1996 between GreenMan Technologies, Inc. and certain foreign investors.

 (2) 10.45    --  Promissory Note issued September 2,1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (2) 10.46    --  Promissory Note issued September 25, 1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (2) 10.47    --  Promissory Note issued October 25, 1996 by GreenMan
                  Technologies, Inc. to Joseph E. Levangie.

 (2) 10.48    --  Promissory Note issued November 27, 1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (4) 10.49    --  10% Secured Convertible Promissory Note, issued December 31,
                  1996, by GreenMan Technologies, Inc. to Palomar Medical
                  Technologies, Inc.

 (4) 10.50    --  Security Interest, dated December 31, 1996, issued by
                  GreenMan Technologies, Inc. to Palomar Medical Technologies,
                  Inc.

 (3) 10.51    --  Form of Subscription Agreement, dated January 1997, issued by
                  GreenMan Technologies, Inc. to various investors.

 (3) 10.52    --  Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

 (3) 10.53    --  Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

 (6) 10.54    --  Employment Agreement between the Company and Robert D. Maust.

 (5) 10.55    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

 (5) 10.56    --  Form of Registration Rights Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

 (5) 10.57    --  Form of Convertible Notes due October 1998.

 (5) 10.58    --  Form of Common Stock Purchase Warrant.

 (6) 10.59    --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note.

 (6) 10.60    --  Form of Securities Purchase Agreement between the Company and
                  Messrs. Needham and Levangie dated May 30, 1997.

 (6) 10.61    --  Form of Convertible Note due October 1998 issued by the
                  Company and Messrs. Needham and Levangie on May 30, 1997.

 (6) 10.62    --  Form of Warrant issued by the Company to Messrs. Needham and
                  Levangie on May 30, 1997

 (7) 10.63    --  Forebearance Agreement between the Comapny, GAC and BFI

 (8) 10.64    --  Act of sale of Common Stock of Cryopoymers, Inc. between
                  Messer Griesheim Inductries, Inc. and GreenMan Technologies,
                  Inc.

 (8) 10.65    --  Agreement of Settlement and Release between Messer Griesheim
                  Inductries, Inc. and GreenMan Technologies, Inc.

 (8) 10.66    --  Act of sale of Common Stock of Cryopoymers, Inc. between
                  Cryopolymers Leasing, Inc. and GreenMan Technologies, Inc.

 (8) 10.67    --  Act of sale of Common Stock of Cryopoymers, Inc. between
                  Cryopolymers Management Inc. and GreenMan Technologies, Inc.

 (8) 10.68    --  Equipment Lease between Cryopolymers Leasing, Inc. and
                  GreenMan Technologies, Inc.

 (8) 10.69    --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note

 (8) 10.70    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the December 1997
                  Offering of Convertible Notes due December 2000 and Warrants.

 (8) 10.71    --  Form of Registration Rights Agreement between the Company and various investors in connection with the December 1997
                  Offering of Convertible Notes due December 2000 and Warrants.

 (8) 10.72    --  Form of Convertible Notes due December 2000

 (8) 10.73    --  Form of Common Stock Purchase Warrant

 (9) 10.74    --  Loan and Security Agreement by and among GreenMan
                  Technologies of Minnesota, Inc.  ("GMTM"), GreenMan
                  Technologies of Georgia, Inc. ("GMTG") and Heller Financial
                  Inc. ("Heller").

 (9) 10.75    --  Promissory Note - Real Estate issued by GMTM and GMTG in favor of Heller

 (9) 10.76    --  Promissory Note - Equipment issued by GMTM and GMTG in favor of  Heller.

 (9) 10.77    --  Form of Stock Pledge and Security Agreement delivered by the
                  Company and GreenMan Acquisition Corp. to Heller.

 (9) 10.78    --  Form of Guaranty delivered by the Company and certain
                  officers of the Company in favor of Heller.

   ***11.1    --  Statement Regarding Computation of Earnings Per Share.

   ***23.1    --  Consent of Wolf & Company, P.C. dated January 13, 1999.

   ***27.1    --  Financial Data Schedule

----------
* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

** Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1995 or the Form 10-KSB for the Year Ended May 31, 1996 and incorporated herein by reference.

***   Filed as an Exhibit herein.

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

(7) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended August 31,1997, and incorporated herein by reference

(8) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference

(9) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1998 and incorporated herein by reference

                           GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of  May 31, 1998 and
September 30, 1998                                                          F-3

Consolidated Statements of Loss for the Years Ended May 31, 1997
and 1998 and for the Four Months Ended September 30, 1997 and 1998          F-4

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended May 31, 1997 and 1998 and for
the Four Months Ended September 30, 1998                                    F-5

Consolidated Statements of Cash Flows for the Years
Ended May 31, 1997 and 1998 and for the Four Months Ended
September 30, 1997 and 1998                                                 F-6

Notes to Consolidated Financial Statements                                  F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

     We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of May 31, 1998 and September 30,1998 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years ended May 31, 1997 and 1998 and the four months ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries at May 31, 1998 and September 30, 1998 and the results of their operations and cash flows for the years ended May 31, 1997 and 1998 and the four months ended September 30, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered reccuring losses, is in default on certain debt obligations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             WOLF & COMPANY, P.C.

Boston, Massachusetts
December 22, 1998, except for Note 5 as to which the date is January 6, 1999

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                       May 31,     September 30,
                                                                                        1998           1998
                                                                                    ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................  $    180,963   $    161,215
  Accounts receivable, trade, less allowance for doubtful accounts of $63,737 and
  $58,166 as of May 31, 1998 and September 30, 1998 ................................     1,475,064      1,685,885
  Inventory ........................................................................       328,578        229,037
  Insurance claim receivable .......................................................            --      2,120,284
  Other current assets .............................................................       392,119        740,859
                                                                                      ------------   ------------
        Total current assets .......................................................     2,376,724      4,937,280
                                                                                      ------------   ------------
Property, plant and equipment, net .................................................     9,874,079      9,126,573
                                                                                      ------------   ------------
Other assets:
  Equipment deposits ...............................................................       200,000             --
  Deferred financing costs .........................................................       441,465        306,304
  Deferred loan costs ..............................................................       286,218        250,436
  Goodwill, net ....................................................................       460,552      2,347,143
  Investment in joint venture ......................................................       400,000             --
  Other ............................................................................       468,504        439,023
                                                                                      ------------   ------------
                                                                                         2,256,739      3,342,906
                                                                                      ------------   ------------
                                                                                      $ 14,507,542   $ 17,406,759
                                                                                      ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current ...............................................  $         --   $    300,000
  Notes payable, related party .....................................................        24,371          4,956
  Notes payable, current portion ...................................................     1,053,676      1,678,399
  Accounts payable .................................................................     1,515,371      1,714,529
  Accrued expenses, other ..........................................................     1,717,599      1,932,789
  Obligations under capital leases, current ........................................       213,622        542,058
                                                                                      ------------   ------------
        Total current liabilities ..................................................     4,524,639      6,172,731
    Convertible notes payable ......................................................     1,359,567        839,740
    Notes payable,non-current portion ..............................................     3,062,283      3,546,207
    Obligations under capital leases ...............................................     2,424,825      1,568,364
                                                                                      ------------   ------------
        Total liabilities ..........................................................    11,371,314     12,127,042
                                                                                      ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, 320,000 shares of
  Class  B convertible issued and outstanding at September 30, 1998 ................            --      3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 5,858,019 and
  6,910,247 shares issued and outstanding at May 31, 1998 and September 30, 1998 ...        58,580         69,103
  Additional paid-in capital .......................................................    20,107,567     21,366,619
  Accumulated deficit ..............................................................   (17,029,919)   (19,356,005)
                                                                                      ------------   ------------
        Total stockholders' equity .................................................     3,136,228      5,279,717
                                                                                      ------------   ------------
                                                                                      $ 14,507,542   $ 17,406,759
                                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                         Consolidated Statements of Loss

                                                                                                              Four Months Ended
                                                                               Year Ended May 31,               September 30,
                                                                              1997           1998            1997           1998
                                                                          -----------    ------------    -----------    -----------
                                                                                                    (unaudited)
Net sales .............................................................   $ 2,084,220    $ 11,011,519    $ 3,081,945    $ 5,034,809
Cost of sales .........................................................     1,439,249       7,494,762      2,069,627      3,393,053
                                                                          -----------    ------------    -----------    -----------
Gross profit ..........................................................       644,971       3,516,757      1,012,318      1,641,756
                                                                          -----------    ------------    -----------    -----------
Operating expenses:
    Research and development ..........................................       319,726         675,252         97,176        150,132
    Selling, general and administrative ...............................     3,721,223       4,524,488      1,057,659      1,394,781
    Impairment loss ...................................................     1,000,000              --             --             --
                                                                          -----------    ------------    -----------    -----------
        Total operating expenses ......................................     5,040,949       5,199,740      1,154,835      1,544,913
                                                                          -----------    ------------    -----------    -----------
Operating (loss) profit ...............................................    (4,395,978)     (1,682,983)      (142,517)        96,842
                                                                          -----------    ------------    -----------    -----------
Other income (expense):
    Interest and financing costs ......................................    (2,015,971)     (2,886,366     (1,044,208)      (651,316)
    Other, net ........................................................        (5,436)          5,317          1,825       (821,613)
    Casualty loss .....................................................            --              --             --     (1,450,000)
    Forgiveness of indebtedness .......................................            --              --             --        500,000
                                                                          -----------    ------------    -----------    -----------
        Other (expense), net ..........................................    (2,021,407)     (2,881,049)    (1,042,383)    (2,422,929)
                                                                          -----------    ------------    -----------    -----------
Loss from continuing operations .......................................    (6,417,385)     (4,564,032)    (1,184,900)    (2,326,086)
                                                                          -----------    ------------    -----------    -----------
Discontinued operations:
    Loss from discontinued operations .................................      (589,094)       (660,954)      (244,115)            --
    Loss on disposal of discontinued operations .......................            --      (1,100,000)            --             --
                                                                          -----------    ------------    -----------    -----------
                                                                             (589,094)     (1,760,954)      (244,115)            --
                                                                          -----------    ------------    -----------    -----------
Net loss ..............................................................   $(7,006,479)   $ (6,324,986)   $(1,429,015)   $(2,326,086)
                                                                          ===========    ============    ===========    ===========

Loss from continuing operations per share - basic .....................   $     (5.72)   $      (1.76)   $     (0.67)   $     (0.37)

Loss from discontinued operations per share - basic ...................         (0.52)          (0.26)         (0.14)            --

Loss on disposal of discontinued operations - basic ...................            --           (0.42)            --             --
                                                                          -----------    ------------    -----------    -----------

Net loss per share - basic ............................................   $     (6.24)   $      (2.44)   $     (0.81)     $ (0 .37)
                                                                          ===========    ============    ===========    ===========

Weighted average shares outstanding ...................................     1,122,788       2,596,776      1,774,631      6,247,793
                                                                          ===========    ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
 Years Ended May 31, 1997 and 1998 and the Four Months Ended September 30, 1998

                                                     Preferred Stock       Common Stock      Additional
                                                   -------------------  ------------------    Paid-in    Accumulated
                                                    Shares    Amount      Shares    Amount    Capital       Deficit        Total
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance May 31, 1996 ............................       --  $       --  1,015,216  $10,152  $ 7,224,128  $ (3,698,454)  $ 3,535,826
Compensation expense related to
  warrants issued to non-employees
  under SFAS No. 123 ............................       --          --         --       --      646,203            --       646,203
Sale of common stock ............................       --          --    109,000    1,090      705,370       706,460
Shares issued on exercise of stock
  options .......................................       --          --        480        5          331            --           336
Compensation expense related to
  warrants issued in January 1997
  convertible debt offering under
  SFAS No. 123 ..................................       --          --         --       --      770,000            --       770,000
Fair value of conversion discount on
  convertible notes payable issued
  in January 1997 ...............................       --          --         --       --      654,000            --       654,000
Shares issued on conversion of notes
  payable .......................................       --          --    249,963    2,500      821,519            --       824,019
Compensation expense related to
  warrants issued in April 1997
  convertible debt offering under
  SFAS No. 123 ..................................       --          --         --       --       64,600            --        64,600
Fair value of conversion discount on
  convertible notes payable issued
  in April 1997 .................................       --          --         --       --      643,000            --       643,000
Compensation expense related to
  warrants issued in May 1997 to
  investors under SFAS No. 123 ..................       --          --         --       --       11,500            --        11,500
Fair value of conversion discount on
  convertible notes payable issued
  in May 1997 ...................................       --          --         --       --      274,000            --       274,000
Net loss for year ended May 31, 1997 ............       --          --         --       --           --    (7,006,479)   (7,006,479)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, May 31, 1997 ...........................       --          --  1,374,659   13,747   11,814,651   (10,704,933)    1,123,465
Shares issued upon conversion of
  notes payable and accrued interest ............       --          --  2,998,101   29,981    4,967,060            --     4,997,041
Fair value of warrants issued in
  June and July 1997 convertible
  debt offering under SFAS No. 123 ..............       --          --         --       --        7,800            --         7,800
Fair value of conversion discount on
  convertible notes payable issued
  in June and July 1997 .........................       --          --         --       --      166,000            --       166,000
Shares issued on exercise of stock
  warrants ......................................       --          --     36,000      360      224,640            --       225,000
Shares issued for purchase of GMTL ..............       --          --    153,402    1,534      742,466            --       744,000
Fair value of warrants issued for
  the purchase of GMTL under SFAS
  No. 123 .......................................       --          --         --       --       31,000            --        31,000
Fair value of warrants issued in
  December 1997 convertible debt
  offering under SFAS No. 123 ...................       --          --         --       --       32,000            --        32,000
Fair value of conversion discount on
  convertible notes payable issued
  in December 1997 ..............................       --          --         --       --      533,000            --       533,000
Shares issued pursuant to capital
  lease agreement ...............................       --          --     33,333      333       99,667            --       100,000
Sale of common stock ............................       --          --  1,257,734   12,577    1,487,423            --     1,500,000
Shares issued on exercise of stock options ......       --          --      4,790       48        1,860            --         1,908
Net loss for year ended May 31, 1998 ............       --          --         --       --           --    (6,324,986)   (6,324,986)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, May 31, 1998 ...........................       --          --  5,858,019   58,580   20,107,567   (17,029,919)    3,136,228
Shares issued on conversion of notes
  payable and accrued interest ..................       --          --  1,022,228   10,223    1,010,432            --     1,020,655
Fair value of warrants issued in June
  and August 1998 convertible debt
    offering under SFAS No. 123 .................       --          --         --       --       54,000            --        54,000
Fair value of conversion discount on
  convertible notes payable issued
  in June and August 1998 .......................       --          --         --       --      150,000            --       150,000
Fair value of conversion discount on
  accrued interest associated with
  convertible notes payable .....................       --          --         --       --       14,920            --        14,920
Shares issued for services ......................       --          --     30,000      300       29,700            --        30,000
Shares issued for purchase of United
  Waste Services, Inc. ..........................  320,000   3,200,000         --       --           --            --     3,200,000
Net loss for the four months ended
  September 30, 1998 ............................       --          --         --       --           --    (2,326,086)   (2,326,086)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, September 30, 1998 .....................  320,000  $3,200,000  6,910,247  $69,103  $21,366,619  $(19,356,005)  $ 5,279,717
                                                   =======  ==========  =========  =======  ===========  ============   ===========

          See accompanying notes to consolidated financial statements.

                          GreenMan Technologies, Inc.
                     Consolidated Statements of Cash Flows

                                                                        Year Ended May 31,           Four Months Ended September 30,
                                                                      1997              1998             1997             1998
                                                                  -----------       -----------      -----------       -----------
                                                                                                     (unaudited)
Cash flows from operating activities:
    Net loss ...............................................      $(7,006,479)      $(6,324,986)     $(1,429,015)      $(2,326,086)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
    Impairment loss ........................................        1,000,000                --               --                --
    Amortization of deferred financing costs ...............        1,685,201         1,746,234          688,380           468,470
    Write-off of notes receivable, joint venture and
    deposits ...............................................          150,000                --               --           735,000
    Depreciation and amortization ..........................          555,300         1,313,454          335,077           520,580
    Common stock, warrants and options issued for
    services ...............................................          646,203                --               --            30,000
    Loss on disposal of discontinued operations ............               --         1,100,000               --                --
    Write-down of equipment due to fire ....................               --                --               --         3,078,668
    Forgiveness of indebtedness ............................               --                --               --          (500,000)
    (Increase) decrease in assets:
        Accounts receivable ................................           54,611           486,914          159,695          (210,821)
        Inventory ..........................................          (28,409)          269,901          (49,479)           99,541
        Insurance claim receivable .........................               --                --               --        (2,120,284)
        Loan receivable, related party .....................          500,000                --               --                --
        Other current assets ...............................           38,452           172,279          (10,989)         (348,740)
    Increase (decrease) in liabilities:
        Accounts payable ...................................           96,861           202,468          520,776           199,158
        Accrued expenses ...................................          590,364           553,661          296,110           266,018
                                                                  -----------       -----------      -----------       -----------
           Net cash provided by (used for) operating
           activities ......................................       (1,717,896)         (480,075)        (510,555)         (108,496)
                                                                  -----------       -----------      -----------       -----------
Cash flows from investing activities:
    Acquisition deposit ....................................         (650,000)               --               --                --
    Purchase of property and equipment .....................         (637,944)       (1,146,177)        (389,248)         (385,001)
    Proceeds on disposal of property and equipment .........               --           810,000               --                --
    Refund of equipment deposits ...........................               --           100,000          100,000            15,000
    Cash acquired upon purchase of GMTL ....................               --           172,064               --                --
    Deferred loan costs ....................................               --          (322,000)        (173,800)               --
    Decrease (increase) in other assets ....................           14,425          (246,547)         (76,535)         (123,851)
                                                                  -----------       -----------      -----------       -----------
         Net cash used for investing activities ............       (1,273,519)         (632,660)        (539,583)         (493,852)
                                                                  -----------       -----------      -----------       -----------
Cash flows from financing activities:
    Net proceeds from convertible note payable .............        2,557,019         1,350,000               --           371,393
    Proceeds from notes payable ............................           46,550         3,511,379               --            70,680
    Repayment of notes payable .............................         (149,259)       (4,989,869)         (33,597)         (249,541)
    Net advances under line of credit ......................               --           279,309               --           437,508
    Proceeds from notes payable - related parties ..........          860,000           386,000          386,000                --
    Repayment of notes payable - related parties ...........         (893,950)          (58,829)         (15,282)          (19,415)
    Principal payments on obligations under
    capital leases .........................................         (184,720)       (1,015,393)        (120,353)          (28,025)
    Net proceeds on exercise of common stock
    options and warrants ...................................              336           226,908               --                --
    Net proceeds on the sale of common stock ...............          706,460         1,500,000               --                --
                                                                  -----------       -----------      -----------       -----------
         Net cash provided by financing activities .........        2,942,436         1,189,505          441,120           582,601
                                                                  -----------       -----------      -----------       -----------
Net (decrease) increase in cash ............................          (48,979)           76,770          412,992           (19,748)
                                                                  -----------       -----------      -----------       -----------
Cash and cash equivalents at beginning of period ...........          153,172           104,193          104,193           180,963
                                                                  -----------       -----------      -----------       -----------
Cash and cash equivalents at end of period .................      $   104,193       $   180,963      $   516,285       $   161,215
                                                                  ===========       ===========      ===========       ===========

                                   (Continued)
          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Concluded)

                                                                        Year Ended May 31,           Four Months Ended September 30,
                                                                      1997              1998             1997             1998
                                                                  -----------       -----------      -----------       -----------
                                                                                                     (unaudited)
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .....     $  993,062        $2,771,876       $       --        $       --
  Convertible note payable issued in settlement of capital
  lease .....................................................             --                --               --           300,000
  Common stock issued upon conversion of notes payable and
  accrued interest ..........................................        825,000         4,997,041          700,000         1,020,655
  Common stock issued pursuant to capital lease agreement ...             --           100,000               --                --
  Value of conversion discounts and warrants issued in
  connection with convertible notes payable .................      2,417,100           738,800          173,800           204,000
  Interest paid .............................................        232,987           672,996           55,200           186,240

Supplemental Schedule of Noncash Investing and Financing Activities

On June 30, 1997, the Company purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

Fair value of assets acquired                                       $5,472,910
Fair value of liabilities assumed                                      141,394
                                                                    ----------
Fair value of net assets acquired                                    5,331,516
Acquisition deposit                                                   (650,000)
                                                                    ----------
Note payable issued                                                 $4,681,516
                                                                    ==========

On November 19, 1997, Company purchased all of the capital stock of Cryopolymers, Inc. as follows:

Fair value of assets acquired                                       $1,016,597
Fair value of liabilities assumed                                      341,597
                                                                    ----------
Fair value of net assets acquired                                      675,000
Common stock issued                                                   (744,000)
Value ascribed to warrants issued under SFAS No. 123                   (31,000)
                                                                    ----------
Excess of cost over fair value of net assets                        $  100,000
                                                                    ==========

On September 4, 1998, Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. as follows:

Fair value of assets acquired                                      $ 2,335,000
Fair value of liabilities assumed                                      300,000
                                                                   -----------
Fair value of net assets acquired                                    2,035,000
Preferred stock issued                                              (3,200,000)
Cash                                                                  (850,000)
                                                                   -----------
Excess of cost over fair value of net assets                       $ 2,015,000
                                                                   ===========

      During the year ended May 31, 1998, $100,00 of equipment deposits was reclassified to property, plant and equipment and $400,000 was reclassified to investment in joint venture.

      In connection with the discontinued operations, the Company transferred equipment with a net book value of $477,000 and related capital lease obligations of $777,000 to accounts payable at May 31, 1998.

      See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1.    Summary of Significant Accounting Policies

Business

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") operates two business segments, the recycling operations located in Jackson and Lawrenceville, Georgia; Savage, Minnesota; Batesburg, South Carolina; and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL ceased processing operations in August 1998 due to a fire and was completely closed in December 1998.

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina. The Lawrenceville operation was assumed by GMTG. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC").

      The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

Basis of Presentation

      The consolidated financial statements include the results of the Company and DuraWear for all periods presented and the results of GMTM and GMTG since July 1, 1997, GMTL since November 19, 1997 and GMTSC since September 4, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998 and as a result, the consolidated financial statements of the Company were restated to reflect the operating results of the facility as a separate line item for all periods presented.

Change in Fiscal Year

      On June 24,1998, the Board of Directors of the Company adopted a change of its fiscal year-end from May 31 of each year to September 30.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1.    Summary of Significant Accounting Policies - (Continued)

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets and the value of equity instruments issued. The amount that the Company may ultimately realize from joint ventures and notes receivable could differ materially from the value of these investments recorded in the accompanying financial statements as of September 30, 1998.

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

Deferred Loan Costs

      Deferred loan costs represent costs incurred in connection with securing financing for the GMTM, GMTG and United acquisitions. The amount is amortized to expense over the life of the notes payable.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1.    Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue to apply the accounting in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted after May 31, 1995. (See Note 15)

Net Loss Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, (determined using the treasury stock method) and convertible debt. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For all periods presented, options, warrants and convertible debt were anti-dilutive and excluded from the net loss per share computation.

New Accounting Pronouncements

      SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income are components of comprehensive income.

      Under SFAS No. 130 all items of comprehensive income are reported in a "financial statement" that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Management adopted this new disclosure requirement for the four months ended September 30, 1998. There were no other items of comprehensive income during the years ended May 31, 1997 and 1998 and the four months ended September 30, 1998.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1.    Summary of Significant Accounting Policies - (Continued)

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also requires companies to report information about the way that operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the Company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period.

2.    Acquisition of Subsidiaries

      On June 30, 1997, the Company acquired, as wholly owned subsidiaries, all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. ("BTM") and BFI Tire Recyclers of Georgia, Inc. ("BTG"), both of which were wholly-owned subsidiaries of Browning-Ferris Industries, Inc. and are in the scrap tire collection and processing business. BTM and BTG were renamed GreenMan Technologies of Minnesota, Inc. ("GMTM") and GreenMan Technologies of Georgia, Inc. ("GMTG"), respectively. The Company agreed to pay $5,331,516 for all of the outstanding capital stock of GMTM and GMTG of which $650,000 was paid as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from BFI. The note was originally due and payable on September 30, 1997. In return for payments in November and December 1997 the Company obtained an extension of that due date until February 1998. In February 1998, the Company secured a $5.0 million asset-based credit facility and used approximately $3,900,000 to repay the balance due on the note plus interest. (See Note 11) The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GMTM and GMTG are included in the consolidated financial statements since the date of acquisition.

      On November 19, 1997, the Company acquired as a wholly owned subsidiary all of the outstanding common stock of Cryopolymers Inc., (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) $744,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for a period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the 260,000 warrants. The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since November 19, 1997. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000. In August 1998, GMTL's facility was severely damaged by a fire which necessitated the closure of the operation. As a result, the remaining goodwill balance was expensed.

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the lower of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc. which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

2.    Acquisition of Subsidiaries - (Continued)

as an operating division of GMTG) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC") .The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

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

                                              Years Ended May 31       Four Months Ended September 30,
                                             1997            1998            1997            1998
                                        -------------   -------------   -------------   -------------
Revenue                                 $ 16,366,122    $ 16,927,241    $  5,534,037    $  6,784,777
Net (Loss) From Continuing Operations     (7,021,351)     (4,156,586)       (115,063)        358,467
Net Loss                                  (7,610,445)     (5,917,540)     (1,401,561)     (2,064,462)
Net Loss per Weighted Average Share            (6.78)          (2.28)          (0.79)          (0.33)

      The Company also recorded $498,000 of goodwill associated with the October 1995 acquisition of DuraWear. Goodwill recorded in connection with the acquisition of subsidiaries is being amortized over 10 years on a straight line basis. Amortization expense for the years ended May 31, 1997 and 1998 was $49,848 and $54,846, respectively. Amortization expense for the periods ended September 30, 1997 and 1998 was $16,616 and $128,409, respectively.

3.    Discontinued Operations

      In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services. During the years ended May 31, 1997 and 1998, the Facility's revenues totaled $1,936,450 and $1,126,627 respectively. During the four months ended September 30, 1997, the Facility's revenues totaled $713,174.

      Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded an estimated loss on disposal of the Facility of $1,100,000 and wrote down the Facility's net assets to their estimated fair market value. The consolidated financial statements of the Company were restated to reflect the net operating results of the Facility as a separate line item for all periods presented. The Company reported a loss from discontinued operations for the years ended May 31, 1997 and 1998 and the period ended September 30, 1997 of $589,094, $660,954 and $244,115 respectively. In July 1998, the Company disposed of the remaining assets and converted $300,000 of the capital lease obligation (see Note 13) into a $300,000, 10% convertible note payable. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option, at $1.38 per share. During the period ended September 30, 1998, the Company did not make any payments on the convertible note payable and is currently in default. The Company has classified the note as a current liability. At May 31, 1998 and September 30, 1998, the Company has approximately $598,000 and $246,000, respectively of the facility's net obligations remaining which are included in accrued expenses. The Company is currently negotiating payment terms with the remaining creditors.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

4.    Need for Additional Capital

      The Company has incurred losses since its inception aggregating $19,356,005, and has a working capital deficiency of $1,235,451 at September 30, 1998 and is in default on certain debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable status or raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long term debt and achieving profitability. Management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

5.    Insurance Claim Receivable on Casualty Loss

      In August 1998, GMTL's facility was damaged by a fire which necessitated the closure of the operation. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its own or through alliances with existing crumb rubber producers and/or crumb rubber users.

      Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company's has invested $3,000,000 (replacement policy limit) on alternative equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this is the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company and replaces the damaged property. As a result of the closure of GMTL, management has written down all GMTL assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000.

      The Company also recorded an insurance receivable of $70,284 at September 30, 1998 associated with its business interruption policy. Subsequent to September 30, 1998, the Company received $500,000 of advance payments from the insurance company against the total insured loss.

      The Company renegotiated GMTL's cryogenic equipment capital lease obligation whereby the lessor has agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payment from the insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest and principal starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30, 1998.

6.    Inventory

Inventory consists of the following at:

                                           May 31,1998       September 30,1998
                                         ---------------   ---------------------
Raw materials .......................        $ 29,000            $  8,517
Work in process .....................          12,805              19,552
Finished goods ......................         286,773             200,968
                                             --------            --------
                                             $328,578            $229,037
                                             ========            ========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

7.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                         May 31,      September 30,   Estimated
                                          1998            1998      Useful Lives
                                      ------------    ------------    ----------
Land ..............................   $    879,162    $    879,162
Buildings .........................      2,490,980       2,561,924    5-25 years
Machinery and equipment ...........      5,552,609       4,007,240    3-20 years
Furniture and fixtures ............         79,184          91,564     3-7 years
Motor vehicles ....................      1,779,541       2,699,498    3-10 years
Leasehold improvements ............         52,626              --       5 years
                                      ------------    ------------
                                        10,834,102      10,239,388
Less accumulated depreciation
  and amortization                        (960,023)     (1,112,815)
                                      ------------    ------------
Property, plant and equipment,net     $  9,874,079    $  9,126,573
                                      ============    ============

      Depreciation and amortization expense for the years ended May 31, 1997 and 1998 was $380,454 and $1,057,273 respectively. Depreciation and amortization expense for the periods ended September 30, 1997 and 1998 was $276,240 and $388,839 respectively.

8.    Other Assets

Other assets consists of the following:
                                                         May 31,   September 30,
                                                          1998         1998
                                                       ----------  -------------
Licensing fee, net .................................   $   81,671   $   78,339
Note receivable and accrued interest ...............      107,787      110,735
Joint venture deposit ..............................      150,000           --
Deposits and miscellaneous .........................      129,046      249,949
                                                       ----------   ----------
                                                       $  468,504   $  439,023
                                                       ==========   ==========

      In conjunction with the 1995 acquisition of DuraWear, the Company entered into a three year non-competition agreement with the former sole shareholder of DuraWear valued at $350,000. This agreement was fully amortized at May 31,1998. Amortization expense for the years ended May 31, 1997 and 1998 were $116,667 and $155,557, respectively. Amortization expense for the period ended September 30, 1997 was $38,889.

      In April 1996, the Company paid a one-time $100,000 license fee for a perpetual license agreement with a privately-held R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. In connection with this license the Company may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The Company is amortizing the license fee over an estimated ten year useful life of the technology. Amortization expense for the years ended May 31, 1997 and 1998 was $8,333 and $9,996, respectively. Amortization expense for both the periods ended September 30, 1997 and 1998 was $3,332.

      In January 1998, the Company advanced $104,100 to an officer of the Company under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of the Company's common stock owned by the officer.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

8.    Other Assets - (Continued)

      In April 1998, the Company paid a $150,000 deposit towards the formation of a joint venture intended to address the process of extracting high value chemical commodities from scrap tires. As a result of the inability of the Company's joint venture partner to secure the necessary project financing and the limited operating history of the joint venture partner, management has determined the deposit to be uncollectible. This amount is included in other expenses for the period ended September 30, 1998.

      In August 1998, the Company entered into a license agreement with a privately-held R&D company under which it acquired the exclusive rights and license to use a series of four proprietary crumb rubber modification technologies (the "technologies") to be developed for use in the asphalt industry. In connection with this license the Company is required to pay $150,000 over a twelve month period and issue 78,829 immediately exercisable two year warrants to purchase shares of common stock of the company at $1.11 per share as each of the four technologies are conveyed to the Company. The Company is required to pay a royalty fee on the sale of crumb rubber incorporating the licensed technologies when the processes are commercialized.

9.    Investment in Joint Venture

      During the year ended May 31, 1996, the Company purchased a cryogenic recycling line for $1,500,000 and placed an additional $300,000 deposit towards the purchase of an additional cryogenic recycling equipment line. In 1997, the Company evaluated the production capacity of the line and decided to redeploy the equipment in a joint venture with Crumb Rubber Technologies, Inc. ("CRT"). As a result of the Company's decision to refocus its resources, the risks associated with a startup venture, and the Company's minority interest in the joint venture, the Company decided to write-down the carrying value of the equipment to the equipment's estimated liquidation value at May 31, 1997. Accordingly, the Company recorded a $1,000,000 impairment loss in fiscal 1997 against the Company's investment in the cryogenic recycling equipment pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

      The Company's joint venture with CRT will attempt to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. The joint venture addresses existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. The Company contributed the cryogenic crumb rubber equipment that was valued at $400,000 after recording the impairment loss, into the venture as its capital contribution while CRT contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. As a result of the joint venture's inability to generate significant revenues since inception, the Company's minority ownership position in the joint venture and management's belief that it is unlikely to generate any significant revenue from the joint venture, management has decided to write-off its $400,000 investment in the joint venture at September 30, 1998. This amount is also included in other expenses for the period ended September 30, 1998.

      Pursuant to the terms of the joint venture agreement, CRT agreed to return $300,000 of equipment deposits previously made by the Company by March 1998. CRT repaid $115,000 as of September 30, 1998. Management has deemed the remaining $185,000 of equipment deposits to be uncollectible due to CRT's inability to maintain the agreed upon payment schedule and the un-collateralized nature of the deposits. This amount is also included in other expenses for the period ended September 30, 1998.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

10.   Convertible Notes Payable

January 1997 Debentures

      In January 1997, the Company concluded a $1,525,000 offering of 7% convertible subordinated debentures ("Debentures") and immediately exercisable, one year warrants to purchase 152,500 shares of common stock (the "January Offering") at an exercise price of $6.25 per share. The Debentures are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the closing bid price on the date of the January Offering closing or 70% of the closing bid price on the date prior to the conversion of such Debentures. The net proceeds from the January Offering were approximately $1,310,000 after deducting commissions and expenses of approximately $214,000. The Company has recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 152,500 shares. The Company has recorded a deferred charge of approximately $654,000 associated with the 30% discount from market to be realized upon conversion of the Debentures. The Company also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 210,000 shares of common stock to the placement agents in accordance with SFAS No. 123. These warrants are immediately exercisable at prices ranging from $.25 to $6.25 per share with 120,000 warrants expiring in December 1999 and 90,000 expiring in January 1998. The deferred charges are being amortized to expense over the estimated life of the Debentures. Amortization and interest expense on the Debentures for the year ended May 31, 1997 and 1998 was $1,396,953 and $271,484, respectively. Amortization and interest expense on the Debentures for the period ended September 30, 1997 was $271,484.

      As of May 31, 1998, all Debentures had been converted into 502,181 shares of the Company's common stock and all deferred charges had been amortized to expense. Investors from the January Offering exercised 36,000 warrants during the year ended May 31, 1998 resulting in net proceeds to the Company of $225,000.

April 1997 Notes

      In April 1997, the Company concluded a $1,500,000 offering of convertible notes (the "Notes"), due eighteen months after closing and warrants to purchase 60,000 shares of common stock at exercise prices ranging from $4.85 to $5.25 (the "April Offering"). The Notes are convertible after a sixty day holding period into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the April Offering closing or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of the Notes. The note holders receive 800 shares of the Company's common stock in lieu of interest for each $100,000 invested. The net proceeds from the April Offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. The Company also issued immediately exercisable two year warrants to purchase 30,968 shares of common stock at an exercise price of $4.85 per share to the placement agents. The Company has recorded a deferred charge of approximately $643,000 associated with the 30% discount from market to be realized upon conversion. The Company also recorded non-cash deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 90,968 shares of common stock to the investors and placement agents in accordance with SFAS No.
123. These deferred charges are being amortized to expense over the estimated life of the Notes. Amortization expense and interest expense on the Notes for the year ended May 31, 1997 and May 31, 1998 was $323,742 and $696,633.
Amortization and interest expense on the Debentures for the period ended September 30, 1997 was $298,560. During the year ended May 31, 1998, all Notes were converted into 1,089,449 shares of common stock including 49,813 shares associated with accrued interest and all deferred charges had been amortized to expense.

      Pursuant to the terms of the Notes, the Company filed a Registration Statement on Form S-3 in May 1997 to register the shares of common stock issuable upon conversion of the Notes, payment of interest and upon exercise of the warrants to purchase 90,968 shares of common stock. Commencing July 1997, the Company was required to pay the investors 2.5% of their principal investment per month as a penalty for each month or portion thereof prior to the date the Form S-3 was declared effective. The Form S-3 was declared effective by the Securities and Exchange Commission on November 12, 1997. At May 31, 1998, the Company has recorded $162,500 of additional financing costs pursuant to these terms for the year ended May 31, 1998 and $112,500 for the period ended September 30, 1997.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

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

      The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company used $750,000 of the proceeds to paydown the outstanding loan payable to BFI for the purchase of GMTM and GMTG. The Company recorded a deferred charge of approximately $533,000 associated with the 25% discount from market to be realized upon conversion of the Debentures. The Company also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123.

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. During the year ended May 31, 1998, $240,433 of the Initial Debentures and $7,127 of accrued interest were converted into 98,984 shares of common stock. During the period ended September 30, 1998, $969,827 of the Initial Debentures and $50,828 of accrued interest have been converted into 1,022,228 shares of common stock. During the period of October to December 1998, the remaining $389,740 of Initial Debentures and $28,457 of accrued interest have been converted into 1,395,358 shares of common stock.

      The Company issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. The Company recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123.

      The deferred charges are being amortized over the estimated life of the Initial and Additional Debentures. Amortization and interest expense for the year ended May 31, 1998 was $478,235. Amortization and interest expense for the period ending September 30, 1998 was $462,921

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

11.   Notes Payable

      On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of : (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% and a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, with interest at prime plus 1.75% and a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5%.

      The Company has granted Heller a security interest in the capital stock of GMTM and GMTG in addition to providing a Company guarantee and the personal guarantee of three officers of the Company. The Credit Facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. The Company is either in compliance with the terms of the Credit Facility or has received a waiver of compliance at September 30, 1998.

      The Company used the proceeds from the Credit Facility, to repay the balance of $3,906,071, including interest, due under the short-term note payable to BFI for the purchase of GMTM and GMTG (See Note 2). The Company also incurred approximately $322,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes. Amortization expense for both the year ended May 31, 1998 and the period ended September 30, 1998 was $35,782 and $35,782.

      On September 4, 1998, Heller provided GMTG an additional $850,000 term note secured by the machinery and equipment of GMTG and payable in monthly principal installments of $14,667, with interest at prime plus 1.75% and a balloon payment of $439,324 due in February 2001. GMTG used the proceeds for the United acquisition. In connection with the loan, Heller reduced the working capital line of credit from $1,700,000 to $1,079,000.

Notes payable consists of the following at:                                              May 31,     September 30,
                                                                                          1998           1998
                                                                                       -----------   -------------
Term note payable to a bank, secured by a mortgage on real estate and a lien on substantially all other assets of DuraWear, guaranteed by the Company, due in monthly installments of $5,098 including interest at prime plus 1% (9.5% at
  May 31, 1998 and September 30,1998)  and a final installment of the remaining
  unpaid principal balance due July 2000 ...........................................   $   432,300    $   425,885

Term note payable, secured by all real estate of GMTM and GMTG, guaranteed by the Company and three officers, due in monthly installments of $23,333 including interest at prime plus 1.75% (10.25% at May 31, 1998 and September
  30, 1998) and a final installment of the remaining unpaid principal balance
  due February 2001 ................................................................     1,330,000      1,236,667

Term note payable, secured by all machinery and equipment of GMTM and GMTG, guaranteed by the Company and three officers, due in monthly installments of
  $31,667 including interest at prime plus 1.75% (10.25% at May 31, 1998 and
  September 30, 1998) and a final installment of the remaining unpaid principal
  balance due February 2001 ........................................................     1,805,000      1,678,334

Term note payable, secured by all machinery and equipment of GMTM and GMTG, guaranteed by the Company and three officers, due in monthly installments of
  $14,667 including interest at prime plus 1.75% (10.25% at September 30, 1998)
  and a final installment of the remaining unpaid principal balance due
  February 2001 ....................................................................            --        850,000

Line of credit, secured by eligible accounts receivable of GMTM and GMTG, guaranteed by the Company and three officers, and bearing interest at prime
  plus 1.5% (10% at May 31, 1998 and September 30, 1998) ...........................       279,309        716,817

Other term notes payable and assessments, secured by equipment and requiring
  monthly installments .............................................................       269,350        316,903
                                                                                       -----------    -----------
                                                                                         4,115,959      5,224,606
Less current portion ...............................................................    (1,053,676)    (1,678,399)
                                                                                       -----------    -----------
  Notes payable, non-current portion ...............................................   $ 3,062,283    $ 3,546,207
                                                                                       ===========    ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

11.   Notes Payable

      The following is a summary of maturities of notes payable at September 30, 1998:

            Years Ending
            September 30,
            -------------
            1999 ...................................... $ 1,678,399
            2000 ......................................     927,900
            2001 ......................................   2,553,723
            2002 ......................................      42,072
            2003.......................................      22,512
                                                        -----------
                                                        $ 5,224,606
                                                        ===========

      Interest expense for the years ended May 31, 1997 and 1998 was $ 56,195 and $478,497. Interest expense for the periods ended September 30, 1997 and 1998 was $137,803 and $158,963, respectively.

12.   Related Party Debt Agreements

Convertible Notes Payable, Related Parties

      On December 30, 1996, the Company renegotiated the remaining principal balance of $1,200,000 due to Palomar Medical Technologies, Inc. ("Palomar") a company that was related to a director of the company, under 10% notes payable. The outstanding principal balance was converted into a 10% secured convertible note payable (the "Note"), due July 1, 1997 and convertible into the Company's common stock, at the holder's option, at a conversion price of $5.00 per share. The Note was secured by an interest in the Company's cryogenic tire recycling equipment. The Company also reduced the exercise price of the 60,000 warrants granted in connection with this borrowing to $5.65 per share. The Company recorded a non cash expense of $36,000 in connection with the reduction in the exercise price in accordance with SFAS No. 123. Interest expense for the years ended May 31, 1997 and 1998 amounted to $135,890 and $115,658, respectively. Interest expense for the period ended September 30, 1997 amounted to $55,234.

      As of May 31, 1998, Palomar had converted its entire $1,200,000 note payable and $165,741 of accrued interest into 297,257 shares of common stock pursuant to the terms of the convertible note payable. A portion of the conversion included a one time 15% reduction in the conversion price as an inducement to convert the balance due under the note.

Convertible Notes Payable, Officers

      In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bore interest at prime plus 1.5% per annum. From September 1996 to May 1997 the Company borrowed an additional $624,300 from this officer and another officer of the Company. During January 1997 and May 1997 the Company repaid $345,000 to these officers.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

12.   Related Party Debt Agreements - (Continued)

      During June and July 1997, the Company borrowed an additional $386,000 from four officers of the Company under similar terms to the May 30, 1997 convertible notes and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The Company recognized a deferred charge of approximately $166,000 associated with the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to purchase 15,440 shares of common stock to the officers in accordance with SFAS No. 123. In March 1998, the four officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock. Interest expense for the years ended May 31, 1997 and 1998 was $54,304 and $76,045, respectively. Interest expense for the period ended September 30, 1997 was $31,129. Amortization of deferred financing costs for the year ended May 31, 1998 was $459,300. Amortization of deferred financing costs for the period ended September 30, 1997 was $137,160.

Notes Payable, Related Party

      Pursuant to the terms of the DuraWear stock purchase agreement, the Company assumed a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of the Company. The note is to be repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1998), adjusted annually.

      At May 31, 1998 and September 30, 1998, the note had a balance of $24,371 and $4,956, respectively. The note was paid off in October 1998. Interest expense for the years ended May 31, 1997 and 1998 was $11,012 and $5,435. Interest expense for the periods ended September 30, 1997 and 1998 was $2,412 and $571.

13.   Capital Leases

      The Company leases machinery and equipment with a cost of $2,831,477 and $59,601 under capital lease agreements at May 31, 1998 and September 30, 1998, respectively. Accumulated amortization amounted to $128,163 and $31,433, at May 31, 1998 and September 30, 1998, respectively. Amortization expense on assets under capital leases for the years ended May 31, 1997 and 1998 was $201,272 and $299,857 respectively. Amortization expense for the period ended September 30, 1998 amounted to $3,974.

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

      Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GMTL, the leased cryogenic equipment was destroyed. The Company has renegotiated the capital lease obligation whereby the lessor has agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payments from the insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest starting in June 1999.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

13.   Capital Leases - (Continued)

The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 1998:

            Years Ending
            September 30,
            -------------
                1999 ...................................  $    594,998
                2000 ...................................       253,728
                2001 ...................................       253,728
                2002 ...................................       253,728
                2003 ...................................       253,728
                Thereafter .............................     1,437,804
                                                          ------------
            Total minimum lease payments ...............     3,047,714
            Less amount representing interest ..........      (937,292)
                                                          ------------

                Present value of minimum lease payments   $  2,110,422
                                                          ============

      Interest expense for the years ended May 31, 1997 and 1998 was $99,103 and $200,681 respectively. Interest expense for the periods ended September 30, 1997 and 1998 was $66,894 and $29,432, respectively.

14.   Commitments and Contingencies

Employment Agreements

      The Company has employment agreements with five officers which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      The Company leases approximately 2,700 square feet of office space at a monthly rental of $3,238 under a three year lease. In June 1998, the Company renegotiated the lease to include an additional 680 square feet and extended the lease term for five years at $4,366 per month. Rent expense was $38,856 for the years ended May 31, 1997 and 1998. Rent expense was $12,952 and $17,464, respectively, for the periods ended September 30, 1997 and 1998.

15.   Stockholders' Equity

Reverse Split of Common Stock

      All share and per share data in this Form 10-KSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

Common Stock Transactions

      On September 26, 1996, the Company sold 109,000 shares of common stock to three foreign investors at $7.55 per share. Net proceeds were $706,460 after deducting commissions and expenses of $116,490.

      During the year ended May 31, 1997, $825,000 of the January 1997 Debentures were converted for 249,963 shares of common stock.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15.   Stockholders' Equity -(Continued)

      During the year ended May 31, 1998, the following shares of common stock were issued pursuant to convertible notes and debentures:

                                                                         Total
                                       Principal        Interest        Shares
Offering                               Converted       Converted        Issued
--------                               ---------       ---------        ------
January 1997 (Note 10) .........      $  675,000      $       --         252,218
April 1997 (Note 10) ...........       1,500,000         107,029       1,089,449
Related Party (Note 12) ........       1,200,000         165,741         297,257
Officers (Note 12) .............       1,026,000          75,711       1,260,193
December 1997 (Note 10) ........         240,433           7,127          98,984
                                      ----------      ----------      ----------
                                      $4,641,433      $  355,608       2,998,101
                                      ==========      ==========      ==========

      Investors from the January Offering exercised 36,000 warrants during the year ended May 31, 1998, resulting in net proceeds to the Company of $225,000.

      During the period ended September 30, 1998, 1,022,228 shares of common stock were issued on conversion of the December 1997 Debentures.

      On August 24, 1998, the Company issued 30,000 shares of common stock for services rendered to the Company.

Private Offering of Common Stock and Warrants

      During the period of March 1998 to May 1998, the Company sold 1,257,734 shares of unregistered common stock and warrants to purchase 325,000 shares of common stock at exercise prices ranging from $1.75 to $3.88 per share to investors including officers and directors of the Company (the "Investors") for approximately $1,500,000. The Company granted the Investors piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance. The Company also granted warrants to purchase 8,332 shares of common stock at an exercise price of $3.88 per share to a third party in conjunction with the offering. The weighted average fair value of the warrants under SFAS No. 123 on the date of grant was $ 0.50 per share.

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of December 1, 1998, the Company sold 1,078,947 shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $365,000. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15.   Stockholders' Equity - (Continued)

      Under the Plan, the Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the Plan. Stock options under the Plan (assuming the June 24, 1998 increase in authorized shares is approved) are summarized as follows:

                                                                                                        Four Months Ended
                                                         Years Ended May 31,                              September 30,
                                       ---------------------------------------------------------    ---------------------------
                                                 1997                           1998                           1998
                                       --------------------------    ---------------------------    ---------------------------
                                                      Weighted                        Weighted                       Weighted
                                                      Average                         Average                        Average
                                                      Exercise                        Exercise                       Exercise
                                        Shares         Price           Shares          Price          Shares          Price
                                       ---------    -------------    ------------    -----------    -----------     -----------
Outstanding at beginning of period       75,500          $  6.45         143,340        $  4.05      1,274,500         $  1.37
Granted                                 133,960             8.00       1,182,600           1.21             --              --
Canceled                                (65,640)           14.90         (46,200)          5.53             --              --
Exercised                                  (480)             .70          (5,240)           .62             --              --
                                        -------                        ---------                     ---------
Outstanding at end of period            143,340             4.05       1,274,500           1.37      1,274,500            1.37
                                        =======                        =========                     =========
Exercisable at end of period             27,500              .85          41,940           1.91         58,120            2.20
                                        =======                        =========                     =========
Reserved for future grants at
end of period                            51,180                          714,780                       714,780
                                        =======                        =========                     =========
Weighted average fair value of
options granted during the period                          $1.35                         $ 0.31                            N/A

Information pertaining to options outstanding under the Plan at September 30, 1998 is as follows:

                                               Options Outstanding                Options Exercisable
                                      -------------------------------------     ------------------------
                                                    Weighted
                                                     Average     Weighted                      Weighted
                                                    Remaining     Average                       Average
Exercise                                Number     Contractual   Exercise          Number      Exercise
Prices                                Outstanding      Life        Price        Exercisable      Price
--------                              -----------  -----------   --------       -----------    --------
$  .45                                     29,000      5.0         $ .45             29,000      $ .45
$ 1.09                                  1,142,600      9.8          1.09                 --         --
$ 1.35 - $ 1.45                            12,400      6.0          1.41              9,920       1.40
$ 4.70 - $ 5.00                            40,500      9.0          4.70              8,400       4.71
$ 5.65                                     50,000      8.6          5.65             10,800       5.65
                                      -----------                                ----------
                                        1,274,500      9.6         $1.37             58,120      $2.20
                                      ===========                                ==========

Non-Employee Director Stock Option Plan

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

      The Board of Directors has reserved 60,000 shares of common stock for issuance and as of September 30, 1998, options to purchase 8,000 shares of common stock, at prices ranging from $1.09 to $16.90 per share, have been granted under the Director Plan.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15.   Stockholders' Equity - (Continued)

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

      On March 23, 1998, the Company cancelled 242,500 options previously granted and granted options to purchase 1,487,500 shares of common stock at an exercise price of $1.09 per share through March 2008 to certain officers, directors and outside individuals. These options vest over a five year period.

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

      During June 1996, the Company granted warrants to purchase 196,247 shares of common stock at exercise prices ranging from $15.00 to $19.40 per share through June 2001. On December 30, 1996, 136,247 of the original 196,247 warrants were repriced to $5.65 per share. The weighted average fair value of the repriced warrants under SFAS No. 123 on the date of grant was $1.40 per share.

      On December 30, 1996, the Company granted 80,000 three year warrants to one of its investment bankers at an exercise price of $.25 per share. The Company recorded a non-cash expense of $400,000 in accordance with SFAS No. 123 for the year ended May 31, 1997.

      On September 23, 1998, the Company granted 78,829 two year warrants pursuant to a technology license agreement at an exercise price of $1.11 per share (See Note 8).

Stock-Based Compensation

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

                                                                                      Four Months Ended
                                               Year Ended May 31,                       September 30,
                                          ------------------------------        ------------------------------
                                             1997               1998               1997             1998
                                          ------------       -----------        -----------    ---------------
                                                                               (unaudited)
Net loss:
      As reported                          $7,006,479        $6,324,986         $1,429,015       $2,326,086
      Pro forma                             7,091,400         6,457,825          1,463,295        2,360,366
Net loss per share - basic:
      As reported                          $    (6.24)       $    (2.44)        $    (0.81)      $    (0.37)
      Pro forma                                 (6.32)            (2.49)             (0.82)           (0.38)

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15.   Stockholders' Equity - (Continued)

      Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

      The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended May 31, 1997 and 1998, respectively; dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 20% and 40%, respectively, and expected lives of 2 years. There were not options granted under the Plan during the period ended September 30, 1998.

      Weighted average assumptions used in valuing stock options issued outside of the plans during the years ended May 31, 1997 and 1998, respectively, were dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 20% and 40% respectively, and expected lives of 2 years.

Common Stock Reserved

The Company has reserved common stock at September 30, 1998 as follows:
       Initial public offering warrants .........................        253,000
       Warrants issued on conversion of preferred stock .........        260,000
       Convertible debentures and notes .........................      2,927,391
       Stock option plans .......................................      2,049,280
       Other stock options ......................................      1,590,500
       Other warrants ...........................................      1,416,816
                                                                       ---------
                                                                       8,496,987
                                                                       =========

      The number of shares of common stock reserved in connection with the convertible debentures and notes are subject to adjustment. (See Notes 3 and 11).

16.   Segment Information

      The Company has two principal operating groups: the rubber recycling group and the industrial materials group. The rubber recycling group collects, transports and processes scrap tires into feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. Information with respect to industry segments is as follows:

                                At or For the Period Ended September 30, 1998
                             ---------------------------------------------------
                             Rubber Recycling  Industrial Materials
                                   Group              Group             Total
                             ----------------  --------------------  -----------
Operating Revenues             $ 4,605,612         $   429,197       $ 5,034,809
Operating Profit                   399,542               7,897           407,439
Identifiable Assets             14,370,315           1,979,493        16,349,808
Depreciation/Amortization          296,613              42,935           339,548
Capital Expenditures             2,714,652                  --         2,714,652

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

16.   Segment Information - (Continued)

                                   At or For the Year Ended May 31, 1998
                             ---------------------------------------------------
                             Rubber Recycling  Industrial Materials
                                   Group              Group             Total
                             ----------------  --------------------  -----------
Operating Revenues             $ 9,135,487         $ 1,876,032       $11,011,519
Operating Profit (Loss)            652,955            (139,688)          513,267
Identifiable Assets             10,513,681           1,991,649        12,505,330
Depreciation/Amortization          741,023             284,922         1,025,945
Capital Expenditures             1,095,721              22,501         1,118,222

                                   At or For the Year Ended May 31, 1997
                             --------------------------------------------------
                             Rubber Recycling  Industrial Materials
                                   Group              Group            Total
                             ----------------  -------------------- -----------
Operating Revenues             $    38,201         $ 2,046,019      $ 2,084,220
Operating Loss                  (1,995,047)            (20,481)      (2,015,528)
Identifiable Assets              1,825,595           2,325,785        4,151,380
Depreciation/Amortization           69,176             253,684          322,860
Capital Expenditures                53,067              10,765           63,832

      At May 31, 1998, 11% and 11% of consolidated accounts receivable were from two customers and at September 30, 1998, no customer accounted for greater than 10% of consolidated accounts receivables.

      During the year ended May 31, 1997 and 1998 and the four months ended September 30, 1997 and 1998, no customer accounted for 10% or more of consolidated net sales.

17.   Income Taxes

      There was no provision for income taxes for the years ended May 31, 1997 and 1998 and the periods ended September 30, 1997 and 1998 due to the Company's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rates is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax assets.

      The components of the net deferred tax asset are as follows:

                                              May 31,         September 30,
                                               1998               1998
                                           -----------        -----------
Deferred tax asset:
  Federal ..........................       $ 4,380,000        $ 5,106,000
  State ............................           870,000          1,012,000
                                           -----------        -----------
                                             5,250,000          6,118,000
Valuation reserve ..................        (5,250,000)        (6,118,000)
                                           -----------        -----------
Net deferred tax asset .............       $        --        $        --
                                           ===========        ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

17.   Income Taxes - (Continued)

The following differences give rise to deferred income taxes:

                                           May 31,         September 30,
                                            1998               1998
                                        -----------        ------------
Net operating loss carryforward ....    $ 4,583,000        $  5,012,000
Research tax credit carryforward ...         17,000              17,000
Non-deductible write-down of assets         390,000             546,000
Other ..............................        260,000             543,000
                                        -----------        ------------
                                          5,250,000           6,118,000
Valuation reserve ..................     (5,250,000)         (6,118,000)
                                        -----------        ------------
Net deferred tax asset .............    $        --        $         --
                                        ===========        ============

The change in the valuation reserve is as follows:

                                                                  Four Months Ended
                                        Years Ended May 31,         September 30,
                                      -----------------------   -----------------------
                                         1997         1998         1997         1998
                                      ----------   ----------   ----------   ----------
Balance at beginning of period ....   $1,383,000   $3,184,000   $3,184,000   $5,250,000
Increase due to current year net
operating loss ....................    1,801,000    2,066,000      243,000      868,000
                                      ----------   ----------   ----------   ----------
Balance at end of period ..........   $3,184,000   $5,250,000   $3,427,000   $6,118,000
                                      ==========   ==========   ==========   ==========

      As of September 30, 1998, the Company has net operating loss carryforwards of approximately $12,850,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 1998, respectively. In addition, the Company has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008.

      Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

18.   Letter of Intent

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-sanctioned disposal site on about 40 acres of permitted land. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The Company has recognized $223,000 of income under this agreement for the period ended September 30, 1998 and accounts receivable from Mac's amounted to $183,000 at September 30,1998.

19.   Fair Value of Financial Instruments

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

      At September 30, 1998, the Company's financial instruments consist of note payable to related parties and banks and convertible notes payable. Notes payable to related parties and banks approximate their fair values as these instruments bear interest at market rates. The fair value of the $300,000 convertible note payable is $300,000 at September 30, 1998 as the conversion price per share is in excess of the fair value of the common stock. The fair value of the $839,740 in convertible notes payable outstanding is approximately $1,120,000 based on the fair value of the common stock issuable on conversion of the notes.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 By: GreenMan Technologies, Inc.


                                                       /s/ Robert H. Davis
                                                       -------------------

                                                         Robert H. Davis
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                                Title(s)                                  Date
    /s/ Maurice E. Needham                   Chairman of the Board                      January 13, 1999
    ----------------------
      Maurice E. Needham


      /s/ Robert H. Davis              Chief Executive Officer, President               January 13, 1999
      -------------------                         and Director
        Robert H. Davis


     /s/ Charles E. Coppa                Acting Chief Financial Officer,                January 13, 1999
     --------------------               Treasurer and Assistant Secretary
       Charles E. Coppa            (Principal Financial Officer and Principal
                                              Accounting Officer)


      /s/ Robert D. Maust               Vice President of Operations and                January 13, 1999
      -------------------                           Director
        Robert D. Maust


        /s/ Lew F. Boyd                             Director                            January 13, 1999
        ---------------
          Lew F. Boyd


        /s/ Jagruti Oza                             Director                            January 13, 1999
        ---------------
          Jagruti Oza