Form 10KSB/A
period 1998-09-30
GREENMAN TECHNOLOGIES INC
filed 1999-01-27
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB/A-1

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

As of December 31, 1998, 10,115,840 shares of Common Stock of issuer were outstanding. The aggregate market value of the shares of Common Stock was $4,048,412.

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

Recent Developments

     By letter dated October 29, 1998, the Nasdaq Stock Market ("Nasdaq") brought to the Company's attention Nasdaq's concern regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market, based on the fact that the Company's common stock had failed to maintain a closing bid price greater or equal to $1.00 over the previous thirty consecutive trade dates. Nasdaq informed the Company that it has ninety calendar days (until the close of business on January 29, 1999) in which to regain compliance with Nasdaq's $1.00 minimum bid price requirement. Although the Company's common stock may be subject to delisting on January 29, 1999, the Company may stay the delisting by requesting a hearing before such time. If the Company has not regained compliance with the minimum bid price requirement by January 29, 1999, the Company will request a hearing on the proposed delisting by Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock will be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin Board.

     By letter dated January 7, 1999, Nasdaq notified the Company of its concern regarding the continued listing of the Company's Class A warrants ("Warrants") on the Nasdaq Small Cap Market. Nasdaq stated in its letter that the basis of its concern was that the Warrants have failed to maintain a minimum of two active market makers. Nasdaq stated that the Company has thirty calendar days (until the close of business on February 8, 1999) in which to regain compliance with the requirement of having two active market makers. Although the Company's Warrants may be subject to delisting on February 8, 1999, the Company may stay delisting by requesting a hearing before such time. The Company will request a hearing on the proposed delisting in front of Nasdaq's Listing and Hearing Review Committee at the same time it requests a hearing on the proposed delisting of the Company's common stock. The Company anticipates that delisting of the Company's Warrants will be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's Warrants (whether as a result of failure to meet the market maker or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's Warrants would have an adverse effect on the market for, and potentially the market price of, the Company's Warrants. If the Company's Warrants are delisted from Nasdaq, the Company will apply to have the Warrants listed on the OTC Bulletin Board.

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

     In August 1998, GMTL's facility was severely damaged by a fire, which necessitated closure of the facility. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its' own or through alliances with existing crumb rubber producers and/or crumb rubber users. Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company has invested $3,000,000 (replacement policy limit) on alternative equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this is the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company and replaces the damaged property. As a result of the closure of GMTL, management has written down all GMTL assets to their estimated net realizable value and accrued for all estimated remaining fire related costs at September 30, 1998 resulting in a $1,450,000 casualty loss.

     The equipment that was located at GMTL's facility was subject to the terms of a capital lease. The Company has renegotiated GMTL's cryogenic equipment capital lease obligation whereby the lessor has agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the balance of the initial payment from the insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30, 1998.

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

     In August 1998, the Company entered into a second license agreement with the same company under which it acquired the exclusive rights and license to use a series of four proprietary crumb rubber modification technologies (the "technologies") for use in the asphalt industry. In connection with this license the Company is required to pay $150,000 over a twelve month period ($30,000 paid as of September 30, 1998). The Company is required to issue warrants to purchase 78,829 shares of the Company's common stock at $1.11 per share that are exercisable for a two-year period as each of the four technologies are conveyed to the Company (315,316 shares in total). The Company is required to pay a royalty fee on the sale of crumb rubber incorporating the licensed technologies when the processes are commercialized.

     In February 1998, the Company entered into an exclusive technology commercialization agreement with the U.S. Department of Transportation/ Federal Highway Administration ("USDOT/FHWA"), whereby the Company is working with major asphalt manufacturers and contractors to incorporate patented USDOT/FHWA binder technology -- together with ultra-fine crumb rubber -- to create a high-performance, cost-effective asphalt blend. Designated "Chemically Modified Crumb Rubber Asphalt" (CMCRA), this advanced material formulation addresses on-going highway problems of: aging, rutting, low-temperature cracking, fatigue cracking, moisture sensitivity, and adhesion between asphalt and aggregate material. These six performance factors are among the most common causes of pavement failure. The new technology that GreenMan is helping to commercialize provides improvements to all these factors. In June 1998, the Company's research and development efforts at the St. Francisville facility resulted in FHWA certification of this licensed crumb rubber modification technology for use in the asphalt industry. The first commercial application of modified rubber for asphalt occurred in September 1998 in Connecticut utilizing crumb rubber purchased from an independent manufacturer. The Company anticipates additional lay-downs to be conducted in the spring of 1999. Research and development expenses for the years ended May 31, 1997 and 1998 amounted to $319,726 and $675,252, respectively. Research and development expenses for the four months ended September 30, 1997 and 1998 amounted to $97,176 and $150,132, respectively.

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

PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY RIGHTS

     None of the equipment or machinery that the Company currently uses or intends to use in its respective current or proposed manufacturing activities is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market. The Company believes that it has developed specialized know-how in the blending of plastics and rubber. The Company has acquired exclusive perpetual world-wide rights to a proprietary additive technology, which in the future could enable the Company to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires. The Company has exclusively licensed several proprietary modification technologies for modifying crumb rubber for use in the asphalt industry. The Company also believes that many of the formulae and processes used in manufacturing DuraWear's products are proprietary, and DuraWear has executed confidentiality agreements with the appropriate employees and subcontractors. However, there can be no assurance that competitors will not develop processes or products of comparable efficiency and quality. DuraWear does not have any patents and does not believe any of its products are patentable. Moreover, there can be no assurance that any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be very costly for the Company to enforce its rights in an infringement action, and such an action would divert funds and resources otherwise available for use in the Company's operations. Consequently, there can be no assurance that the Company would elect to prosecute potential patent infringement claims it might have. Furthermore, there can be no assurance that the Company's proposed products will not infringe any patents or rights of others.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock and the Class A Common Stock Purchase Warrants are traded on the NASDAQ SmallCap Market under the symbols "GMTI" and "GMTIW", respectively, and listed on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively. By letter dated October 29, 1998, the Nasdaq Stock Market ("Nasdaq") brought to the Company's attention Nasdaq's concern regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market, based on the fact that the Company's common stock had failed to maintain a closing bid price greater or equal to $1.00 over the previous thirty consecutive trade dates. Nasdaq informed the Company that it has ninety calendar days (until the close of business on January 29, 1999) in which to regain compliance with Nasdaq's $1.00 minimum bid price requirement. Although the Company's common stock may be subject to delisting on January 29, 1999, the Company may stay the delisting by requesting a hearing before such time. If the Company has not regained compliance with the minimum bid price requirement by January 29, 1999, the Company will request a hearing on the proposed delisting by Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock will be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin Board.

     By letter dated January 7, 1999, Nasdaq notified the Company of its concern regarding the continued listing of the Company's Class A warrants ("Warrants") on the Nasdaq Small Cap Market. Nasdaq stated in its letter that the basis of its concern was that the Warrants have failed to maintain a minimum of two active market makers. Nasdaq stated that the Company has thirty calendar days (until the close of business on February 8, 1999) in which to regain compliance with the requirement of having two active market makers. Although the Company's Warrants may be subject to delisting on February 8, 1999, the Company may stay delisting by requesting a hearing before such time. The Company will request a hearing on the proposed delisting in front of Nasdaq's Listing and Hearing Review Committee at the same time it requests a hearing on the proposed delisting of the Company's common stock. The Company anticipates that delisting of the Company's Warrants will be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's Warrants (whether as a result of failure to meet the market maker or other requirements imposed by Nasdaq.) The Company's management anticipates that the absence of the Nasdaq listing for the Company's Warrants would have an adverse effect on the market for, and potentially the market price of, the Company's Warrants. If the Company's Warrants are delisted from Nasdaq, the Company will apply to have the Warrants listed on the OTC Bulletin Board.

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

Private Offering of Common Stock and Warrants

     During the period of March 1998 to May 1998, the Company sold 1,257,734 shares of unregistered common stock and warrants to purchase 325,000 shares of common stock at exercise prices ranging from $1.75 to $3.88 per share to investors including officers and directors of the Company (the "Investors") for approximately $1,500,000. The proceeds for these sales were applied to working capital. The Company granted the Investors piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants. The private placement of these securities is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance. The Company also granted warrants to purchase 8,332 shares of common stock at an exercise price of $3.88 per share to a third party in conjunction with the offering. The weighted average fair value of the warrants under SFAS No. 123 on the date of grant was $ 0.50 per share.

     In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of December 1, 1998, the Company sold 1,078,947 shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $365,000. The proceeds for these sales were applied to working capital. The Company granted the Investors piggy-back registration rights to register the common stock. The private placement of these securities is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

     Gross profit for the four months ended September 30, 1998 remained consistent at 33% of net sales or $1,641,756 as compared to $1,012,318 four months ended September 30, 1997. This was attributable to the inclusion of the United acquisition and the income from Mac's which offset GMTL's negative $87,000 gross profit. GMTL operated under limited operating conditions prior to the August 1998 fire as the Company continued its crumb rubber research and development efforts.

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

     Selling, general and administrative expenses were $1,394,781 for the four months ended September 30, 1998, or 28% of sales as compared to $1,057,659 or 34% of sales, for the four months ended September 30, 1997. The four months ended September 30, 1998 include operating expenses of $75,498 associated with the inclusion of GMTL which was acquired in November 1997 and expenses associated with GMTM and GMTG for a full four month period.

     As a result of the foregoing, the Company had an operating profit of $96,843 for the four months ended September 30, 1998 as compared to an operating loss of $142,517 for the comparable period ending September 30, 1997.

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

     The Company experienced a net loss of $2,326,086, or $0.37 per share for the four months ended September 30, 1998 as compared to a loss from continuing operations of $1,184,900, or $0.90 per share for the four months ended September 30, 1997.

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

Insurance Receivable

     In August 1998, GMTL's facility was severely damaged by a fire, which necessitated closure of the facility. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its own or through alliances with existing crumb rubber producers and/or crumb rubber users. Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company's has invested $3,000,000 (replacement policy limit) in alternative equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this is the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company and replaces the damaged property. As a result of the closure of GMTL, management has written down all GMTL assets to their estimated net realizable value and accrued for all estimated remaining fire related costs at September 30, 1998 resulting in a $1,450,000 casualty loss.

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

     Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Initial Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial

Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. The Company has issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. During the period of October to December 1998, $192,500 of additional debentures and $15,734 of accrued interest were converted into 731,288 shares of common stock.

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

     On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of: (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at September 30, 1998) with a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, plus interest at prime plus 1.75% (10.25% at September 30, 1998) with a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5% (10% at September 30, 1998).

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

Item 7. Financial Statements

     For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-27 of this report.

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

Item 10. Executive Compensation

     The following table summarizes the compensation paid or accrued by the Company for services rendered during the Transition Period and for the fiscal years ended May 31, 1998 and 1997 indicated to the Company's Chief Executive Officer and its Vice President of Operations. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

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

                                                 Number of
                                                  Shares      Percentage
                                               Beneficially       of
Name (1)                                         Owned (2)      Class
--------                                         ---------      -----
Maurice E. Needham  (3)..................         969,880       13.94%
Joseph E. Levangie (4) ..................         477,993        6.87%
Robert D. Maust (5)......................         207,556        3.00%
Robert H. Davis (6)......................         139,111        2.00%
Charles E. Coppa (7).....................          59,000          *
Lew F. Boyd (8)..........................          27,667          *
Jagruti Oza (9)..........................           4,000          *

All officers and directors as a group            1,885,207      26.65%
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

Loans; Personal Guarantees

     In May 1996, the Company borrowed $325,000 from an officer of the Company. This unsecured note payable bears interest at prime plus 1.5% per annum. From September 1996 to May 1997 the Company borrowed collectively, an additional $624,300 from Maurice Needham, the Company's Chairman and Joseph Levangie, Vice Chairman of the Company and repaid $345,000 in aggregate during January 1997 and May 1997.

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

     During June and July 1997, the Company borrowed an additional $386,000 from Messrs. Needham, Levangie, Robert Maust, V.P. of Operations of the Company, and another officer of the Company and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion prices equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes. On March 24, 1998, the officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock.

     In January 1998, the Company advanced $104,000 to Robert H. Davis, CEO of the Company under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of the Company's common stock owned by the officer.

     Messrs. Needham, Levangie, and Davis have personally guaranteed the $5.0 million asset-based credit facility that was provided by Heller Financial Inc. in February 1998.

     All transactions, including loans, between the Company and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits required by Item 601 of Regulation S-B have either already been filed and are hereby incorporated by reference or filed herein.

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

    *10.23    --  Letter Agreement dated March 10, 1995 amending the terms of the Stock Purchase Agreement by and among GreenMan
                  Technologies, Inc., DuraWear Corporation and Dhananjay G.
                  Wadekar.

    *10.24    --  Form of Non-Competition Agreement with Dhananjay G. Wadekar.

    *10.25    --  Agreement dated August 16, 1994 between GreenMan
                  Technologies, Inc. and Crumb Rubber Technology, Inc.

    *10.26    --  Exclusivity Agreement dated September 14, 1994 between
                  GreenMan Technologies, Inc. and Crumb Rubber Technology, Inc.

    *10.27    --  Agreement dated September 20, 1994 whereby MC Machinery
                  Systems, Inc. (Lessor) and MAC Funding Corporation (Assignee) surrendered default rights under certain capital equipment leases of the Company.

    *10.28    --  Form of Subscription Agreement executed by investors in connection with April 1995 Private Placement of Class A
                  Convertible Preferred Stock.

    *10.29    --  Form of Registration Rights Agreement executed by investors in connection with April 1995 Private Placement of Class A
                  Convertible Preferred Stock.

    *10.30    --  Promissory Note issued in April 1995 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

    *10.31    --  Promissory Notes issued by DuraWear Corp. to GreenMan
                  Technologies, Inc. in connection with certain loans by the Company to DuraWear Corporation.

    *10.32    --  Form of Stock Purchase Agreement between Salvatore Mazzeo,
                  Custodian for Mathew J. Mazzeo, UGMA, and Dhananjay G.
                  Wadekar.

   **10.33    --  Tire Material Put-or-Pay/Take-or-Pay Agreement dated December
                  14, 1995 between GreenMan Technologies, Inc. and BFI Tire
                  Recyclers of Georgia, Inc.

   **10.34    --  Facility Lease dated December 14, 1995 between GreenMan
                  Technologies, Inc. and BFI Tire Recyclers of Georgia, Inc.

   **10.35    --  Amended and Restated Term Note dated October 1, 1995 between
                  DuraWear Corporation and SouthTrust Bank of Alabama, National
                  Association.

   **10.36    --  Loan Modification and Consent Agreement dated October 1, 1995 between DuraWear Corporation and SouthTrust Bank of Alabama,
                  National Association.

   **10.37    --  Commercial Lease dated October 13, 1995 between GreenMan
                  Technologies, Inc. and Kimball Realty Trust.

   **10.38    --  Amendment to Agreement described in Exhibit 10.33.

   **10.39    --  Promissory Note issued in May 1996 by GreenMan Technologies,
                  Inc. to Maurice E. Needham.

   **10.40    --  Promissory Note issued in February 1996 by GreenMan
                  Technologies, Inc. to Palomar Medical Technologies, Inc.

   **10.41    --  Promissory Note issued in May 1996 by GreenMan Technologies,
                  Inc. to Palomar Medical Technologies, Inc.

 (1) 10.42    --  Promissory Note issued in June 1996 by GreenMan Technologies,
                  Inc. to Palomar Medical Technologies, Inc.

 (1) 10.43    --  Common Stock Purchase Warrant issued in June 1996  to Palomar
                  Medical Technologies, Inc.

 (1) 10.44    --  Form of Offshore Stock Subscription Agreement dated September
                  16, 1996 between GreenMan Technologies, Inc. and certain foreign investors.

 (2) 10.45    --  Promissory Note issued September 2,1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (2) 10.46    --  Promissory Note issued September 25, 1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (2) 10.47    --  Promissory Note issued October 25, 1996 by GreenMan
                  Technologies, Inc. to Joseph E. Levangie.

 (2) 10.48    --  Promissory Note issued November 27, 1996 by GreenMan
                  Technologies, Inc. to Maurice E. Needham.

 (4) 10.49    --  10% Secured Convertible Promissory Note, issued December 31,
                  1996, by GreenMan Technologies, Inc. to Palomar Medical
                  Technologies, Inc.

 (4) 10.50    --  Security Interest, dated December 31, 1996, issued by
                  GreenMan Technologies, Inc. to Palomar Medical Technologies,
                  Inc.

 (3) 10.51    --  Form of Subscription Agreement, dated January 1997, issued by
                  GreenMan Technologies, Inc. to various investors.

 (3) 10.52    --  Form of 7% Convertible Debenture, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

 (3) 10.53    --  Form of Common Stock Purchase Warrant, dated January 1997, issued by GreenMan Technologies, Inc. to various investors.

 (6) 10.54    --  Employment Agreement between the Company and Robert D. Maust.

 (5) 10.55    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

 (5) 10.56    --  Form of Registration Rights Agreement between the Company and various investors in connection with the April 1997 Offering of Convertible Notes due October 1998 and Warrants.

 (5) 10.57    --  Form of Convertible Notes due October 1998.

 (5) 10.58    --  Form of Common Stock Purchase Warrant.

 (6) 10.59    --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note.

 (6) 10.60    --  Form of Securities Purchase Agreement between the Company and
                  Messrs. Needham and Levangie dated May 30, 1997.

 (6) 10.61    --  Form of Convertible Note due October 1998 issued by the
                  Company and Messrs. Needham and Levangie on May 30, 1997.

 (6) 10.62    --  Form of Warrant issued by the Company to Messrs. Needham and
                  Levangie on May 30, 1997

 (7) 10.63    --  Forebearance Agreement between the Company, GAC and BFI

 (8) 10.64    --  Act of sale of Common Stock of Cryopolymers, Inc. between
                  Messer Griesheim Inductries, Inc. and GreenMan Technologies,
                  Inc.

 (8) 10.65    --  Agreement of Settlement and Release between Messer Griesheim
                  Inductries, Inc. and GreenMan Technologies, Inc.

 (8) 10.66    --  Act of sale of Common Stock of Cryopolymers, Inc. between
                  Cryopolymers Leasing, Inc. and GreenMan Technologies, Inc.

 (8) 10.67    --  Act of sale of Common Stock of Cryopolymers, Inc. between
                  Cryopolymers Management Inc. and GreenMan Technologies, Inc.

 (8) 10.68    --  Equipment Lease between Cryopolymers Leasing, Inc. and
                  GreenMan Technologies, Inc.

 (8) 10.69    --  Letter from Palomar Medical Technologies, Inc. to the Company extending the maturity date of the December 1996 Note

 (8) 10.70    --  Form of Securities Purchase Agreement between the Company and various investors in connection with the December 1997
                  Offering of Convertible Notes due December 2000 and Warrants.

 (8) 10.71    --  Form of Registration Rights Agreement between the Company and various investors in connection with the December 1997
                  Offering of Convertible Notes due December 2000 and Warrants.

 (8) 10.72    --  Form of Convertible Notes due December 2000

 (8) 10.73    --  Form of Common Stock Purchase Warrant

 (9) 10.74    --  Loan and Security Agreement by and among GreenMan
                  Technologies of Minnesota, Inc.  ("GMTM"), GreenMan
                  Technologies of Georgia, Inc. ("GMTG") and Heller Financial
                  Inc. ("Heller").

 (9) 10.75    --  Promissory Note - Real Estate issued by GMTM and GMTG in favor of Heller

 (9) 10.76    --  Promissory Note - Equipment issued by GMTM and GMTG in favor of  Heller.

 (9) 10.77    --  Form of Stock Pledge and Security Agreement delivered by the
                  Company and GreenMan Acquisition Corp. to Heller.

 (9) 10.78    --  Form of Guaranty delivered by the Company and certain
                  officers of the Company in favor of Heller.

   ***11.1    --  Statement Regarding Computation of Earnings Per Share.

   ***21.1    --  List of All Subsidiaries

   ***23.1    --  Consent of Wolf & Company, P.C. dated January 22, 1999.

   ***27.1    --  Financial Data Schedule

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

(7) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended August 31,1997, and incorporated herein by reference

(8) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference

(9) Filed as an Exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1998 and incorporated herein by reference

Item 13(b). Reports on Form 8-K.

     On June 30, 1998 and on July 7, 1998, the Company filed reports on Forms 8-K. The June 30, 1998 report on form 8-K disclosed the letter from The NASDAQ Stock Market, informing the company of the decision to continue the Company's listing on The Nasdaq Small Cap Market, pending a filing of the unaudited balance sheet (as of April 30, 1998). The requested balance sheet was filed with the June 30, 1998 Form 8-K. The Company also disclosed the dismissal of a 1994 legal action brought against the company in Louisiana.

     The July 7, 1998 report on Form 8-K disclosed the June 24, 1998 decision of the Board of Directors of the Company to change its fiscal year from May 31 to September 30, to become effective immediately.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses, is in default on certain debt obligations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             WOLF & COMPANY, P.C.

Boston, Massachusetts
December 22, 1998, except for Note 5 as to which the date is January 6, 1999

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                       May 31,     September 30,
                                                                                        1998           1998
                                                                                    ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................  $    180,963   $    161,215
  Accounts receivable, trade, less allowance for doubtful accounts of $63,737 and
    $58,166 as of May 31, 1998 and September 30, 1998 ..............................     1,475,064      1,685,885
  Inventory ........................................................................       328,578        229,037
  Insurance claim receivable .......................................................            --      2,120,284
  Other current assets .............................................................       392,119        740,859
                                                                                      ------------   ------------
        Total current assets .......................................................     2,376,724      4,937,280
                                                                                      ------------   ------------
Property, plant and equipment, net .................................................     9,874,079      9,126,573
                                                                                      ------------   ------------
Other assets:
  Equipment deposits ...............................................................       200,000             --
  Deferred financing costs .........................................................       441,465        306,304
  Deferred loan costs ..............................................................       286,218        250,436
  Goodwill, net ....................................................................       460,552      2,347,143
  Investment in joint venture ......................................................       400,000             --
  Other ............................................................................       468,504        439,023
                                                                                      ------------   ------------
                                                                                         2,256,739      3,342,906
                                                                                      ------------   ------------
                                                                                      $ 14,507,542   $ 17,406,759
                                                                                      ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current ...............................................  $         --   $    300,000
  Notes payable, related party .....................................................        24,371          4,956
  Notes payable, current ...........................................................     1,053,676      1,678,399
  Accounts payable .................................................................     1,515,371      1,714,529
  Accrued expenses, other ..........................................................     1,717,599      1,932,789
  Obligations under capital leases, current ........................................       213,622        542,058
                                                                                      ------------   ------------
        Total current liabilities ..................................................     4,524,639      6,172,731
Convertible notes payable, non-current portion .....................................     1,359,567        839,740
Notes payable, non-current portion .................................................     3,062,283      3,546,207
Obligations under capital leases, non-current portion ..............................     2,424,825      1,568,364
                                                                                      ------------   ------------
        Total liabilities ..........................................................    11,371,314     12,127,042
                                                                                      ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
    Class B convertible, liquidation value $10 per share, 320,000 shares
    issued and outstanding at September 30, 1998 ...................................            --      3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 5,858,019 and
    6,910,247 shares issued and outstanding at May 31, 1998 and September 30, 1998 .        58,580         69,103
  Additional paid-in capital .......................................................    20,107,567     21,366,619
  Accumulated deficit ..............................................................   (17,029,919)   (19,356,005)
                                                                                      ------------   ------------
        Total stockholders' equity .................................................     3,136,228      5,279,717
                                                                                      ------------   ------------
                                                                                      $ 14,507,542   $ 17,406,759
                                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                         Consolidated Statements of Loss

                                                                                                              Four Months Ended
                                                                               Year Ended May 31,               September 30,
                                                                              1997           1998            1997           1998
                                                                          -----------    ------------    -----------    -----------
                                                                                                         (unaudited)
Net sales .............................................................   $ 2,084,220    $ 11,011,519    $ 3,081,945    $ 5,034,809
Cost of sales .........................................................     1,439,249       7,494,762      2,069,627      3,393,053
                                                                          -----------    ------------    -----------    -----------
Gross profit ..........................................................       644,971       3,516,757      1,012,318      1,641,756
                                                                          -----------    ------------    -----------    -----------
Operating expenses:
    Research and development ..........................................       319,726         675,252         97,176        150,132
    Selling, general and administrative ...............................     3,721,223       4,524,488      1,057,659      1,394,781
    Impairment loss ...................................................     1,000,000              --             --             --
                                                                          -----------    ------------    -----------    -----------
        Total operating expenses ......................................     5,040,949       5,199,740      1,154,835      1,544,913
                                                                          -----------    ------------    -----------    -----------
Operating (loss) profit ...............................................    (4,395,978)     (1,682,983)      (142,517)        96,843
                                                                          -----------    ------------    -----------    -----------
Other income (expense):
    Interest and financing costs ......................................    (2,015,971)     (2,886,366)    (1,044,208)      (651,316)
    Other, net ........................................................        (5,436)          5,317          1,825       (821,613)
    Casualty loss .....................................................            --              --             --     (1,450,000)
    Forgiveness of indebtedness .......................................            --              --             --        500,000
                                                                          -----------    ------------    -----------    -----------
        Other (expense), net ..........................................    (2,021,407)     (2,881,049)    (1,042,383)    (2,422,929)
                                                                          -----------    ------------    -----------    -----------
Loss from continuing operations .......................................    (6,417,385)     (4,564,032)    (1,184,900)    (2,326,086)
                                                                          -----------    ------------    -----------    -----------
Discontinued operations:
    Loss from discontinued operations .................................      (589,094)       (660,954)      (244,115)            --
    Loss on disposal of discontinued operations .......................            --      (1,100,000)            --             --
                                                                          -----------    ------------    -----------    -----------
                                                                             (589,094)     (1,760,954)      (244,115)            --
                                                                          -----------    ------------    -----------    -----------
Net loss ..............................................................   $(7,006,479)   $ (6,324,986)   $(1,429,015)   $(2,326,086)
                                                                          ===========    ============    ===========    ===========

Loss from continuing operations per share - basic .....................   $     (5.72)   $      (1.76)   $     (0.75)   $     (0.37)

Loss from discontinued operations per share - basic ...................         (0.52)          (0.26)         (0.15)            --

Loss on disposal of discontinued operations - basic ...................            --           (0.42)            --             --
                                                                          -----------    ------------    -----------    -----------

Net loss per share - basic ............................................   $     (6.24)   $      (2.44)   $     (0.90)     $ (0 .37)
                                                                          ===========    ============    ===========    ===========

Weighted average shares outstanding ...................................     1,122,788       2,596,776      1,579,548      6,247,793
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

                                                     Preferred Stock       Common Stock      Additional
                                                   -------------------  ------------------    Paid-in    Accumulated
                                                    Shares    Amount      Shares    Amount    Capital       Deficit        Total
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance May 31, 1996 ............................       --  $       --  1,015,216  $10,152  $ 7,224,128  $ (3,698,454)  $ 3,535,826
Compensation expense related to
  warrants issued to non-employees
  under SFAS No. 123 ............................       --          --         --       --      646,203            --       646,203
Sale of common stock ............................       --          --    109,000    1,090      705,370            --       706,460
Shares issued on exercise of stock
  options .......................................       --          --        480        5          331            --           336
Compensation expense related to
  warrants issued in January 1997
  convertible debt offering under
  SFAS No. 123 ..................................       --          --         --       --      770,000            --       770,000
Fair value of conversion discount on
  convertible notes payable issued
  in January 1997 ...............................       --          --         --       --      654,000            --       654,000
Shares issued on conversion of notes
  payable .......................................       --          --    249,963    2,500      821,519            --       824,019
Compensation expense related to
  warrants issued in April 1997
  convertible debt offering under
  SFAS No. 123 ..................................       --          --         --       --       64,600            --        64,600
Fair value of conversion discount on
  convertible notes payable issued
  in April 1997 .................................       --          --         --       --      643,000            --       643,000
Compensation expense related to
  warrants issued in May 1997 to
  investors under SFAS No. 123 ..................       --          --         --       --       11,500            --        11,500
Fair value of conversion discount on
  convertible notes payable issued
  in May 1997 ...................................       --          --         --       --      274,000            --       274,000
Net loss for year ended May 31, 1997 ............       --          --         --       --           --    (7,006,479)   (7,006,479)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, May 31, 1997 ...........................       --          --  1,374,659   13,747   11,814,651   (10,704,933)    1,123,465
Shares issued upon conversion of
  notes payable and accrued interest ............       --          --  2,998,101   29,981    4,967,060            --     4,997,041
Fair value of warrants issued in
  June and July 1997 convertible
  debt offering under SFAS No. 123 ..............       --          --         --       --        7,800            --         7,800
Fair value of conversion discount on
  convertible notes payable issued
  in June and July 1997 .........................       --          --         --       --      166,000            --       166,000
Shares issued on exercise of stock
  warrants ......................................       --          --     36,000      360      224,640            --       225,000
Shares issued for purchase of GMTL ..............       --          --    153,402    1,534      742,466            --       744,000
Fair value of warrants issued for
  the purchase of GMTL under SFAS
  No. 123 .......................................       --          --         --       --       31,000            --        31,000
Fair value of warrants issued in
  December 1997 convertible debt
  offering under SFAS No. 123 ...................       --          --         --       --       32,000            --        32,000
Fair value of conversion discount on
  convertible notes payable issued
  in December 1997 ..............................       --          --         --       --      533,000            --       533,000
Shares issued pursuant to capital
  lease agreement ...............................       --          --     33,333      333       99,667            --       100,000
Sale of common stock ............................       --          --  1,257,734   12,577    1,487,423            --     1,500,000
Shares issued on exercise of stock options ......       --          --      4,790       48        1,860            --         1,908
Net loss for year ended May 31, 1998 ............       --          --         --       --           --    (6,324,986)   (6,324,986)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, May 31, 1998 ...........................       --          --  5,858,019   58,580   20,107,567   (17,029,919)    3,136,228
Shares issued on conversion of notes
  payable and accrued interest ..................       --          --  1,022,228   10,223    1,010,432            --     1,020,655
Fair value of warrants issued in June
  and August 1998 convertible debt
    offering under SFAS No. 123 .................       --          --         --       --       54,000            --        54,000
Fair value of conversion discount on
  convertible notes payable issued
  in June and August 1998 .......................       --          --         --       --      150,000            --       150,000
Fair value of conversion discount on
  accrued interest associated with
  convertible notes payable .....................       --          --         --       --       14,920            --        14,920
Shares issued for services ......................       --          --     30,000      300       29,700            --        30,000
Shares issued for purchase of United
  Waste Service, Inc. ...........................  320,000   3,200,000         --       --           --            --     3,200,000
Net loss for the four months ended
  September 30, 1998 ............................       --          --         --       --           --    (2,326,086)   (2,326,086)
                                                   -------  ----------  ---------  -------  -----------  ------------   -----------
Balance, September 30, 1998 .....................  320,000  $3,200,000  6,910,247  $69,103  $21,366,619  $(19,356,005)  $ 5,279,717
                                                   =======  ==========  =========  =======  ===========  ============   ===========

          See accompanying notes to consolidated financial statements.

                          GreenMan Technologies, Inc.
                     Consolidated Statements of Cash Flows

                                                                        Year Ended May 31,           Four Months Ended September 30,
                                                                      1997              1998             1997             1998
                                                                  -----------       -----------      -----------       -----------
                                                                                                     (unaudited)
Cash flows from operating activities:
    Net loss ...............................................      $(7,006,479)      $(6,324,986)     $(1,429,015)      $(2,326,086)
    Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
    Impairment loss ........................................        1,000,000                --               --                --
    Amortization of deferred financing costs ...............        1,685,201         1,746,234          688,380           468,470
    Write-off of notes receivable, joint venture and
      deposits .............................................          150,000                --               --           735,000
    Depreciation and amortization ..........................          555,300         1,313,454          335,077           520,580
    Common stock, warrants and options issued for
      services .............................................          646,203                --               --            30,000
    Loss on disposal of discontinued operations ............               --         1,100,000               --                --
    Write-down of equipment due to fire ....................               --                --               --         3,078,668
    Forgiveness of indebtedness ............................               --                --               --          (500,000)
    (Increase) decrease in assets:
        Accounts receivable ................................           54,611           486,914          159,695          (210,821)
        Inventory ..........................................          (28,409)          269,901          (49,479)           99,541
        Insurance claim receivable .........................               --                --               --        (2,120,284)
        Loan receivable, related party .....................          500,000                --               --                --
        Other current assets ...............................           38,452           172,279          (10,989)         (348,740)
    Increase (decrease) in liabilities:
        Accounts payable ...................................           96,861           202,468          520,776           199,158
        Accrued expenses ...................................          590,364           553,661          296,110           266,018
                                                                  -----------       -----------      -----------       -----------
           Net cash provided by (used for) operating
           activities ......................................       (1,717,896)         (480,075)         510,555          (108,496)
                                                                  -----------       -----------      -----------       -----------
Cash flows from investing activities:
    Acquisition deposit ....................................         (650,000)               --               --                --
    Purchase of property and equipment .....................         (637,944)       (1,146,177)        (389,248)         (385,001)
    Proceeds on disposal of property and equipment .........               --           810,000               --                --
    Refund of equipment deposits ...........................               --           100,000          100,000            15,000
    Cash acquired upon purchase of GMTL ....................               --           172,064               --                --
    Deferred loan costs ....................................               --          (322,000)        (173,800)               --
    Decrease (increase) in other assets ....................           14,425          (246,547)         (76,535)         (123,851)
                                                                  -----------       -----------      -----------       -----------
         Net cash used for investing activities ............       (1,273,519)         (632,660)        (539,583)         (493,852)
                                                                  -----------       -----------      -----------       -----------
Cash flows from financing activities:
    Net proceeds from convertible note payable .............        2,557,019         1,350,000               --           371,393
    Proceeds from notes payable ............................           46,550         3,511,379               --            70,680
    Repayment of notes payable .............................         (149,259)       (4,989,869)         (33,597)         (249,541)
    Net advances under line of credit ......................               --           279,309               --           437,508
    Proceeds from notes payable - related parties ..........          860,000           386,000          386,000                --
    Repayment of notes payable - related parties ...........         (893,950)          (58,829)         (15,282)          (19,415)
    Principal payments on obligations under
      capital leases .......................................         (184,720)       (1,015,393)        (120,353)          (28,025)
    Net proceeds on exercise of common stock
      options and warrants .................................              336           226,908          224,352                --
    Net proceeds on the sale of common stock ...............          706,460         1,500,000               --                --
                                                                  -----------       -----------      -----------       -----------
         Net cash provided by financing activities .........        2,942,436         1,189,505          441,120           582,600
                                                                  -----------       -----------      -----------       -----------
Net (decrease) increase in cash ............................          (48,979)           76,770          412,092           (19,748)
Cash and cash equivalents at beginning of period ...........          153,172           104,193          104,193           180,963
                                                                  -----------       -----------      -----------       -----------
Cash and cash equivalents at end of period .................      $   104,193       $   180,963      $   516,285       $   161,215
                                                                  ===========       ===========      ===========       ===========

                                   (Continued)
          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Concluded)

                                                                        Year Ended May 31,           Four Months Ended September 30,
                                                                      1997              1998             1997             1998
                                                                  -----------       -----------      -----------       -----------
                                                                                                     (unaudited)
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .....     $  993,062        $2,771,876       $       --        $       --
  Convertible note payable issued in settlement of capital
    lease ...................................................             --                --               --           300,000
  Common stock issued upon conversion of notes payable and
    accrued interest ........................................        825,000         4,997,041          700,000         1,020,655
  Common stock issued pursuant to capital lease agreement ...             --           100,000               --                --
  Value of conversion discounts and warrants issued in
    connection with convertible notes payable ...............      2,417,100           738,800          173,800           204,000
  Interest paid .............................................        232,987           672,996           55,200           186,240

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

     On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc. which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

2.   Acquisition of Subsidiaries - (Continued)

as an operating division of GMTG) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC") .The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

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

                                                 Years Ended May 31       Four Months Ended September 30,
                                                1997            1998            1997            1998
                                           -------------   -------------   -------------   -------------
Revenue                                    $ 16,366,122    $ 16,927,241    $  5,534,037    $  6,784,777
Income (Loss) From Continuing Operations     (7,021,351)     (4,156,586)       (115,063)        358,467
Net Loss                                     (7,610,445)     (5,917,540)     (1,401,561)     (2,064,462)
Net Loss per Weighted Average Share               (6.78)          (2.28)          (0.89)          (0.33)

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
                                             ========            ========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

7.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                         May 31,      September 30,   Estimated
                                          1998            1998      Useful Lives
                                      ------------    ------------    ----------
Land ..............................   $    879,162    $    879,162
Buildings .........................      2,490,980       2,561,924    5-25 years
Machinery and equipment ...........      5,552,609       4,007,240    3-20 years
Furniture and fixtures ............         79,184          91,564     3-7 years
Motor vehicles ....................      1,779,541       2,699,498    3-10 years
Leasehold improvements ............         52,626              --       5 years
                                      ------------    ------------
                                        10,834,102      10,239,388
Less accumulated depreciation
  and amortization                        (960,023)     (1,112,815)
                                      ------------    ------------
Property, plant and equipment, net    $  9,874,079    $  9,126,573
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

     In August 1998, the Company entered into a license agreement with a privately-held company under which it acquired the exclusive rights and license to use a series of four proprietary crumb rubber modification technologies (the "technologies") for use in the asphalt industry. In connection with this license the Company is required to pay $150,000 over a twelve month period ($30,000 paid as of September 30, 1998) and issue warrants to purchase 78,829 shares of common stock at $1.11 per share that are exercisable for a two year period as each of the four technologies are conveyed to the Company (315,316 shares in total). The Company is required to pay a royalty fee on the sale of crumb rubber incorporating the licensed technologies when the processes are commercialized.

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

     The Company issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. The Company recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. During the period of October to December 1998, $192,500 of Additional Debentures and $15,734 of accrued interest were converted into 731,288 shares of common stock.

     The deferred charges are being amortized over the estimated life of the Initial and Additional Debentures. Amortization and interest expense for the year ended May 31, 1998 was $478,235. Amortization and interest expense for the period ending September 30, 1998 was $462,921.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

11.  Notes Payable

     On February 5, 1998, GMTM and GMTG collectively secured a $5.0 million asset-based credit facility (the "Credit Facility") from Heller Financial Inc. ("Heller"). The Credit Facility consisted of: (i) $1,400,000 of three year term notes secured by the real estate of GMTM and GMTG, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% and a balloon payment of $583,380 due in February 2001; (ii) $1,900,000 of three year term notes secured by the machinery and equipment of GMTM and GMTG, payable in monthly principal installments of $31,667, with interest at prime plus 1.75% and a balloon payment of $791,620 due in February 2001 and (iii) a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined, of GMTM and GMTG. The line of credit bears interest at prime plus 1.5%.

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

     The Company used the proceeds from the Credit Facility, to repay the balance of $3,906,071, including interest, due under the short-term note payable to BFI for the purchase of GMTM and GMTG (See Note 2). The Company also incurred approximately $322,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes. Amortization expense for both the year ended May 31, 1998 and the period ended September 30, 1998 was $35,782.

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

Notes Payable, Related Party

     Pursuant to the terms of the DuraWear stock purchase agreement, the Company assumed a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of the Company. The note is to be repaid in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5% (10.0% at May 31, 1998 and September 30, 1998), adjusted annually.

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

     Effective October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GMTL (See Note 5), the leased cryogenic equipment was destroyed. The Company renegotiated the capital lease obligation whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payments from the insurance company. The lessor has agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest starting in June 1999.

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

     The Company also assumed several equipment operating leases as a result of the United acquisition. Future annual rent commitments under equipment leases are as follows: 1999 - $114,000, 2000 - $106,000, 2001 - $90,000, 2002 - $68,000
and 2003 - $35,000. Rent expense for the four months ended September 30, 1998 was $9,898.

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

     During the period ended September 30, 1998, 1,022,228 shares of common stock were issued on conversion of the December 1997 Debentures (See Note 10).

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

Other Warrants

     In connection with the Company's initial public offering, warrants were issued to purchase 253,000 shares of common stock at $25.00 per share through September 28, 2000. Also in connection the conversion of preferred stock 260,000 Warrants were issued under the same terms.

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

                                                                                      Four Months Ended
                                               Year Ended May 31,                       September 30,
                                          ------------------------------        ------------------------------
                                             1997               1998               1997             1998
                                          ------------       -----------        -----------    ---------------
                                                                               (unaudited)
Net loss:
      As reported                          $7,006,479        $6,324,986         $1,429,015       $2,326,086
      Pro forma                             7,091,400         6,457,825          1,463,295        2,360,366
Net loss per share - basic:
      As reported                          $    (6.24)       $    (2.44)        $    (0.90)      $    (0.37)
      Pro forma                                 (6.32)            (2.49)             (0.93)           (0.38)

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15.  Stockholders' Equity - (Continued)

     Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

     The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended May 31, 1997 and 1998, respectively; dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 20% and 40%, respectively, and expected lives of 2 years. There were no options granted under the Plan during the period ended September 30, 1998.

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
                                           ===========        ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

17.  Income Taxes - (Continued)

The following differences give rise to deferred income taxes:

                                             May 31,         September 30,
                                              1998               1998
                                          -----------        ------------
Net operating loss carryforward .....     $ 4,583,000        $  5,012,000
Research tax credit carryforward ....          17,000              17,000
Non-deductible write-down of assets .         390,000             546,000
Other ...............................         260,000             543,000
                                          -----------        ------------
                                            5,250,000           6,118,000
Valuation reserve ...................      (5,250,000)         (6,118,000)
                                          -----------        ------------
Net deferred tax asset ..............     $        --        $         --
                                          ===========        ============

The change in the valuation reserve is as follows:

                                                                  Four Months Ended
                                        Years Ended May 31,         September 30,
                                      -----------------------   -----------------------
                                         1997         1998         1997         1998
                                      ----------   ----------   ----------   ----------
Balance at beginning of period ....   $1,383,000   $3,184,000   $3,184,000   $5,250,000
Increase due to current period
  net operating loss ..............    1,801,000    2,066,000      243,000      868,000
                                      ----------   ----------   ----------   ----------
Balance at end of period ..........   $3,184,000   $5,250,000   $3,427,000   $6,118,000
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

18.  Letter of Intent

     On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The Company has recognized $223,000 of income under this agreement for the period ended September 30, 1998 and accounts receivable from Mac's amounted to $183,000 at September 30, 1998.

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

     At September 30, 1998, the Company's financial instruments consist of notes payable to related parties and banks and convertible notes payable. Notes payable to related parties and banks approximate their fair values as these instruments bear interest at market rates. The fair value of the $300,000 convertible note payable is $300,000 at September 30, 1998 as the conversion price per share is in excess of the fair value of the common stock. The fair value of the $839,740 in convertible notes payable outstanding is approximately $1,120,000 based on the fair value of the common stock issuable on conversion of the notes.

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

           Signature                                Title(s)                                  Date
    /s/ Maurice E. Needham                   Chairman of the Board                      January 26, 1999
    ----------------------
      Maurice E. Needham


      /s/ Robert H. Davis              Chief Executive Officer, President               January 26, 1999
      -------------------                         and Director
        Robert H. Davis


     /s/ Charles E. Coppa                Acting Chief Financial Officer,                January 26, 1999
     --------------------               Treasurer and Assistant Secretary
       Charles E. Coppa            (Principal Financial Officer and Principal
                                              Accounting Officer)


      /s/ Robert D. Maust               Vice President of Operations and                January 26, 1999
      -------------------                           Director
        Robert D. Maust


        /s/ Lew F. Boyd                             Director                            January 26, 1999
        ---------------
          Lew F. Boyd


        /s/ Jagruti Oza                             Director                            January 26, 1999
        ---------------
          Jagruti Oza