Form 10-Q
period 1998-12-31
GREENMAN TECHNOLOGIES INC
filed 1999-02-09
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For Quarter Ended  December 31, 1998       Commission File Number  1-13776
                     -----------------                               -------

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     71-0724248
   ----------------------------            ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

      7 Kimball Lane, Building A, Lynnfield, MA            01940
      -----------------------------------------           -------
      (Address of principal executive offices)           (Zip Code)

          Issuer's telephone number, including area code (781) 224-2411
                                                         --------------

                          May 31 ( former fiscal year )
                          -----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

               Number of shares outstanding as of February 8, 1999

                 Common Stock, $.01 par value, 10,990,305 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 1998

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----

Item 1. Financial Statements (*)

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 1998 and December 31, 1998                            3

           Unaudited Condensed Consolidated  Statements of Loss for the
           three months ended November 30, 1997 and December 31, 1998          4

           Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended December 31,
           1998                                                                5

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended November 30, 1997 and December 31, 1998        6-7

           Notes to Unaudited Condensed Consolidated Financial Statements   8-14

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              15-19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Changes in Securities                                                 20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

        Signatures                                                            21


* The financial information at September 30, 1998 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

** All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                              September 30,  December 31,
                                                                                                  1998           1998
                                                                                              ------------   ------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents ................................................................  $    161,215   $    533,203
  Accounts receivable, trade, less allowance for doubtful accounts of $58,166 and
     $64,627 as of September 30, 1998 and December 31, 1998 ................................     1,685,885      2,083,141
  Inventory ................................................................................       229,037        182,988
  Insurance claim receivable ...............................................................     2,120,284      1,720,226
  Other current assets .....................................................................       740,859        657,606
                                                                                              ------------   ------------
        Total current assets ...............................................................     4,937,280      5,177,164
                                                                                              ------------   ------------
Property and equipment, net ................................................................     9,126,573      9,254,972
                                                                                              ------------   ------------
Other assets:
  Deferred financing costs .................................................................       306,304         21,111
  Deferred loan costs ......................................................................       250,436        237,805
  Goodwill, net ............................................................................     2,347,143      2,284,308
  Other ....................................................................................       439,023        351,400
                                                                                              ------------   ------------
                                                                                                 3,342,906      2,894,624
                                                                                              ------------   ------------
                                                                                              $ 17,406,759   $ 17,326,760
                                                                                              ============   ============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current .......................................................  $    300,000   $    300,000
  Notes payable, related party .............................................................         4,956             --
  Notes payable,current ....................................................................     1,678,399      1,837,764
  Accounts payable .........................................................................     1,714,529      1,841,452
  Accrued expenses, other ..................................................................     1,932,789      1,482,874
  Obligations under capital leases, current ................................................       542,058        558,418
                                                                                              ------------   ------------
        Total current liabilities ..........................................................     6,172,731      6,020,508
  Convertible notes payable, non current portion ...........................................       839,740        257,500
  Notes payable, non-current portion .......................................................     3,546,207      3,438,710
  Obligations under capital leases, non current portion ....................................     1,568,364      1,544,211
                                                                                              ------------   ------------
        Total liabilities ..................................................................    12,127,042     11,260,929
                                                                                              ------------   ------------
Stockholders' equity :
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
      Class B convertible, liquidation value $10 per share,
      320,000 shares issued and outstanding ................................................     3,200,000      3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized;
      6,910,247 and  10,115,840 shares issued and outstanding at
      September 30,1998 and December 31, 1998 ..............................................        69,103        101,158
  Additional paid-in capital ...............................................................    21,366,619     22,341,491
  Accumulated deficit ......................................................................   (19,356,005)   (19,576,818)
                                                                                              ------------   ------------
        Total stockholders' equity .........................................................     5,279,717      6,065,831
                                                                                              ------------   ------------
                                                                                              $ 17,406,759   $ 17,326,760
                                                                                              ============   ============

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
               Unaudited Condensed Consolidated Statements of Loss

                                                         Three Months Ended
                                                      November 30,  December 31,
                                                          1997         1998
                                                      -----------   -----------
Net sales ..........................................  $ 3,061,578   $ 4,577,771
Cost of sales ......................................    2,059,131     3,219,583
                                                      -----------   -----------
Gross profit .......................................    1,002,447     1,358,188
                                                      -----------   -----------
Operating expenses:
    Research and development .......................       56,735        14,375
    Selling, general and administrative ............    1,044,831     1,127,063
                                                      -----------   -----------
        Total operating expenses ...................    1,101,566     1,141,438
                                                      -----------   -----------
Operating (loss) profit ............................      (99,119)      216,750
                                                      -----------   -----------
Other income (expense):
    Interest and financing costs ...................     (584,436)     (436,603)
    Other, net .....................................       (1,711)         (960)
                                                      -----------   -----------
        Other (expense), net .......................     (586,147)     (437,563)
                                                      -----------   -----------
Loss from continuing operations ....................     (685,266)     (220,813)
Discontinued operations:
    Loss from discontinued operations ..............     (297,536)           --
                                                      -----------   -----------
Net loss ...........................................  $  (982,802)  $  (220,813)
                                                      ===========   ===========

Loss from continuing operations per share - basic ..  $     (0.40)  $     (0.02)
Loss from discontinued operations per share - basic         (0.18)           --
                                                      -----------   -----------
Net loss per share - basic .........................  $     (0.58)  $     (0.02)
                                                      ===========   ===========

Weighted average shares outstanding ................    1,695,987     9,109,847
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 1998

                                                   Preferred Stock        Common Stock      Additional
                                                 -------------------  --------------------    Paid-in    Accumulated
                                                  Shares    Amount      Shares     Amount     Capital       Deficit        Total
                                                 -------  ----------  ----------  --------  -----------  ------------   -----------
Balance, September 30, 1998 ...................  320,000  $3,200,000   6,910,247  $ 69,103  $21,366,619  $(19,356,005)  $ 5,279,717

Shares issued on conversion of notes
  payable and accrued interest ................       --          --   2,126,646    21,266      606,861            --       628,127

Fair value of conversion discount on
  accrued interest associated with
  convertible notes payable ...................       --          --          --        --       13,800            --        13,800

Sale of common stock ..........................       --          --   1,078,947    10,789      354,211            --       365,000

Net loss for the three  months ended
  December 31, 1998 ...........................       --          --          --        --           --      (220,813)     (220,813)
                                                 -------  ----------  ----------  --------  -----------  ------------   -----------

Balance, December 31, 1998 ....................  320,000  $3,200,000  10,115,840  $101,158  $22,341,491  $(19,576,818)  $ 6,065,831
                                                 =======  ==========  ==========  ========  ===========  ============   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                      Three Months Ended
                                                                                  November 30,  December 31,
                                                                                      1997          1998
                                                                                  -----------    ---------
Cash flows from operating activities:
    Net loss ..................................................................   $  (982,802)   $(220,813)
    Adjustments to reconcile net loss to net cash provided by
    (used for ) operating activities:
    Amortization of deferred financing costs ..................................       287,394      285,193
    Depreciation and amortization .............................................       310,760      428,454
    (Increase) decrease in assets:
        Accounts receivable ...................................................       135,203     (397,256)
        Inventory .............................................................        11,978       46,049
        Insurance claim receivable ............................................            --      400,058
        Other current assets ..................................................      (101,775)      83,253
    Increase (decrease) in liabilities:
        Accounts payable ......................................................        (6,525)     126,923
        Accrued expenses ......................................................       769,363     (404,028)
                                                                                  -----------    ---------
         Net cash provided by (used for ) operating activities ................       423,596      347,833
                                                                                  -----------    ---------
Cash flows from investing activities:
    Purchase of property and equipment ........................................      (494,455)    (450,883)
    Refund of deposit on equipment ............................................       100,000           --
    Deferred loan costs .......................................................            --      (14,205)
    Cash acquired on purchase of Cryopolymers Inc. ............................       172,064           --
    (Increase) decrease in other assets .......................................        55,058       85,124
                                                                                  -----------    ---------
         Net cash used for investing activities ...............................      (167,333)    (379,964)
                                                                                  -----------    ---------
Cash flows from financing activities:
    Net advances under line of credit .........................................            --       92,971
    Repayment of notes payable ................................................      (376,807)    (241,522)
    Proceeds from notes payable ...............................................        99,380      200,419
    Repayment of notes payable, related party .................................       (13,458)      (4,956)
    Principal payments on obligations under capital leases ....................       (42,201)      (7,793)
    Net proceeds on the sale of common stock ..................................            --      365,000
    Net proceeds on exercise of common stock warrants .........................       101,250           --
                                                                                  -----------    ---------
      Net cash (used for) provided by financing activities ....................      (231,836)     404,119
                                                                                  -----------    ---------
Net increase in cash ..........................................................        24,427      371,988
Cash and cash equivalents at beginning of period ..............................       835,367      161,215
                                                                                  -----------    ---------
Cash and cash equivalents at end of period ....................................   $   859,794    $ 533,203
                                                                                  ===========    =========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .......................   $ 2,771,876    $      --
  Common stock issued upon conversion of notes payable and accrued interest ...     1,325,051      628,127
  Interest paid ...............................................................        51,481      134,343

                                   (Continued)
See accompanying notes to unaudited condensed consolidated financial statements.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

1.    Business

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") operates two business segments, the tire recycling operations (the "Recycling operations") located in Jackson and Lawrenceville, Georgia; Savage, Minnesota; Batesburg, South Carolina; and St. Francisville, Louisiana and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers was renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL ceased processing operations in August 1998 due to a fire and GMTL's facility was completely closed in December 1998.

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

2.    Basis of Presentation

      The consolidated financial statements include the results of the Company, GMTM, GMTG and DuraWear for all periods presented, GMTL since November 19, 1997 and GMTSC since September 4, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998 and as a result, the consolidated financial statements of the Company were restated to reflect the operating results of the facility as a separate line item for all periods presented.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the transition period ended September 30, 1998 included in the Company's Form 10-KSB/A-1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations, although the Company believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

 3.   Change in Fiscal Year

      On June 24,1998, the Board of Directors of the Company adopted a change of its fiscal year-end from May 31 of each year to September 30. Accordingly, during the first full year of the newly adopted fiscal period, quarterly results for the periods ended December 1998, March 1999 and June 1999 will be compared to prior fiscal periods ended November 1997, February 1998 and May 1998 respectively. Management believes there are no significant factors which would negatively impact the comparability of the information or trends reflected.

4.    Net Loss Per Share

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary all of the outstanding common stock of Cryopolymers Inc., (renamed "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) 153,402 shares of common stock (then valued at $744,000); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the warrants to purchase 260,000 shares of common stock at varying prices. The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since November 19, 1997. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000. In August 1998, GMTL's facility was severely damaged by a fire which necessitated the closure of the operation. As a result, the remaining goodwill balance was expensed as of September 30,1998.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

5.    Acquisition of Subsidiaries - (Continued)

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation preference of $10 per share. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc., which provided $850,000 in cash that was required for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported as an operating division of GMTG) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC") .The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

      The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and the subsidiaries as if the acquisitions had occurred at the beginning of fiscal year ended May 31,1998. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                               Three Months Ended
                                                   November 30,
                                                      1997
                                                 --------------
Revenue                                          $ 4,337,748
Net (Loss) Profit From Continuing Operations        (632,304)
Net Loss                                            (929,840)
Net Loss per Weighted Average Share                    (0.51)

6.    Insurance Claim Receivable on Casualty Loss

      In August 1998, GMTL's facility was damaged by a fire which necessitated the closure of the operation. The Company does not intend to rebuild in St. Francisville, Louisiana and is still assessing alternatives for replacing equipment and re-establishing crumb rubber capabilities either on its own or through alliances with existing crumb rubber producers and/or crumb rubber users.

      Under the terms of GMTL's $3,000,000 property insurance policy, the Company anticipates initially receiving approximately $2,050,000. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company has invested $3,000,000 (replacement policy limit) in alternative equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this will be the case. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMTL to receive the remaining funds due under the policy. The Company will recognize as income the remaining $950,000 of insurance proceeds when it has received the funds from the insurance company and replaces the damaged property. As a result of the closure of GMTL, management wrote down all GMTL assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

6.    Insurance Claim Receivable on Casualty Loss - (Continued)

      The Company also recorded an insurance receivable of $170,226 at December 31, 1998 associated with its business interruption policy. As of December 31, 1998, the Company has received $500,000 of advance payments from the insurance company against the total insured loss.

      On December 31, 1998, The Company reached an agreement in principal with the lessor of GMTL's cryogenic equipment capital lease obligation whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payment from the insurance company. The lessor agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and is payable in monthly payments of $21,144 including interest and principal starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30, 1998. The Company, however, has subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring. The Company believes that the lessor is bound by its December 31, 1998 agreement. However, there can be no assurance that this will be the case. The parties are currently in negotiations to resolve this dispute.

7.    Inventory

Inventory consists of the following:

                                                   September 30,    December 31,
                                                        1998            1998
                                                     ---------        --------
      Raw materials ..........................       $   8,517        $  6,578
      Work in process ........................          19,552              --
      Finished goods .........................         200,968         176,410
                                                     ---------        --------
                                                     $ 229,037        $182,988
                                                     =========        ========

8.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                            September 30,    December 31,   Estimated Useful
                                                1998             1998            Lives
                                            -------------    ------------   ----------------
Land ...................................     $   879,162      $   879,162
Buildings ..............................       2,561,924        2,557,500        5-25 years
Machinery and equipment ................       4,007,240        4,250,656        3-20 years
Furniture and fixtures .................          91,564           98,247         3-7 years
Motor vehicles .........................       2,699,498        2,904,706        3-10 years
                                             -----------      -----------
                                              10,239,388       10,690,271
Less accumulated depreciation
and amortization .......................      (1,112,815)      (1,435,299)
                                             -----------      -----------
Property, plant and equipment (net) ....     $ 9,126,573      $ 9,254,972
                                             ===========      ===========

                       GreenMan Technologies, Inc.
      Notes To Unaudited Condensed Consolidated Financial Statements
                            December 31, 1998

9.    Discontinued Operations

      In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services. During the year ended May 31, 1998 and the three months ended November 30, 1997, the Facility's revenues totaled $1,126,627 and $327,760 respectively.

      Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded an estimated loss on disposal of the Facility of $1,100,000 and wrote down the Facility's net assets to their estimated fair market value. The consolidated financial statements of the Company were restated to reflect the net operating results of the Facility as a separate line item for all periods presented. The Company reported a loss from discontinued operations for the year ended May 31, 1998 and the three months ended November 30, 1997 of $660,954 and $297,536 respectively. In July 1998, the Company disposed of the remaining assets and converted $300,000 of the capital lease obligations into a $300,000, 10% convertible note payable. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option, at $1.38 per share. As of December 31, 1998, the Company has not made any payments on the convertible note payable and is currently in default. The Company has classified the entire principal amount of the note as a current liability. At September 30, 1998 and December 31, 1998, the Company has approximately $246,000 and $189,000, respectively of the facility's net obligations remaining which are included in accrued expenses. The Company is currently negotiating payment terms with the remaining creditors.

10.   Convertible Notes Payable

December 1997 Debentures

      In December 1997, the Company entered into securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent.

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

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holder's option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

10.   Convertible Notes Payable -(Continued)

      Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. As of September 30, 1998, $1,210,260 of the Initial Debentures and $57,955 of accrued interest has been converted into 1,121,212 shares of common stock. During the quarter ended December 1998, the remaining $389,740 of Initial Debentures and $28,457 of accrued interest were converted into 1,395,358 shares of common stock.

      The Company issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. The Company recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. During the quarter ended December 31, 1998, $192,500 of Additional Debentures and $15,734 of accrued interest was converted into 731,288 shares of common stock. In January 1999, the remaining $257,500 of Additional Debentures and $7,348 of accrued interest were converted into 833,443 shares of common stock.

      The deferred charges are being amortized over the estimated life of the Initial and Additional Debentures. Amortization and interest expense for the quarter ended December 31, 1998 was $311,383.

11.   Capital Leases.

      In October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GMTL, the leased cryogenic equipment was destroyed. On December 31, 1998 the Company reached an agreement in principal with the lessor of the capital lease equipment whereby the lessor agreed to forgive $500,000 of capital lease obligations at September 30, 1998 in return for a $500,000 payment when the Company receives additional payments from its insurance company. The lessor agreed to execute a 10-year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and is payable in monthly payments of $21,144 including interest starting in June 1999. The Company, however, has subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring. The Company believes that the lessor is bound by its December 31, 1998 agreement. However, there can be no assurance that this will be the case. The parties are currently in negotiations to resolve this dispute.

12.   Letter of Intent

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The Company has recognized $36,000 of income under this agreement for the quarter ended December 31, 1998 and accounts receivable from Mac's amounted to $184,200 at December 31, 1998.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1998

13.   Segment Information

      The Company has two principal operating groups: the recycling operations and the industrial materials operation. The recycling group collects, transports and processes scrap tires into feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. The industrial materials group manufactures and markets ceramic, polymer composite and alloy steel materials engineered to resist highly abrasive conditions experienced in material handling systems. Information with respect to industry segments is as follows:

                         At or For the Quarter Ended December 31, 1998
                         ---------------------------------------------
                                           Industrial
                             Recycling      Materials
                             Operations    Operations      Total
                             ----------    ----------      -----
Operating Revenues          $ 4,380,951    $  196,820   $ 4,577,771
Operating Profit (Loss)         647,171      (100,286)      546,875
Net Income (Loss)               528,924      (110,384)      418,539
Identifiable Assets          14,433,341     1,793,819    16,227,160
Depreciation/Amortization       354,589        31,455       386,044
Capital Expenditures            450,883            --       450,883

                         At or For the Quarter Ended November 30, 1997
                         ---------------------------------------------
                                           Industrial
                             Recycling      Materials
                             Operations    Operations      Total
                             ----------    ----------      -----
Operating Revenues          $ 2,401,342    $  660,236   $ 3,061,578
Operating Profit (Loss)         318,693        59,788       378,481
Net Income (Loss)               194,380        45,372       239,752
Identifiable Assets          11,550,810     2,343,656    13,894,466
Depreciation/Amortization       247,183        32,233       279,416
Capital Expenditures          4,266,281            --     4,266,281

      The difference between the cumulative net operating profit of the segments and the consolidated net operating profit at December 31, 1998 and November 30, 1997 is due to unallocated corporate overhead charges of $330,125 and $477,600, respectively. The difference between the cumulative net loss of the segments and the consolidated net loss at December 31, 1998 and November 30, 1997 is due to the operating profit differences noted above, corporate interest and financing costs of $309,227 and $447,418, respectively and $297,536 associated with discontinued operations at November 30, 1997.

14.   Market for Common Stock

      On October 29, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") stating that the Company's common stock would be delisted from NASDAQ if, in the ninety day period ended January 29, 1999, the Company could not demonstrate compliance with Nasdaq's $1.00 minimum bid price for ten consecutive trading days. As of January 29, 1999, the Company had not regained compliance with the minimum bid price requirement but has submitted a written appeal to Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock will be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq). The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the company's common stock on the OTC Bulletin Board.

      As of February 8, 1999, the Company's stock traded at or above $1.00 for a ten consecutive day period. The Company has notified the Nasdaq Listing and Hearing Review Committee of this fact and has requested acknowledgment of the Company's compliance with minimum bid requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB/A-1 filed for the transition period ended September 30, 1998.

      All share and per share data in this Form 10-QSB have been adjusted to give retroactive effect to a reverse split of the Company's Common Stock pursuant to which each five shares of Common Stock then outstanding were converted into one share. The reverse split became effective on March 23, 1998.

      On June 24,1998, the Board of Directors of the Company adopted a change of its fiscal year-end from May 31 of each year to September 30. Accordingly, during the first full year of the newly adopted fiscal period, quarterly results for the periods ended December 1998, March 1999 and June 1999 will be compared to prior fiscal periods ended November 1997, February 1998 and May 1998 respectively. Management believes there are no significant factors which would negatively impact the comparability of the information or trends reflected.

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

Overview

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") currently operates two business segments, the tire recycling operations (the "Recycling operations") located in Jackson and Lawrenceville, Georgia; Batesburg, South Carolina; Savage, Minnesota and the industrial material operation located in Birmingham, Alabama. Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's St. Francisville, Louisiana crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of the operation.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary, all of the capital stock of Cryopolymers, Inc., ("Cryopolymers") a processor of scrap tire chips into crumb rubber located in St. Francisville, Louisiana. Cryopolymers has been renamed GreenMan Technologies of Louisiana, Inc. ("GMTL"). GMTL ceased processing operations in August 1998 due to a fire and the St. Francisville facility was completely closed in December 1998.

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

      In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately held tire recycler located in Saltillo, Mississippi. In addition to scrap tire processing capacity of more than 4 million tires per year, Mac's also operates a state-permitted disposal site on about 40 acres of land. The Company has been operating the Mac's facility since June 1, 1998 under a management agreement (the "management agreement") and anticipates completing a purchase and sale agreement during the first quarter of calendar 1999. The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes.

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina and currently process over 5 million passenger tire equivalents annually. Lawrenceville operations are currently operating as a division of GMTG but will be eventually consolidated with ongoing Jackson, Georgia operations. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC"). The Company has not completed the filing of Form 8-K for the United acquisition. As a result, the Company is subject to a fine of up to $100 a day for the period until it completes its filing. The Company is also ineligible to register securities using SEC Form S-3 for a period of twelve months from the date on which it is current with respect to all of its SEC filings.

      The Company's wholly-owned subsidiary, DuraWear Corporation ("DuraWear") located in Birmingham, Alabama manufactures, installs and markets a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

Results of Operations

     Three Months ended December 31, 1998 Compared to the Three Months ended November 30, 1997

      Net sales for the three months ended December 31, 1998 were $4,577,771 as compared to $3,061,578 for the three months ended November 30, 1997. The increase of $1,516,193 or 50% was primarily attributable to the inclusion of revenues from the United acquisition of approximately $1,046,000 as they were acquired on September 4, 1998 and an internal growth in tires processed from existing operations of over 30% as compared to the three months ended November 30, 1997. This increase was offset by a $436,416 decrease in revenues from DuraWear during the three months ended December 31, 1998, compared to the three months ended November 30, 1997.

      Gross profit for the three months ended December 31, 1998 was $1,358,188 or 30% of net sales as compared to $1,002,447 or 33% of net sales for the three months ended November 30, 1997. The decrease was primarily attributable to decreased margins at DuraWear.

      Research and development expenditures were $14,375 for the three months ended December 31, 1998 as compared to $56,735 for the three months ended November 30, 1997. The decrease is due to the fact that during the prior fiscal year ended May 31, 1998, the Company expended a significant effort in the area of crumb rubber research and development. The effort resulted in the June 1998 Federal Highway Administration certification of the Company's crumb rubber modification technology for use in the asphalt industry.

      Selling, general and administrative expenses were $1,127,063 for the three months ended December 31, 1998, or 25% of sales as compared to $1,044,831 or 34% of sales, for the three months ended November 30, 1997. The three months ended December 31, 1998 include approximately $98,000 associated with employee termination benefits and the inclusion of the first full quarter of operating expenses of the United acquisition.

      As a result of the foregoing, the Company had an operating profit of $216,750 for the three months ended December 31, 1998 as compared to an operating loss of $99,119 for three months ended November 30, 1997.

      Interest and financing costs for the quarter ended December 31, 1998 decreased by $147,833 to $436,603 due to decreased amortization of the financing costs associated with the issuance of convertible debentures. Approximately $285,000 of financing costs were expensed during the period ended December 31, 1998 with $21,111 remaining to be amortized.

      The Company experienced a net loss of $220,813, or $0.02 per share for the three months ended December 31, 1998 as compared to a net loss of $982,802, or $0.58 per share for the three months ended November 30, 1997. The net loss for the three months ended November 30, 1997 includes a $297,536 loss from discontinued operations associated with the closure of the Company's injection molding operations in January 1998.

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

      The Company used the proceeds from the Credit Facility, to repay the balance of $3,906,071, including interest, due under the short-term note payable to BFI for the purchase of GMTM and GMTG. The Company also incurred approximately $322,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes.

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

      In December 1997, the Company entered into securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued Debentures in the aggregate principal amount of $1,600,000 (the "Initial Debentures") and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each Initial Debenture bears interest at 8% and is due December 15, 2000. The Initial Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the Debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the December Offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the Debentures. The Debentures automatically convert into shares of common stock upon maturity. The Company also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. The net proceeds from the December Offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. The Company paid $750,000 from the proceeds to BFI towards the outstanding loan payable for the purchase of GMTM and GMTG.

      Pursuant to the Debenture Agreements, the Debenture Holders agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase up to $175,000 or greater if mutually agreed upon in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate.

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

United Acquisition

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation preference of $10 per share. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc., which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported as an operating division of GMTG) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC") .The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

      The Company has not completed the filing of Form 8-K for the United acquisition. As a result, the Company is subject to a fine of up to $100 a day for the period until it completes its filing. The Company is also ineligible to register securities using SEC Form S-3 for a period of twelve months form the date on which it is current with respect to all of its SEC filings.

Private Offering of Common Stock

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. As of December 31, 1998, the Company sold 1,078,947 shares of uregistered common stock to investors including officers and directors of the Company (the "Investors" ) for approximately $365,000. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

      At December 31, 1998 the Company had cash of $533,203, a working capital deficit of $843,344, net capital of $6,065,831 and accumulated losses of $19,576,818.

      Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the equity financing commitment secured in December 1997, the sale of common stock in October and December 1998, the purchase of equipment through lease financing arrangements and the remaining availability under the Heller Credit Facility, should be sufficient to meet the Company's cash requirements through fiscal 1999. The Company expects that additional financing may be required after this time in order to fund continued growth. If the Company is unable to obtain additional financing, its ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Factors Affecting Future Results

      The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the ability of the Company' common stock and warrants to remain listed on the NASDAQ Stock Market (ii) the Company's ability to realize all amounts due under the GMTL property insurance policy (including the remaining $950,000); (iii) the Company's ability to reach satisfactory settlement with the remaining creditors of GMTL and the Company's closed injection molding operation; (iv) the Company's ability to reestablish or relocate the operations of GMTL or gain access to sufficient supplies of crumb rubber necessary for its modified asphalt needs;
(v); the impact of the Company's ongoing merger and acquisition activities; (vi) ability to obtain raw materials from suppliers on terms acceptable to the Company; and (vii) general economic conditions. The Company's plans and objectives, are based on assumptions that it will be successful in the production or purchase of crumb rubber at a price that will be competitive in the market, that the Company will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

      The Company has hired GraVoc Associates, Inc. to assess and replace its office PCs that are not year 2000 compatible during calendar 1999. The Company is in the process of obtaining written confirmation that software is year 2000 compatible. The amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

      The Company has initiated a process to (1) identify critical supplier and customer related issues, (2) access the year 2000 readiness of equipment located at all of its operating facilities and (3) determine what contingency plans may be required. At this time, the potential effects in the event that the Company or third parties are unable to resolve year 2000 problems timely are not determinable, however, the Company believes it will be able to resolve its own year 2000 issues.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There have been no significant changes in legal proceedings during the quarter ended December 31, 1998

Item 2.     Changes in Securities

            None

Item 3      Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10.80 -- Management Agreement between GreenMan Technologies of Mississippi, Inc. and Mac's Tire Recyclers.

            Exhibit 11 -- Statement regarding net loss per share.

            Exhibit 27 -- Financial Data Schedule.

      (b)   Reports on Form 8-K

      A report on Form 8-K was filed on October 5, 1998 describing the Company's acquisition of the tire recycling assets of United Waste Service, Inc. This
Form 8-K is not yet complete.

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

                                         By: GreenMan Technologies, Inc.


                                             /s/ Robert H. Davis
                                             -------------------
                                             Robert H. Davis
                                             Chief Executive Officer


        Signature                     Title(s)                      Date
        ---------                     --------                      ----


   /s/ Robert H. Davis        Chief Executive Officer,        February 9, 1999
   --------------------        President and Director
   Robert H. Davis

   /s/ Charles E. Coppa    Acting Chief Financial Officer,    February 9, 1999
   --------------------        Treasurer and Secretary
   Charles E. Coppa