Form 10QSB
period 1999-03-31
GREENMAN TECHNOLOGIES INC
filed 1999-05-17
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter Ended March  31, 1999        Commission File Number  1-13776
                        ---------------                              ---------

                           GreenMan Technologies, Inc.
                       -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                     71-0724248
----------------------------------------------              -------------------
(State or other jurisdiction of incorporation                 I.R.S. Employer
               or organization)                             Identification No.)

   7 Kimball Lane, Building A, Lynnfield, MA                       01940
 --------------------------------------------                 ---------------
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

                                 Yes |X|  No |_|

                 Number of shares outstanding as of May 14, 1999

                 Common Stock, $.01 par value, 11,495,970 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                March 31, 1999

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                    Page
                                                                           ----

Item 1. Financial Statements (*)

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 1998 and March 31, 1999                              3

           Unaudited Condensed Consolidated Statements of Loss for the three months ended February 28, 1998 and March 31, 1999 and six months
           ended February 28, 1998 and March 31, 1999                         4

           Unaudited Condensed Consolidated Statement of Changes in
           Stockholders' Equity for the six months ended March 31, 1999       5

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the six months ended February 28, 1998 and March 31, 1999        6-7

           Notes to Unaudited Condensed Consolidated Financial Statements  8-16

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             17-22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    23

Item 2. Changes in Securities                                                23

Item 3. Defaults Upon Senior Securities                                      23

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     24

        Signatures                                                           25

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

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                           September30,      March 31,
                                                                                1998          1999
                                                                           ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents ............................................   $    161,215    $    355,632
  Accounts receivable, trade, less allowance for doubtful
  accounts of $58,166 and
     $60,600 as of September 30, 1998 and March 31, 1999 ...............      1,685,885       2,246,764
  Inventory ............................................................        229,037         141,826
  Insurance claim receivable ...........................................      2,120,284       1,750,000
  Other current assets .................................................        740,859         821,507
                                                                           ------------    ------------
     Total current assets ..............................................      4,937,280       5,315,729
                                                                           ------------    ------------
Property and equipment, net ............................................      9,126,573       8,990,770
                                                                           ------------    ------------
Other assets:
  Deferred financing costs .............................................        306,304              --
  Deferred loan costs ..................................................        250,436         196,764
  Goodwill, net ........................................................      2,347,143       1,897,463
  Other ................................................................        439,023         512,889
                                                                           ------------    ------------
                                                                              3,342,906       2,607,116
                                                                           ------------    ------------
                                                                           $ 17,406,759    $ 16,913,615
                                                                           ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current ...................................   $    300,000    $    300,000
  Notes payable, related party .........................................          4,956              --
  Notes payable, current ...............................................      1,678,399       2,391,114
  Accounts payable .....................................................      1,714,529       1,773,655
  Accrued expenses, other ..............................................      1,932,789       2,053,667
  Obligations under capital leases, current ............................        542,058       1,701,299
                                                                           ------------    ------------
     Total current liabilities .........................................      6,172,731       8,219,735
  Convertible notes payable, non-current portion .......................        839,740              --
  Notes payable, non-current portion ...................................      3,546,207       3,303,902
  Obligations under capital leases, non-current portion ................      1,568,364       1,100,000
                                                                           ------------    ------------
     Total liabilities .................................................     12,127,042      12,623,637
                                                                           ------------    ------------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
     Class B convertible, liquidation value $10.00 per
  share, 320,000 shares issued and
     outstanding at September 30, 1998 and March 31, 1999 ..............      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 6,910,247 and 11,495,970 shares issued and outstanding at
     September 30, 1998 and March 31, 1999 .............................         69,103         114,960
  Additional paid-in capital ...........................................     21,366,619      22,827,528
  Accumulated deficit ..................................................    (19,356,005)    (21,797,510)
                                                                           ------------    ------------
                                                                              5,279,717       4,344,978
    Notes receivable, common stock .....................................             --         (55,000)
                                                                           ------------    ------------
     Total stockholders' equity ........................................      5,279,717       4,289,978
                                                                           ------------    ------------
                                                                           $ 17,406,759    $ 16,913,615
                                                                           ============    ============

--------------------------------------------------------------------------------

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
               Unaudited Condensed Consolidated Statements of Loss


                                                               Three Months Ended        Six Months Ended
                                                      February 28,    March 31,     February 28,       March 31,
                                                         1998          1999              1998            1999
                                                    -------------   -------------   -------------   -------------
Net sales .......................................   $  2,271,066    $  3,804,660    $  4,672,408    $  8,185,611
Cost of sales ...................................      1,772,058       2,974,649       3,523,051       6,052,047
                                                    ------------    ------------    ------------    ------------
Gross profit ....................................        499,008         830,011       1,149,357       2,133,564
                                                    ------------    ------------    ------------    ------------
Operating expenses:
   Research and development .....................         51,735          16,250         108,470          30,625
   Selling, general and
   administrative ...............................        793,862         946,127       1,546,383       1,918,260
                                                    ------------    ------------    ------------    ------------
     Total operating expenses ...................        845,597         962,377       1,654,853       1,948,885
                                                    ------------    ------------    ------------    ------------
Operating (loss) profit .........................       (346,589)       (132,366)       (505,496)        184,679
                                                    ------------    ------------    ------------    ------------
Other income (expense):
   Interest and financing costs .................       (753,372)       (160,959)     (1,325,103)       (584,975)
   Casualty loss ................................             --        (955,000)             --        (955,000)
   Other, net ...................................          1,091          18,534           1,091          15,076
                                                    ------------    ------------    ------------    ------------
     Other (expense), net .......................       (752,281)     (1,097,425)     (1,324,012)     (1,524,899)
                                                    ------------    ------------    ------------    ------------
Loss from continuing operations .................     (1,098,870)     (1,229,791)     (1,829,508)     (1,340,220)
                                                    ------------    ------------    ------------    ------------
Discontinued operations:
   Loss from discontinued operations ............       (243,719)        (70,901)       (495,883)       (181,285)
   Loss on disposal of discontinued operations ..     (1,100,000)       (920,000)     (1,100,000)       (920,000)
                                                    ------------    ------------    ------------    ------------
                                                      (1,343,719)       (990,901)     (1,595,883)     (1,101,285)
                                                    ------------    ------------    ------------    ------------
Net loss ........................................   $ (2,442,589)   $ (2,220,692)   $ (3,425,391)   $ (2,441,505)
                                                    ============    ============    ============    ============

Loss from continuing operations per share - basic   $      (0.49)   $      (0.11)   $      (1.05)   $      (0.14)
Loss from discontinued operations
per share - basic ...............................          (0.11)          (0.01)          (0.29)          (0.02)
Loss on disposal of discontinued
operations- basic ...............................          (0.49)          (0.08)          (0.63)          (0.09)
                                                    ------------    ------------    ------------    ------------
Net loss per share - basic ......................   $      (1.09)   $       0.20)   $      (1.97)   $      (0.25)
                                                    ============    ============    ============    ============


Weighted average shares outstanding .............      2,236,756      11,171,235       1,737,178       9,788,142
                                                    ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 1999


                                                        Preferred Stock                   Common Stock            Additional
                                                   ---------------------------    ---------------------------       Paid-in
                                                       Shares        Amount         Shares          Amount          Capital
                                                   ------------   ------------    ----------     ----------------------------
Balance, September 30, 1998 ....................        320,000   $  3,200,000      6,910,247    $     69,103    $ 21,366,619
Shares issued on conversion of notes payable
  and accrued interest .........................             --             --      3,001,110          30,011         882,655
Fair value of conversion discount on accrued
  interest associated with convertible notes
  payable ......................................             --             --             --              --          16,100
Sale of common stock ...........................             --             --      1,538,613          15,386         539,614
Stock issued for services rendered .............             --             --         50,000             500          24,500
Shares issued for notes receivable .............             --             --             --              --              --
Shares purchased and retired ...................             --             --         (4,000)            (40)         (1,960)
Net loss for the six months ended March 31, 1999             --             --             --              --              --
                                                   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 1999 ........................        320,000   $  3,200,000     11,495,970    $    114,960    $ 22,827,528
                                                   ============   ============   ============    ============    ============


                                                    Accumulated      Common
                                                      Deficit          Stock            Total
                                                   -------------  -------------    --------------
Balance, September 30, 1998 ....................    $(19,356,005)   $         --    $  5,279,717
Shares issued on conversion of notes payable
  and accrued interest .........................              --              --         912,666
Fair value of conversion discount on accrued
  interest associated with convertible notes
  payable ......................................              --              --          16,100
Sale of common stock ...........................              --              --         555,000
Stock issued for services rendered .............              --              --          25,000
Shares issued for notes receivable .............              --         (55,000)        (55,000)
Shares purchased and retired ...................              --              --          (2,000)
Net loss for the six months ended March 31, 1999      (2,441,505)             --      (2,441,505)
                                                    ------------    ------------    ------------
Balance, March 31, 1999 ........................    $ 21,797,510    $    (55,000)   $  4,289,978
                                                    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                   Six Months Ended
                                                             February 28,       March 31,
                                                                1998              1999
                                                                ----              ----
Cash flows from operating activities:
   Net loss .............................................   $(3,425,391)   $(2,441,505)
   Adjustments to reconcile net loss to net cash (used)
   for operating activities:
   Amortization of deferred financing costs .............       794,354        306,304
   Depreciation and amortization ........................       669,264        924,826
   Common stock issued for accrued interest .............       214,615             --
   Loss on disposal of discontinued operations ..........     1,100,000        920,000
   Decrease (increase) in assets:
     Accounts receivable ................................       834,606       (560,879)
     Inventory ..........................................       242,931         87,211
     Insurance claim receivable .........................            --        370,284
     Other current assets ...............................      (200,197)       (80,648)
     Deferred offering costs ............................      (208,000)            --
     Deferred loan costs ................................       (50,000)        67,877
   (Decrease) increase in liabilities:
     Accounts payable ...................................      (479,769)        59,126
     Accrued expenses ...................................       346,796        484,088
                                                            -----------    -----------
        Net cash (used) for operating activities ........      (160,791)        67,817
                                                            -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment ...................      (984,680)      (972,203)
   Refund on equipment ..................................        13,000             --
   Cash acquired on purchase of Cryopolymers Inc. .......       117,064             --
   (Increase) in other assets ...........................       (57,651)       (55,525)
                                                            -----------    -----------
      Net cash (used for) investing activities ..........      (912,267)    (1,027,728)
                                                            -----------    -----------
Cash flows from financing activities:
   Net advances under line of credit ....................       204,678        519,584
   Repayment of notes payable ...........................    (4,715,912)      (492,016)
   Proceeds from notes payable ..........................     5,043,380        642,839
   Repayment of notes payable related parties ...........       (27,255)        (4,956)
   Principal payments on obligations under capital leases        (2,715)        (9,123)
   Net proceeds on the sale of common stock .............       225,000        550,000
   Repurchase of common stock ...........................            --         (2,000)
   Net proceeds on exercise of common stock warrants ....      (123,750)            --
                                                            -----------    -----------
    Net cash provided by financing activities ...........       603,426      1,154,328
                                                            -----------    -----------
Net (decrease) increase in cash .........................      (469,632)       194,417
Cash and cash equivalents at beginning of period ........       835,367        161,215
                                                            -----------    -----------
Cash and cash equivalents at end of period ..............   $   365,735    $   355,632
                                                            ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .   $ 3,055,791    $        --
  Common stock issued upon conversion of notes payable
  and accrued interest ..................................     2,355,791        912,666
  Interest paid .........................................       323,708        266,235

--------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flow
                                   (Concluded)

Supplemental Schedule of Non-cash Investing and Financing Activities

On November 19, 1997, Company purchased all of the capital stock of Cryopolymers, Inc. as follows:

Fair value of assets acquired                          $ 1,016,597
Fair value of liabilities assumed                          341,597
                                                       -----------
Fair value of net assets acquired                          675,000
Common stock issued                                       (744,000)
Value ascribed to warrants issued under SFAS No. 123      ( 31,000)
Excess of cost over fair value of net assets           $   100,000
                                                       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

1. Business

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") is in the business of collecting, shredding and marketing of scrap tires. The tire recycling operations (the "Recycling Operations") are located in Jackson and Lawrenceville, Georgia; Savage, Minnesota and Batesburg, South Carolina.

      Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation. In March 1999, the Company decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear"). DuraWear manufactures, installs and markets a diverse range of abrasive resistant ceramic and polymer products.

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

2. Basis of Presentation

      The consolidated financial statements include the results of the Company, GMTM and GMTG for all periods presented, GMTL since November 19, 1997 and GMTSC since September 4, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998. In March 1999, the Company decided to dispose of its operations at its DuraWear subsidiary effective March 1999. Management adopted a formal plan to dispose of DuraWear. As a result, the consolidated financial statements of the Company were restated to reflect the operating results of the discontinued operations as a separate line item for all periods presented.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary all of the outstanding common stock of Cryopolymers Inc., (renamed GreenMan of Louisiana or "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of (1) 153,402 shares of common stock (then valued at $744,000); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the warrants to purchase 260,000 shares of common stock at varying prices. The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since November 19, 1997.

      Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000. In August 1998, GMTL's facility was severely damaged by a fire which necessitated the closure of the operation. As a result, the remaining goodwill balance was expensed as of September 30, 1998.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

5. Acquisition of Subsidiaries - (Continued)

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc. which provided $850,000 in cash that was required for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported as an operating division of GMTG until February 1999 when consolidated into GMTG's Jackson location) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC") .The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

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



                                      Three Months          Six Months
                                         Ended                Ended
                                     February 28, 1998    February 28, 1998
                                     -----------------   ------------------

Revenue                               $ 3,547,236         $ 7,224,748
Net Loss From Continuing Operations    (1,045,908)         (1,723,584)
Net Loss                               (2,389,627)         (3,319,467)
Net Loss per Weighted Average Share        (1.07)             (1.91)

6. Insurance Claim Receivable on Casualty Loss

      In August 1998, GMTL's facility was damaged by a fire which necessitated the closure of the operation. The Company does not intend to rebuild in St. Francisville, Louisiana and does not plan to re-establish crumb rubber capabilities at this time.

      Under the terms of GMTL's $3,000,000 property insurance policy, the insurance company has agreed to pay approximately $2,050,000 as of March 31, 1999 towards the insured loss. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company's has invested at least $3,000,000 (replacement policy limit) in alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this will be the case or that the Company will ever receive the additional insurance proceeds. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMT to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received approval from the insurance company and has replaced the damaged property. As a result of the closure of GMTL, management wrote down all GMTL assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

6. Insurance Claim Receivable on Casualty Loss - (Continued)

      The Company also recorded an insurance receivable of approximately $200,000 at March 31, 1999 associated with its business interruption policy. In April 1999, the Company received the $200,000 from the insurance company.

      On December 31, 1998 the Company reached an agreement in principal with the lessor of GMTL's cryogenic equipment whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company received the actual cash value ("ACV") payment from the insurance company. The lessor agreed to execute a 10 year note payable with the Company for the remaining capital lease balance of $1,600,000. The note would bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest and principal starting in June 1999. The Company recorded this forgiveness of debt as other income for the period ended September 30, 1998. The Company, however, subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. The lessor also sought an additional $400,000 for cryogenic rubber recycling equipment the lessor contended was purchased on behalf of the Company. On May 14, 1999, the Company and the lessor reached a settlement whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to the Company; and withdraw from all legal proceedings against the Company. In return, the Company agreed to pay the lessor (1) $1,700,000 of escrowed insurance proceeds; (2) execute a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,500 and a balloon payment due May 2004; (3) issue 250,000 shares of common stock (valued at $190,000); (4) issue immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $.81 per share and (4) pay all fees associated with the settlement agreement. The Company has determined the total settlement to equal $3,255,000 resulting in an additional casualty loss to be recorded at March 31, 1999 of $955,000. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has pledged the common stock of GMTSC as collateral to the four officers for their personal guarantees. The Company has assigned a value of $200,000 to the cryogenic rubber recycling equipment and is currently marketing the equipment to potential purchasers.

7. Inventory

Inventory consists of the following:


                                        September 30,     March 31,
                                            1998            1999
                                        ------------   ------------
       Raw materials ..................   $   8,517     $   6,414
       Work in process ................      19,552           --
       Finished goods .................     200,968     $ 135,412
                                            -------      -------
                                          $  229,037    $ 141,826
                                          ==========    =========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                      September 30,    March 31,     Estimated
                                          1998           1999        Useful
                                                                        Lives
                                      -------------   ------------   -----------
Land ..............................   $    879,162    $    879,162
Buildings .........................      2,561,924       2,135,945    5-25 years
Machinery and equipment ...........      4,007,240       4,443,219    3-20 years
Furniture and fixtures ............         91,564          85,278    3-7 years
Motor vehicles ....................      2,699,498       3,002,395    3-10 years
                                       -----------     -----------
                                        10,239,388      10,545,999
Less accumulated depreciation
and amortization ..................     (1,112,815)     (1,555,229)
                                       -----------     -----------
Property, plant and equipment (net)      9,126,573       8,990,770
                                       ===========     ===========

9. Discontinued Operations

      In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services.

      Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded a loss on disposal of the Facility of $1,100,000 and wrote down the Facility's net assets to their estimated fair market value. The consolidated financial statements of the Company were restated to reflect the net operating results of the Facility as a separate line item for all periods presented. The Company reported a loss from discontinued operations associated with the Facility for the three months and six months ended February 28, 1998 of $216,384 and $513,920 respectively. In July 1998, the Company disposed of the remaining assets and converted $300,000 of capital lease obligations into a $300,000, convertible note payable that bears interest at the rate of 10% per annum. The note is payable in 36 monthly payments of $9,680 and is convertible into shares of the Company's common stock at the holder's option, at $1.38 per share. As of March 31, 1999, the note is in default and the note holder has commenced legal proceedings to collect all amounts due. The note bears interest at the rate of 18% per annum from and after an event of default. The Company has classified the note as a current liability and is in negotiations with the note holder to rectify the default. At September 30, 1998 and March 31, 1999, the Company had approximately $246,000 and $155,000, respectively of the Facility's net obligations remaining which are included in accrued expenses. The Company is currently negotiating payment terms with the remaining creditors, but has not reached settlement with such creditors.

      In March 1999, the Company decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the Company's core business of tire recycling. Management adopted a formal plan to dispose of DuraWear on March 31, 1999 (the "Measurement Date"). As a result, the Company recorded an estimated loss on disposal of DuraWear of $920,000 and has written down DuraWear's net assets to their estimated fair market value at March 31, 1999. On May 6, 1999, the Company signed a letter of intent to sell substantially all the assets of DuraWear to a third party. (See
Note 16 Subsequent Events)

      The consolidated financial statements of the Company have been restated to reflect the net operating results of DuraWear as a separate line item ("Loss from discontinued operations") for all periods presented. The Company reported a loss from discontinued operations associated with DuraWear for the three months ended February 28, 1998 of $27,335 and income from discontinued operations of $18,037 for the six months ended February 28, 1998 and a loss from discontinued operations of $70,901 and $181,285, respectively, for the three and six months ended March 31, 1999. At September 30, 1998 and March 31, 1999, DuraWear's assets totaled $1,979,493 and $994,351, respectively, and represented 11% and 6% of consolidated assets.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

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

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. As of March 31, 1999, all of the Initial Debentures and accrued interest have been converted into shares of common stock. Subsequent to March 31, 1999, the Company notified the Debenture Holders that it will not borrow the remaining $550,000 of the commitment and will issue the additional warrants.

      The Company issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise prices ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. The Company recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. During January 1999, the remaining $257,500 of Additional Debentures and $27,039 of accrued interest were converted into 874,465 shares of common stock.

      The deferred charges have been amortized over the estimated life of the Initial and Additional Debentures. Amortization and interest expense for the three and six months ended March 31, 1999 was $21,111 and $332,494, respectively.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

11. Letter of Intent

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. The Company operated the Mac's facility from June 1, 1998 until April 16, 1999 under a management agreement (the "management agreement"). The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The Company recognized no income under this agreement for the quarter ended March 31, 1999 and $36,000 for the six months ended March 31, 1999. The amount receivable from Mac's was approximately $151,000 at March 31, 1999. The management agreement term expired on April 16, 1999 and accordingly, the Company is no longer managing Mac's operations. Based upon due diligence, both parties have agreed not to proceed with the acquisition.

12. Capital Leases

      In October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GMTL, the leased cryogenic equipment was destroyed. On December 31, 1998 the company reached an agreement in principal with the lessor of GMTL's cryogenic equipment whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payment from the insurance company. The lessor agreed to execute a 10-year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and is payable in monthly payments of $22,144 including interest starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30, 1998. The Company, however, subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. The lessor also sought an additional $400,000 for cryogenic rubber recycling equipment the lessor contended was purchased on behalf of the Company. On May 14, 1999, the Company and the lessor reached a settlement whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to the Company; and withdraw from all legal proceedings against the Company. In return, the Company agreed to pay the lessor (1) $1,700,000 of escrowed insurance proceeds; (2) execute a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,500 and a balloon payment due May 2004; (3) issue 250,000 shares of common stock (valued at $190,000); (4) issue immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $.81 per share and (4) pay all fees associated with the settlement agreement. The Company has determined the total settlement to equal $3,255,000 resulting in an additional casualty loss to be recorded at March 31, 1999 of $955,000. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has pledged the common stock of GMTSC as collateral to the four officers for their personal guarantees. The Company has assigned a value of $200,000 to the cryogenic rubber recycling equipment and is currently marketing the equipment to potential purchasers.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

13. Common Stock Transactions

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). As of March 31, 1999, the Company has sold shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $555,000 of net proceeds. In January 1999, the Company advanced $55,000 to two officers of the Company under an 8.5% secured loan agreement with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of the Company's common stock owned by the officers. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

      In January 1999, the Company executed a two year investment banking and corporate financing agreement with Schneider Securities Inc. ("Schneider"). In exchange for services to be provided by Schneider, the Company agreed to pay $25,000 per year, issue 50,000 shares of unregistered common stock which are subject to an eighteen month lock-up agreement and issue (1) warrants to purchase 150,000 shares of common stock exercisable commencing in January 2000 for period of five years at prices ranging from $1.00 to $1.50 per share and (2) warrants to purchase 100,000 shares of common stock exercisable commencing in January 2001 for period of five years at prices ranging from $2.00 to $2.50 per share.

14. Market for Common Stock

      On October 29, 1998, the Company received notice from the NASDAQ Stock Market, Inc. ("NASDAQ") stating that the Company's common stock would be delisted from NASDAQ if, in the ninety day period ended January 29, 1999, the Company could not demonstrate compliance with NASDAQ's $1.00 minimum bid price for ten consecutive trading days. As of January 29, 1999, the Company had not regained full compliance with the minimum bid price requirement and requested an oral appeal to NASDAQ's Listing and Hearing Review Committee. On March 26, 1999, the Company also received notice from NASDAQ stating that the Company had violated marketplace rules regarding shareholder approval in connection with the September 1998 acquisition of the scrap tire collection and processing assets of United Waste Service, Inc. ("United").

      On April 9, 1999 the Company attended a hearing of the Listing and Hearing Review Committee and requested an extension of time in order to comply with the $1.00 minimum bid requirement. The Company also provided documentation substantiating that the Company did not violate the NASDAQ marketplace rules in regards to the United acquisition. The Company anticipates that delisting of the Company's common stock will be stayed until the Hearing Committee notifies the Company of their decision.

      On April 12, 1999, the Company received notice from NASDAQ requesting additional information to substantiate the Company's ability to sustain compliance with continued listing requirements in light of the Company's going concern opinion received at September 30, 1998.

      There can be no assurance, however, that the Company will be able to maintain NASDAQ listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by NASDAQ). The Company's management anticipates that the absence of the NASDAQ listing for the Company's common stock would have a material adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from NASDAQ, the Company expects that brokers would continue to make a market in the company's common stock on the OTC Bulletin Board but there can be no assurance that this will be the case.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

15. Segment Information

      The Company's principal business is collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel ("TDF"), civil engineering projects and/or for further processing into crumb rubber. In March 1999, the Company decided to discontinue operations at it's industrial materials subsidiary in order to eliminate continued operating losses and focus efforts on the Company's core business of tire recycling.

16. Subsequent Events

Letter of Intent to sell DuraWear

      On May 6, 1999, the Company signed a letter of intent to sell substantially all the assets of DuraWear to a third party. The transaction is subject to final due diligence by the buyer and approval of the proposed transaction by DuraWear's bank. The Company will retain all land and buildings subject to their existing mortgages and sell substantially all remaining assets for $18,000 plus assumed liabilities. If, however, the sum of DuraWear's cash, accounts receivables and polymer inventory does not exceed the liabilities assumed by the buyer, then the Company is responsible for the shortfall. The Company recorded a $920,000 estimated loss on disposal of DuraWear at March 31, 1999.

Crumb Rubber Modification Technology Agreement

      In August 1998, the Company entered into a license agreement with a privately-held company ("licensor") under which it acquired the exclusive rights and license to use a series of four proprietary technologies (the "technologies") to be developed for use in the asphalt industry. In connection with this license the Company was required to pay $150,000 over a twelve month period ($30,000 paid as of September 30, 1998 and $85,000 as of March 31, 1999) and issue warrants to purchase 78,829 shares of common stock of the company at $1.11 per share that are exercisable for a two year period as each of the four technologies are conveyed to the Company (315,316 shares in total).

      In April 1999, the Company and the licensor agreed to terminate the August 1998 license agreement. In return for payments made to date, the Company received assignment of two developed technologies for crumb rubber modification. The licensor also returned warrants to purchase 78,829 shares of the Company's common stock which were previously issued pursuant to the August 1998 agreement.

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

Overview

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") is in the business of collecting, shredding and marketing of scrap tires. The tire recycling operations (the "Recycling Operations") are located in Jackson and Lawrenceville, Georgia; Savage, Minnesota and Batesburg, South Carolina.

      Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation. In 1999, the Company decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear"). DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

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

      In January 1998, the Company closed its Molding operations in order to eliminate continued operating losses. The Molding operations were previously engaged in providing injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts. Management believes that third party contract manufacturers could provide the Company with equivalent injection molding capability at equal or less cost on an as-needed basis should there be a necessity to meet market demands in the future.

      In June 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. The Company operated the Mac's facility from June 1, 1998 until April 16, 1999 under a management agreement (the "management agreement"). The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The management agreement term expired on April 16, 1999.

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina. The Lawrenceville operations were previously an operating division of GMTG but were consolidated with ongoing Jackson, Georgia operations in February 1999. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC"). The Company completed the filing of Form 8-K for the United acquisition in April 1999. As a result, the Company is ineligible to register securities using SEC Form S-3 until April 2000.

      In March 1999, the Company decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear"). DuraWear manufactured, installed and marketed a diverse range of high quality ceramic, polymer composite, and alloy steel materials engineered to resist severe abrasive and corrosive conditions typically encountered in bulk material handling systems.

Results of Operations

   Three Months ended March 31, 1999 Compared to the Three Months ended February 28, 1998

      Net sales for the three months ended March 31, 1999 were $3,804,660 as compared to $2,271,066 for the three months ended February 28, 1998. The increase of $1,533,594 or 68% was primarily attributable to processing over 2.3 million more tires during the three months ended March 31, 1999 as a result of significant internal growth and the September 1998 acquisition of the United assets.

      Gross profit for the three months ended March 31, 1999 was $830,011 or 22% of net sales as compared to $499,008 or 22% of net sales for the three months ended February 28, 1998. The lower than average gross profit during the second quarter was attributable to the seasonality in the tire recycling industry as scrap tire generation is lower during the winter months; a 40% reduction in GMTSC production during the quarter due to equipment maintenance and the impact of consolidating the Georgia based United assets into GMTG.

      Research and development expenditures were $16,250 for the three months ended March 31, 1999 as compared to $51,735 for the three months ended February 28, 1998. The decrease is due to the fact that during the prior period, the Company expended a significant effort in the area of crumb rubber research and development. The effort resulted in the June 1998 Federal Highway Administration certification of the Company's crumb rubber modification technology for use in the asphalt industry.

      Selling, general and administrative expenses were $946,127 for the three months ended March 31, 1999, or 25% of sales as compared to $793,862 or 35% of sales, for the three months ended February 28, 1998.

      As a result of the foregoing, the Company had an operating loss of $132,366 for the three months ended March 31, 1999 as compared to an operating loss of $346,589 for three months ended February 28, 1998.

      Interest and financing costs for the three months ended March 31, 1999 decreased by $592,413 to $160,959 for the three months ended March 31, 1999 due to decreased interest and amortization of the financing costs associated with the issuance of convertible debentures. The Company recorded an additional $955,000 casualty loss during the three months ended March 31, 1999 associated with GMTL's August 1998 fire and the litigation that ensued therefrom.

      The $990,901 loss from discontinued operations for the three months ended March 31, 1999, includes a $90,701 loss from discontinued operations and a $920,000 estimated loss on disposal of discontinued operations associated with DuraWear, the Company's industrial materials subsidiary. The loss from discontinued operations for the three months ended February 28, 1998 includes a $216,384 loss from discontinued operations and a $1,100,000 loss on disposal of discontinued operations associated with the closure of the Company's injection molding operations in January 1998 and a $27,335 loss from discontinued operations associated with DuraWear.

      The Company experienced a net loss of $2,220,692, or $0.20 per share for the three months ended March 31, 1999 as compared to a net loss of $2,442,589, or $1.09 per share for the three months ended February 28, 1998.

Results of Operations

   Six Months ended March 31, 1999 Compared to the Six Months ended February 28, 1998

      Net sales for the six months ended March 31, 1999 were $8,185,611 as compared to $4,672,408 for the six months ended February 28, 1998. The increase of $3,513,203 or 75% was attributable to processing over 4.5 million more tires during the six months ended March 31, 1999 as a result of significant internal growth and the September 1998 acquisition of the United assets.

      Gross profit for the six months ended March 31, 1999 was $2,133,564 or 26% of net sales as compared to $1,149,357 or 25% of net sales for the six months ended February 28, 1998. The slight increase attributable to increased volume was offset by a lower than average gross profit during the second quarter due to the seasonality in the tire recycling industry as scrap tire generation is lower during the winter months; a 40% reduction in GMTSC production during the quarter due to equipment maintenance and the impact of consolidating the Georgia based United assets into GMTG.

      Research and development expenditures were $30,625 for the six months ended March 31, 1999 as compared to $108,470 for the six months ended February 28, 1998. The decrease is due to the fact that during the prior period, the Company expended a significant effort in the area of crumb rubber research and development. The effort resulted in the June 1998 Federal Highway Administration certification of the Company's crumb rubber modification technology for use in the asphalt industry.

      Selling, general and administrative expenses were $1,918,260 for the six months ended March 31, 1999, or 23% of sales as compared to $1,546,383 or 33% of sales, for the six months ended February 28, 1998.

      As a result of the foregoing, the Company had an operating profit of $184,679 for the six months ended March 31, 1999 as compared to an operating loss of $505,496 for the six months ended February 28, 1998.

      Interest and financing costs for the six months ended March 31, 1999 decreased by $740,128 to $584,975 for the six months ended March 31, 1999 due to decreased interest and amortization of the financing costs associated with the issuance of convertible debentures. The Company recorded an additional $955,000 casualty loss during the six months ended March 31, 1999 associated with GMTL's August 1998 fire and the litigation that ensued therefrom.

      The $1,101,285 loss from discontinued operations for the six months ended March 31, 1999, includes a $181,285 loss from discontinued operations and a $920,000 loss on disposal of discontinued operations associated with DuraWear, the Company's industrial materials subsidiary. The loss from discontinued operations for the six months ended February 28, 1998 includes a $513,920 loss from discontinued operations and a $1,100,000 loss on disposal of discontinued operations associated with the closure of the Company's injection molding operations in January 1998 and an $18,037 profit from discontinued operations associated with DuraWear.

      The Company experienced a net loss of $2,441,505, or $0.25 per share for the six months ended March 31, 1999 as compared to a net loss of $3,425,391, or $1.97 per share for the six months ended February 28, 1998.

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

      Pursuant to the Debenture Agreements, the Debenture Holders agreed to purchase up to an additional $2,000,000 in the aggregate of Debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase up to $175,000 or greater if mutually agreed upon in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements , the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders and placement agents warrants to purchase an additional 40,000 shares of Common Stock in the aggregate. . Subsequent to March 31, 1999, the Company notified the Debenture Holders that it will not borrow the remaining $550,000 of the commitment and will issue the additional warrants.

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

United Acquisition

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc. The Company paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into the Company's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation preference of $10 per share. Simultaneous with the acquisition, the Company entered into an equipment financing agreement with Heller Financial Inc., which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (reported as an operating division of GMTG) and Batesburg, South Carolina (incorporated as GreenMan Technologies, of South Carolina, Inc. "GMTSC"). The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since September 4, 1998. Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $2,015,000.

      The Company completed the filing of Form 8-K for the United acquisition in April 1999. As a result, of its delay in filing such Form 8-K, the Company is ineligible to register securities using SEC Form S-3 until April 2000 and is subject to certain penalties.

Private Offering of Common Stock

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. The offering was subsequently increased to $1,000,000 in March 1999. As of March 31, 1999, the Company has sold shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $555,000 of net proceeds. In January 1999, the Company advanced $55,000 to two officers of the Company under an 8.5% secured loan agreement with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of the Company's common stock owned by the officers. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance

      At March 31, 1999, the Company had cash of $355,632, a working capital deficit of $2,904,006, net capital of $4,289,978 and accumulated losses of $21,797,510. Approximately $290,000 of current liabilities will be settled through the issuance of common stock and warrants to purchase common stock.

      Based on the Company's operating plans management believes that the available working capital together with revenues from operations, the sale of common stock pursuant to the October 1998 private placement, the purchase of equipment through lease financing arrangements and the remaining availability under the Heller Credit Facility, should be sufficient to meet the Company's cash requirements through fiscal 1999. Management has identified and is currently evaluating several immediate financing alternatives which would enhance the Company's position and is diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to aggressively grow the business could be materially and adversely affected and the Company may be required to adjust its operating plans accordingly.

Factors Affecting Future Results

      The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the ability of the Company' common stock to remain listed on the NASDAQ Stock Market
(ii) the Company's ability to realize the remaining $950,000 amounts due under the its property insurance policy in conjunction with the fire at GMTL; (iii) the Company's ability to repay the $1,100,000 note due the cryogenic equipment lessor and other amounts due the remaining creditors of GMTL and the Company's closed injection molding operation; (iv) the Company's ability to conclude the sale of substantially all of DuraWear's assets pursuant to the May 1999 letter of intent; (v) the Company's ability to obtain additional financing at acceptable terms to fund continued internal growth (vi) the impact of the Company's ongoing merger and acquisition activities; and (vii) general economic conditions. The Company's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

      The Company has hired GraVoc Associates, Inc. to assess and replace its office PC's which are not year 2000 compatible during calendar 1999. The Company is in the process of obtaining written confirmation that software in year 2000 compatible. The amounts anticipated to be charged to expense related to the year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

      In addition, machinery and equipment often use or are controlled or monitored by electronic devices that contain embedded microchips. Such machinery and equipment cold be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

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

PART II - OTHER INFORMATION

Item 1      Legal Proceedings

            In February 1999, MAC Funding Corporation ("MAC") commenced an action in the United States District Court for the District of Massachusetts against the Company. The claim alleged that MAC is owed $315,000 (as of December 31, 1998) plus interest accruing thereon, attorneys' fees, and costs all as provided in a promissory note issued by the Company to MAC dated July 1, 1998. The Company did not file a defense to the claim and was noted in default by the court on April 29, 1999. The Company expects that a motion for default judgment will be sought by MAC in due course, as it does not believe it has any defense to the claim and will not oppose the motion for default judgment except as to excessive amounts claimed, if any, by MAC.

            In November 1998, St. Francisville Industrial Park, Inc. ("SFIP") commenced an action in the Twentieth Judicial District Court, Parish of West Feliciana, State of Louisiana. The claim alleged that as a result of the negligence of the Company or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana, Inc., as successor in interest to a lease between SFIP and Cryopolymers, Inc. burned and was damaged. SFIP is claiming $275,000 for damage to the building, $230,500 for unpaid rent since the date of the fire through to December 31, 1998. The Company has not yet filed a defense to this claim, but intends to do so. The Company believes that it has valid defenses to these claims and intends to defend them vigorously.

            In February 1999, Cryopolymers Leasing, Inc. ("CLI") commenced suit against the Company, GMTL and Lexington Insurance Company seeking, among other things, to set aside the December 31, 1998 agreement concerning the cryogenic equipment lease, enforce the term of an agreement by the Company to purchase or lease certain additional cryogenic rubber recycling equipment and for damages. On May 14, 1999, the Company and CLI reached a settlement of this suit whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to the Company; and withdraw from all legal proceedings against the Company. In return the Company agreed to pay the lessor (1) $1,700,000 of escrowed insurance proceeds; (2) execute a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,500 and a balloon payment due May 2004; (3) issue 250,000 shares of common stock (valued at $190,000);
            (4) issue immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $ .81 per share and (4) pay all fees associated with the settlement agreement. The Company has determined the total settlement to equal $3,255,000 resulting in an additional casualty loss to be recorded at March 31, 1999 of $955,000. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has assigned a value of $200,000 to the cryogenic rubber recycling equipment and is currently marketing the equipment to potential purchasers.

Item 2      Changes in Securities

            None

Item 3      Defaults Upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            The Company conducted a Special Meeting in lieu of an Annual Meeting of Stockholders on March 31, 1999. The matters considered at the meeting were (1) election of five members of the Board of Directors;
            (2) approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 to 30,000,000; (3) approve an increase in the shares of common stock authorized under the 1993 Stock Option Plan and (4) a proposal to ratify the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending September 30, 1999.

            The results of each vote was as follows:
                                                                        Broker
                                          For *   Against   Abstain*   Non Votes
                                       ---------  --------  --------  ----------
Vote 1 - Election of five (5)
members of the Board of Directors ..   5,683,871       --    68,436          --
Vote 2  - Amendment to the
Certificate of Incorporation to
increase the authorized number of
shares of Common Stock to
30,000,000 .........................   5,414,980  316,757    20,570   5,490,610
Vote 3 - Approve an increase to the
authorized  shares under the 1993
Stock Option Plan ..................   5,383,004  324,746    44,557          --
Vote 4 - Proposal to ratify the
selection of Wolf & Company, P.C as
independent auditors for the fiscal
year ending September 30, 1999 .....   5,707,161   21,280    23,866          --

* Information reported for Vote 1 reflects the voting results for four directors. Shareholders abstained from voting an additional 634,735 shares for one director who was successfully elected to the Board of Directors.

Item 5 Other Information

       None

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits
           Exhibit 11      --  Statement regarding net loss per share.
           Exhibit 10.81 -- Financial Consulting and Investment Banking Agreement between the Company and Schneider Securities dated January 22, 1999.

           Exhibit 27      --  Financial Data Schedule.

      (b) Reports on Form 8-K
          A report on Form 8-K/A-1 was filed on April 8, 1999 describing the Company's acquisition of the tire recycling assets of United Waste Services.

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

                                                 By: GreenMan Technologies, Inc.


                                                         /s/ Robert H. Davis
                                                         -------------------

                                                             Robert H. Davis
                                                         Chief Executive Officer

    Signature                          Title(s)                         Date
    ---------                          --------                         ----

/s/ Robert H. Davis      Chief Executive Officer, President         May 17, 1999
-------------------                and Director
 Robert H. Davis

/s/ Charles E. Coppa   Acting Chief Financial Officer, Treasurer    May 17, 1999
--------------------             and Secretary
 Charles E. Coppa