Form 10QSB
period 1999-06-30
GREENMAN TECHNOLOGIES INC
filed 1999-08-16
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended June 30, 1999          Commission File Number 1-13776

                           GreenMan Technologies, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                        71-0724248
----------------------------------                --------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

  7 Kimball Lane, Building A, Lynnfield, MA                          01940
  -----------------------------------------                          -----
  (Address of principal executive offices)                         (Zip Code)

           Issuer's telephone number, including area code (781) 224-2411
                                                          --------------

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No|_|

               Number of shares outstanding as of August 16, 1999

                 Common Stock, $.01 par value, 11,745,970 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 1999

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                    Page
                                                                           ----

Item 1. Financial Statements (*)

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 1998 and June 30, 1999                               3

           Unaudited Condensed Consolidated Statements of Operations for the three months ended May 31, 1998 and June 30, 1999 and nine months
           ended May 31, 1998 and June 30, 1999                               4

           Unaudited Condensed Consolidated Statement of Changes in
           Stockholders' Equity for the nine months ended June 30, 1999       5

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the nine months ended May 31, 1998 and June 30, 1999             6-7

           Notes to Unaudited Condensed Consolidated Financial Statements  8-16

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             17-22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 2. Changes in Securities                                                22

Item 3. Defaults Upon Senior Securities                                      23

Item 4. Submission of Matters to a Vote of Security Holders                  23

Item 5. Other Information                                                    23

Item 6. Exhibits and Reports on Form 8-K                                     23

        Signatures                                                           24


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

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                            September 30,     June 30,
                                                                                1998            1999
                                                                            ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents .............................................   $    161,215    $    131,803
  Accounts receivable, trade, less allowance for doubtful
  accounts of $58,166 and $51,706 as of September 30, 1998
  and June 30, 1999 .....................................................      1,685,885       2,089,154
  Inventory .............................................................        229,037              --
  Insurance claim receivable ............................................      2,120,284              --
  Other current assets ..................................................        740,859         745,023
                                                                            ------------    ------------
     Total current assets ...............................................      4,937,280       2,965,980
                                                                            ------------    ------------
Property and equipment, net .............................................      9,126,573       8,159,212
                                                                            ------------    ------------

Other assets:
  Deferred financing costs ..............................................        306,304              --
  Deferred loan costs ...................................................        250,436         169,927
  Goodwill, net .........................................................      2,347,143       1,847,090
  Real estate held for investment, net ..................................             --         712,185
  Other .................................................................        439,023         495,283
                                                                            ------------    ------------
                                                                               3,342,906       3,224,485
                                                                            ------------    ------------
                                                                            $ 17,406,759    $ 14,349,677
                                                                            ============    ============

                            LIABILITIES AND STOCKHOLDERS'
                                  EQUITY
Current liabilities:
  Convertible notes payable, current ....................................   $    300,000    $    300,000
  Notes payable, related party ..........................................          4,956              --
  Notes payable, current ................................................      1,678,399       2,079,624
  Accounts payable ......................................................      1,714,529       1,782,808
  Accrued expenses, other ...............................................      1,932,789       1,316,740
  Obligations under capital leases, current .............................        542,058              --
                                                                            ------------    ------------
     Total current liabilities ..........................................      6,172,731       5,479,172
  Convertible notes payable, non-current portion ........................        839,740              --
  Notes payable, non-current portion ....................................      3,546,207       3,102,844
  Obligations under capital leases, non-current portion .................      1,568,364       1,100,000
                                                                            ------------    ------------
     Total liabilities ..................................................     12,127,042       9,682,016
                                                                            ------------    ------------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized: Class B convertible, liquidation value
     $10.00 per share, 320,000 shares issued and
     outstanding at September 30, 1998 and June 30, 1999 ................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares
     authorized; 6,910,247 and 11,745,970 shares
     issued and outstanding at September 30, 1998
     and June 30, 1999 ..................................................         69,103         117,460
  Additional paid-in capital ............................................     21,366,619      23,127,528
  Accumulated deficit ...................................................    (19,356,005)    (21,722,327)
                                                                            ------------    ------------
                                                                               5,279,717       4,722,661
  Notes receivable, common stock ........................................             --         (55,000)
                                                                            ------------    ------------
     Total stockholders' equity .........................................      5,279,717       4,667,661
                                                                            ------------    ------------
                                                                            $ 17,406,759    $ 14,349,677
                                                                            ============    ============

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                        Three Months Ended           Nine Months Ended
                                                     May 31,       June 30,        May 31,         June 30,
                                                      1998          1999            1998            1999
                                                 ------------    ------------    ------------    ------------

Net sales ....................................   $  2,757,689    $  4,053,549    $  7,430,097    $ 12,239,161
Cost of sales ................................      1,905,392       3,158,219       5,428,443       9,210,266
                                                 ------------    ------------    ------------    ------------
Gross profit .................................        852,297         895,330       2,001,654       3,028,895
                                                 ------------    ------------    ------------    ------------
Operating expenses:
   Research and development ..................        491,717          15,750         600,187          46,625
   Selling, general and administrative .......      1,371,095         670,708       2,917,478       2,588,718
                                                 ------------    ------------    ------------    ------------
     Total operating expenses ................      1,862,812         686,458       3,517,665       2,635,343
                                                 ------------    ------------    ------------    ------------
Operating profit (loss) ......................     (1,010,515)        208,872      (1,516,011)        393,552
                                                 ------------    ------------    ------------    ------------
Other income (expense):
   Interest and financing costs ..............       (649,656)       (131,097)       (716,072)
   Casualty loss .............................             --              --              --        (955,000)
   Other, net ................................          7,913          (2,592)          9,004          12,483
                                                 ------------    ------------    ------------    ------------
     Other (expense), net ....................       (641,743)       (133,689)     (1,965,755)     (1,658,589)
                                                 ------------    ------------    ------------    ------------
Income (Loss) from continuing operations .....     (1,652,258)         75,183      (3,481,766)     (1,265,037)
                                                 ------------    ------------    ------------    ------------
Discontinued operations:
   Loss from discontinued operations .........       (147,596)             --        (643,479)       (181,285)
   Loss on disposal of discontinued operations             --              --      (1,100,000)       (920,000)
                                                 ------------    ------------    ------------    ------------
                                                     (147,596)             --      (1,743,479)     (1,101,285)
                                                 ------------    ------------    ------------    ------------
Net income (loss) ............................   $ (1,799,854)   $     75,183    $ (5,225,245)   $ (2,366,322)
                                                 ============    ============    ============    ============
Income (Loss)from continuing operations
    per share - basic ........................   $      (0.32)   $       0.01    $      (1.16)   $      (0.12)
Income (Loss) from discontinued operations
    per share - basic ........................          (0.03)             --           (0.21)          (0.02)
Income (Loss) on disposal of discontinued
    operations - basic .......................             --              --           (0.36)          (0.08)
                                                 ------------    ------------    ------------    ------------
Net income (loss) per share - basic ..........   $      (0.35)   $       0.01    $      (1.73)   $      (0.22)
                                                 ============    ============    ============    ============

Weighted average shares outstanding ..........      5,115,158      11,625,091       3,014,473      10,653,117
                                                 ============    ============    ============    ============

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 1999

                                                                                                         Notes
                                 Preferred Stock        Common Stock       Additional                 Receivable
                               -------------------  ---------------------    Paid-in     Accumulated    Common
                                Shares    Amount     Shares       Amount     Capital       Deficit       Stock       Total
                               -------  ----------  ----------   --------  -----------  ------------   --------   -----------
Balance, September 30, 1998 .  320,000  $3,200,000   6,910,247   $ 69,103  $21,366,619  $(19,356,005)  $     --   $ 5,279,717
Shares issued on conversion
   of notes payable
   and accrued interest .....       --          --   3,001,110     30,011      882,655            --         --       912,666
Fair value of conversion
   discount on accrued
   interest associated with
   convertible notes payable        --          --          --         --       16,100            --         --        16,100
Sale of common stock ........       --          --   1,538,613     15,386      539,614            --    (55,000)      500,000
Stock issued for
   services rendered ........       --          --      50,000        500       24,500            --         --        25,000
Shares purchased and retired        --          --      (4,000)       (40)      (1,960)           --         --        (2,000)
Shares issued in settlement
   of lease obligations .....       --          --     250,000      2,500      200,000            --         --       202,500
Fair value of warrants
   issued in settlement of
   lease obligations under
   SFAS No. 123 .............       --          --          --         --      100,000            --         --       100,000
Net loss for the nine
   months ended June 30, 1999       --          --          --         --           --    (2,366,322)        --    (2,366,322)
                               -------  ----------  ----------   --------  -----------  ------------   --------   -----------
Balance, June 30, 1999 ......  320,000  $3,200,000  11,745,970   $117,460  $23,127,528  $(21,722,327)  $(55,000)  $ 4,667,661
                               =======  ==========  ==========   ========  ===========  ============   ========   ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
                   Unaudited Condensed Consolidated Statements of Cash Flow


                                                                                       Nine Months Ended
                                                                                   May 31,        June 30,
                                                                                    1998            1999
Cash flows from operating activities:
    Net loss ...................................................................  $(5,225,245)  $(2,366,322)
    Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
    Amortization of deferred financing costs ...................................    1,099,657       306,304
    Depreciation and amortization ..............................................    1,074,613     1,228,211
    Common stock and warrants issued in settlement of lease obligations ........           --       302,500
       Loss on disposal of discontinued operations .............................    1,100,000       920,000
    Decrease (increase) in assets:
        Accounts receivable ....................................................      657,112      (478,242)
        Inventory ..............................................................      328,891       196,543
        Insurance claim receivable .............................................    2,120,284
        Other current assets ...................................................      133,102        (4,164)
        Deferred loan costs ....................................................     (322,000)           --
    (Decrease) increase in liabilities:
        Accounts payable .......................................................     (519,147)      190,367
        Accrued expenses .......................................................      445,910      (666,767)
                                                                                  -----------   -----------
           Net cash (used for) provided by operating activities ................   (1,227,107)    1,748,713
                                                                                  -----------   -----------
Cash flows from investing activities:
    Purchase of property and equipment .........................................   (1,091,329)   (1,116,297)
    Refund on equipment ........................................................      113,000            --
    Deposit on equipment .......................................................       (3,000)           --
    Cash acquired on purchase of Cryopolymers Inc. .............................      172,064            --
       Proceeds on disposal of property and equipment and other assets .........      810,000        16,451
    Increase in other assets ...................................................     (245,187)     (118,758)
                                                                                  -----------   -----------
         Net cash (used for) provided by investing activities ..................     (244,452)   (1,218,604)
                                                                                  -----------   -----------
Cash flows from financing activities:
    Net advances under line of credit ..........................................      279,309       221,914
    Net proceeds from convertible note payable .................................    1,350,000            --
    Repayment of notes payable .................................................   (4,980,899)     (588,286)
    Proceeds from notes payable ................................................    3,511,379       524,228
    Repayment of notes payable related parties .................................      (41,400)       (4,956)
    Principal payments on obligations under capital leases .....................     (904,393)   (1,010,422)
    Net proceeds on the sale of common stock ...................................    1,500,000       500,000
    Net proceeds on exercise of common stock warrants ..........................      103,158            --
    Repurchase of common stock .................................................           --        (2,000)
                                                                                  -----------   -----------
      Net cash provided by financing activities ................................      817,154      (559,521)
                                                                                  -----------   -----------
Net (decrease) increase in cash ................................................     (654,405)      (29,412)
Cash and cash equivalents at beginning of period ...............................      835,367       161,215
                                                                                  -----------   -----------
Cash and cash equivalents at end of period .....................................  $   180,962   $   131,803
                                                                                  ===========   ===========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ........................  $ 2,771,876   $        --
  Common stock issued upon conversion of notes payable and accrued interest ....    4,061,150       912,666
  Interest paid ................................................................      627,796       716,072

 See accompanying notes to unaudited condensed consolidated financial statements

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
                                                                    ==========

 See accompanying notes to unaudited condensed consolidated financial statements

                      GreenMan Technologies, Inc.
     Notes To Unaudited Condensed Consolidated Financial Statements
                             June 30, 1999

1. Business

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") is in the business of collecting, shredding and marketing scrap tires. The tire recycling operations (the "Recycling Operations") are located in Jackson and Lawrenceville, Georgia; Savage, Minnesota and Batesburg, South Carolina.

      Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation. In March 1999, the Company decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear") and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

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

      The Company discontinued operations at the Malvern, Arkansas molding operation effective January 1998. Management adopted a formal plan to dispose of the facility on January 31, 1998. Management adopted a formal plan to dispose of DuraWear in March 1999 and in June 1999 sold substantially all of DuraWear's assets to a third party. As a result, the consolidated financial statements of the Company were restated to reflect the operating results of the discontinued operations as a separate line item for all periods presented.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

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

4. Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, (determined using the treasury stock method) convertible debt, and preferred stock. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For all loss periods presented, options, warrants, convertible debt and preferred stock were anti-dilutive and excluded from the net loss per share computation.

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

      On November 19, 1997, the Company acquired as a wholly owned subsidiary all of the outstanding common stock of Cryopolymers Inc., (renamed GreenMan Technologies of Louisiana, Inc. or "GMTL") a privately-held crumb rubber producer located in St. Francisville, Louisiana. The purchase price consisted of
(1) 153,402 shares of common stock (then valued at $744,000); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The Company has determined the total purchase price to be $775,000 based upon the value of the common stock and a $31,000 value ascribed to the warrants to purchase 260,000 shares of common stock at varying prices. The acquisition has been accounted for as a purchase and accordingly, the operations of GMTL are included in the consolidated financial statements since November 19, 1997.

      Goodwill was recorded as the total consideration paid by the Company exceeded the fair value of the net assets acquired by $100,000. In August 1998, GMTL's facility was severely damaged by a fire which necessitated the closure of the operation. As a result, the remaining goodwill balance was expensed as of September 30, 1998.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

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

      The following unaudited proforma financial information summarizes the consolidated results of operations of the Company and the subsidiaries as if the acquisitions had occurred at the beginning of fiscal year ended May 31, 1998. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                           Three Months          Nine Months
                                              Ended                 Ended
                                           May 31, 1998          May 31, 1998
                                           ------------          ------------
Revenue                                     $4,033,859           $11,258,607
Net Loss From Continuing Operations           (957,553)           (2,681,137)
Net Loss                                    (1,746,892)           (5,066,359)
Net Loss per Weighted  Average Share             (0.34)                (1.68)

6. Insurance Claim Receivable on Casualty Loss

      In August 1998, GMTL's facility was damaged by a fire which necessitated the closure of the operation. The Company does not intend to rebuild in St. Francisville, Louisiana and does not plan to re-establish crumb rubber processing capabilities at this time.

      Under the terms of GMTL's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 may be paid if the Company can demonstrate, to the insurance company's satisfaction, that the Company has invested at least $3,000,000 (replacement policy limit) in alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this will be the case or that the Company will ever receive the additional insurance proceeds. In January 1999, the Company submitted a proposal to the insurance company, which would allow GMT to receive the remaining funds due under the policy. The Company will recognize the remaining $950,000 of insurance proceeds when it has received such funds from the insurance company and has replaced the damaged property. As a result of the closure of GMTL, management wrote down all GMTL assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000. In April 1999, the Company received approximately $200,000 from the insurance company associated with its business interruption policy.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

6. Insurance Claim Receivable on Casualty Loss- (Continued)

      On December 31, 1998 the Company reached an agreement in principle with the lessor of GMTL's cryogenic equipment whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company received the actual cash value ("ACV") payment from the insurance company. The lessor agreed to execute a 10-year note payable with the Company for the remaining capital lease balance of $1,600,000. The note would bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest and principal starting in June 1999. The Company recorded this forgiveness of debt as other income for the period ended September 30, 1998. The Company, however, subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. The lessor also sought an additional $400,000 for cryogenic rubber recycling equipment the lessor contended was purchased on behalf of the Company.

      On May 14, 1999, the Company and the lessor reached a settlement whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership to the Company of certain additional cryogenic rubber recycling equipment purchased by the lessor on behalf of the Company; and withdraw from all legal proceedings against the Company. In return, the Company
(1) paid the lessor $1,700,000 of escrowed insurance proceeds; (2) executed a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due May 2004; (3) issued 250,000 shares of common stock (valued at $202,500); (4) issued immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $ .81 per share and (5) paid all fees associated with the settlement agreement. The Company determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000 which was recorded at March 31, 1999. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has pledged the common stock of GMTSC as collateral to the four officers for their personal guarantee. The Company is currently marketing the additional cryogenic rubber equipment to potential purchasers.

7. Inventory

Inventory consists of the following:
                                                                September
                                                                 30, 1998
                                                                ---------
           Raw materials ...............................        $  8,517
           Work in process .............................          19,552
           Finished goods ..............................         200,968
                                                                --------
                                                                $229,037
                                                                ========

           All inventory is associated with DuraWear and was sold to a third party in June 1999.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                               September 30,            June 30,         Estimated Useful
                                                   1998                   1999                 Lives
                                               -------------          -----------        ----------------
Land ...................................        $   879,162           $   655,377
Buildings ..............................          2,561,924             1,647,545            5-25 years
Machinery and equipment ................          4,007,240             4,564,928            3-20 years
Furniture and fixtures .................             91,564                88,023             3-7 years
Motor vehicles .........................          2,699,498             3,000,034            3-10 years
                                                -----------           -----------
                                                 10,239,388             9,955,907
  Less accumulated depreciation
  and amortization                               (1,112,815)           (1,796,695)
                                                -----------           -----------
  Property, plant and equipment (net)           $ 9,126,573           $ 8,159,212
                                                ===========           ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

9. Discontinued Operations

      In January 1998, the Company discontinued operations at its Malvern, Arkansas facility (the "Facility"). The Facility was previously engaged in providing injection molding manufacturing services.

      Management adopted a formal plan to dispose of the Facility on January 31, 1998. As a result, the Company recorded a loss on disposal of the Facility of $1,100,000 and wrote down the Facility's net assets to their estimated fair market value. The consolidated financial statements of the Company were restated to reflect the net operating results of the Facility as a separate line item for all periods presented. The Company reported a loss from discontinued operations associated with the Facility for the nine months ended May 31, 1998 of $513,920. In July 1998, the Company disposed of the remaining assets and converted $300,000 of capital lease obligations into a $300,000, convertible note payable that bears interest at the rate of 10% per annum. The note is payable in 36 monthly payments of $9,680 and is convertible into shares of the Company's common stock at the holder's option, at $1.38 per share. As of June 30, 1999, the note is in default and the note holder has commenced legal proceedings to collect all amounts due. The note bears interest at the rate of 18% per annum from and after an event of default. The Company has classified the note as a current liability and is in negotiations with the note holder to rectify the default. At September 30, 1998 and June 30, 1999, the Company had approximately $246,000 and $109,000, respectively of the Facility's net obligations remaining which are included in accrued expenses. The Company is currently negotiating payment terms with the remaining creditors, but has not reached settlement with such creditors.

      In March 1999, the Company decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the Company's core business of tire recycling. Management adopted a formal plan to dispose of DuraWear on March 31, 1999 (the "Measurement Date"). As a result, the Company recorded an estimated loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value at March 31, 1999. On June 14, 1999, the Company sold substantially all the assets of DuraWear to a third party. Pursuant to the terms of the agreement, the third party paid $16,451 for substantially all assets and liabilities of DuraWear, excluding land and buildings, which were retained by the Company subject to the existing mortgage. In order to obtain a release from the mortgage holder of it's security interest in the assets sold, the Company was required to reduce the outstanding principal balance by $8,193 and an officer of the Company was required to provide a personal guarantee. The third party also executed a one year lease for use of the land and buildings retained by the Company at a monthly rental of $4,500. The lease automatically renews for an additional two
(2) one year terms unless notice of non-renewal is given by the third party at least ninety days prior to the end of the term. The Company has granted the third party an option to purchase the land and buildings for $850,000 during the term of the lease.

      The consolidated financial statements of the Company have been restated to reflect the net operating results of DuraWear as a separate line item ("Loss from discontinued operations") for all periods presented. The Company reported a loss from discontinued operations associated with DuraWear for the three months ended May 31, 1998 of $147,596 and $129,559 for the nine months ended May 31, 1998 and a loss from discontinued operations of $181,285, for the nine months ended June 30, 1999. At September 30, 1998 and June 30, 1999 DuraWear's assets totaled $1,979,493 and $712,185, respectively, and represented 11% and 5% of consolidated assets.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

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

      Pursuant to the Debenture Agreements, the Debenture Holders have agreed to purchase up to an additional $2,000,000 in the aggregate of debentures ("Additional Debentures") in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion of the Debentures. Each tranche shall be for the purchase of between $75,000 and $175,000 in Additional Debentures and may be completed at the election of the Company subject to certain conditions. Each Additional Debenture shall bear similar terms to the Initial Debentures including the issuance of warrants per Additional Debenture to both the Debenture Holders and the placement agent. The Additional Debentures are convertible at the holders option, within two days of issuance. Pursuant to the terms of the Debenture Agreements, the Company is obligated to borrow at least $1,000,000 in Additional Debentures or the Company must provide the Debenture Holders As of June 30, 1999, all of the Initial Debentures and accrued interest have been converted into shares of common stock. The Company has notified the Debenture Holders that it will not borrow the remaining $550,000 of the commitment and will issue the additional warrants.

      The Company issued $450,000 of Additional Debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at an exercise price ranging from $1.17 to $2.41 per share. The Company also issued immediately exercisable two year warrants to purchase 27,000 shares of common stock at an exercise prices ranging from $1.17 to $2.41 per share to the placement agent. The Company recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the Additional Debentures. The Company also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents in accordance with SFAS No. 123. During the period fo October to December 1998, $192,500 of Additional Debentures and $15,734 of accrued interest were converted into 731,288 shares of common stock. During January 1999, the remaining $257,500 of Additional Debentures and $27,039 of accrued interest were converted into 874,465 shares of common stock.

      The deferred charges have been amortized over the estimated life of the Initial and Additional Debentures Amortization and interest expense for the nine months ended June 30, 1999 was $332,494.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

11. Letter of Intent

      On June 1, 1998, the Company signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers ("Mac's") a privately-held tire recycler located in Saltillo, Mississippi. The Company operated the Mac's facility for the period from June 1, 1998 until April 16, 1999 under a management agreement (the "management agreement"). The management agreement provides for the Company to earn a management fee equal to 90% of the net income of Mac's before depreciation and income taxes. The Company recognized no income under this agreement for the quarter ended June 30, 1999 and $36,000 for the nine months ended June 30, 1999. At June 30, 1999, the Company has an accounts receivable from Mac's of approximately $150,995, which represents accrued management fees. The management agreement term expired on April 16, 1999 and accordingly, the Company is no longer managing Mac's operations. Based upon due diligence, both parties have agreed not to proceed with the acquisition.

12. Capital Leases

      In October 1997, the Company entered into a fifteen-year cryogenic equipment lease agreement. Under the terms of the agreement, GMTL was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in the Company's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GMTL, the leased cryogenic equipment was destroyed. On December 31, 1998 the company reached an agreement in principle with the lessor of GMTL's cryogenic equipment whereby the lessor agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when the Company receives the additional payment from the insurance company. The lessor agreed to execute a 10-year note payable with the Company for the remaining capital lease balance of $1,600,000. The note will bear interest at 10% per annum and is payable in monthly payments of $21,144 including interest starting in June 1999. The Company has recorded this forgiveness of debt as other income for the period ended September 30,1998. The Company, however, subsequently received correspondence from attorneys for the lessor purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. The lessor also sought an additional $400,000 for cryogenic rubber recycling equipment the lessor contended was purchased on behalf of the Company. On May 14, 1999, the Company and the lessor reached a settlement whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to the Company; and withdraw from all legal proceedings against the Company. In return, the Company paid the lessor (1) $1,700,000 of escrowed insurance proceeds; (2) executed a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due May 2004; (3) issued 250,000 shares of common stock (valued at $202,500);
(4) issued immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $.81 per share and
(5) paid all fees associated with the settlement agreement. The Company determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000 which was recorded at March 31,1999. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has pledged the common stock of GMTSC as collateral to the four officers for their personal guarantee. The Company has assigned a value of $200,000 to the cryogenic rubber recycling equipment and is currently marketing the equipment to potential purchasers.

13. Common Stock Transactions

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). As of June 30, 1999, the Company has sold shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $555,000 of net proceeds. In January 1999, the Company advanced $55,000 to two officers of the Company under an 8.5% secured loan agreement with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of the Company's common stock owned by the officers. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

13. Common Stock Transactions - (Continued)

      In January 1999, the Company executed a two-year investment banking and corporate financing agreement with Schneider Securities Inc. ("Schneider"). In exchange for services to be provided by Schneider, the Company agreed to (1) pay Schneider $25,000 per year, (2) issue Schneider 50,000 shares of unregistered common stock which are subject to an eighteen month lock-up agreement, (3) issue Schneider warrants to purchase 150,000 shares of common stock exercisable commencing in January 2000 for period of five years at prices ranging from $1.00 to $1.50 per share and (4) issue Schneider warrants to purchase 100,000 shares of common stock exercisable commencing in January 2001 for period of five years at prices ranging from $2.00 to $2.50 per share.

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

      On April 9, 1999 the Company attended a hearing of the Listing and Hearing Review Committee and requested an extension of time in order to comply with the $1.00 minimum bid requirement. The Company also provided documentation substantiating its contention that the Company did not violate the NASDAQ marketplace rules in regards to the United acquisition.

      On April 12, 1999, the Company received notice from NASDAQ requesting additional information to substantiate the Company's ability to sustain compliance with continued listing requirements in light of the Company's going concern opinion received at September 30, 1998.

      On July 7, 1999, NASDAQ notified the Company that as a result of noncompliance with the $1.00 minimum bid requirement and NASDAQ's contention that the Company had violated marketplace rules regarding the United acquisition, the Company' Securities would no longer be listed on NASDAQ's Small Cap Market System effective July 7, 1999. Effective July 8, 1999, the Company's common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. The Company filed an appeal with NASDAQ requesting a review of the decision and a reinstatement of the Company's securities on the NASDAQ Small Cap Market. In August 1999, the Company received notice from the Nasdaq Listing and Hearing Review Council that its appeal would be considered and the decision will be reviewed in January 2000.

      There can be no assurance, however, that the Company's appeal will be successful and that its securities reinstated on NASDAQ's Small Cap Market. The Company's management anticipates that the absence of the listing on NASDAQ's Small Cap Market for the Company's common stock may have a material adverse effect on the market for, and potentially the market price of, the Company's common stock.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

16. Crumb Rubber Modification Technology Agreement

      In August 1998, the Company entered into a license agreement with a privately-held company ("licensor") under which it acquired the exclusive rights and license to use a series of four proprietary technologies (the "technologies") to be developed for use in the asphalt industry. In connection with this license the Company was required to pay $150,000 over a twelve month period and issued warrants to purchase shares of common stock of the Company.

      In April 1999, the Company and the licensor agreed to terminate the August 1998 license agreement. In return for payments made to date ($85,000), the Company received assignment of two developed technologies for crumb rubber modification. The licensor also returned the warrants.

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

Overview

      GreenMan Technologies, Inc. (the "Company" or "GreenMan") is in the business of collecting, shredding and/or marketing of scrap tires. The tire recycling operations (the "Recycling Operations") are located in Jackson and Lawrenceville, Georgia; Savage, Minnesota and Batesburg, South Carolina.

      Until closure in January 1998, the Company also operated an injection molding operation (the "Molding operation") located in Malvern, Arkansas. In August 1998, the Company's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation. In March 1999, the Company decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear") and in June 1999 sold substantially all of DuraWear's assets to a third party. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

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

      On September 4, 1998, the Company acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. ("United"), a wholly owned subsidiary of Republic Services, Inc.. The two recycling operations are located in Lawrenceville, Georgia and Batesburg, South Carolina. The Lawrenceville operations were previously an operating division of GMTG but were consolidated with ongoing Jackson, Georgia operations in February 1999. The Batesburg operation has been incorporated as GreenMan Technologies of South Carolina, Inc. ("GMTSC"). The Company completed the filing of Form 8-K for the United acquisition in April 1999. As a result of its delay in such filing, the Company is ineligible to register securities using SEC Form S-3 until April 2000.

Results of Operations

Three Months ended June 30, 1999 Compared to the Three Months ended May 31, 1998

      Net sales for the three months ended June 30, 1999 were $4,053,549 as compared to $2,757,689 for the three months ended May 31, 1998. The increase of $1,295,860 or 47% was primarily attributable to processing over 1.8 million more tires during the three months ended June 30, 1999 as a result of significant internal growth and the September 1998 acquisition of the United assets.

      Gross profit for the three months ended June 30, 1999 was $895,330 or 22% of net sales as compared to $852,297 or 31% of net sales for the three months ended May 31, 1998. The lower than average gross profit during the third quarter was attributable to equipment maintenance problems experienced at GMTSC during the quarter resulting in increased processing and transportation costs as GMTSC tires were transferred to GMTGA for processing. In August 1999, GMTSC executed a long term lease for new processing equipment which the Company believes will eliminate the excessive equipment maintenance/downtime and high transfer/ transportation costs experienced by GMTSC. The decrease in gross profit was also attributable to increased disposal and subcontracting costs associated with consolidating the Georgia based United assets into GMTG which was concluded in August 1999.

      Research and development expenditures were $15,750 for the three months ended June 30, 1999 as compared to $491,717 for the three months ended May 31, 1998. The decrease is due to the fact that during the prior period, the Company expended a significant effort in the area of crumb rubber research and development. The effort resulted in the June 1998 Federal Highway Administration certification of the Company's crumb rubber modification technology for eventual use in the asphalt industry.

      Selling, general and administrative expenses were $670,708 for the three months ended June 30, 1999, or 17% of sales as compared to $1,371,095 or 50% of sales, for the three months ended May 31, 1998.

      As a result of the foregoing, the Company had an operating profit of $208,872 for the three months ended June 30, 1999 as compared to an operating loss of $1,010,515 for three months ended May 31, 1998.

      Interest and financing costs for the three months ended June 30, 1999 decreased by $518,559 to $131,097 due to decreased interest and amortization of the financing costs associated with the issuance of convertible debentures.

      The Company earned net income of $75,183 or $0.01 per share for the three months ended June 30, 1999 as compared to a net loss of $1,799,854 or $0.35 per share for the three months ended May 31, 1998.

Results of Operations

Nine Months ended June 30, 1999 Compared to the Nine Months ended May 31, 1998

      Net sales for the nine months ended June 30, 1999 were $12,239,161 as compared to $7,430,097 for the nine months ended May 31, 1998. The increase of $4,809,064 or 65% was attributable to processing approximately 14 million more tires during the nine months ended June 30, 1999 as a result of significant internal growth and the September 1998 acquisition of the United assets.

      Gross profit for the nine months ended June 30, 1999 was $3,028,895 or 25% of net sales as compared to $2,001,654 or 27% of net sales for the nine months ended May 31, 1998. The impact of the increased nine month volume was offset by a lower than average gross profit during the second and third quarters as a result of equipment maintenance problems experienced at GMTSC during the quarters resulting in increased processing and transportation costs as GMTSC tires were transferred to GMTGA for processing. In August 1999, GMTSC executed a long term lease for new processing equipment which the Company believes will eliminate the excessive equipment maintenance/downtime and high transfer/transportation costs experienced by GMTSC. The decrease was also attributable to increased disposal and subcontracting costs associated with consolidating the Georgia based United assets into GMTG which was concluded in August 1999.

      Research and development expenditures were $46,625 for the nine months ended June 30, 1999 as compared to $600,187 for the nine months ended May 31, 1998. The decrease is due to the fact that during the prior period, the Company expended a significant effort in the area of crumb rubber research and development. The effort resulted in the June 1998 Federal Highway Administration certification of the Company's crumb rubber modification technology for eventual use in the asphalt industry.

      Selling, general and administrative expenses were $2,588,718 for the nine months ended June 30, 1999, or 21% of sales as compared to $2,917,478 or 39% of sales, for the nine months ended May 31, 1998.

      As a result of the foregoing, the Company had an operating profit of $393,552 for the nine months ended June 30, 1999 as compared to an operating loss of $1,516,011 for the nine months ended May 31, 1998.

      Interest and financing costs for the nine months ended June 30, 1999 decreased by $1,258,687 to $716,072 for the nine months ended June 30, 1999 due to decreased interest and amortization of the financing costs associated with the issuance of convertible debentures. The Company recorded an additional $955,000 casualty loss in March 1999 associated with GMTL's August 1998 fire and the litigation that ensued therefrom.

      The $1,101,285 loss from discontinued operations for the nine months ended June 30, 1999, includes a $181,285 loss from discontinued operations and a $920,000 loss on disposal of discontinued operations associated with DuraWear, the Company's industrial materials subsidiary. The loss from discontinued operations for the nine months ended May 31, 1998 includes a $513,920 loss from discontinued operations and a $1,100,000 loss on disposal of discontinued operations associated with the closure of the Company's injection molding operations in January 1998 and a $129,559 loss from discontinued operations associated with DuraWear.

      The Company had a net loss of $2,366,322 or $0.22 per share for the nine months ended June 30, 1999 as compared to a net loss of $5,225,245 or $1.73 per share for the nine months ended May 31, 1998.

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

      In May 1999, the Company was notified that Heller had sold the loans comprising the Credit Facility to Fremont Financial Corporation. There have been no modifications to the existing terms of the Credit Facility as a result of the sale.

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

Private Offering of Common Stock

      In October 1998, the Company commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. The offering was subsequently increased to $1,000,000 in March 1999. As of March

31, 1999, the Company has sold shares of unregistered common stock to investors including officers and directors of the Company (the "Investors") for approximately $555,000 of net proceeds. In January 1999, the Company advanced $55,000 to two officers of the Company under an 8.5% secured loan agreement with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of the Company's common stock owned by the officers. The Company granted the Investors piggy-back registration rights to register the common stock. The Investors have agreed not to sell or transfer the shares for a period of at least twelve months after issuance

      At June 30, 1999, the Company had cash of $131,803, a working capital deficit of $2,513,192, net capital of $4,667,661 and accumulated losses of $21,722,327.

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

Factors Affecting Future Results

      The Company's revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including (i) the delisting of the Company's securities from the NASDAQ Small Cap Stock Market and the effect on the market for, and potentially the market price of, the Company's common stock (ii) the Company's ability to realize the remaining $950,000 amounts due under its property insurance policy in conjunction with the fire at GMTL; (iii) the Company's ability to repay the $1,100,000 note due the cryogenic equipment lessor and other amounts due the remaining creditors of GMTL and the Company's closed injection molding operation; (iv) the Company's ability to obtain additional financing at acceptable terms to fund continued internal growth (v) the impact of the Company's ongoing merger and acquisition activities; and (vi) general economic conditions. The Company's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in the Company's operations or business.

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

      The Company has hired GraVoc Associates, Inc. to assess and replace its office PC's which are not year 2000 compatible during calendar 1999. The Company is in the process of obtaining written confirmation that all software is year 2000 compatible. The amounts anticipated to be charged to expense related to the year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

      In addition, machinery and equipment often use or are controlled or monitored by electronic devices that contain embedded microchips. Such machinery and equipment could be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

      The Company is taking steps to identify year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely.

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

            In February 1999, MAC Funding Corporation ("MAC") commenced an action in the U.S. District Court for the District of Massachusetts against the Company. The claim alleged that MAC is owed $315,000 (as of December 31, 1998) plus interest accruing thereon, attorneys' fees, and costs all as provided in a promissory note issued by the Company to MAC dated July 1, 1998. The Company did not file a defense to the claim as it does not believe it has any defense to the claim and was noted in default by the court on April 29, 1999. The Company expects that a motion for default judgement will be sought by MAC in due course and will not oppose the motion for default judgement except as to excessive amounts claimed, if any, by MAC.

            In November 1998, St. Francisville Industrial Part, Inc. ("SFIP") commenced an action in the Twentieth Judicial District Court, Parish of West Feliciana, State of Louisiana. The claim alleged that as a result of the negligence of the Company or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana, Inc., as successor in interest to a lease between SFIP and Cryopolymers, Inc., burned and was damaged. SFIP is claiming $275,000 for damage to the building, $230,500 for unpaid rent since the date of the fire through December 31, 1998. The Company has not yet filed a defense to this claim, but intends to do so. The Company believes that it has valid defenses to these claims and intends to defend vigorously.

            In February 1999, Cryopolymers Leasing, Inc. ("CLI") commenced suit against the Company, GMTL and Lexington Insurance Company seeking, among other things, to set aside the December 31, 1998 agreement concerning the cryogenic equipment lease, enforce the terms of an agreement by the Company to purchase or lease certain additional cryogenic rubber recycling equipment and for damages. On May 14, 1999, the Company and CLI reached a settlement of this suit whereby the lessor agreed to assign to the Company all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to the Company; and withdraw from all legal proceedings against the Company. In return, the Company agreed to (1) pay the lessor $1,700,000 of escrowed insurance proceeds; (2) execute a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,500 and a balloon payment due May 2004; (3) issue 250,000 shares of common stock (valued at $202,500);
            (4) issue immediately exercisable warrants to purchase 450,000 shares of common stock (value ascribed at $100,000) for period of ten years at $ .81 per share and (4) pay all fees associated with the settlement agreement. The Company has determined the total settlement to equal $3,255,000 resulting in an additional casualty loss to be recorded at March 31, 1999 of $955,000. The $1,100,000 note payable is personally guaranteed by four officers of the Company and may be prepaid prior to December 31, 1999 at a $200,000 discount. The Company has assigned a value of $200,000 to the cryogenic rubber recycling equipment and is currently marketing the equipment to potential purchasers.

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

            The results of each vote was as follows:

                                                                                                      Broker
                                                           For *         Against      Abstain*       Non Votes
                                                         ---------       -------      --------       ---------
Vote 1 - Election of five (5) members of the Board
of Directors..........................................   5,683,871            --        68,436              --
Vote 2  - Amendment to the Certificate of
Incorporation to increase the authorized number of
shares of Common Stock to 30,000,000 .................   5,414,980       316,757        20,570       5,490,610
Vote 3 -  Approve  an  increase  to  the  authorized
shares under the 1993 Stock Option Plan ..............   5,383,004       324,746        44,557              --
Vote 4 - Proposal to ratify the selection of Wolf &
Company, P.C. as independent auditors for the
fiscal year ending September 30, 1999.................   5,707,161        21,280        23,866              --

* Information reported for Vote 1 reflects the voting results for four directors. Shareholders abstained from voting an additional 634,735 shares for one director who was successfully elected to the Board of Directors. ......

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits

            Exhibit 11 -- Statement regarding net loss per share.

            Exhibit 27 -- Financial Data Schedule.

      (b) Reports on Form 8-K
                       There were no reports filed during the three months ended June 30, 1999.

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

                                                 By: GreenMan Technologies, Inc.


                                                     /s/ Robert H. Davis
                                                     -------------------
                                                         Robert H. Davis
                                                     Chief Executive Officer


    Signature                       Title(s)                         Date
    ---------                       --------                         ----

  /s/ Robert H. Davis     Chief Executive Officer, President     August 16, 1999
  -------------------             and Director
 Robert H. Davis

 /s/ Charles E. Coppa   Acting Chief Financial Officer,          August 16, 1999
---------------------       Treasurer and Secretary
 Charles E. Coppa

                                                                      Exhibit 11

                           GreenMan Technologies, Inc.
                     Statement Regarding Net Loss per Share
                                  June 30, 1999

                                                 Three Months Ended           Nine Months Ended
                                                May 31,       June 30,     May 31,       June 30,
                                                 1998           1999        1998           1999
                                              -----------   -----------  -----------   ------------

Income (Loss) from continuing operations ...  $(1,652,258)  $    75,183  $(3,481,766)  $ (1,265,037)

Loss from discontinued operations ..........     (147,596)           --   (1,743,479)    (1,101,285)
                                              -----------   -----------  -----------   ------------

Net income (loss) ..........................  $(1,799,854)  $    75,183  $(5,225,245)  $ (2,366,322)
                                              ===========   ===========  ===========   ============

Net income (loss) per share:

Continuing operations ......................  $     (0.32)  $      0.01  $     (1.16)  $      (0.12)

Discontinued operations ....................        (0.03)           --        (0.57)         (0.10)

Net income (loss) ..........................  $     (0.35)  $      0.01  $     (1.73)  $      (0.22)
                                              -----------   -----------  -----------   ------------

Weighted average shares outstanding ........    5,115,158    11,625,091    3,014,473     10,653,117
                                              ===========   ===========  ===========   ============