Form 10QSB/A
period 1999-03-31
GREENMAN TECHNOLOGIES INC
filed 1999-08-27
CIK 932699

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

                                 Yes |X|  No |_|

                 Number of shares outstanding as of August 27, 1999

                 Common Stock, $.01 par value, 11,745,970 shares

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                   Six Months Ended
                                                             February 28,       March 31,
                                                                1998              1999
                                                                ----              ----
Cash flows from operating activities:
   Net loss .............................................   $(3,425,391)   $(2,441,505)
   Adjustments to reconcile net loss to net cash (used)
   for operating activities:
   Amortization of deferred financing costs .............       794,354        306,304
   Depreciation and amortization ........................       669,264        923,836
   Common stock issued for accrued interest .............       214,615             --
   Loss on disposal of discontinued operations ..........     1,100,000        920,000
   Decrease (increase) in assets:
     Accounts receivable ................................       834,606       (560,879)
     Inventory ..........................................       242,931         87,211
     Insurance claim receivable .........................            --        370,284
     Other current assets ...............................      (200,197)       (80,648)
     Deferred offering costs ............................      (208,000)            --
     Deferred loan costs ................................       (50,000)            --
   (Decrease) increase in liabilities:
     Accounts payable ...................................      (479,769)        59,126
     Accrued expenses ...................................       346,796        484,088
                                                            -----------    -----------
        Net cash (used) for operating activities ........      (160,791)        67,817
                                                            -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment ...................      (984,680)      (972,203)
   Refund on equipment ..................................        13,000             --
   Cash acquired on purchase of Cryopolymers Inc. .......       117,064             --
   (Increase) in other assets ...........................       (57,651)       (55,525)
                                                            -----------    -----------
      Net cash (used for) investing activities ..........      (912,267)    (1,027,728)
                                                            -----------    -----------
Cash flows from financing activities:
   Net advances under line of credit ....................       204,678        519,584
   Repayment of notes payable ...........................    (4,715,912)      (492,016)
   Proceeds from notes payable ..........................     5,043,380        642,839
   Repayment of notes payable related parties ...........       (27,255)        (4,956)
   Principal payments on obligations under capital leases        (2,715)        (9,123)
   Net proceeds on the sale of common stock .............       225,000        500,000
   Repurchase of common stock ...........................            --         (2,000)
   Net proceeds on exercise of common stock warrants ....      (123,750)            --
                                                            -----------    -----------
    Net cash provided by financing activities ...........       603,426      1,154,328
                                                            -----------    -----------
Net (decrease) increase in cash .........................      (469,632)       194,417
Cash and cash equivalents at beginning of period ........       835,367        161,215
                                                            -----------    -----------
Cash and cash equivalents at end of period ..............   $   365,735    $   355,632
                                                            ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .   $ 3,055,791    $        --
  Common stock issued upon conversion of notes payable
  and accrued interest ..................................     2,355,791        912,666
  Interest paid .........................................       323,708        266,235

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

                                                 By: GreenMan Technologies, Inc.


                                                         /s/ Robert H. Davis
                                                         -------------------

                                                             Robert H. Davis
                                                         Chief Executive Officer

    Signature                         Title(s)                         Date
    ---------                         --------                         ----

/s/ Robert H. Davis     Chief Executive Officer, President       August 27, 1999
-------------------               and Director
 Robert H. Davis

/s/ Charles E. Coppa  Acting Chief Financial Officer, Treasurer  August 27, 1999
--------------------            and Secretary
 Charles E. Coppa