Form 10QSB/A
period 1999-06-30
GREENMAN TECHNOLOGIES INC
filed 1999-08-27
CIK 932699

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

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                       Nine Months Ended
                                                                                   May 31,        June 30,
                                                                                    1998            1999
Cash flows from operating activities:
    Net loss ...................................................................  $(5,225,245)  $(2,366,322)
    Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
    Amortization of deferred financing costs ...................................    1,099,657       306,304
    Depreciation and amortization ..............................................    1,074,613     1,228,211
    Common stock and warrants issued in settlement of lease obligations ........           --       302,500
       Loss on disposal of discontinued operations .............................    1,100,000       920,000
    Decrease (increase) in assets:
        Accounts receivable ....................................................      657,112      (478,242)
        Inventory ..............................................................      328,891       196,543
        Insurance claim receivable .............................................    2,120,284
        Other current assets ...................................................      133,102        (4,164)
        Deferred loan costs ....................................................     (322,000)           --
    (Decrease) increase in liabilities:
        Accounts payable .......................................................     (519,147)      190,367
        Accrued expenses .......................................................      445,910      (666,767)
                                                                                  -----------   -----------
           Net cash (used for) provided by operating activities ................   (1,227,107)    1,748,713
                                                                                  -----------   -----------
Cash flows from investing activities:
    Purchase of property and equipment .........................................   (1,091,329)   (1,116,297)
    Refund on equipment ........................................................      113,000            --
    Deposit on equipment .......................................................       (3,000)           --
    Cash acquired on purchase of Cryopolymers Inc. .............................      172,064            --
       Proceeds on disposal of property and equipment and other assets .........      810,000        16,451
    Increase in other assets ...................................................     (245,187)     (118,758)
                                                                                  -----------   -----------
         Net cash (used for) provided by investing activities ..................     (244,452)   (1,218,604)
                                                                                  -----------   -----------
Cash flows from financing activities:
    Net advances under line of credit ..........................................      279,309       221,914
    Net proceeds from convertible note payable .................................    1,350,000            --
    Repayment of notes payable .................................................   (4,980,899)     (788,286)
    Proceeds from notes payable ................................................    3,511,379       524,228
    Repayment of notes payable related parties .................................      (41,400)       (4,956)
    Principal payments on obligations under capital leases .....................     (904,393)   (1,010,422)
    Net proceeds on the sale of common stock ...................................    1,500,000       500,000
    Net proceeds on exercise of common stock warrants ..........................      103,158            --
    Repurchase of common stock .................................................           --        (2,000)
                                                                                  -----------   -----------
      Net cash provided by financing activities ................................      817,154      (559,521)
                                                                                  -----------   -----------
Net (decrease) increase in cash ................................................     (654,405)      (29,412)
Cash and cash equivalents at beginning of period ...............................      835,367       161,215
                                                                                  -----------   -----------
Cash and cash equivalents at end of period .....................................  $   180,962   $   131,803
                                                                                  ===========   ===========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ........................  $ 2,771,876   $        --
  Common stock issued upon conversion of notes payable and accrued interest ....    4,061,150       912,666
  Interest paid ................................................................      627,796       716,072

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

                                                 By: GreenMan Technologies, Inc.


                                                     /s/ Robert H. Davis
                                                     -------------------
                                                         Robert H. Davis
                                                     Chief Executive Officer


    Signature                       Title(s)                         Date
    ---------                       --------                         ----

  /s/ Robert H. Davis     Chief Executive Officer, President     August 27, 1999
  -------------------             and Director
 Robert H. Davis

 /s/ Charles E. Coppa   Acting Chief Financial Officer,          August 27, 1999
---------------------       Treasurer and Secretary
 Charles E. Coppa