Form 10KSB
period 1999-09-30
GREENMAN TECHNOLOGIES INC
filed 2000-01-13
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1999

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 1-13776
                       -------

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

Common Stock, $ .01 par value                      Boston Stock Exchange
---------------------------------------
   (Title of each class)

Class A Common Stock Purchase Warrants             Boston Stock Exchange
---------------------------------------
   (Title of each class)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, $ .01 par value
---------------------------------------
   (Title of each class)

Class A Common Stock Purchase Warrants
---------------------------------------
   (Title of each class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended September 30, 1999 were $16,337,819.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 1, 1999 was $3,624,695.

As of December 1, 1999, 11,762,599 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes |_|  No |X|

                                     PART 1

Item 1. Description of Business

General

      GreenMan Technologies, Inc. is engaged in the business of collecting, shredding and marketing scrap tires for use as an alternative fuel source or utilized in civil engineering applications. The tire recycling operations are located in Jackson, Georgia; Batesburg, South Carolina and Savage, Minnesota.

History

      GreenMan was incorporated in the State of Arkansas on September 16, 1992 and reincorporated in the State of Delaware on June 27, 1995. In June 1998, the Board of Directors of GreenMan adopted a change of its fiscal year from May 31 to September 30. Accordingly, the transition period information contained herein reflects a four-month transition period.

      GreenMan was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstock, rubber parts and products manufactured using recycled materials. Although successful in the technical development of commercial and proprietary products, GreenMan determined during the year ended May 31, 1998 that concentration on raw materials management would be more profitable in the near term. Accordingly, most valued-added initiatives involving product development/manufacturing were curtailed in order to concentrate on operations that would yield profits and enhance long-term shareholder value.

      In June 1997, GreenMan acquired from Browning-Ferris Industries, Inc, all of the capital stock of two subsidiaries engaged in the scrap tire collection and processing business: BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. As a result of the acquisitions, the two companies became wholly-owned subsidiaries of GreenMan and were renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively.

      In November 1997, GreenMan acquired all of the capital stock of Cryopolymers, Inc., a company located in St. Francisville, Louisiana engaged in processing scrap tire chips into crumb rubber. As a result of the acquisition, the company became a wholly-owned subsidiary and was renamed GreenMan Technologies of Louisiana, Inc. Due to a fire at its facility in August 1998, GreenMan Technologies of Louisiana ceased processing operations and was completely closed in December 1998.

      In January 1998, GreenMan closed its Arkansas molding operations in order to eliminate continued operating losses. The molding operations were previously engaged in providing injection molding manufacturing services to customer specifications in the production of plastic and thermoplastic rubber parts for such products as stereo components and speakers, water filters and pumps, plumbing components and automotive accessories.

      In June 1998, GreenMan signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers a privately-held tire recycler located in Saltillo, Mississippi. GreenMan operated the Mac's Tire Recyclers facility for the period from June 1, 1998 until April 16, 1999 under a management agreement which provided for a management fee equal to 90% of the net income of Mac's Tire Recyclers before depreciation and income taxes. The management agreement term expired on April 16, 1999 and accordingly, GreenMan is no longer managing Mac's Tire Recyclers operations. Based upon due diligence, both parties have agreed not to proceed with the acquisition.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia's existing operations during year ended September 30, 1999. The South Carolina operation has been incorporated as GreenMan Technologies of South Carolina, Inc.

      In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. GreenMan recorded an estimated loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value. On June 14, 1999, GreenMan sold substantially all of DuraWear's assets, excluding land and buildings. The buyer also executed a one-year lease for use of the land and buildings retained by GreenMan at a monthly rental of $4,500. The lease automatically renews for an additional two
(2) one-year terms unless notice of non-renewal is given by the buyer at least ninety days prior to the end of the term. The buyer has been granted an option to purchase the land and buildings for $850,000 during the term of the lease.

Products and Services

      GreenMan's tire recycling operations are paid a fee to collect, transport and process scrap tires into two inch rubber chips which are then sold as tire derived fuel to cement kilns, pulp and paper producers and electric utilities, or utilized in civil engineering projects such as landfill construction or road stabilization projects. GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia and GreenMan Technologies of South Carolina collect tires from two sources:

      o     local, regional and national tire stores; and

      o abatement sites where governmental entities intervene to clean up unwanted tire piles.

Prior to the fire at GreenMan Technologies of Louisiana, a small portion of the rubber chip flow was utilized for the production of crumb rubber.

      In January 1998, GreenMan ceased the production of its 34-gallon trash containers using GEM-Stock or GreenMan Environmental Materials, and closed its Arkansas injection molding plant. As a result of GreenMan's current emphasis on expanding the core business of tire collection and processing versus continued development of recycled content products and management's belief that significant resources would be required to accelerate product development in the near term, management has concluded that the value of its GEM Stock technology license is impaired at September 30, 1999 and therefore has written off its remaining $68,335 investment in the licensed technology.

Manufacturing/Processing

      Collectively, GreenMan's tire recycling operations currently have the capacity to process up to 30 million passenger tire equivalents annually. GreenMan processed approximately 10 million passenger tire equivalents in the year ended May 31, 1998, approximately 14.6 million passenger tire equivalents on an annualized basis during the transition period and over 17 million passenger tire equivalents during the year ended September 30, 1999. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The recycling process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. GreenMan is evaluating technology that would recycle the processing residual into marketable components of rubber and steel See - "Product Development".

      Prior to the August 1998 fire, GreenMan's plant in St. Francisville, Louisiana utilized a two-inch rubber tire chip as feedstock to cryogenically produce crumb rubber. The operation also developed a process to create chemically modified crumb rubber for application in the asphalt industry.

Raw Materials

      GreenMan believes it will have access to a supply of tires sufficient to meet its requirements for tire derived fuel and civil engineering markets for the foreseeable future. The tire recycling operations collectively own and operate key pieces of heavy equipment to provide services to governmental agencies seeking contractors to clean up tire piles. Specialized equipment for unique contracts is rented on an as-needed basis. According to the Scrap Tire Management Council, in 1998,about 270 million passenger tire equivalents (one per person per year) are discarded annually in the United States in addition to the estimated 3 billion scrap passenger tire equivalents already stockpiled in landfills and illegal tire piles. The Scrap Tire Management Council estimates that approximately 115 million scrap passenger tire equivalents are burned as tire derived fuel, 20 million scrap passenger tire equivalents are used in civil engineering applications, 40 million scrap passenger tire equivalents are used in various other applications such as crumb rubber production, retreading and export with the remaining tires landfilled. Thus, approximately 95 million passenger tire equivalents are now added annually to landfills. Accordingly, there is a more than ample supply of non-recycled tires to meet GreenMan's growth plan and to utilize the collective processing capacities.

Product Development

      GreenMan's Minnesota and Georgia tire processing operations recover about 65% of the incoming tires processed with the balance disposed of as processing residual at a cost which exceeded $1,000,000 in the year ended September 30, 1999. The tire chip market for GreenMan Technologies of South Carolina's products does not require the steel to be removed during processing, therefore eliminating most processing residual. GreenMan has identified and is currently field testing equipment which management believes will recycle the processing residual into saleable components of rubber and steel. GreenMan intends to establish the first processing residual production line at GreenMan Technologies of Georgia in the year ended September 30, 2000, subject to funding. There can be no assurance that GreenMan will be able to secure funding for such equipment.

      In January 1998, GreenMan entered into a license agreement with a privately-held company under which it acquired the exclusive rights and license to use a proprietary crumb rubber modification to be developed for use in the asphalt industry. In August 1998, GreenMan entered into a second license agreement with the licensor under which it acquired the exclusive rights and license to use a series of four proprietary technologies under development. In April 1999, GreenMan and the licensor agreed to terminate the January 1998 and August 1998 license agreements. In return for payments made to date, GreenMan received assignment of two developed technologies (one of which is patented) for crumb rubber modification.

      In February 1998, GreenMan entered into an exclusive technology commercialization agreement with the Federal Highway Administration whereby GreenMan was working with major asphalt manufacturers and contractors to incorporate patented Federal Highway Administration binder technology -- together with ultra-fine crumb rubber -- to create a high-performance, cost-effective asphalt blend. Designated chemically modified crumb rubber for asphalt, this advanced material formulation addresses on-going highway problems of: aging, rutting, low-temperature cracking, fatigue cracking, moisture sensitivity, and adhesion between asphalt and aggregate material. These six performance factors are among the most common causes of pavement failure. In June 1998, GreenMan received certification of its crumb rubber modification technology by the Federal Highway Administration and completed the first commercial application of chemically modified crumb rubber for asphalt in September 1998 in Connecticut.

      During the year ended September 30, 1999, the technical group addressing chemically modified crumb rubber for asphalt within the Federal Highway Administration was re-deployed and/or disbanded which has greatly slowed the commercialization initiative. Management believes that without significant Federal Highway Administration involvement, alternatives such as chemically modified crumb rubber for asphalt will not become a value added market opportunity in the near term. As a result of the limited effort being exerted by the Federal Highway Administration, GreenMan's current emphasis on expanding the core business of tire collection and processing versus continued development of asphalt related initiatives, management has concluded that the value of the chemically modified crumb rubber for asphalt technologies is impaired and therefore has written off the $103,853 investment in the chemically modified crumb rubber for asphalt technologies at September 30, 1999.

      Research and development expenses for the year ended May 31, 1998 and the four months ended September 30, 1997 and 1998 were $675,252, $97,176 and $150,132, respectively. Research and development expenses for the year ended September 30, 1999 were $126,463.

Customers

      There were no customers that accounted for 10% or more of consolidated net sales during the fiscal year ended May 31, 1998, the transition period or the fiscal year ended September 30, 1999. The tire recycling operations have a diversified collection and product sales program that minimizes their vulnerability to the loss of any one customer. The diverse base of customers includes Goodyear, Firestone, Continental, Michelin and many local and regional tire outlets.

      GreenMan does not have any long-term contracts pursuant to which any customer is required to purchase any minimum amount of products or provide any minimum amount of tires. There can be no assurance that GreenMan will continue to receive orders of the same magnitude as in the past from existing customers or that it will be able to market its current or proposed products to new customers. The loss of any individual customer would not have a material adverse effect on the business of GreenMan and its subsidiaries, taken as a whole.

Sales and Marketing

      The tire recycling operations utilize in-house sales staff for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates sales/marketing efforts on highly focused initiatives. Sales/marketing personnel have extensive experience in the tire industry and in industries where processed materials are consumed.

Competition

      Historically, companies in the tire collection and processing industry have generated sufficient quantities of tires to satisfy the growing needs of tire derived fuel users such as cement kilns, pulp and paper producers and electric utilities or utilized in civil engineering projects such as landfill construction or road stabilization projects. There are also several companies that break down the tire material into its elemental components and sell the components individually. GreenMan believes that the limited success experienced by its competitors is due to industry disaggregation among small and under-capitalized companies and limited success in identifying and producing a market strategy for recycling tires. Consequently, GreenMan believes there is an opportunity for industry consolidation and certain strategic value-added vertical integration.

      GreenMan has positioned itself as a leader in tire recycling operations and estimates that collectively its current operations process approximately 6% of tires currently generated domestically, making it the second largest tire recycler in the United States.

Government Regulation

      GreenMan's tire recycling and manufacturing activities may be subject to extensive and rigorous government regulation designed to protect the environment. Management does not expect that GreenMan's activities will result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent GreenMan from obtaining, or affect the timing of, regulatory approvals. GreenMan uses its best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

      None of the equipment or machinery that GreenMan currently uses or intends to use in its respective current or proposed manufacturing activities is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market. GreenMan has acquired exclusive perpetual world-wide rights to a proprietary additive technology, which in the future could enable GreenMan to blend a broader range of virgin and recycled plastics together, and/or combine such plastics with crumb rubber from recycled tires.

      GreenMan has used the name "GreenMan" in interstate commerce and asserts a common law right in and to such names. A trademark search was conducted prior to GreenMan's initial public offering for the name "GreenMan" which found that there are no significantly similar names currently being used in GreenMan's current and intended industries. GreenMan may file an application with the U.S. Department of Commerce, Patent and Trademark Office to register its name and establish trademark rights. There can be no assurance, however, that such a trademark application will be approved.

Employees

      As of September 30, 1999, GreenMan had 97 full time employees. Neither GreenMan nor its subsidiaries are a party to any collective bargaining agreements, and each considers the relationship with their employees to be satisfactory.

Item 2. Description of Properties

      GreenMan Technologies of Minnesota owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of land zoned for industrial expansion. GreenMan Technologies of Georgia owns an industrial building and an office building in Jackson, Georgia, located on approximately 21 acres of land zoned for industrial expansion. These locations have adequate space to accommodate expansion if required to meet ongoing growth.

      GreenMan Technologies of South Carolina leases approximately two acres of industrial space in Batesburg, South Carolina at $5,000 per month under a one-year lease which expired in September 1999 and was extended until March 2000 at a rate of $7,500 per month. Management does not believe the current space is adequate for future needs.

      Management believes that GreenMan's existing Georgia and Minnesota facilities are adequate for its current needs. However, GreenMan's management is currently evaluating alternatives for relocating GreenMan Technologies of South Carolina's operations.

      GreenMan leases approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $4,456 under a five-year lease which expires in June 2003.

      DuraWear, a subsidiary, no longer in operation, owns two industrial buildings and an office building in Birmingham, Alabama, located on five acres of land zoned for industrial expansion. GreenMan is currently leasing the available space to a third party under a one-year lease at a monthly rental of $4,500. The lease automatically renews for an additional two (2) one-year terms unless notice of non-renewal is given by the third party at least ninety days prior to the end of the term. GreenMan has granted the third party an option to purchase the land and buildings for $850,000 during the term of the lease.

Item 3. Legal Proceedings

      In February 1999, MAC Funding Corporation commenced an action in the U.S. District Court for the District of Massachusetts against GreenMan. In the complaint, MAC Funding Corporation alleged that it is owed $315,000 (as of December 31, 1998) plus interest accruing thereon, attorneys' fees, and costs all as provided in a promissory note issued by GreenMan to MAC Funding Corporation dated July 1, 1998. GreenMan did not file a defense to the claim as it does not believe it has any defense to the claim and was noted in default by the court on April 29, 1999. A default judgement of $346,126 was issued in June 1999. In October 1999 a payment plan was established with MAC Funding Corporation whereby GreenMan would pay $75,000 per month until the balance was paid off. As of December 1, 1999 GreenMan had paid $150,000 to MAC Funding Corporation.

      On January 27,1999, GreenMan received correspondence from attorneys for Cryopolymers Leasing, Inc., the lessor of GreenMan Technologies of Louisiana's cryogenic equipment purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. Cryopolymers Leasing also sought an additional $400,000 for cryogenic rubber recycling equipment it contended was purchased on behalf of GreenMan. In February 1999, Cryopolymers Leasing commenced suit against GreenMan, GreenMan Technologies of Louisiana and Lexington Insurance Company seeking, among other things, to terminate the lease restructuring agreement, force GreenMan to purchase or lease certain additional cryogenic rubber recycling equipment and for damages. On May 14, 1999, GreenMan and Cryopolymers Leasing reached a settlement whereby Cryopolymers Leasing agreed to assign to GreenMan all interest in and to any additional insurance proceeds to be received as a result of the August 1998 fire; transfer ownership to GreenMan of certain additional cryogenic rubber recycling equipment purchased by Cryopolymers Leasing on behalf of GreenMan; and withdraw from all legal proceedings against GreenMan. In return, GreenMan:

      o     paid Cryopolymers Leasing $1,700,000 of escrowed insurance proceeds;

      o executed a $1,100,000 sixty-month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The interest rate may be increased to 21% in the event the note is deemed in default;

      o     issued 250,000 shares of common stock (valued at $202,500);

      o issued immediately exercisable warrants to purchase 450,000 shares of common stock (valued at $100,000) for a period of ten years at $.81 per share;

      o     paid all fees associated with the settlement agreement.

      GreenMan determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000. The $1,100,000 note payable is personally guaranteed by four officers of GreenMan. The common stock of

GreenMan Technologies of South Carolina has been pledged as collateral to the four officers for their personal guarantees. GreenMan is currently marketing the additional cryogenic rubber equipment to potential purchasers.

      In November 1998, St. Francisville Industrial Park, Inc. commenced an action in the Twentieth Judicial District Court, Parish of West Feliciana, State of Louisiana. The claim alleged that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana, Inc., as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged. St. Francisville Industrial Park is claiming $275,000 for damage to the building and $230,500 for unpaid accelerated rent since the date of the fire through December 31, 1998. GreenMan has not yet filed a defense to this claim, but intends to do so. GreenMan believes that it has valid defenses to these claims and intends to defend vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      GreenMan's Common Stock and the Class A Common Stock Purchase Warrants were delisted from the Nasdaq Small Cap Market System effective July 7, 1999. On July 8, 1999, GreenMan's common stock and Class A Common Stock Purchase Warrants began trading on the Over the Counter Bulletin Board under the symbols "GMTI" and "GMTIW", respectively. GreenMan's common stock and warrants continue to trade on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively.

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and a violation of the marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. GreenMan filed an appeal with NASDAQ requesting a review of the decision and a reinstatement of its securities on the NASDAQ Small Cap Market. In August 1999, notice was received from the Nasdaq Listing and Hearing Review Council that the appeal would be considered and the decision will be reviewed in January 2000. There can be no assurance, however, that GreenMan's appeal will be successful and that its securities will be reinstated on Nasdaq's Small Cap Market.

      GreenMan's management anticipates that the absence of listing on the Nasdaq's Small Cap Market for GreenMan's common stock may have a material adverse effect on the market for, and potentially the market price of the common stock.

      The following table sets forth the high and low bid quotations for the common stock and Class A Common Stock Purchase Warrants for the periods indicated as quoted on the Over the Counter Bulletin Board effective July 8, 1999 and by the Nasdaq Small Cap Market System for all prior periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                       Class A Common Stock
                                               Common Stock             Purchase Warrants
                                         ------------------------      ---------------------
                                          High              Low          High          Low
                                          ----              ---          ----          ---
Fiscal 1998
Quarter Ended August 31, 1997             $8.91            $2.81        $1.72        $0.65
Quarter Ended November 30, 1997            8.28             4.53         1.72         0.63
Quarter Ended February 28, 1998            4.22             1.41         0.94         0.31
Quarter Ended May 31, 1998                 4.44             0.94         0.59         0.16

Transition Period
Quarter Ended August 31, 1998             $2.44            $0.94        $0.38        $0.16
Month Ended September 30, 1998             1.00             0.56         0.16         0.06

Fiscal 1999
Quarter Ended December 31, 1998           $0.59             $.34        $0.03        $0.03
Quarter Ended March 31, 1999               1.38             0.41         0.03         0.03
Quarter Ended  June 30, 1999               0.97             0.66         0.09         0.03
Quarter Ended September 30, 1999           0.78             0.47         0.09         0.01

      On December 1, 1999, the closing bid price of the common stock was $.31 and the closing bid price for the Class A Common Stock Purchase Warrants was $.01.

      As of December 1, 1999, management estimated that the approximate number of stockholders of record of GreenMan's Common Stock was 3,600. GreenMan has not paid any cash dividends on its common stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

      There are currently 13 registered market makers of GreenMan's common stock.

Investment Banking Agreement

      In January 1999, GreenMan executed a two-year investment banking and corporate financing agreement with Schneider Securities Inc. In exchange for services to be provided, GreenMan agreed to:

      o     pay an annual fee of $25,000;

      o issue 50,000 shares of unregistered common stock which are subject to an eighteen month lock-up agreement (valued at $25,000);

      o issue warrants to purchase 150,000 shares of common stock exercisable January 2000 through January 2004 at prices ranging from $1.00 to $1.50 per share; and

      o issue warrants to purchase 100,000 shares of common stock exercisable January 2001 through January 2004 at prices ranging from $2.00 to $2.50 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended September 30, 1999 Compared to Four Months ended September 30, 1998

      Net sales for the year ended September 30, 1999 were $16,337,819 as compared to $4,605,612 for the four months ended September 30, 1998. GreenMan processed over 17 million passenger tire equivalents during the year ended September 30, 1999 as compared to approximately 4.87 million passenger tire equivalents during the four months ended September 30, 1998 or approximately
14.6 million passenger tire equivalents on an annualized basis. The 16% increase in annualized passenger tire equivalents was attributable to focused market expansion efforts at GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia and the impact of the September 4, 1998 acquisition of the United Waste Service tire processing and collection assets. Included in revenue for the year ended September 30, 1999 and the four months ended September 30, 1998 is $19,085 and $223,000, respectively of income associated with the Mac's Tire Recyclers management agreement which expired in April 1999.

      Gross profit for the year ended September 30, 1999 was $3,301,906 or 20% of net sales as compared to $1,401,049 or 30% of net sales for the four months ended September 30, 1998. The impact of the increased fiscal 1999 volume was offset by a lower than average gross profit during the last half of fiscal 1999 as a result of equipment maintenance problems experienced at GreenMan Technologies of South Carolina. These problems resulted in increased processing, disposal and transportation costs as GreenMan Technologies of South Carolina tires were transferred to GreenMan Technologies of Georgia for processing. In August 1999, GreenMan Technologies of South Carolina executed a long term lease for new processing equipment which has eliminated the excessive equipment maintenance /downtime and high transfer/transportation costs experienced by GreenMan Technologies of South Carolina. The decrease in gross profit was also attributable to increased disposal and subcontracting costs associated with consolidating the United Waste Service Georgia based tire recycling assets into GreenMan Technologies of Georgia which was concluded in August 1999.

      Research and development expenditures were $126,463 for the year ended September 30,1999 as compared to $150,132 for the four months ended September 30, 1998. The decrease is due to the fact that during the prior period, a significant effort was expended in the area of crumb rubber research and development. The results for the year ended September 30, 1999 include increased expenses associated with the proposed wire separation project.

      Selling, general and administrative expenses were $3,953,959 or 24% of net sales for the year ended September 30, 1999, as compared to $1,161,971 or 25% of net sales for the four months ended September 30, 1998.

      As a result of a change in use of equipment at GreenMan Technologies of South Carolina and the consolidation of the Georgia based processing equipment into GreenMan Technologies of Georgia's operations during fiscal 1999, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. Based upon discussions with third party equipment brokers and due to the unique nature of certain equipment, management estimates the net book value of the identified assets exceeded the estimated market value and accordingly, recorded an impairment loss of $752,360 at September 30, 1999. This was in addition to a $172,188 impairment loss associated with the write-off of GreenMan's investment in the chemically modified crumb rubber for asphalt technologies and the GEM-Stock license agreement.

      As a result of the foregoing, GreenMan had an operating loss of $1,703,064 or 10% of net sales for the year ended September 30, 1999 as compared to an operating profit of $88,946 or 2% of net sales for the four months ended September 30, 1998.

      Interest and financing costs for the year ended September 30, 1999 were $985,421 or 6% of net sales compared to $636,462 or 14% of net sales for the four months ended September 30, 1998. GreenMan recorded a $955,000 casualty loss during fiscal 1999 associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire. Other expenses for the four months ended September 30, 1998, include $550,000 relating to GreenMan's write-off of its investment in two joint ventures, $185,000 of uncollectible equipment deposits and the $1,450,000 casualty loss associated with the fire at GreenMan Technologies of Louisiana. These expenses were offset by a $500,000 forgiveness of debt associated with a restructuring agreement with respect to GreenMan Technologies of Louisiana's capital lease.

      The $236,285 loss from discontinued operations and $920,000 loss on disposal for the year ended September 30, 1999 is associated with the March 1999 decision to close DuraWear and the subsequent sale in June 1999 of substantially all of DuraWear's assets, excluding land and buildings.

      GreenMan had a net loss of $4,657,861 or $0.43 per share for the year ended September 30, 1999 as compared to a net loss of $2,326,086 or $0.37 per share for the four months ended September 30, 1998.

Four Months ended September 30, 1998 Compared to Four Months ended September 30, 1997

      Net sales for the four months ended September 30, 1998 were $4,605,612 as compared to $2,462,416 for the four months ended September 30, 1997. The increase of $2,143,196 or 87% was primarily attributable to the inclusion of revenues from GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia for the entire four months as they were acquired on June 30, 1997 and the impact of the September 4, 1998 acquisition of the United Waste Service tire processing and collection assets. In addition, the Minnesota and Georgia operations experienced an average 37% internal growth in tires processed as compared to the comparable period in 1997. The increase also includes $223,000 of income associated with the Mac's Tire Recyclers management agreement.

      Gross profit for the four months ended September 30, 1998 improved to 30% of net sales or $1,401,049 as compared to 28% of net sales or $698,942 for the four months ended September 30, 1997. This was attributable to the inclusion of the United Waste Service tire processing and collection assets and the income from Mac's Tire Recyclers which offset GreenMan Technologies of Louisiana's negative $87,000 gross profit. GreenMan Technologies of Louisiana operated under limited operating conditions prior to the August 1998 fire as GreenMan continued its crumb rubber research and development efforts.

      Research and development expenditures were $150,132 for the four months ended September 30, 1998 as compared to $97,176 for the four months ended September 30, 1997. The increase was attributable to continued crumb rubber research and development efforts which were being conducted at GreenMan Technologies of Louisiana. This facility had operated as the technical proving ground for crumb rubber production and applications research and was instrumental in obtaining Federal Highway Administration certification in June 1998 of GreenMan's crumb rubber modification technology for use in the asphalt industry.

      Selling, general and administrative expenses were $1,161,971 for the four months ended September 30, 1998, or 25% of sales as compared to $713,198 or 29% of sales, for the same period of the prior year. The four months ended September 30, 1998 include operating expenses of $75,498 associated with the inclusion of GreenMan Technologies of Louisiana which was acquired in November 1997 and expenses associated with GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia for a full four month period.

      As a result of the foregoing, GreenMan had an operating profit of $88,946 for the four months ended September 30, 1998 as compared to an operating loss of $111,432 for the comparable period ending September 30, 1997.

      Interest and financing costs decreased by $390,758 to $636,462 for the four months ended September 30, 1998 due to decreased amortization of the financing costs associated with the issuance of convertible debentures. Approximately $418,000 of financing costs were expensed during the period ended September 30, 1998 as compared to $801,574, including $112,500 of penalties, for the comparable period in 1997.

      Other expenses for the four months ended September 30, 1998, include $550,000 relating to the write-off of GreenMan's investment in two joint ventures, $185,000 of uncollectible equipment deposits and the $1,450,000 casualty loss associated with the August 21, 1998 fire at GreenMan Technologies of Louisiana. These expenses were partially offset by a $500,000 forgiveness of debt associated a restructuring agreement with respect to GreenMan Technologies of Louisiana's capital lease.

      GreenMan reported a loss from discontinued operations of $6,957 and $294,252 for the four months ended September 30, 1998 and 1997, respectively.

      GreenMan experienced a net loss of $2,326,086, or $0.37 per share for the four months ended September 30, 1998 as compared to a loss of $1,429,015, or $0.90 per share for the four months ended September 30, 1997.

Liquidity and Capital Resources

      Since its inception, GreenMan has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock and common stock options and warrants in lieu of cash for services rendered.

      GreenMan has incurred losses since its inception aggregating $24,013,866, has a working capital deficiency of $3,760,458 at September 30, 1999 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms, and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by:

      o Focusing corporate resources on growing GreenMan's core business of tire collection and processing;

      o Divesting under performing non-core operations and eliminating use of non-traditional financing methods;

      o     Reducing operating and overhead costs where appropriate;

      o Negotiating with existing secured creditors to refinance existing long term debt;

      o     Continuing to identify and evaluate financing alternatives; and

      o Consideration of further consolidation initiatives to reduce operating costs and enhance profitability.

      During the past two years, GreenMan has divested and/or closed under performing operations which have contributed over $13 million of GreenMan's cumulative losses and eliminated the use of non-conventional financing methods (discounted convertible debentures) which contributed an additional $4.0 million in cumulative losses. Approximately $3,358,000 or 72% of the $4,657,861 loss for the year ended September 30, 1999 is associated with non re-occuring events which include the divestiture of DuraWear, the $955,000 casualty loss associated with the Louisiana fire, the $924,548 impairment loss and amortization of the remaining financing costs associated with the December 1997 convertible debentures. Management estimates the corporate wide impact of the equipment operation and maintenance problems experienced at GreenMan Technologies of South Carolina to have exceeded $700,000 of additional operating expenses during the year ended September 30, 1999. In August 1999, GreenMan executed a long term lease for new processing equipment which has eliminated the excessive equipment maintenance/downtime and high transfer/ transportation costs experienced during the year ended September 30, 1999. GreenMan has also reduced its corporate overhead by over $250,000 during the year ended September 30, 1999.

      Management has identified $635,000 of idle equipment and is currently marketing the equipment for sale in order to raise additional capital. GreenMan has also identified and is currently field testing equipment which management believes will recycle the tire processing residual currently disposed of at a cost exceeding $1,000,000 per year, into saleable components of rubber and steel. Management is evaluating financing alternatives for purchase of this equipment but there can be no assurance that such financing will be concluded in the near future on favorable terms, if at all.

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and a violation of the marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price of the common stock.

      Management is currently evaluating several immediate financing alternatives which would enhance the Company's financial position and is diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to continue as a going concern could be materially and adversely affected.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of December 1, 1999, the Company had issued $300,000 of convertible notes and issued immediately exercisable five year warrants to purchase 100,000 shares of common stock at an exercise price of $.31 per share. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investors have been granted piggy-back registration rights to register the common stock.

Private Offering of Common Stock and Warrants

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds for working capital (the offering was subsequently increased to $1,000,000 in March 1999). As of December 1, 1999, 1,568,613 shares of unregistered common stock have been sold to investors including officers and directors for approximately $500,000 of net proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of GreenMan's common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

      During the period of March 1998 to May 1998, GreenMan sold 1,257,734 shares of unregistered common stock and immediately exercisable two year warrants to purchase 325,000 shares of common stock at exercise prices ranging from $1.75 to $3.88 per share to investors including officers and directors for approximately $1,500,000. The proceeds from these sales were applied to working capital. The investors were granted piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance. GreenMan also granted immediately exercisable warrants to purchase 8,332 shares of common stock at an exercise price of $3.88 per share to a third party in conjunction with the offering. The weighted average fair value of the warrants on the date of grant was $.50 per share.

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Insurance Receivable

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Management does not intend to rebuild in St. Francisville, Louisiana and does not plan to re-establish cryogenic crumb rubber processing capabilities at this time.

      Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 may be paid if GreenMan can demonstrate, to the insurance company's satisfaction, that GreenMan has invested at least $3,000,000 (replacement policy limit) in alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this will be the case or that GreenMan will ever receive the additional insurance proceeds. GreenMan has submitted a proposal to the insurance company, which has been approved and would allow GreenMan Technologies to receive the remaining funds due under the policy. GreenMan will recognize the remaining $950,000 of insurance proceeds when it has received such funds from the insurance company. As a result of the closure of GreenMan Technologies of Louisiana, management wrote down all assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000. In April 1999, GreenMan received approximately $200,000 from the insurance company associated with its business interruption policy.

      GreenMan received a written agreement from Cryopolymers Leasing, Inc., the lessor of GreenMan Technologies of Louisiana's cryogenic equipment whereby they agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when GreenMan received the actual cash value payment from the insurance company. Cryopolymers Leasing also agreed in writing to execute a ten-year note payable with GreenMan for the remaining capital lease balance of $1,600,000. The note would bear interest at 10% per annum and be payable in monthly payments of

$21,144 including interest and principal starting in June 1999. GreenMan recorded this forgiveness of debt as other income for the period ended September 30, 1998. On January 27,1999, GreenMan received correspondence from attorneys for Cryopolymers Leasing purporting to terminate the lease restructuring agreement and demanding payment of the original lease buyout of approximately $3,100,000. Cryopolymers Leasing also sought an additional $400,000 for cryogenic rubber recycling equipment they contended was purchased on behalf of GreenMan. In February 1999, Cryopolymers Leasing commenced suit against GreenMan, GreenMan Technologies of Louisiana and Lexington Insurance Company seeking, among other things, to set aside the lease restructuring agreement concerning the cryogenic equipment lease, force GreenMan to purchase or lease certain additional cryogenic rubber recycling equipment and for damages.

      On May 14, 1999, GreenMan and Cryopolymers Leasing reached a settlement whereby Cryopolymers Leasing agreed to assign to GreenMan all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership to GreenMan of certain additional cryogenic rubber recycling equipment purchased by Cryopolymers Leasing on behalf of GreenMan; and withdraw from all legal proceedings against GreenMan. In return, GreenMan:

      o     paid Cryopolymers Leasing $1,700,000 of escrowed insurance proceeds;

      o executed a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The interest rate may be increased to 21% in the event the note is deemed in default;

      o     issued 250,000 shares of common stock (valued at $202,500);

      o issued immediately exercisable warrants to purchase 450,000 shares of common stock (valued at $100,000) for a period of ten years at $ .81 per share; and

      o     paid all fees associated with the settlement agreement.

      GreenMan determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000 which was recorded in the quarter ended March 31, 1999. The $1,100,000 note payable is personally guaranteed by four officers of GreenMan. The common stock of GreenMan Technologies of South Carolina has been pledged as collateral to the four officers for their personal guarantee. GreenMan is currently marketing the additional cryogenic crumb rubber recycling equipment to potential purchasers.

Debenture Offerings

December 1997 Debentures

      In December 1997, GreenMan issued debentures in the aggregate principal amount of $1,600,000 and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each debenture bears interest at 8% and is due December 15, 2000. The debentures are convertible at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. The debentures automatically convert into shares of common stock upon maturity. GreenMan also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. The net proceeds from the offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. GreenMan used $750,000 of the proceeds to paydown the outstanding loan payable to Browning- Ferris Industries, Inc. for the purchase of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia. As of September 30, 1999, all of the initial debentures and accrued interest have been converted into shares of common stock.

      Pursuant to the agreements, the holders agreed to purchase up to $2,000,000 in additional debentures in multiple tranches during 12 months following the effective date of the registration statement covering the shares issuable upon conversion. Each tranche shall be for the purchase of between $75,000 and $175,000 in additional debentures and may be completed at the election of GreenMan subject to certain conditions. Each additional debenture shall bear similar terms to the initial debentures including the issuance of warrants per additional debenture to both the holders and the placement agent. The additional debentures are convertible within two days of issuance. Pursuant to the terms of the agreements, GreenMan is obligated to borrow at least $1,000,000 in additional debentures or GreenMan must provide the holders and placement agents, warrants to purchase an additional 40,000 shares of common stock. GreenMan issued $450,000 of additional debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share. GreenMan also issued immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share to the placement agent. During the period of October 1998 to January 1999, all additional debentures and $44,636 of accrued interest were converted into 1,622,381 shares of common stock. GreenMan has notified the debenture holders that it will not borrow the remaining $550,000 of the commitment and has not issued the additional warrants as of September 30, 1999.

Acquisition of United Waste Service's Tire Related Assets

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. GreenMan paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into GreenMan's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. Simultaneous with the acquisition, GreenMan entered into an equipment financing agreement with Heller Financial Inc. which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (subsequently combined with GreenMan Technologies of Georgia) and Batesburg, South Carolina (incorporated as GreenMan Technologies of South Carolina).

      GreenMan completed the filing of Form 8-K for the acquisition in April 1999. As a result, of its delay in filing such Form 8-K, GreenMan is ineligible to register securities using SEC Form S-3 until April 2000 and is subject to certain penalties.

Acquisition of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia

      In June 1997, GreenMan acquired from Browning-Ferris Industries, Inc, all of the capital stock of two subsidiaries engaged in the scrap tire collection and processing business: BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. As a result of the acquisitions, both companies became wholly-owned subsidiaries of GreenMan and were renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively. GreenMan agreed to pay $5,331,516 for all of the outstanding capital stock of the two companies of which $650,000 had been previously paid as a deposit and the balance of $4,681,516 was financed by a short-term note.

      In February 1998, GreenMan secured a $5.0 million asset-based credit facility from Heller Financial Inc. and used approximately $3.9 million to repay the balance due on the notes plus interest. The credit facility consists of:

      o $1,400,000 of three-year term notes secured by real estate, payable in monthly principal installments of $23,333 plus interest at prime plus 1.75% (10.25% at September 30, 1999) with a balloon payment of $583,380 due in February 2001;

      o $1,900,000 of three-year term notes secured by machinery and equipment, payable in monthly principal installments of $31,667, plus interest at prime plus 1.75% (10.25% at September 30, 1999) with a balloon payment of $791,620 due in February 2001; and

      o a working capital line of credit of up to $1,700,000 secured by the eligible accounts receivable, as defined. The line of credit bears interest at prime plus 1.5% (10.0% at September 30, 1999).

      GreenMan has granted a security interest in the capital stock of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia to Heller Financial Inc. in addition to providing a corporate guarantee and the personal guarantee of three officers. The credit facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. GreenMan is either in compliance with the terms of the credit facility or has received a waiver of compliance at September 30, 1999.

      In May 1999, GreenMan was notified that Heller Financial Inc. had sold the credit facility to Fremont Financial Corporation. GreenMan has not been notified of any material modifications to the existing terms of the credit facility as a result of the sale.

Cautionary Statement

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

Factors Affecting Future Results

      There are several factors which may effect the future operating results of GreenMan, including:

      o the ability to obtain additional financing at acceptable terms to eliminate the current working capital deficit, cure existing defaults and fund continued internal growth;

      o the ability to realize the remaining $950,000 due under the property insurance policy in conjunction with the Louisiana fire;

      o the ability to relocate GreenMan Technologies of South Carolina prior to the March 2000 lease extension expiration;

      o the delisting of GreenMan's securities from the Nasdaq Small Cap Stock Market and the effect on the market for, and potentially the market price of, GreenMan's common stock;

      o the ability to renegotiate the conversion price of the Class B convertible preferred stock if, in February 2001, the conversion price were to result in a change in control; and

      o     general economic conditions.

      GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will obtain such financing on acceptable terms.

      Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of GreenMan. As a result, there can be no assurance that GreenMan will be able to achieve or sustain profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in GreenMan's business, forward-looking statements made in this report should not be regarded as a representation by GreenMan or any other person that the objectives and plans of GreenMan will be achieved.

Environmental Liability

      There are no known material environmental violations or assessments.

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

      GreenMan hired A+ Computer Specialists and Granitech Inc. to assess and replace its office PC's that are not year 2000 compatible during calendar 1999. GreenMan has obtained written confirmation that the software used on its PC's is year 2000 compatible.

      In addition, machinery and equipment often use or are controlled or monitored by electronic devices that contain embedded microchips. Such machinery and equipment could be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

      Management has taken steps to resolve year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom GreenMan does business. However, there can be no guarantee that the systems of other entities will be converted timely.

      Management has:

      o     identified critical supplier and customer related issues;

      o assessed the year 2000 readiness of equipment located at all of its operating facilities; and

      o     determined what contingency plans may be required.

      At this time, the potential effects in the event that GreenMan or third parties are unable to resolve year 2000 problems timely are not determinable, however, management believes it has resolved its own year 2000 issues. The amounts charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to GreenMan's financial position, results of operations or cash flows.

      As of January 11, 2000, GreenMan has experienced no significant business interruptions as a result of year 2000 problems.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for fiscal years beginning after December 15, 1997. The statement establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      The statement also requires companies to report information about the way that operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by GreenMan in its general purpose financial statements, and changes in the measurement of segment amounts from period to period.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-29 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Key Employees

The Directors and executive officers of GreenMan are as follows:

                Name          Age            Position
                ----          ---            --------

    Maurice E. Needham ...     59   Chairman of the Board of Directors

    Robert H. Davis ......     57   Chief Executive Officer; President; Director

    Charles E. Coppa .....     36   Acting Chief Financial Officer; Treasurer;
                                    Secretary

    Robert D. Maust ......     61   Vice President of Operations; Director

    Lew F. Boyd ..........     54   Director

    Jagruti Oza ..........     39   Director

    James F. O'Connor.....     58   Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. In fiscal 1998, the Board of Directors approved a $2,500 per board meeting fee to be paid to each outside director commencing with the March 12, 1998 meeting. Each outside director also participates in the Non-Employee Director Stock Option Plan.

      GreenMan has established an Audit Committee consisting of Ms. Oza, Mr. Boyd and Mr. O'Connor and a Compensation Committee consisting of Messrs. Needham and Boyd.

      MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He also serves as a Director of Comtel Holdings, an electronics contract manufacturer since April 1999. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director.

      ROBERT H. DAVIS has been Chief Executive Officer and a Director since July 1997. Prior to joining GreenMan, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc.

      CHARLES E. COPPA has served as Acting Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies of Brookline, MA, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products and Corporate Controller for Avatar Technologies, Inc., a computer networking company.

      ROBERT D. MAUST has been Vice President of Operations since July 1997 and was President of the recycling operations from December 1996 to July 1997 and a Director since July 1997. Prior to joining GreenMan, Mr. Maust was Vice President for BFI's tire recycling operations from July 1991 to 1996 and was instrumental in growing that operation from 5 million tires per year to 22 million tires per year over a five-year period. An entrepreneur/manager with over ten years experience in tire recycling, Mr. Maust was President of Maust Tire Recycling from 1988 to 1991, when he sold the business to BFI and joined BFI as Vice President. On November 30, 1999, Mr. Maust resigned as a Director of GreenMan.

      LEW F. BOYD has been a Director since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology.

      JAGRUTI OZA has been a Director since March 1998. Ms. Oza is Vice President - Strategy and Acquisitions for VNU Marketing Information Services, a subsidiary of VNU, a $3 billion international publishing and marketing information service company. Previously, Ms. Oza was Vice President - Corporate Planning for Public Service Enterprise Group ("PSEG") from March 1995 to March 1998, a holding company with $6 billion in annual revenues whose businesses include electric and gas utility, international power development and retail energy services. From 1991 to 1995, Ms. Oza held various managerial positions at PSEG including Regional Manager - Fossil Generation, overseeing the operation of three power plants. Prior to joining PSEG, Ms. Oza was a management consultant with Bain and Company (from 1987 to 1990) providing strategic management services to multinational companies in the chemical, consumer products and retail service industries.

      JAMES F. O'CONNOR, CPA has been a Director since April 1999. Mr. O'Connor is currently Managing Director of The Chartwell Company, a private merchant and investment bank that provides merger-and-acquisition transaction services, investment capital, and fiscal advisory services. Prior to joining The Chartwell Company in 1997, Mr. O'Connor served from 1994-1997 as senior executive for strategy, mergers and acquisitions, and operations at BBA Group plc, a $1.9 billion London-based manufacturing group of materials technology and aviation-related services and products. In 1983, Mr. O'Connor co-founded Ingoldsby, O'Connor & Company, which provided strategic investment-banking services to middle-market companies on behalf of their merger-and-acquisition activities. From 1976 to 1983, he served in several executive positions, including Vice President of Finance, for BTR Inc./SW Industries, a one billion dollar company. Additionally, from 1964-1976 he was an Audit Manager for Arthur Andersen LLP in Boston.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

      Section 16(a) of the Securities and Exchange Act of 1934 requires GreenMan's directors and executive officers, and persons who own more than 10% of GreenMan's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership of GreenMan's Common Stock and other equity securities on Form 3 and reports of changes in s`uch ownership on Form 4 and Form 5. Officers, directors and 10% Stockholders are required by the Securities and Exchange Commission regulations to furnish GreenMan with copies of all
Section 16 (a) forms they file.

      To the best of management's knowledge, based solely on review of the copies of such reports furnished to GreenMan during and with respect to, its most recent fiscal year, and written representation that no other reports were required, all Section 16 (a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with.

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal year ended September 30, 1999, the transition period and the fiscal year ended May 31, 1998 to the Chief Executive Officer and the Vice President of Operations. GreenMan did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                       Long-Term
                                               -------------------                      Compensation
                                                                             (1)         Securities
          Name and                                                       Other Annual    Underlying       All Other
      Principal Position      Fiscal Year    Salary         Bonus        Compensation    Options (3)   Compensation (2)
      ------------------      -----------    ------         -----        ------------    -----------   ----------------
Robert H. Davis ........         1999**    $ 265,000       $   --         $  12,636        475,000        $     --
Chief Executive Officer          1998*        61,539           --             3,985             --              --
                                 1998        188,000           --             7,740        415,000              --

Robert D. Maust ........         1999      $ 125,000       $   --         $  20,405        100,000        $
Vice President                   1998*        38,464           --             5,685             --              --
                                 1998        125,000           --            11,940        140,000          19,000

----------
* Note: Information for the 1998 period reflects the period from June 1, 1998 through September 30, 1998.
** Based upon GreenMan's performance, Mr. Davis has chosen to defer payment of $65,000 of accrued compensation due him.
(1) Represents payments made to or on behalf of Messrs. Davis and Maust for health insurance and auto allowances.
(2)   Represents payments made to Mr. Maust for relocation expenses.
(3) The fiscal 1999 grants represent options granted in April 1999 and July 1999 for Mr. Davis and options granted in December 1998 and July 1999 to Mr. Maust. The fiscal 1998 grants represent options granted in July 1997 and March 1998 for Mr. Davis and options granted in December 1996 and March 1998 to Mr. Maust. Does not include 20,000 warrants to purchase shares of common stock granted to Mr. Davis pursuant to a stock purchase agreement and 6,400 warrants to purchase shares of common stock granted to Mr. Maust pursuant to the terms of loans made to GreenMan by Mr. Maust.

Options/SAR Grants Table

      The following table sets forth each grant of stock options made during the year ended September 30, 1999 held by the executives named in the Summary Compensation Table above

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        % of Total                     Market
                             Number of Securities        Options        Exercise       Price
                              Underlying Options       Granted to        Price        On Date
Name                               Granted            Employees in        Per        of Grant      Expiration
----                               -------             Fiscal Year       Share       Per Share        Date
                                                       -----------       -----       ---------        ----
Robert H. Davis ........         385,000 (1)              44.3%          $ .81         $ .81        04/02/09
                                  90,000 (2)              10.3%          $ .53         $ .53        07/22/09
Robert D. Maust ........          10,000 (2)               1.1%          $ .38         $ .38        12/01/08
                                  90,000 (2)              10.3%          $ .53         $ .53        07/22/09

----------
(1) Vests equally over a seven year period.

(2) Vests equally over a five year period.

      The following table sets forth information concerning the value of unexercised options as of September 30, 1999 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                                Value of Unexercised
                                          Number of Unexercised                 In-the-Money Options
                                    Options at September 30, 1999 (1)         at September 30, 1999 (2)
                                    ---------------------------------         -------------------------
              Name                   Exercisable      Unexercisable          Exercisable  Unexercisable
              ----                   -----------      -------------          -----------  -------------
Robert H. Davis .....                   91,000           799,000              $   --         $    --
Robert D. Maust .....                   40,000           230,000              $   --         $ 1,200

----------
(1) There were no options exercised by any of the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 1999. The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis and December 30, 1997 in the case of Mr. Maust at an annual rate of 20% of the underlying shares of Common Stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

(2) Assumes that the value of shares of common stock is equal to $.50 per share, which was the closing bid price as listed by OTC Bulletin Board on September 30, 1999.

Employment Agreements

      GreenMan has employment agreements with four officers which provide for base salaries, participation in employee benefit plans and severance payments for termination without cause.

Stock Option Plan

      GreenMan's 1993 Stock Option Plan, was established to provide incentive stock options to purchase shares of common stock to employees, officers, directors and consultants. In March 1999, GreenMan's stockholders approved an increase to the number of shares authorized under the 1993 Stock Option Plan to 2,000,000 shares.

      Options granted under the 1993 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Incentive stock options may be granted under the 1993 Stock Option Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to employees, directors and consultants of GreenMan.

      The 1993 Stock Option Plan is administered by the Board of Directors who has the authority to determine;

      o     the persons to whom options will be granted;

      o     the number of shares to be covered by each option;

      o whether the options granted are intended to be incentive stock options;

      o     the manner of exercise; and

      o     the time, manner and form of payment upon exercise of an option.

      Incentive stock options granted under the 1993 Stock Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of the voting stock of GreenMan). Non-qualified stock options may be granted at an exercise price established by the Board which may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the 1993 Stock Option Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of GreenMan.

      As of September 30, 1999, there were 1,898,500 options granted and outstanding under the 1993 Stock Option Plan of which 377,300 options were exercisable at prices ranging from $0.38 to $5.65.

Non-Employee Director Stock Option Plan

      On January 24, 1996, the Board of Directors adopted the 1996 Non-Employee Director Stock Option Plan and the stockholders' approved it on June 7, 1996. The purpose of the Non-Employee Director Stock Option Plan is to promote the interests of GreenMan by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of the Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under Non-Employee Director Stock Option Plan and as of September 30, 1999, options to purchase 16,000 shares of common stock have been granted.

      Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

Employee Benefit Plan

      Effective August 1999, GreenMan has implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan as of September 30, 1999..

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 1999;

      o by each person who is known by GreenMan to own beneficially 5% or more of the outstanding shares of common stock;

      o by each director and officer of GreenMan (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and

      o     by all directors and officers of GreenMan as a group.

      Unless otherwise indicated below, to the knowledge of GreenMan, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 1999, 11,762,599 shares of common stock were issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                                                     Number of Shares      Percentage of
Name (1)                                                           Beneficially Owned (2)      Class
--------                                                           ----------------------      -----
Maurice E. Needham (3).................................                 1,108,783              9.31%
Robert H. Davis (4)....................................                   291,797              2.46%
Robert D. Maust (5)....................................                   235,156              1.99%
Charles E. Coppa (6)...................................                   206,951              1.75%
Lew F. Boyd (7)........................................                   177,228              1.50%
Jagruti Oza (8)........................................                   106,788                 *
James F. O'Connor (9)..................................                    29,000                 *

All officers and directors as a group                                   2,155,703             17.63%
      (7 persons) .....................................

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                     Number of Shares      Percentage of
                                                                    Beneficially Owned         Class
                                                                    ------------------         -----
Joseph E. Levangie (10)................................                 1,190,093              9.61%
United Waste Service Inc. (11).........................                   320,000               100%

----------
* Less than 1% of the outstanding Common Stock.
(1) Each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 152,100 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 59,556 shares of Common Stock and 10,000 shares of Common Stock issuable pursuant to immediately exercisable outstanding warrants owned by Mr. Needham's wife. Does not include 660,400 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(4) Includes 111,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 799,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(5) Includes 40,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 230,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(6) Includes 35,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 204,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(7) Includes 63,000 shares of Common Stock issuable pursuant to immediately exercisable warrants. Does not include 96,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(8) Includes 31,600 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 2,400 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(9) Includes 29,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants.
(10) Includes 626,500 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Mr. Levangie's address is 9 Cot Hill Road, Bedford, MA 01730
(11) Represents shares of Class B Convertible Preferred Stock that are convertible into shares of Common Stock any time commencing February 3, 2001. The conversion price of the Class B Convertible Preferred Stock in effect at any time shall be determined by dividing the Issuance Price by the Average Closing Bid Price. The terms are defined in the

      Asset Purchase Agreement between United Waste Service, Inc. and GreenMan which was filed in GreenMan's Form 8-K on October 5, 1998. United Waste Service, Inc.'s address is c/o Republic Services, Inc., 110 S.E. 6th Street, Suite 2800, Ft. Lauderdale, FL 33301

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      During June and July 1997, Messrs. Needham, Levangie, Maust, and another officer were granted warrants to purchase 15,440 shares, in aggregate of common stock pursuant to the terms of loans made to GreenMan. The warrants have exercise prices ranging from $3.60 to $4.85 per share.

      In March 1998, Messrs. Davis, Levangie, Coppa, and Boyd purchased an aggregate of 334,334 unregistered shares of Common Stock and were granted immediately exercisable, two-year warrants to purchase 74,000 shares of Common Stock pursuant to the terms of the March 1998 private offering. The warrants are exercisable at $1.75 per share.

      During the period of October 1998 through January 1999, Messrs. Needham, Davis, Coppa, Boyd, Ms. Oza and Mr. Levangie purchased an aggregate of 599,230 unregistered shares of Common Stock pursuant to the terms of the October 1998 private offering. In January 1999, Messrs. Davis and Coppa were advanced $55,000 under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the two officers. The investors were granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Loans; Personal Guarantees

      On May 30, 1997, Messrs. Needham and Levangie were issued 10% convertible notes, due October 30, 1998 in the amount of $640,000 for amounts previously borrowed by GreenMan during the period of May 1996 to May 1997. They were also issued warrants to purchase 25,600 shares of common stock at an exercise price of $4.40 per share. The warrants expired unused during fiscal 1999. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes.

      During June and July 1997, GreenMan borrowed an additional $386,000 from Messrs. Needham, Levangie, Maust, and another officer and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. The warrants expired unused during fiscal 1999. The notes are convertible after a one hundred and twenty day holding period into shares of common stock at a conversion price equal to the lower of the average of the closing bid prices on the five trading days preceding the closing or 70% of the average of the closing bid prices on the five trading days preceding the date of the conversion of such notes. On March 24, 1998, the officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock.

      In January 1998, Mr. Davis was advanced $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of common stock owned by Mr. Davis.

      Messrs. Needham, Levangie, and Davis have personally guaranteed the current $5.0 million asset-based credit facility provided by Heller Financial Inc. in February 1998 (now held by Fremont Financial Corporation).

      Messrs. Needham, Davis, Maust and Coppa have personally guaranteed the $1.1 million note payable issued to Cryopolymers Leasing Inc. in May 1999.

      In June 1999, in order to obtain a release from the mortgage holder of its security interest in the DuraWear assets sold, GreenMan was required to reduce the outstanding principal balance by $8,193 and Mr. Needham was required to provide a personal guarantee.

Related Party Transactions

      During the year ended September 30, 1999, several pieces of equipment were rented on a monthly basis from Valley View Farms, Inc., a company owned by Mr. Maust and another officer. Rent expense for the year ended September 30, 1999 associated with payments made to Valley View Farms was $141,070.

      In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with Valley View Farms. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments made towards the purchase of the equipment at the end of the lease. The lease was classified as a capital lease at September 30, 1999 with an equipment value of $187,250.

      All transactions, including loans, between GreenMan and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and are on terms no less favorable to GreenMan than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

      The following exhibits required by Item 601 of Regulation S-B are filed as part of this Form 10-KSB.

       Exhibit
         No.          Description
         ---          -----------

         *3.1     --  Certificate of Incorporation of GreenMan Technologies,
                      Inc.

         *3.2     --  Articles of Incorporation of J.W. DuraWear, Inc. (Name
                      changed to DuraWear Corporation in Certificate of Merger of DuraWear Corporation into J.W. DuraWear, Inc. dated
                      November 29, 1990).

         *3.3     --  Certificate of Stock Designation of GreenMan
                      Technologies, Inc. dated August 10, 1995.

         *3.4     --  By-laws of GreenMan Technologies, Inc.

      (2) 3.5     --  Certificate of Amendment to the Certificate of
                      Incorporation of GreenMan Technologies, Inc.

      (3) 3.6     --  Certificate of Amendment to the Certificate of
                      Incorporation of GreenMan Technologies, Inc.

         *4.1     --  Specimen certificate for Common Stock of GreenMan.

         *4.2     --  Specimen certificate for Class A Redeemable Common Stock
                      Purchase Warrant.

         *4.3     --  Form of Warrant Agreement between GreenMan and OTC
                      Corporate Transfer Services Co.

         *4.4     --  Form of  Warrant issued to Landmark International
                      Equities, Inc.

        *10.5     --  1993 Stock Option Plan.

        *10.8     --  Stock Option Letter dated June 10, 1993 issued to Joseph
                      E. Levangie.

        *10.9     --  Stock Option Letter dated April 25, 1994 issued to Lew F.
                      Boyd.

       *10.10     --  Intentionally Omitted.

       *10.11     --  Stock Option Letter dated April 26, 1995 issued to Joseph
                      E. Levangie.

       *10.13     --  Form of confidentiality and non-disclosure agreement for executive employees.

      **10.35     --  Amended and Restated Term Note dated October 1, 1995
                      between DuraWear Corporation and SouthTrust Bank of
                      Alabama, National Association.

      **10.36     --  Loan Modification and Consent Agreement dated October
                      1, 1995 between DuraWear Corporation and SouthTrust Bank of Alabama, National Association.

      **10.37     --  Commercial Lease dated October 13, 1995 between GreenMan
                      Technologies, Inc. and Kimball Realty Trust.

    (1) 10.43     --  Common Stock Purchase Warrant issued in June 1996  to
                      Palomar Medical Technologies, Inc.

    (2) 10.54     --  Employment Agreement between GreenMan and Robert D. Maust.

    (3) 10.64     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                      Messer Griesheim Industries, Inc. and GreenMan
                      Technologies, Inc.

    (3) 10.65     --  Agreement of Settlement and Release between Messer
                      Griesheim Industries, Inc. and GreenMan Technologies, Inc.

    (3) 10.66     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                      Cryopolymers Leasing, Inc. and GreenMan Technologies, Inc.

    (3) 10.67     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                      Cryopolymers Management Inc. and GreenMan Technologies,
                      Inc.

    (3) 10.68     --  Equipment Lease between Cryopolymers Leasing, Inc. and
                      GreenMan Technologies, Inc.

    (3) 10.69     --  Letter from Palomar Medical Technologies, Inc. to
                      GreenMan extending the maturity date of the December 1996
                      Note

    (3) 10.70     --  Form of Securities Purchase Agreement between GreenMan and various investors in connection with the December
                      1997 Offering of Convertible Notes due December 2000 and
                      Warrants.

    (3) 10.71     --  Form of Registration Rights Agreement between GreenMan and various investors in connection with the December
                      1997 Offering of Convertible Notes due December 2000 and
                      Warrants.

    (3) 10.72     --  Form of Convertible Notes due December 2000

    (3) 10.73     --  Form of Common Stock Purchase Warrant

    (4) 10.74     --  Loan and Security Agreement by and among GreenMan
                      Technologies of Minnesota, Inc., GreenMan Technologies of
                      Georgia, Inc., and Heller Financial Inc.

    (4) 10.75     --  Promissory Note - Real Estate issued by GreenMan
                      Technologies of Minnesota and GreenMan Technologies of
                      Georgia in favor of Heller

    (4) 10.76     --  Promissory Note - Equipment issued by GreenMan
                      Technologies of Minnesota and GreenMan Technologies of
                      Georgia in favor of Heller.

    (4) 10.77     --  Form of Stock Pledge and Security Agreement delivered by
                      GreenMan and GreenMan Acquisition Corp. to Heller.

    (4) 10.78     --  Form of Guaranty delivered by GreenMan and certain
                      officers of GreenMan in favor of Heller.

    (5) 10.79     --  Management Agreement between GreenMan Technologies of
                      Mississippi, Inc. and Mac's Tire Recyclers

    (6) 10.80         Financial Consulting and Investment Banking Agreement
                      between GreenMan and Schneider Securities dated January
                      22, 1999.

      ***11.1     --  Statement Regarding Computation of Earnings Per Share.

      ***21.1     --  List of All Subsidiaries

      ***23.1     --  Consent of Wolf & Company, P.C. dated January 12, 2000.

      ***27.1     --  Financial Data Schedule

--------
* Filed as an Exhibit to GreenMan's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

** Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended November 30, 1995 or the Form 10-KSB for the Year Ended May 31, 1996 and incorporated herein by reference.

***   Filed as an Exhibit herein.

(1) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended August 31,1996, and incorporated herein by reference.

(2) Filed as an Exhibit to GreenMan's Form 10-KSB for the year ended May 31, 1998, as amended.

(3) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference

(4) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended February 28, 1998 and incorporated herein by reference

(5) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended December 31, 1998 and incorporated herein by reference

(6) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended March 31, 1999 and incorporated herein by reference

Item 13(b). Reports on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended September 30, 1999

                           GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of September 30, 1998                      F-3
and 1999

Consolidated Statements of Loss for the Year Ended                        F-4
May 31,1998, the Four Months Ended September 30, 1997
and 1998 and the Year ended September 30, 1999

Consolidated Statements of Changes in Stockholders'                       F-5
Equity for the Year Ended May 31, 1998,  the Four
Months Ended September 30, 1998, and the Year Ended
September 30, 1999

Consolidated Statements of Cash Flows for the Year                        F-6
Ended May 31, 1998, the Four Months Ended September
30, 1997 and 1998, and the Year Ended September 30,
1999.

Notes to Consolidated Financial Statements                                F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30,1998 and 1999 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year ended May 31, 1998, the four months ended September 30, 1998 and the year ended September 30, 1999. These consolidated financial statements are the responsibility of GreenMan's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries at September 30, 1998 and 1999 and the results of their operations and cash flows for the year ended May 31,1998, the four months ended September 30, 1998 and the year ended September 30, 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that GreenMan will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, GreenMan has suffered recurring losses, is in default on certain debt obligations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /S/ WOLF & COMPANY, P.C.
                                         ------------------------
                                             WOLF & COMPANY, P.C


Boston, Massachusetts
December 17, 1999

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                                            September 30,
                                                                                                    ----------------------------
                                                                                                        1998            1999
                                                                                                    ------------    ------------
                                               ASSETS
Current assets:
   Cash and cash equivalents ....................................................................   $    161,215    $      2,233
   Accounts receivable, trade, less allowance for doubtful accounts of $58,166 and
       $166,582 as of September 30, 1998 and 1999 ...............................................      1,685,885       2,189,487
   Inventory ....................................................................................        229,037              --
   Insurance claim receivable ...................................................................      2,120,284              --
   Equipment held for sale ......................................................................             --         635,000
   Other current assets .........................................................................        740,859         704,918
                                                                                                    ------------    ------------
         Total current assets ...................................................................      4,937,280       3,531,638
                                                                                                    ------------    ------------
Property, plant and equipment, net ..............................................................      9,126,573       7,584,321
                                                                                                    ------------    ------------
Other assets:
   Deferred financing costs .....................................................................        306,304              --
   Deferred loan costs ..........................................................................        250,436         143,091
   Goodwill, net ................................................................................      2,347,143       1,796,717
   Real estate held for investment, net .........................................................             --         707,908
   Other ........................................................................................        439,023         296,044
                                                                                                    ------------    ------------
                                                                                                       3,342,906       2,943,760
                                                                                                    ------------    ------------
                                                                                                    $ 17,406,759    $ 14,059,719
                                                                                                    ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Convertible notes payable, current ...........................................................   $    300,000    $    300,000
   Notes payable, related party .................................................................          4,956              --
   Notes payable, current .......................................................................      1,678,399       2,573,064
   Accounts payable .............................................................................      1,714,529       2,431,411
   Accrued expenses, other ......................................................................      1,932,789       1,846,896
   Obligations under capital leases, current ....................................................        542,058         140,725
                                                                                                    ------------    ------------
         Total current liabilities ..............................................................      6,172,731       7,292,096
    Convertible notes payable, non-current portion ..............................................        839,740              --
    Notes payable, non-current portion ..........................................................      3,546,207       3,805,744
    Obligations under capital leases, non-current portion .......................................      1,568,364         585,590
                                                                                                    ------------    ------------
         Total liabilities ......................................................................     12,127,042      11,683,430
                                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized:
       Class B convertible, liquidation value $10 per share, 320,000 shares issued and
       outstanding at September 30, 1998 and 1999 ...............................................      3,200,000       3,200,000
   Common stock, $.01 par value, 20,000,000 shares authorized; 6,910,247 and
       11,762,599 shares issued and outstanding at September 30, 1998 and 1999 ..................         69,103         117,626
   Additional paid-in capital ...................................................................     21,366,619      23,127,529
   Accumulated deficit ..........................................................................    (19,356,005)    (24,013,866)
   Notes receivable, common stock ...............................................................             --         (55,000)
                                                                                                    ------------    ------------
         Total stockholders' equity .............................................................      5,279,717       2,376,289
                                                                                                    ------------    ------------
                                                                                                    $ 17,406,759    $ 14,059,719
                                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                         Consolidated Statements of Loss

                                                                 Year Ended       Four Months Ended September 30,    Year Ended
                                                                   May 31,        -------------------------------   September 30,
                                                                    1998              1997              1998            1999
                                                                ------------      ------------      ------------    ------------
                                                                                   (unaudited)
Net sales ...................................................   $  9,135,487      $  2,462,416      $  4,605,612    $ 16,337,819
Cost of sales ...............................................      6,623,133         1,763,474         3,204,563      13,035,913
                                                                ------------      ------------      ------------    ------------
Gross profit ................................................      2,512,354           698,942         1,401,049       3,301,906
                                                                ------------      ------------      ------------    ------------
Operating expenses:
     Research and development ...............................        675,252            97,176           150,132         126,463
     Selling, general and administrative ....................      3,380,396           713,198         1,161,971       3,953,959
     Impairment losses ......................................             --                --                --         924,548
                                                                ------------      ------------      ------------    ------------
         Total operating expenses ...........................      4,055,648           810,374         1,312,103       5,004,970
                                                                ------------      ------------      ------------    ------------
Operating (loss) profit .....................................     (1,543,294)         (111,432)           88,946      (1,703,064)
                                                                ------------      ------------      ------------    ------------
Other income (expense):
     Interest and financing costs ...........................     (2,837,255)       (1,027,220)         (636,462)       (985,421)
     Other, net .............................................         11,281             3,889          (821,613)         44,909
     Casualty loss ..........................................             --                --        (1,450,000)       (955,000)
     Forgiveness of indebtedness ............................             --                --           500,000          97,000
                                                                ------------      ------------      ------------    ------------
         Other (expense), net ...............................     (2,825,974)       (1,023,331)       (2,408,075)     (1,798,512)
                                                                ------------      ------------      ------------    ------------
Loss from continuing operations .............................     (4,369,268)       (1,134,763)       (2,319,129)     (3,501,576)
                                                                ------------      ------------      ------------    ------------
Discontinued operations:
     Loss from discontinued operations ......................       (855,718)         (294,252)           (6,957)       (236,285)
     Loss on disposal of discontinued operations ............     (1,100,000)               --                --        (920,000)
                                                                ------------      ------------      ------------    ------------
                                                                  (1,955,718)         (294,252)           (6,957)     (1,156,285)
                                                                ------------      ------------      ------------    ------------
Net loss ....................................................   $ (6,324,986)     $ (1,429,015)     $ (2,326,086)   $ (4,657,861)
                                                                ============      ============      ============    ============

Loss from continuing operations per share - basic ...........   $      (1.68)     $      (0.72)     $      (0.37)   $      (0.32)

Loss from discontinued operations per share - basic .........          (0.33)            (0.18)               --           (0.02)

Loss on disposal of discontinued operations - basic .........          (0.43)               --                --           (0.09)
                                                                ------------      ------------      ------------    ------------
Net loss per share - basic ..................................   $      (2.44)     $      (0.90)     $     (0 .37)   $      (0.43)
                                                                ============      ============      ============    ============
Weighted average shares outstanding .........................      2,596,776         1,579,548         6,247,793      10,750,855
                                                                ============      ============      ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
          Year Ended May 31, 1998, Four Months Ended September 30, 1998
                       and Year Ended September 30, 1999


                                                          Preferred Stock                 Common Stock            Additional
                                                    --------------------------     --------------------------      Paid-in
                                                       Shares        Amount          Shares         Amount         Capital
                                                    -----------   ------------     ----------    ------------    ------------
Balance, May 31, 1997 ............................           --   $         --      1,374,659    $     13,747    $ 11,814,651
Shares issued upon conversion of notes payable
   and accrued interest ..........................           --             --      2,998,101          29,981       4,967,060
Fair value of warrants issued in convertible
   debt offerings ................................           --             --             --              --          39,800
Fair value of conversion discounts on
   convertible notes payable .....................           --             --             --              --         699,000
Shares issued on exercise of stock warrants ......           --             --         36,000             360         224,640
Shares and warrants issued for purchase of
   Cryopolymers, Inc. ............................           --             --        153,402           1,534         773,466
Shares issued pursuant to capital lease
   agreement .....................................           --             --         33,333             333          99,667
Sale of common stock .............................           --             --      1,257,734          12,577       1,487,423
Shares issued on exercise of stock options .......           --             --          4,790              48           1,860
Net loss for year ended May 31, 1998 .............           --             --             --              --              --
                                                    -----------   ------------     ----------    ------------    ------------
Balance, May 31, 1998 ............................           --             --      5,858,019          58,580      20,107,567
Shares issued on conversion of notes payable and
   accrued interest ..............................           --             --      1,022,228          10,223       1,010,432
Fair value of warrants issued in convertible
   debt offering .................................           --             --             --              --          54,000
Fair value of conversion discount on
   convertible notes payable .....................           --             --             --              --         150,000
Fair value of conversion discount on accrued
   interest associated with convertible notes
   payable .......................................           --             --             --              --          14,920
Shares issued for services .......................           --             --         30,000             300          29,700
Shares issued for purchase of certain United Waste
   Services, Inc. assets .........................      320,000      3,200,000             --              --              --
Net loss for the four months ended September 30,
   1998 ..........................................           --             --             --              --              --
                                                    -----------   ------------     ----------    ------------    ------------
Balance, September 30, 1998 ......................      320,000      3,200,000      6,910,247          69,103      21,366,619
Shares issued on conversion of notes payable
   and accrued interest ..........................           --             --      3,017,739          30,177         882,656
Fair value of conversion discount on accrued
   interest associated with convertible notes
   payable .......................................           --             --             --              --          16,100
Sale of common stock .............................           --             --      1,538,613          15,386         539,614
Stock issued for services rendered ...............           --             --         50,000             500          24,500
Shares purchased and retired .....................           --             --         (4,000)            (40)         (1,960)
Shares issued in settlement of lease
   obligations ...................................           --             --        250,000           2,500         200,000
Fair value of warrants issued in settlement of
   lease obligations .............................           --             --             --              --         100,000
Net loss for the year ended September 30, 1999....           --             --             --              --              --
                                                    -----------   ------------     ----------    ------------    ------------
Balance, September 30, 1999 ......................      320,000   $  3,200,000     11,762,599    $    117,626    $ 23,127,529
                                                    ===========   ============     ==========    ============    ============

                                                                          Notes
                                                                       Receivable
                                                       Accumulated       Common
                                                         Deficit          Stock            Total
                                                       ------------    ------------    ------------
Balance, May 31, 1997 ............................     $(10,704,933)             --    $  1,123,465
Shares issued upon conversion of notes payable
   and accrued interest ..........................               --              --       4,997,041
Fair value of warrants issued in convertible
   debt offerings ................................               --              --          39,800
Fair value of conversion discounts on
   convertible notes payable .....................               --              --         699,000
Shares issued on exercise of stock warrants ......               --              --         225,000
Shares and warrants issued for purchase of
   Cryopolymers, Inc. ............................               --              --         775,000
Shares issued pursuant to capital lease
   agreement .....................................               --              --         100,000
Sale of common stock .............................               --              --       1,500,000
Shares issued on exercise of stock options .......               --              --           1,908
Net loss for year ended May 31, 1998 .............       (6,324,986)             --      (6,324,986)
                                                       ------------    ------------    ------------
Balance, May 31, 1998 ............................      (17,029,919)             --       3,136,228
Shares issued on conversion of notes payable and
   accrued interest ..............................               --              --       1,020,655
Fair value of warrants issued in convertible
   debt offering .................................               --              --          54,000
Fair value of conversion discount on
   convertible notes payable .....................               --              --         150,000
Fair value of conversion discount on accrued
   interest associated with convertible notes
   payable .......................................               --              --          14,920
Shares issued for services .......................               --              --          30,000
Shares issued for purchase of certain United Waste
   Services, Inc. assets .........................               --              --       3,200,000
Net loss for the four months ended September 30,
   1998 ..........................................       (2,326,086)             --      (2,326,086)
                                                       ------------    ------------    ------------
Balance, September 30, 1998 ......................      (19,356,005)             --       5,279,717
Shares issued on conversion of notes payable
   and accrued interest ..........................               --              --         912,833
Fair value of conversion discount on accrued
   interest associated with convertible notes
   payable .......................................               --              --          16,100
Sale of common stock .............................               --         (55,000)        500,000
Stock issued for services rendered ...............               --              --          25,000
Shares purchased and retired .....................               --              --          (2,000)
Shares issued in settlement of lease
   obligations ...................................               --              --         202,500
Fair value of warrants issued in settlement of
   lease obligations .............................               --              --         100,000
Net loss for the year ended September 30, 1999....       (4,657,861)             --      (4,657,861)
                                                       ------------    ------------    ------------
Balance, September 30, 1999 ......................     $(24,013,866)   $    (55,000)   $  2,376,289
                                                       ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                           Four Months Ended
                                                         Year Ended           September 30,          Year Ended
                                                           May 31,     --------------------------   September 30,
                                                            1998           1997          1998           1999
                                                        -----------    -----------    -----------    -----------
                                                                       (unaudited)
Cash flows from operating activities:
     Net loss .......................................   $(6,324,986)   $(1,429,015)   $(2,326,086)   $(4,657,861)
     Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
     Impairment losses ..............................            --             --             --        924,548
     Amortization of deferred financing costs .......     1,746,234        688,380        468,470        322,404
     Write-off of  joint venture and deposits .......            --             --        735,000             --
     Depreciation and amortization ..................     1,313,454        335,007        520,580      1,701,489
     Common stock and warrants issued for
        services and settlement of lease
        obligations .................................            --             --         30,000        327,500
     Loss on disposal of discontinued operations ....     1,100,000             --             --        920,000
     Write down of equipment due to fire ............            --             --      3,078,668             --
     Forgiveness of indebtedness ....................            --             --       (500,000)       (97,000)
     Decrease (increase) in assets:
         Accounts receivable ........................       486,914        159,695       (210,821)      (578,575)
         Inventory ..................................       269,901        (49,479)        99,541         28,112
         Insurance claim receivable .................            --             --     (2,120,284)     2,120,284
         Other current assets .......................       172,279        (10,989)      (348,740)        35,941
     Increase (decrease) in liabilities:
         Accounts payable ...........................       202,468        520,776        199,158        833,381
         Accrued expenses ...........................       553,661        296,110        266,018         33,480
                                                        -----------    -----------    -----------    -----------
           Net cash (used for) provided by operating
            activities ..............................      (480,075)      (510,555)      (108,496)     1,913,703
                                                        -----------    -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment .............    (1,146,177)      (389,248)      (385,001)    (1,680,812)
     Proceeds on disposal of property and equipment .       810,000             --             --        121,451
     Refund of equipment deposits ...................       100,000        100,000         15,000             --
     Cash acquired upon purchase of
         Cryopolymers Inc. ..........................       172,064             --             --             --
     Deferred loan costs ............................      (322,000)      (173,800)            --             --
     (Increase) decrease in other assets ............      (246,547)       (76,535)      (123,851)       (39,213)
                                                        -----------    -----------    -----------    -----------
           Net cash used for investing activities ...      (632,660)      (539,583)      (493,852)    (1,598,574)
                                                        -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net proceeds from convertible note payable .....     1,350,000             --        371,393             --
     Proceeds from notes payable ....................     3,511,379             --         70,680        879,251
     Repayment of notes payable .....................    (4,989,869)       (33,597)      (249,541)    (1,113,045)
     Net advances under line of credit ..............       279,309             --        437,508        287,996
     Proceeds from notes payable - related parties ..       386,000        386,000             --             --
     Repayment of notes payable - related parties ...       (58,829)       (15,282)       (19,415)        (4,956)
     Principal payments on obligations under capital
       leases .......................................    (1,015,393)      (120,353)       (28,025)    (1,021,357)
     Net proceeds on exercise of common stock options
       and warrants .................................       226,908        224,352             --             --
     Repurchase of common stock .....................            --             --             --         (2,000)
     Net proceeds on the sale of common stock .......     1,500,000             --             --        500,000
                                                        -----------    -----------    -----------    -----------
           Net cash provided by (used for) financing
            activities ..............................     1,189,505        441,120        582,600       (474,111)
                                                        -----------    -----------    -----------    -----------
Net increase (decrease) in cash .....................        76,770        412,092        (19,748)      (158,982)
Cash and cash equivalents at beginning of period ....       104,193        104,193        180,963        161,215
                                                        -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ..........   $   180,963    $   516,285    $   161,215    $     2,233
                                                        ===========    ===========    ===========    ===========

                                   (Continued)
          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Concluded)

                                                                                Four Months Ended
                                                               Year Ended          September 30,           Year Ended
                                                                 May 31,     --------------------------   September 30,
                                                                  1998           1997          1998           1999
                                                              -----------    -----------    -----------    -----------
                                                                             (unaudited)
Supplemental cash flow information:
   Machinery and equipment acquired under capital leases ..   $2,771,876     $       --     $       --     $  737,250
   Convertible note payable issued in settlement of capital
       lease ..............................................           --             --        300,000             --
   Common stock issued upon conversion of notes payable
       and accrued interest ...............................    4,997,041        700,000      1,020,655        912,833
   Common stock issued pursuant to capital lease
       agreement ..........................................      100,000             --             --             --
   Value of conversion discounts and warrants issued in
       connection with convertible notes payable ..........      738,800        173,800        204,000             --
   Interest paid ..........................................      672,996         55,200        186,240        522,208

Supplemental Schedule of Noncash Investing and Financing Activities

On June 30, 1997, GreenMan purchased all of the capital stock of BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. as follows:

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
                                                                    ===========

On November 19, 1997, GreenMan purchased all of the capital stock of Cryopolymers, Inc. as follows:

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
                                                                    ===========

On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc. as follows:

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

      In connection with the discontinued operations, GreenMan transferred equipment with a net book value of $477,000 and related capital lease obligations of $777,000 to accounts payable at May 31, 1998.

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1. Summary of Significant Accounting Policies

Business

      GreenMan Technologies, Inc. is engaged in the business of collecting, shredding and marketing scrap tires. The tire recycling operations are located in Jackson, Georgia; Batesburg, South Carolina and Savage, Minnesota.

      Until closure in January 1998, GreenMan also operated an injection molding operation located in Malvern, Arkansas. In August 1998, GreenMan's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation. In March 1999, GreenMan decided to discontinue operations at its wholly-owned subsidiary, DuraWear Corporation and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

      In June 1997, GreenMan acquired from Browning-Ferris Industries, Inc, all of the capital stock of two subsidiaries engaged in the scrap tire collection and processing business: BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. As a result of the acquisitions, the two companies became wholly-owned subsidiaries of GreenMan and were renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively.

      In November 1997, GreenMan acquired all of the capital stock of Cryopolymers, Inc., a company located in St. Francisville, Louisiana engaged in processing scrap tire chips into crumb rubber. As a result of the acquisition, Cryopolymers Inc. became a wholly-owned subsidiary and was renamed GreenMan Technologies of Louisiana, Inc. Due to a fire at its facility in August 1998, GreenMan Technologies of Louisiana's ceased processing operations and was completely closed in December 1998.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia during the year ended September 30, 1999. The South Carolina operation has been incorporated as GreenMan Technologies of South Carolina, Inc.

Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia since July 1, 1997, GreenMan Technologies of Louisiana since November 19, 1997 and GreenMan Technologies of South Carolina since September 4, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

      GreenMan discontinued operations at the Arkansas molding operation effective January 1998 and sold substantially all the assets of its industrial materials operation located in Alabama in June 1999 to a third party. As a result, the consolidated financial statements were restated to reflect the operating results of these business segments as discontinued operations for all periods presented.

Change in Fiscal Year

      On June 24,1998, the Board of Directors adopted a change of GreenMan's fiscal year-end from May 31 of each year to September 30.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1. Summary of Significant Accounting Policies - (Continued)

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets and the value of equity instruments issued. The amount that may be ultimately realized from equipment held for resale, joint ventures and notes receivable could differ materially from the values recorded in the accompanying financial statements as of September 30, 1999.

Cash Equivalents

      Cash equivalents include short-term investments with original maturities of three months or less.

Inventory

      Inventory is valued at the lower of cost or market on a first-in first-out method.

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

Deferred Loan Costs

      Deferred loan costs represent costs incurred in connection with securing financing for GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia and the acquisition of the scrap tire and collection assets of United Waste Service, Inc. The amount is amortized to expense over the life of the related notes payable.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

1. Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under GreenMan's stock option plans generally have no intrinsic value at the grant date, and under Accounting Principles Board Opinion No. 25 no compensation cost is recognized for them. GreenMan has elected to continue to apply the accounting in Accounting Principles Board Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted after May 31, 1995.

Net Loss Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt were anti-dilutive and excluded from the net loss per share computation.

Comprehensive Income

      GreenMan adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of June 1, 1998. Accounting principles generally require recognized revenue, expenses, gains and losses to be included in net income. Various statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities, foreign currency items and minimum pension liability adjustments. These items along with net income are components of comprehensive income. There were no other items of comprehensive income during the year ended May 31,1998, the four months ended September 30, 1998 and the year ended September 30, 1999.

Segment Disclosures

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for financial statements for fiscal years beginning after December 15, 1997 and establishes standards for the way that public companies report information about operating segments in annual and interim financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires companies to report information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by GreenMan in its general purpose financial statements, and changes in the measurement of segment amounts from period to period.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

2. Acquisition of Subsidiaries

      On June 30, 1997, GreenMan acquired from Browning-Ferris Industries, Inc, all of the capital stock of two subsidiaries engaged in the scrap tire collection and processing business: BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. As a result of the acquisitions, the two companies became wholly-owned subsidiaries of GreenMan and were renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively. GreenMan agreed to pay $5,331,516 for all of the outstanding capital stock of the two companies of which $650,000 had been previously paid as a deposit and the balance of $4,681,516 was financed by a short-term note, at an interest rate of 10% from Browning-Ferris Industries, Inc. In February 1998, GreenMan secured a $5.0 million asset-based credit facility and used approximately $3,900,000 to repay the balance due on the note plus interest. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia are included in the consolidated financial statements since the date of acquisition.

      On November 19, 1997, GreenMan acquired all of the capital stock of Cryopolymers, Inc., a company located in St. Francisville, Louisiana engaged in processing scrap tire chips into crumb rubber. As a result of the acquisition, Cryopolymers, Inc. became a wholly-owned subsidiary and was renamed GreenMan Technologies of Louisiana, Inc. The purchase price consisted of (1) $744,000 in shares of common stock (153,402 shares); (2) warrants to purchase 240,000 shares of common stock exercisable commencing April 1, 1998 for a period of five years at prices ranging from $15.00 to $35.00 per share; and (3) additional warrants to purchase 20,000 shares of common stock exercisable at $4.85 per share for a period of five years and vesting over a two-year period. The total purchase price was $775,000 based upon the value of the common stock and a $31,000 value ascribed to the 260,000 warrants. The acquisition has been accounted for as a purchase and accordingly, the operations of GreenMan Technologies of Louisiana are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid exceeded the fair value of the net assets acquired by $100,000. In August 1998, GreenMan Technologies of Louisiana's facility was severely damaged by a fire which necessitated the closure of the operation. As a result, the remaining goodwill balance was charged to amortization expense in the period ended September 30, 1998.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. GreenMan paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into GreenMan's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. Simultaneous with the acquisition, GreenMan entered into an equipment financing agreement which provided the $850,000 for the transaction. The acquired assets are located in Georgia (combined with GreenMan Technologies of Georgia during the year ended September 30, 1999) and South Carolina (incorporated as GreenMan Technologies of South Carolina, Inc.). The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid exceeded the fair value of the net assets acquired by $2,015,000.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

2. Acquisition of Subsidiaries - (Continued)

      The following unaudited proforma financial information summarizes the consolidated results of operations of GreenMan and the subsidiaries as if the acquisitions had occurred at the beginning of the year eneded May 31, 1998. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the fiscal year or of future results of operations of the combined companies.

                                                                 Four Months Ended
                                            Year Ended             September 30,
                                              May 31,      ----------------------------
                                               1998            1997            1998
                                           ------------    ------------    ------------
Revenue                                    $ 15,051,209    $  4,914,508    $  6,355,580
Income (loss) from continuing operations     (3,961,823)        (83,978)        351,509
Net loss                                     (5,917,540)     (1,401,561)     (2,064,462)
Net loss per share - basic                        (2.28)          (0.89)          (0.33)

      GreenMan also recorded $498,000 of goodwill associated with the October 1995 acquisition of DuraWear. In March 1999, the remaining $324,010 balance of the DuraWear goodwill was written off in connection with the plans to discontinue operations at DuraWear.

      Goodwill recorded in connection with the acquisition of subsidiaries is being amortized over 10 years on a straight line basis. Amortization expense for the year ended May 31, 1998 was $54,846. Amortization expense for the periods ended September 30, 1997 and 1998 was $16,616 and $128,409, respectively. Amortization expense for the year ended September 30, 1999 was $226,416.

3. Discontinued Operations

      In January 1998, GreenMan discontinued operations at its Arkansas injection molding facility. During the year ended May 31, 1998 the facility's revenues totaled $1,126,627 and during the four months ended September 30, 1997, the facility's revenues totaled $713,174.

      GreenMan recorded an estimated loss on disposal of the facility of $1,100,000. The consolidated financial statements were restated to reflect the net operating results of the facility as a separate line item for all periods presented. GreenMan reported a loss from discontinued operations for the year ended May 31, 1998 and the period ended September 30, 1997 of $660,954 and $244,115, respectively. In July 1998, GreenMan disposed of the remaining assets and converted $300,000 of the capital lease obligations into a $300,000, 10% convertible note payable. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option at $1.38 per share. GreenMan had not made any payments on the convertible note payable as of September 30, 1999, is currently in default and the note is classified as a current liability. In October 1999, a payment plan was established with the creditor whereby GreenMan would pay $75,000 per month until the balance was paid off. As of December 1, 1999, $150,000 has been paid towards the outstanding obligation. At September 30, 1998 and 1999, GreenMan had approximately $246,000 and $102,000, respectively of the facility's net obligations remaining which are included in accrued expenses. GreenMan is continuing to negotiate payment terms with the remaining creditors.

In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. During the year ended May 31, 1998 and the four months ended September 30, 1997 and 1998, DuraWear's revenues totaled $1,876,032, $619,529 and $429,197 respectively. DuraWear's revenues for the year ended September 30, 1999 were $407,947.

      GreenMan recorded an estimated loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value at March 31, 1999. On June 14, 1999, a third party paid $16,451 for substantially all assets and liabilities of DuraWear, excluding the land and buildings which were retained by GreenMan subject to the existing mortgage. At September 30, 1999, the land and buildings have been reclassified to real estate held for investment. In order to obtain a release from the mortgage holder of its security interest in the assets sold, the outstanding principal balance of the mortgage had to be reduced by $8,193 and an officer of GreenMan was required to provide a personal guarantee.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

3. Discontinued Operations - (Continued)

The third party executed a one-year lease for use of the land and buildings retained by GreenMan at a monthly rental of $4,500. The lease automatically renews for an additional two (2) one-year terms unless notice of non-renewal is given by the third party at least ninety days prior to the end of the term. The third party has been granted an option to purchase the land and buildings for $850,000 during the term of the lease.

      The consolidated financial statements have been restated to reflect the net operating results of DuraWear as a separate line item for all periods presented. GreenMan reported a loss from discontinued operations associated with DuraWear of $50,137 and $6,957 for the four months ended September 30, 1997 and 1998, respectively, and $194,764 for the year ended May 31, 1998. The loss from discontinued operations for the year ended September 30, 1999 was $236,285. At September 30, 1998 and 1999 DuraWear's assets totaled $1,979,493 and $707,908, respectively, and represented 11% and 5% of consolidated assets.

4. Need for Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,013,866, has a working capital deficiency of $3,760,458 at September 30, 1999 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long term debt and achieving profitability. Management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

5. Insurance Claim Receivable on Casualty Loss

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 may be paid if GreenMan can demonstrate, to the insurance company's satisfaction, that GreenMan has invested at least $3,000,000 (replacement policy limit) in alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy. There can be no assurance that this will be the case or that the additional insurance proceeds will ever be received. In January 1999, GreenMan submitted a proposal to the insurance company, which would allow it to receive the remaining funds due under the policy. GreenMan will recognize the remaining $950,000 of insurance proceeds when it has received such funds from the insurance company. As a result of the closure of GreenMan Technologies of Louisiana, management wrote down all GreenMan Technologies of Louisiana assets to their estimated net realizable value and accrued for all remaining estimated fire related costs at September 30, 1998 resulting in a casualty loss of $1,450,000. GreenMan also recorded an insurance receivable of $70,284 at September 30, 1998 associated with its business interruption policy. In April 1999, GreenMan received approximately $200,000 from the insurance company associated with its business interruption policy.

6. Inventory

Inventory consists of the following at:

                                                            September 30,
                                                                 1998
                                                            -------------
Raw materials ........................................       $    8,517
Work in process ......................................           19,552
Finished goods .......................................          200,968
                                                             ----------
                                                             $  229,037
                                                             ==========

      All inventory is associated with DuraWear and was sold to a third party in June 1999.

                          GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
    (Information for the Four Months Ended September 30, 1997 is unaudited)

7. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                      September 30,          September 30,           Estimated
                                                          1998                    1999              Useful Lives
                                                   ------------------     -------------------    ------------------
Land ...........................................       $   879,162           $   655,377
Buildings ......................................         2,561,924             1,667,702            10-20 years
Machinery and equipment ........................         4,007,240             3,967,537             5-10 years
Furniture and fixtures .........................            91,564                88,023              3-5 years
Motor vehicles .................................         2,699,498             3,028,711             3-10 years
                                                       -----------           -----------
                                                        10,239,388             9,407,350
Less accumulated depreciation
   and amortization                                     (1,112,815)           (1,823,029)
                                                       -----------           -----------
Property, plant and equipment, net                     $ 9,126,573           $ 7,584,321
                                                       ===========           ===========

      As a result of a change in use of equipment at GreenMan Technologies of South Carolina and the consolidation of the Georgia based processing equipment acquired from United Waste Services into GreenMan Technologies of Georgia's operations during the year ended September 30, 1999, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. Based upon discussions with third party equipment brokers and due to the unique nature of certain equipment, management estimates that the net book value of the identified assets exceeded the estimated market value and accordingly, recorded an impairment loss of $752,360 at September 30, 1999. Equipment held for sale is included in current assets at September 30, 1999.

      Depreciation and amortization expense for the year ended May 31, 1998 was $1,057,273. Depreciation and amortization expense for the periods ended September 30, 1997 and 1998 was $276,240 and $388,839 respectively. Depreciation and amortization expense for the year ended September 30, 1999 was $1,353,447.

8. Other Assets

Other assets consist of the following:

                                                                     September 30, 1998      September 30, 1999
                                                                     -------------------    --------------------
      Licensing fee, net ...................................            $   78,339              $        --
      Note receivable and accrued interest..................               110,735                  119,579
      Deposits and miscellaneous............................               249,949                  176,465
                                                                        ----------              -----------
                                                                        $  439,023              $   296,044
                                                                        ==========              ===========

      In conjunction with the 1995 acquisition of DuraWear, GreenMan entered into a three-year non-competition agreement with the former sole shareholder of DuraWear valued at $350,000. This agreement was fully amortized at May 31,1998. Amortization expense for the year ended May 31, 1998 and the period ended September 30, 1997 was $155,557 and $38,889, respectively.

      In April 1996, GreenMan paid a one-time $100,000 license fee for a perpetual license agreement with a privately-held R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. In connection with this license, GreenMan may be required to pay a 3% royalty fee on the sale of blended material for use as a raw material. The license fee was being amortized over an estimated ten-year useful life of the technology. As a result of GreenMan's current emphasis on expanding the core business versus continued development of recycled content products and management's belief that significant resources would be required to accelerate product development in the near term, management has concluded that the value of its technology license is impaired at September 30, 1999 and therefore has written off its remaining $68,335 investment in the licensed technology. Amortization expense for the year ended May 31, 1998 and for the periods ended September 30, 1997 and 1998 was $9,996, $3,332 and $3,332, respectively.
Amortization expense for the year ended September 30, 1999 was $10,004.

                          GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
    (Information for the Four Months Ended September 30, 1997 is unaudited)

8. Other Assets - (Continued)

      In January 1998, $104,100 was advanced to an officer under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of common stock owned by the officer.

      In April 1998, GreenMan paid a $150,000 deposit towards the formation of a joint venture intended to address the process of extracting high value chemical commodities from scrap tires. As a result of the inability of the joint venture partner to secure the necessary project financing and the limited operating history of the joint venture partner, management has determined the deposit to be uncollectible. This amount is included in other expenses for the period ended September 30, 1998.

      In January 1998, GreenMan entered into a license agreement with a privately-held company under which it acquired the exclusive rights and license to use a proprietary crumb rubber modification to be developed for use in the asphalt industry. In connection with this license, GreenMan paid the licensor $30,000 as of September 30, 1998. In August 1998, GreenMan entered into a second license agreement with the licensor under which it acquired the exclusive rights and license to use a series of four proprietary technologies to be developed. In connection with this license GreenMan was required to pay $150,000 over a twelve month period and issue warrants to purchase shares of common stock of GreenMan as each of the four technologies are conveyed to GreenMan.

      In April 1999, GreenMan and the licensor agreed to terminate the license agreements. In return for payments made to date, GreenMan received assignment of two developed technologies, one of which is patented, for crumb rubber modification. The licensor also returned all warrants previously issued. Management believes that without significant Federal Highway Administration involvement alternatives such as chemically modified crumb rubber asphalt will not become a value added market opportunity in the near term. As a result of the limited effort being exerted by the Federal Highway Administration and GreenMan's current emphasis on expanding the core business of tire collection and processing versus continued development of asphalt related initiatives, management has concluded that the value of the technologies is impaired and therefore has written off the $103,853 investment in the technologies at September 30, 1999.

9. Investment in Joint Venture

      During the year ended May 31, 1996, GreenMan purchased a cryogenic recycling line for $1,500,000 and placed an additional $300,000 deposit towards the purchase of an additional cryogenic recycling line. In 1997, the production capacity of the line was evaluated and management decided to re-deploy the equipment in a joint venture with Crumb Rubber Technologies, Inc., the original equipment manufacturer. As a result of the decision to refocus existing resources, the risks associated with a startup venture, and GreenMan's minority interest in the joint venture, management decided to write-down the carrying value of the equipment to the equipment's estimated liquidation value at May 31, 1997. Accordingly, a $1,000,000 impairment loss was recorded in fiscal 1997 against the investment in the cryogenic recycling equipment.

      The joint venture with Crumb Rubber Technologies was formed to collect and process tires in the State of New York and to market the crumb rubber derived from the tires to existing opportunities for larger mesh crumb rubber such as in rubber mats, ground cover and as a filler in asphalt applications. GreenMan contributed the cryogenic crumb rubber equipment (valued at $400,000) previously purchased from Crumb Rubber Technologies into the venture as its capital contribution while they contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. As a result of the joint venture's inability to generate significant revenues since inception, GreenMan's minority ownership position in the joint venture and management's belief that it is unlikely to generate any significant revenue from the joint venture, management wrote-off its $400,000 investment in the joint venture at September 30, 1998.

      Pursuant to the terms of the joint venture agreement, Crumb Rubber Technologies agreed to return $300,000 of equipment deposits to GreenMan by March 1998. As of September 30, 1998 they had repaid $115,000 but due to Crumb Rubber Technologies inability to maintain the agreed upon payment schedule and the uncollateralized nature of the deposits management wrote off the $185,000

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

9. Investment in Joint Venture - (Continued)

balance to other expenses in the period ended September 30, 1998. During the year ended September 30, 1999, GreenMan recovered $35,000 from Crumb Rubber Technologies and recorded it as other income.

      In December 1999, GreenMan agreed to sell its minority interest in the joint venture to Crumb Rubber Technologies and forgive all remaining amounts due from them in return for $60,000 to be paid by January 31, 2000 and the return of previously issued warrants to purchase shares of GreenMan's common stock. GreenMan received representations from Crumb Rubber Technologies that there were no obligations due by GreenMan as a result of its minority ownership in the joint venture.

10. Convertible Notes Payable

January 1997 Debentures

      In January 1997, GreenMan concluded a $1,525,000 offering of 7% convertible subordinated debentures and immediately exercisable, one-year warrants to purchase 152,500 shares of common stock at an exercise price of $6.25 per share. The net proceeds from the offering were approximately $1,310,000 after deducting commissions and expenses of approximately $215,000. GreenMan recorded non-cash deferred financing costs of $75,000 in connection with the issuance of the warrants to purchase 152,500 shares and recorded a deferred charge of approximately $654,000 associated with the 30% discount from market to be realized upon conversion of the debentures. GreenMan also recorded non-cash deferred financing costs of $695,000 in connection with the issuance of warrants to purchase 210,000 shares of common stock to the placement agents. These warrants are immediately exercisable at prices ranging from $.25 to $6.25 per share with 120,000 warrants expiring in December 1999 and 90,000 expiring in January 1998. The deferred charges were amortized to expense over the estimated life of the debentures. Amortization and interest expense on the debentures for both the year ended May 31, 1998 and the period ended September 30, 1997 was $271,484, respectively. As of May 31, 1998, all debentures had been converted into 502,181 shares of GreenMan's common stock and all deferred charges had been amortized to expense. Investors from the January offering exercised 36,000 warrants during the year ended May 31, 1998 resulting in net proceeds to GreenMan of $225,000.

April 1997 Notes

      In April 1997, GreenMan concluded a $1,500,000 offering of convertible notes due eighteen months after closing and warrants to purchase 60,000 shares of common stock at exercise prices ranging from $4.85 to $5.25 per share. The note holders receive 800 shares of GreenMan's common stock in lieu of interest for each $100,000 invested. The net proceeds from the offering were approximately $1,247,000 after deducting commissions and expenses of approximately $253,000. GreenMan also issued immediately exercisable two-year warrants to purchase 30,968 shares of common stock at an exercise price of $4.85 per share to the placement agents. GreenMan recorded a deferred charge of approximately $643,000 associated with the 30% discount from market to be realized upon conversion. GreenMan also recorded non-cash deferred financing costs of $64,600 in connection with the issuance of warrants to purchase 90,968 shares of common stock to the investors and placement agents. These deferred charges were amortized to expense over the estimated life of the notes. Amortization expense and interest expense on the notes for the year ended May 31,1998 and the period ended September 30, 1997 was $696,633 and $298,560, respectively. GreenMan also recorded $162,500 of additional financing costs pursuant to late registration terms for the year ended May 31, 1998 and $112,500 for the period ended September 30, 1997.

      During the year ended May 31, 1998, all notes were converted into 1,089,449 shares of common stock including 49,813 shares associated with accrued interest and all deferred charges had been amortized to expense. The 90,968 warrants issued pursuant to the offering expired unused.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

10. Convertible Notes Payable - (Continued)

December 1997 Debentures

      In December 1997, GreenMan issued debentures in the aggregate principal amount of $1,600,000 and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. Each debenture bears interest at 8% and is due December 15, 2000. The debentures are convertible at any time commencing upon the earlier to occur of (i) the effective date of the registration statement covering the shares issuable upon conversion of the debentures, or (ii) 60 days following the date of issuance at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. The debentures automatically convert into shares of common stock upon maturity. GreenMan also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent.

      The net proceeds from the offering were approximately $1,350,000 after deducting commissions and expenses of approximately $250,000. GreenMan recorded a deferred charge of approximately $533,000 associated with the 25% discount from market to be realized upon conversion of the debentures. GreenMan also recorded deferred financing costs of $32,000 in connection with the issuance of warrants to purchase 64,000 shares of common stock to the investors and placement agents.

      Pursuant to the agreements, the holders have agreed to purchase up to $2,000,000 in additional debentures during the 12 months following the effective date of the registration statement covering the shares issuable upon conversion. Each tranche shall be for the purchase of between $75,000 and $175,000 in additional debentures and may be completed at the election of GreenMan subject to certain conditions. Each additional debenture shall bear similar terms to the initial debentures including the issuance of warrants per additional debenture to both the holders and the placement agent. The additional debentures are convertible within two days of issuance. Pursuant to the terms of the agreements, GreenMan is obligated to borrow at least $1,000,000 in additional debentures or GreenMan must provide the holders and placement agents, warrants to purchase an additional 40,000 shares of common stock in the aggregate. During the year ended May 31, 1998, $240,433 of the initial debentures and $7,127 of accrued interest were converted into 98,984 shares of common stock. During the period ended September 30, 1998, $969,827 of the initial debentures and $50,828 of accrued interest were converted into 1,022,228 shares of common stock. During the period of October to December 1998, the remaining $389,740 of initial debentures and $28,457 of accrued interest were converted into 1,395,358 shares of common stock.

      GreenMan issued $450,000 of additional debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at exercise prices ranging from $1.17 to $2.41 per share. GreenMan also issued immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share to the placement agent. GreenMan recorded a deferred charge of approximately $150,000 associated with the 25% discount from market to be realized upon conversion of the additional debentures. GreenMan also recorded deferred financing costs of $54,000 in connection with the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents. During the year ended September 30, 1999, all additional debentures and $44,636 of accrued interest were converted into 1,622,381 shares of common stock. GreenMan has notified the debenture holders that it will not borrow the remaining $550,000 of the commitment and has not issued the additional warrants as of September 30, 1999.

      The deferred charges were amortized over the estimated life of the initial and additional debentures. Amortization and interest expense for the year ended May 31, 1998 and the period ending September 30, 1998 was $478,235 and $462,921, respectively. Amortization and interest expense for the year ended September 30, 1999 was $332,494.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

10. Convertible Notes Payable - (Continued)

June 1998 Convertible Note

      As a result of the January 1998 shutdown of the injection molding operations (See Note 3), GreenMan sold miscellaneous assets and leased machinery and equipment for $810,000 in May 1998. The proceeds plus an additional $100,000 were remitted to the equipment lessors in full settlement of all amounts due under the corresponding lease obligations. In June 1998, the remaining injection molding assets were sold for $477,000. GreenMan paid $450,000 of the proceeds and issued a $300,000 10% convertible note payable to the lessor in full settlement of all amounts owed under the leases. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option at $1.38 per share. GreenMan had not made any payments on the convertible note payable as of September 30, 1999, is currently in default and has classified the note as a current liability. In October 1999, a payment plan was established with the creditor whereby GreenMan would pay $75,000 per month until the balance was paid off. As of December 1, 1999, GreenMan had paid $150,000 towards the outstanding obligation.

11. Notes Payable

      On February 5, 1998, GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia collectively secured a $5.0 million asset-based credit facility from Heller Financial Inc. The credit facility consisted of: (i) $1,400,000 of three-year term notes secured by real estate (ii) $1,900,000 of three-year term notes secured by machinery and equipment and (iii) a working capital line of credit of up to $1,700,000. GreenMan has granted a security interest in the capital stock of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia to Heller Financial Inc. in addition to providing a Company guarantee and the personal guarantee of three officers of GreenMan. The credit facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. GreenMan is either in compliance with the terms of the credit facility or has received a waiver of compliance at September 30, 1999.

      The proceeds from the credit facility were used to repay the balance of $3,906,071, including interest, due under the short-term note payable to Browning-Ferris Industries for the purchase of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia. GreenMan also incurred approximately $322,000 of deferred loan costs associated with securing the credit facility. These deferred charges are being amortized over the life of the term notes. Amortization expense for the year ended May 31, 1998, the period ended September 30, 1998 and the year ended September 30, 1999 was $35,782, $35,782 and $107,345, respectively.

      On September 4, 1998, Heller Financial Inc. provided GreenMan Technologies of Georgia an additional $850,000 term note secured by machinery and equipment. GreenMan Technologies of Georgia used the proceeds to aquire the scrap tire collection and processing assets of United Waste Service. In connection with the term note, the working capital line of credit was reduced from $1,700,000 to $1,079,000.

      In May 1999, GreenMan was notified that Heller had sold the credit facility to Fremont Financial Corporation. There have been no modifications to the existing terms of the credit facility as a result of the sale.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

11. Notes Payable - (Continued)

Notes payable consists of the following at:                                             September 30,       September 30,
                                                                                             1998                1999
                                                                                        ------------        ------------
Term note payable to a bank, secured by a mortgage on real estate held for investment, guaranteed by GreenMan and an officer, due in monthly installments of $4,500 including interest at prime plus 1% (9.25% and 9.5% at September 30,
  1998 and 1999, respectively) and a final installment of the remaining
  principal balance due July 2000  ................................................     $    425,885        $    395,960
Term note payable, secured by all real estate of GreenMan Technologies of
  Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and three officers, due in monthly installments of $23,333 including interest at prime plus 1.75% (10% and 10.25% at September 30, 1998 and 1999, respectively)
  and a final installment of the remaining principal balance due February 2001 ....        1,236,667             946,266
Term note payable, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan and three officers, due in monthly installments of $31,667 including interest at prime plus 1.75% (10% and 10.25% at September 30, 1998 and 1999, respectively) and a final installment of the remaining principal balance due
  February 2001 ...................................................................        1,678,334           1,298,333
Term note payable, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan and three officers, due in monthly installments of $14,667 including interest at prime plus 1.75% (10% and 10.25% at September 30, 1998 and 1999, respectively) and a final installment of the remaining principal balance due
  February 2001 ...................................................................          850,000             674,000
Term note payable, guaranteed by four officers, due in monthly installments of
  $7,553 including interest at 7.75% and a final installment of the remaining principal balance due June 2004. Default on the note results in an interest
  rate of 21% and an acceleration of the maturity date. ...........................               --           1,098,186
Line of credit, secured by eligible accounts receivable of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia and GreenMan Technologies of
  South Carolina, guaranteed by GreenMan and three officers, and bearing interest at prime plus 1.5% (9.75% and 10% at September 30, 1998 and 1999,
  respectively). ..................................................................          716,817           1,004,813
Other term notes payable and assessments, secured by equipment and requiring monthly
  installments ....................................................................          316,903             961,250
                                                                                        ------------        ------------
                                                                                           5,224,606           6,378,808
Less current portion ..............................................................       (1,678,399)         (2,573,064)
                                                                                        ------------        ------------
  Notes payable, non-current portion                                                    $  3,546,207        $  3,805,744
                                                                                        ============        ============

      The following is a summary of maturities of notes payable at September 30, 1999:

        Years Ending
        September 30,
        -------------
        2000 ...............................................        $ 2,573,064
        2001 ...............................................          2,325,403
        2002 ...............................................            177,933
        2003 ...............................................            154,454
        2004................................................          1,147,954
                                                                    -----------
                                                                    $ 6,378,808
                                                                    ===========

      Interest expense for the year ended May 31, 1998 and the periods ended September 30, 1997 and 1998 was $478,497, $137,803 and $158,963, respectively.
Interest expense for the year ended September 30, 1999 was $570,967.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

12. Related Party Debt Agreements

Convertible Notes Payable, Related Parties

      On December 30, 1996, GreenMan renegotiated the remaining principal balance of $1,200,000 due to a company that was related to a director, under 10% notes payable. The outstanding principal balance was converted into a 10% secured convertible note payable, due July 1, 1997 and convertible into GreenMan's common stock at a conversion price of $5.00 per share. The note was secured by an interest in GreenMan's cryogenic tire recycling equipment. GreenMan also reduced the exercise price of the 60,000 warrants granted in connection with this borrowing to $5.65 per share and recorded a non cash expense of $36,000 in connection with the reduction in the exercise price. Interest expense for the year ended May 31, 1998 and the period ended September 30, 1997 amounted to $115,658 and $55,234, respectively.

      As of May 31, 1998, the holder had converted its entire $1,200,000 note payable and $165,741 of accrued interest into 297,257 shares of common stock pursuant to the terms of the convertible note payable. A portion of the conversion included a one time 15% reduction in the conversion price as an inducement to convert the balance due under the note.

Convertible Notes Payable, Officers

      In May 1996, GreenMan borrowed $325,000 from an officer. This unsecured note payable bore interest at prime plus 1.5% per annum. From September 1996 to May 1997 an additional $624,300 was borrowed from this officer and another officer. During January 1997 and May 1997, $345,000 was repaid to these officers.

      On May 30, 1997, GreenMan refinanced the remaining principal balance and accrued interest plus accrued business expenses owed to these officers and issued each officer 10% convertible notes, due October 30, 1998 in the amount of $640,000 and warrants to purchase 25,600 shares of common stock at an exercise price of $4.40 per share. The notes are convertible after 120 days into shares of common stock at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding May 30, 1997 or 70% of the average closing bid prices on the five trading days preceding the date of the conversion of such notes. GreenMan has recorded a deferred charge of approximately $274,000 associated with the 30% discount from market to be realized upon conversion. GreenMan also recorded non-cash deferred financing costs of $11,500 in connection with the issuance of the warrants to purchase 25,600 shares of common stock.

      During June and July 1997, GreenMan borrowed an additional $386,000 from four officers under similar terms to the May 30, 1997 convertible notes and issued warrants to purchase 15,440 shares of common stock at exercise prices ranging from $3.60 to $4.85 per share. GreenMan recognized a deferred charge of approximately $166,000 associated with the 30% discount from market to be realized upon conversion and $7,800 of non-cash deferred financing costs in connection with the issuance of the warrants to purchase 15,440 shares of common stock to the officers. In March 1998, the four officers converted $1,026,000 of principal and $75,711 of accrued interest into 1,260,193 shares of unregistered common stock. Interest expense for the year ended May 31, 1998 and the period ended September 30, 1997 was $76,045 and $31,129, respectively. Amortization of deferred financing costs for the year ended May 31, 1998 and the period ended September 30, 1997 was $459,300 and $137,160, respectively. All warrants issued pursuant to the convertible notes expired in the year ended September 30, 1999 unused.

Notes Payable, Related Party

      Pursuant to the terms of the DuraWear stock purchase agreement, GreenMan assumed a promissory note payable to DuraWear's former sole stockholder who is also a stockholder of GreenMan. The note was payable in 36 equal monthly installments of principal plus accrued interest at prime plus 1.5%, adjusted annually. The note was paid off in October 1998. Interest expense for the year ended May 31, 1998 and the periods ended September 30, 1997 and 1998 was $5,435, $2,412 and $571, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

13. Capital Leases

      GreenMan leases machinery and equipment with a cost of $59,601 and $798,223 under capital lease agreements at September 30, 1998 and 1999, respectively. Accumulated amortization amounted to $31,433 and $13,303, at September 30, 1998 and 1999, respectively. Amortization expense on assets under capital leases for the year ended May 31, 1998 and the periods ended September 30, 1997 and 1998 was $299,857, $3,974 and $3,974, respectively. Amortization expense for the year ended September 30, 1999 amounted to $17,504.

      In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with a company owned by two officers. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments towards the purchase of the equipment. The lease was classified as a capital lease at September 30, 1999 with an equipment value of $187,250.

      In August 1999, GreenMan Technologies of South Carolina entered into a five-year equipment lease agreement. Under the terms of the lease GreenMan Technologies of South Carolina is required to pay $12,234 per month rental. The lease was classified as a capital lease at September 30, 1999 with an equipment value of $610,973.

      In October 1997, GreenMan entered into a fifteen-year cryogenic equipment lease agreement with Cryopolymers Leasing. Under the terms of the agreement, GreenMan Technologies of Louisiana was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in GreenMan's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease at May 31, 1998 with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GreenMan Technologies of Louisiana, the leased cryogenic equipment was destroyed.

      GreenMan received a written agreement from the lessor of the cryogenic equipment whereby Cryopolymers Leasing agreed to forgive $500,000 of capital lease obligations in return for a $500,000 payment when GreenMan received the actual cash value payment from the insurance company. Cryopolymers Leasing agreed in writing to execute a 10-year note payable with GreenMan for the remaining capital lease balance of $1,600,000. The note would bear interest at 10% per annum and be payable in monthly payments of $21,144 including interest and principal starting in June 1999. GreenMan recorded this forgiveness of debt as other income for the period ended September 30, 1998. On January 27, 1999, GreenMan received correspondence from attorneys for Cryopolymers Leasing purporting to terminate the lease restructuring and demanding payment of the original lease buyout of approximately $3,100,000. Cryopolymers Leasing also sought an additional $400,000 for cryogenic rubber recycling equipment they contended was purchased on behalf of GreenMan. In February 1999, Cryopolymers Leasing commenced suit against GreenMan, GreenMan Technologies of Louisiana and Lexington Insurance Company seeking, among other things, to terminate the restructuring agreement concerning the cryogenic equipment lease, force GreenMan to purchase or lease certain additional cryogenic rubber recycling equipment and for damages.

      On May 14, 1999, GreenMan and the lessor reached a settlement whereby the lessor agreed to assign to GreenMan all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to GreenMan; and withdraw from all legal proceedings against GreenMan. In return, GreenMan paid the lessor;

o     $1,700,000 of escrowed insurance proceeds;

o executed a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004 (see
      Note 11);

o     issued 250,000 shares of common stock (valued at $202,500);

o issued immediately exercisable warrants to purchase 450,000 shares of common stock (valued at $100,000) for a period of ten years at $.81 per share; and

o     paid all fees associated with the settlement agreement.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

13. Capital Leases - (Continued)

GreenMan determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000 which was recorded in the quarter ended March 31, 1999. The $1,100,000 note payable is personally guaranteed by four officers of GreenMan. GreenMan has pledged the common stock of GreenMan Technologies of South Carolina as collateral to the four officers for their personal guarantee. GreenMan has assigned a value of $200,000 to the cryogenic crumb rubber recycling equipment and is currently marketing the equipment to potential purchasers.

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 1999:

            Years Ending
           September 30,
           -------------
                2000  .........................................    $ 223,862
                2001 ..........................................      223,862
                2002 ..........................................      217,441
                2003...........................................      146,813
                2004...........................................      134,579
                                                                   ---------
           Total minimum lease payments .......................      946,557
           Less amount representing interest ..................     (220,242)
                                                                   ---------

           Present value of minimum lease payments ............    $ 726,315
                                                                   =========

      Interest expense on capital leases for the year ended May 31, 1998 and the periods ended September 30, 1997 and 1998 was $200,681, $66,894 and $29,432,
respectively. Interest expense on capital leases for the year ended September 30, 1999 was $14,081.

14. Commitments and Contingencies

Employment Agreements

      GreenMan has employment agreements with four officers which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      During the year ended September 30, 1999, GreenMan rented several pieces of equipment on a monthly basis from a company owned by two officers. Rent expense for the year ended September 30, 1999 was $141,070.

      GreenMan leases approximately 3,380 square feet of office space at a monthly rental of $4,456 under a five-year lease. Rent expense for the year ended May 31, 1998 and the periods ended September 30, 1997 and 1998 was $38,856, $12,952 and $17,464, respectively. Rent expense for the year ended September 30, 1999 was $53,472.

      GreenMan also assumed several equipment operating leases as a result of the acquisition of the tire collection and processing assets of United Waste. Future annual rent commitments under equipment leases are as follows: 2000 - $82,896, 2001 - $64,766, 2002 - $43,929 and 2003 - $22,852. Rent expense for the four months ended September 30, 1998 and the year end September 30, 1999 was $9,898 and $107,412, respectively.

Litigation

      GreenMan is involved in litigation in the ordinary course of business. Actions were commenced against GreenMan for defaulting on a promissory note (See Notes 3 and 10) and by the Louisiana landlord for alleged negligence in the operation of the plant that was destroyed in a fire (See Note 5). In the Louisiana case, GreenMan intends to defend itself vigorously and does not believe the case will result in a material adverse effect on its financial position and results of operations.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15. Stockholders' Equity

Common Stock Transactions

      The following shares of common stock were issued pursuant to convertible notes and debentures during the periods noted below:

                                                                                                      Total
                                                             Principal             Interest           Shares
Year Ended May 31, 1998                                      Converted             Converted          Issued
-----------------------                                     -----------           -----------        ---------
   January 1997 offering (Note 10).................         $   675,000            $      --           252,218
   April 1997 offering (Note 10)...................           1,500,000              107,029         1,089,449
   Related party (Note 12).........................           1,200,000              165,741           297,257
   Officers (Note 12)..............................           1,026,000               75,711         1,260,193
   December 1997 offering (Note 10)................             240,433                7,127            98,984
                                                            -----------            ---------         ---------
                                                            $ 4,641,433            $ 355,608         2,998,101
                                                            ===========            =========         =========
Period Ended September 30, 1998
-------------------------------
   December 1997 offering (Note 10)................         $   969,827            $  50,828         1,022,228
                                                            ===========            =========         =========
Year Ended September 30, 1999
-----------------------------
   December 1997 offering (Note 10)................         $   839,740            $  73,093         3,017,739
                                                            ===========            =========         =========

      Investors from the January 1997 offering exercised 36,000 warrants during the year ended May 31, 1998, resulting in net proceeds to GreenMan of $225,000.

      On August 24, 1998, GreenMan issued 30,000 shares of common stock for services rendered to GreenMan.

Private Offering of Common Stock and Warrants

      During the period of March 1998 to May 1998, GreenMan sold 1,257,734 shares of unregistered common stock and immediately exercisable two year warrants to purchase 325,000 shares of common stock at exercise prices ranging from $1.75 to $3.88 per share to investors including officers and directors for approximately $1,500,000. The investors were granted piggy-back registration rights to register the common stock and the common stock issuable upon exercise of the warrants. GreenMan also granted warrants to purchase 8,332 shares of common stock at an exercise price of $3.88 per share to a third party in conjunction with the offering. The weighted average fair value of the warrants on the date of grant was $ 0.50 per share.

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). As of September 30, 1999, 1,538,613 shares of unregistered common stock have been sold to investors including officers and directors for approximately $500,000 of net proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Non -Employee Director Stock Option Plan

      Under the terms of the 1996 Non-Employee Director Stock Option Plan on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of the common stock. Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted, on the date of the annual meeting of stockholders,

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15. Stockholders' Equity - (Continued)

an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

      The Board of Directors has reserved 60,000 shares of common stock for issuance and as of September 30, 1999, options to purchase 16,000 shares of common stock, at prices ranging from $.88 to $16.90 per share, have been granted. During the year ended May 31, 1998, options were granted to purchase 6,000 shares of common stock at $1.09 per share for a period of ten years. During the year ended September 30, 1999, options were granted to purchase 8,000 shares of common stock at $.88 per share for a period of ten years. The weighted average fair value of the options on the date of grant was $.21 and $.31 per share, respectively, for the years ended May 31, 1998 and September 30, 1999.

Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to employees, officers, directors and consultants. In March 1999, GreenMan's stockholders approved an increase to the number of shares authorized under the Plan to 2,000,000 shares.

      The Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 1993 Stock Option Plan. Stock options granted are summarized as follows:

                                                                              Four Months Ended                Year Ended
                                             Year Ended May 31, 1998          September 30, 1998           September 30,1999
                                         -----------------------------  ----------------------------  ----------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                            Shares           Price         Shares          Price          Shares         Price
                                          -----------    -------------  -------------   ------------  -------------   ------------
Outstanding at beginning of period           143,340         $ 4.05       1,274,500        $ 1.37       1,274,500        $ 1.37
Granted                                    1,182,600           1.21              --            --         870,000          0.67
Canceled                                     (46,200)          5.53              --            --        (246,000)         1.65
Exercised                                     (5,240)           .62              --            --              --            --
                                           ---------                      ---------                     ---------
Outstanding at end of period               1,274,500           1.37       1,274,500          1.37       1,898,500          1.02
                                           =========                      =========                     =========
Exercisable at end of period                  41,940           1.91          58,120          2.20         377,300          1.45
                                           =========                      =========                     =========
Reserved for future grants at end of
   period                                    714,780                        714,780                        90,780
                                           =========                      =========                     =========
Weighted average fair value of options
   granted during the period                                 $ 0.31                           N/A                        $ 0.21

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15. Stockholders' Equity - (Continued)

Information pertaining to options outstanding under the plan at September 30, 1999 is as follows:

                                          Options Outstanding                      Options Exercisable
                             --------------------------------------------    ------------------------------
                                               Weighted
                                                Average        Weighted                           Weighted
                                               Remaining       Average                            Average
Exercise                         Number       Contractual      Exercise            Number         Exercise
Prices                        Outstanding         Life           Price          Exercisable         Price
------                       --------------  -------------    -----------    -----------------   ----------
$  .38 - .63                      434,000         9.6           $  .52             14,000         $  .45
$  .81 - 1.09                   1,398,800         8.8             1.00            321,600           1.09
$ 1.35 - $ 1.45                     7,200         4.6             1.38              7,200           1.38
$ 4.70 - $ 5.00                    40,500         7.8             4.70             16,500           4.71
$ 5.65                             18,000         7.3             5.65             18,000           5.65
                                ---------                                         -------
                                1,898,500         8.9           $ 1.02            377,300         $ 1.45
                                =========                                         =======

Other Stock Options

      The Company granted options to purchase 3,000 shares of common stock at $5.00 per share through February 2000 and 4,000 shares of common stock at $5.00 per share through April 2005 in the year ended May 31, 1995.

      On December 30, 1996, GreenMan granted ten year options to purchase 60,000 shares of common stock at an exercise price of $5.65 per share to certain officers. These options vest over a five-year period. The weighted average fair value of the options on the date of grant was $1.40 per share.

      On March 23, 1998, GreenMan granted options to purchase 1,487,500 shares of common stock at an exercise price of $1.09 per share through March 2008 to certain officers, directors and outside individuals. These options vest over a five-year period. As of September 30, 1999, 180,000 of these options expired unused.

      On March 31, 1999, GreenMan granted options to purchase 75,000 shares of common stock at an exercise price of $.88 per share through March 2002 to its non-employee directors. These options vest over a one-year period. The weighted average fair value of the options on the date of grant was $.21 per share.

Other Warrants

      In connection with GreenMan's initial public offering, warrants were issued to purchase 253,000 shares of common stock at $25.00 per share through September 28, 2000. Also in connection with the conversion of preferred stock 260,000 warrants were issued under the same terms.

      In January 1996, GreenMan granted warrants to purchase 13,400 shares of common stock for services rendered. The exercise price is $16.90 through January 2006. On December 30, 1996, these warrants were repriced to $5.65 which was the closing bid price of the common stock on December 30, 1996. The weighted average fair value of the repriced warrants on the date of grant was $1.40 per share.

      During June 1996, GreenMan granted warrants to purchase 196,247 shares of common stock at exercise prices ranging from $15.00 to $19.40 per share through June 1999 and 2001. On December 30, 1996, 136,247 of the original 196,247 warrants were repriced to $5.65 per share. The weighted average fair value of the repriced warrants on the date of grant was $1.40 per share. During the year ended September 30, 1999, 126,247 warrants expired unused.

      On December 30, 1996, GreenMan granted 80,000 three-year warrants to one of its investment bankers at an exercise price of $.25 per share and recorded a non-cash expense of $400,000 for the year ended May 31, 1997.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15. Stockholders' Equity - (Continued)

      On September 23, 1998, GreenMan granted warrants to purchase 78,829 shares of common stock for a period of two years at an exercise price of $1.11 per share pursuant to a technology license agreement (See Note 8). These warrants were returned unexercised in April 1999.

      In December 1998, GreenMan granted warrants to purchase 25,000 shares of common stock for a period of three years an exercise price of $.41 per share for services rendered. The weighted average fair value of the options on the date of grant was $.08 per share.

      In January 1999, GreenMan executed a two-year investment banking and corporate financing agreement with Schneider Securities Inc. In exchange for services to be provided, GreenMan agreed to:

      o     pay an annual fee of $25,000;

      o issue 50,000 shares of unregistered common stock which are subject to an eighteen month lock-up agreement (valued at $25,000);

      o issue warrants to purchase 150,000 shares of common stock exercisable January 2000 through January 2004 at prices ranging from $1.00 to $1.50 per share and;

      o issue warrants to purchase 100,000 shares of common stock exercisable January 2001 through January 2004 at prices ranging from $2.00 to $2.50 per share.

      In May 1999, GreenMan granted warrants to purchase 450,000 shares of common stock for a period of ten years at an exercise price of $.81 per share (valued at $100,000) pursuant to a settlement agreement (See Note 13). The weighted average fair value of the options on the date of grant was $.22 per share.

Stock-Based Compensation

      GreenMan has two stock-based compensation plans and stock options issued outside of the plans, which are described above. GreenMan applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had the compensation cost for the stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                       Four Months Ended
                                                         September 30,             Year Ended
                                Year Ended     -------------------------------    September 30,
                               May 31, 1998         1997             1998             1999
                              --------------   --------------   --------------   --------------
Net loss:
       As reported            $  (6,324,986)   $  (1,429,015)   $  (2,326,086)   $  (4,657,861)
       Pro forma                 (6,457,825)      (1,463,295)      (2,360,366)   $  (4,830,253)
Net loss per share - basic:
       As reported            $       (2.44)   $       (0.90)   $       (0.37)   $       (0.43)
       Pro forma                      (2.49)           (0.93)           (0.38)           (0.45)

      Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

15. Stockholders' Equity - (Continued)

      The fair value of each option grant under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended May 31,1998, dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 40% and expected lives of 2 years. There were no options granted under the plans during the period ended September 30, 1998. The weighted average assumptions used for grants during the year ended September 30, 1999 were: dividend yield of 0%; risk-free interest rate of 5.5%; expected volatility of 50% and expected lives of 5 years.

      Weighted average assumptions used in valuing stock options issued outside of the plans during the years ended May 31, 1998 and September 30, 1999, were dividend yields of 0%; risk-free interest rate of 5.5%; expected volatility of 40% and 50% respectively, and expected lives of 2 years.

Common Stock Reserved

      GreenMan has reserved common stock at September 30, 1999 as follows:

           Initial public offering warrants ...................................   253,000
           Warrants issued on conversion of preferred stock ...................   260,000
           Stock option plans ................................................. 2,049,280
           Other stock options ................................................ 1,449,500
           Other warrants ..................................................... 1,804,733
                                                                                ---------
                                                                                5,816,513
                                                                                =========

      At September 30, 1999, GreenMan has 20,000,000 shares of authorized common stock of which 11,762,599 shares are outstanding. The Class B convertible preferred stock is convertible into shares of GreenMan's common stock beginning in February 2001. Based upon the average closing bid price of GreenMan's common stock from September 4, 1998 to December 1, 1999, the total number of shares reserved in connection with the convertible preferred stock is 4,923,077 and is subject to adjustment (See Note 2).

16. Market for Common Stock

      On October 29, 1998, GreenMan received notice from the Nasdaq Stock Market, Inc. stating its common stock would be delisted from the Nasdaq Small Cap Market if, in the ninety day period ended January 29, 1999, GreenMan could not demonstrate compliance with the $1.00 minimum bid price for ten consecutive trading days. As of January 29, 1999, GreenMan had not regained full compliance with the minimum bid price requirement and requested an oral appeal to the Nasdaq's Listing and Hearing Review Committee. On March 26, 1999, GreenMan also received notice from the Nasdaq Small Cap Market that GreenMan had violated marketplace rules regarding shareholder approval in connection with the September 1998 acquisition of the scrap tire collection and processing assets of United Waste Service, Inc.

      On April 9, 1999, management attended a hearing of the Listing and Hearing Review Committee and requested an extension of time in order to comply with the $1.00 minimum bid requirement. Management also provided documentation substantiating its contention that marketplace rules were not violated in regards to the acquisition of the scrap tire collection and processing assets of United Waste Service, Inc.

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In August 1999, notice was received from the Nasdaq Listing and Hearing Review Council that the appeal would be considered and the decision will be reviewed in January 2000.

      There can be no assurance, however, that the appeal will be successful or the securities reinstated on Nasdaq's Small Cap Market. Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price of the common stock.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

17. Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber. In March 1999, GreenMan decided to discontinue operations at its industrial materials subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling.

      At September 30, 1999, one customer accounted for 11.5% of consolidated accounts receivable. During the year ended May 31, 1998, the four months ended September 30, 1997 and 1998, and the year ended September 30, 1999, no customer accounted for 10% or more of consolidated net sales.

18. Income Taxes

      There was no provision for income taxes for the year ended May 31, 1998, the periods ended September 30, 1997 and 1998 and the year ended September 30, 1999 due to GreenMan's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the effective tax rates is primarily due to net operating losses incurred by GreenMan and the valuation reserve against its deferred tax assets.

The components of the net deferred tax asset are as follows:

                                                                           September 30,       September 30,
                                                                               1998                1999
                                                                          --------------      --------------
             Deferred tax asset:
                Federal ........................................          $   5,106,000       $    6,223,000
                State ..........................................              1,012,000            1,268,000
                                                                          -------------       --------------
                                                                              6,118,000            7,491,000
             Valuation reserve .................................             (6,118,000)          (7,491,000)
                                                                          -------------       --------------
             Net deferred tax asset ............................          $          --       $           --
                                                                          =============       ==============

The following differences give rise to deferred income taxes:

                                                                           September 30,       September 30,
                                                                               1998                1999
                                                                          --------------      --------------
             Net operating loss carryforward ...................          $   5,012,000       $    5,671,000
             Research tax credit carryforward ..................                 17,000               17,000
             Non-deductible losses .............................                546,000            1,369,000
             Other .............................................                543,000              434,000
                                                                          -------------       --------------
                                                                              6,118,000            7,491,000
             Valuation reserve .................................             (6,118,000)          (7,491,000)
                                                                          -------------       --------------
             Net deferred tax asset ............................          $          --       $           --
                                                                          =============       ==============

The change in the valuation reserve is as follows:

                                                                 Four Months Ended
                                              Year Ended           September 30,              Year Ended
                                                May 31,       --------------------------     September 30,
                                                 1998            1997           1998             1999
                                              ----------      -----------   ------------      ----------
  Balance at beginning of period ...          $3,184,000      $3,184,000      $5,250,000      $6,118,000
  Increase due to current period net
     operating loss ................           2,066,000         243,000         868,000       1,373,000
                                              ----------      ----------      ----------      ----------
  Balance at end of period .........          $5,250,000      $3,427,000      $6,118,000      $7,491,000
                                              ==========      ==========      ==========      ==========

      As of September 30, 1999, GreenMan has net operating loss carryforwards of approximately $14,806,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 1999, respectively. In addition, GreenMan has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008. Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in GreenMan's common stock as defined by the Internal Revenue Code.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
     (Information for the Four Months Ended September 30, 1997 is unaudited)

19. Letter of Intent

      On June 1, 1998, GreenMan signed a letter of intent to acquire all of the capital stock of Mac's Tire Recyclers, a privately-held tire recycler located in Saltillo, Mississippi. GreenMan operated the Mac's Tire Recyclers facility for the period from June 1, 1998 until April 16, 1999 under a management agreement which provided for a management fee equal to 90% of the net income of Mac's Tire Recyclers before depreciation and income taxes. GreenMan recognized $223,000 and $19,085 under this agreement for the period ended September 30, 1998 and the year ended September 30, 1999, respectively. At September 30, 1998 and 1999, GreenMan had accounts receivable from Mac's Tire Recyclers of $183,000 and $35,400, respectively, which represents unpaid management fees. The management agreement term expired on April 16, 1999 and accordingly, GreenMan is no longer managing Mac's Tire Recyclers operations. Based upon due diligence, both parties have agreed not to proceed with the acquisition.

20. Fair Value of Financial Instruments

      At September 30, 1998, GreenMan's financial instruments consist of notes payable to related parties, banks and others, and convertible notes payable. Notes payable to related parties, banks, and others approximate their fair values as these instruments bear interest at market rates. The fair value of the $300,000 convertible note payable is $300,000 at September 30, 1998 as the conversion price per share is in excess of the fair value of the common stock. The fair value of the $839,740 in convertible notes payable outstanding is approximately $1,120,000 based on the fair value of the common stock issuable on conversion of the notes.

      At September 30, 1999, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments bear interest at market rates. The fair value of the $300,000 convertible note payable is $300,000 at September 30, 1999 (See Note 10).

21. Employee Benefit Plan

      Effective August 1999, GreenMan has implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan as of September 30, 1999.

22. Subsequent Events

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of December 1, 1999, the Company had issued $300,000 of convertible notes and issued immediately exercisable five year warrants to purchase 100,000 shares of common stock at an exercise price of $.31 per share. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investors have been granted piggy-back registration rights to register the common stock.

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

       Signature                        Title(s)                      Date
       ---------                        --------                      ----


/s/ Maurice E. Needham            Chairman of the Board         January 12, 2000
----------------------
  Maurice E. Needham


  /s/ Robert H. Davis      Chief Executive Officer, President   January 12, 2000
  -------------------                 and Director
    Robert H. Davis


 /s/ Charles E. Coppa           Chief Financial Officer,        January 12, 2000
 --------------------           Treasurer and Secretary
   Charles E. Coppa               (Principal Financial
                                  Officer and Principal
                                   Accounting Officer)


    /s/ Lew F. Boyd                     Director                January 12, 2000
    ---------------
      Lew F. Boyd


    /s/ Jagruti Oza                     Director                January 12, 2000
    ---------------
      Jagruti Oza


 /s/ James F. O'Connor                  Director                January 12, 2000
 ---------------------
   James F. O'Connor