Form 10QSB
period 1999-12-31
GREENMAN TECHNOLOGIES INC
filed 2000-02-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999            Commission File Number 1-13776
                  -----------------                                   -------

                           GreenMan Technologies, Inc.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   71-0724248
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    7 Kimball Lane, Building A, Lynnfield, MA                  01940
    -----------------------------------------              -------------
    (Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code (781) 224-2411
                                                         --------------

       ------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

              Number of shares outstanding as of February 14, 2000

                 Common Stock, $.01 par value, 11,990,716 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 1999

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----

Item 1.     Financial Statements (*)


            Unaudited Condensed Consolidated Balance Sheets as of
            September 30, 1999 and December 31, 1999                           3

            Unaudited Condensed Consolidated Statements of Loss for the
            three months ended December 31, 1998 and 1999                      4

            Unaudited Condensed Consolidated Statement of Changes in
            Stockholders' Equity for the three months ended December           5
            31, 1999

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the three months ended December 31, 1998 and 1999              6

            Notes to Unaudited Condensed Consolidated Financial Statements  7-10

Item  2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-14

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 15

Item 2.     Changes in Securities                                             15

Item 3.     Defaults Upon Senior Securities                                   15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        16


* The financial information at September 30, 1999 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                  September 30,       December 31,
                                                                                      1999               1999
                                                                                  -------------       ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..............................................   $           2,233  $         102,280
  Accounts receivable, trade, less allowance for doubtful accounts of $166,582 and $131,256 as of September 30, 1999 and December
      31,1999 ............................................................           2,189,487          2,603,025
  Equipment held for sale.................................................             635,000            497,500
  Other current assets ...................................................             704,918            582,007
                                                                             -----------------  -----------------
        Total current assets                                                         3,531,638          3,784,812
                                                                             -----------------  -----------------
Property, plant and equipment, net .......................................           7,584,321          7,391,525
                                                                             -----------------  -----------------
Other assets:
  Deferred loan costs ....................................................             143,091            116,255
  Goodwill, net ..........................................................           1,796,717          1,746,344
  Real estate held for investment, net....................................             707,908            703,531
  Other ..................................................................             296,044            339,050
                                                                             -----------------  -----------------
                                                                                     2,943,760          2,905,180
                                                                             -----------------  -----------------
                                                                             $      14,059,719  $      14,081,517
                                                                             =================  =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current .....................................   $         300,000  $         425,000
  Notes payable, current .................................................           2,573,064          2,797,733
  Accounts payable........................................................           2,431,411          2,354,526
  Other current liabilities ..............................................           1,846,896          1,808,317
  Obligations under capital leases, current ..............................             140,725            164,338
                                                                             -----------------  -----------------
        Total current liabilities ........................................           7,292,096          7,549,914
  Notes payable, non-current portion .....................................           3,805,744          3,605,857
  Obligations under capital leases, non-current portion ..................             585,590            547,503
                                                                             -----------------  -----------------
        Total liabilities ................................................          11,683,430         11,703,274
                                                                             -----------------  -----------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
      Class B convertible, liquidation value $10 per share, 320,000
      shares issued and outstanding ......................................           3,200,000          3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 11,762,599 and 11,990,716 shares issued and outstanding at September 30, 1999
      and December 31,1999 ...............................................             117,626            119,907
  Additional paid-in capital .............................................          23,127,529         23,186,254
  Accumulated deficit ....................................................         (24,013,866)       (24,072,918)

  Notes receivable, common stock..........................................             (55,000)           (55,000)
                                                                             -----------------  -----------------
        Total stockholders' equity........................................           2,376,289          2,378,243
                                                                             -----------------  -----------------
                                                                             $      14,059,719  $      14,081,517
                                                                             =================  =================

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
               Unaudited Condensed Consolidated Statements of Loss


                                                                         Three Months Ended
                                                                            December 31,
                                                                      1998                1999
                                                                ----------------------------------
Net sales...............................................          $ 4,380,951         $ 4,559,253
Cost of sales ..........................................            3,077,398           3,516,527
                                                                  -----------         -----------
Gross profit ...........................................            1,303,553           1,042,726
                                                                  -----------         -----------
Operating expenses:
    Research and development ...........................               14,375              13,464
    Selling, general and administrative ................              972,132             881,274
                                                                  -----------         -----------
        Total operating expenses .......................              986,508             894,738
                                                                  -----------         -----------
Operating profit........................................              317,045             147,988
                                                                  -----------         -----------
Other income (expense):
    Interest and financing costs........................             (426,514)           (225,450)

    Other, net .........................................                (960)              18,410
                                                                  -----------         -----------
        Other (expense), net ...........................             (427,474)           (207,040)
                                                                  -----------         -----------
Loss from continuing operations ........................             (110,429)            (59,052)
Discontinued operations:

    Loss from discontinued operations...................             (110,384)                 --
                                                                  -----------         -----------
Net loss ...............................................          $  (220,813)         $  (59,052)
                                                                  ===========         ===========

Loss from continuing operations per share - basic.......          $     (0.01)         $       --

Loss from discontinued operations per share - basic.....                (0.01)                 --
                                                                  -----------         -----------

Net loss per share - basic .............................          $     (0.02)                 --
                                                                  ===========         ===========

Weighted average shares outstanding.....................            9,109,847          11,818,291
                                                                  ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 1999

                                                  Preferred Stock               Common Stock
                                            ---------------------------   --------------------------
                                                Shares        Amount         Shares        Amount
                                            ------------   ------------   ------------   ------------
Balance, September 30, 1999 .............        320,000   $  3,200,000     11,762,599   $    117,626

Sale of common stock ....................             --             --        228,117          2,281

Fair value of warrants issued in
  convertible debt offering .............             --             --             --             --

Net loss for the three months ended
  December 31, 1999 .....................             --             --             --             --
                                            ------------   ------------   ------------   ------------
Balance, December 31, 1999 ..............        320,000   $  3,200,000     11,990,716   $    119,907
                                            ============   ============   ============   ============

                                                                            Notes
                                            Additional                    Receivable
                                             Paid-in       Accumulated     Common
                                             Capital         Deficit        Stock            Total
                                           ------------   ------------    ------------    ------------
Balance, September 30, 1999 .............  $ 23,127,529   $ 24,013,866)   $   (55,000)    $  2,376,289

Sale of common stock ....................        51,225             --              --          53,506

Fair value of warrants issued in
  convertible debt offering .............         7,500             --              --           7,500

Net loss for the three months ended
  December 31, 1999 .....................            --        (59,052)             --         (59,052)
                                           ------------   ------------    ------------    ------------
Balance, December 31, 1999 ..............  $ 23,186,254   $(24,072,918)   $    (55,000)   $  2,378,243
                                           ============   ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                 1998        1999
                                                                             ------------------------
Cash flows from operating activities:
    Net loss ..............................................................   $(220,813)   $ (59,052)
    Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities:
    Amortization of deferred financing costs ..............................     285,193           --
    Depreciation and amortization .........................................     428,454      409,571
    (Increase) decrease in assets:
        Accounts receivable ...............................................    (397,256)    (413,178)
        Inventory .........................................................      46,049           --
        Insurance claim receivable ........................................     400,058           --
        Other current assets ..............................................      83,253      122,911
    Increase (decrease) in liabilities:
        Accounts payable ..................................................     126,923      (76,885)
        Other current liabilities .........................................    (404,028)     (38,579)
                                                                              ---------    ---------
               Net cash provided by (used for) operating activities .......     347,833      (55,572)
                                                                              ---------    ---------
Cash flows from investing activities:
    Purchase of property and equipment ....................................    (450,883)    (102,253)
    Deferred loan costs ...................................................     (14,205)          --
    Proceeds on disposal of property and equipment ........................          --      137,500
    Decrease (increase) in other assets ...................................      85,124      (43,006)
                                                                              ---------    ---------
         Net cash used for investing activities ...........................    (379,964)      (7,759)
                                                                              ---------    ---------
Cash flows from financing activities:
    Net advances under line of credit .....................................      92,971      280,766
    Repayment of notes payable ............................................    (241,522)    (346,942)
    Proceeds from notes payable ...........................................     200,419       90,952
    Proceeds from convertible notes payable ...............................          --      295,000
    Repayment of convertible notes payable ................................          --     (175,000)
    Repayment of notes payable, related party .............................      (4,956)          --
    Principal payments on obligations under capital leases ................      (7,793)     (34,904)
    Net proceeds on the sale of common stock ..............................     365,000       53,506
                                                                              ---------    ---------
      Net cash provided by financing activities ...........................     404,119      163,378
                                                                              ---------    ---------
Net increase in cash ......................................................     371,988      100,047
Cash and cash equivalents at beginning of period ..........................     161,215        2,233
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $ 533,203    $ 102,280
                                                                              =========    =========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...................   $      --    $  19,038
  Common stock issued upon conversion of notes payable and accrued interest     628,127           --
  Interest paid ...........................................................     134,343      179,289

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

1. Business

      GreenMan Technologies, Inc. is engaged in the business of collecting, shredding and marketing scrap tires. The tire recycling operations are located in Jackson, Georgia; Batesburg, South Carolina and Savage, Minnesota.

      In August 1998, GreenMan's Louisiana crumb rubber processing facility was severely damaged by a fire which necessitated the closure of the operation in December 1998.

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

2. Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, GreenMan Technologies of Louisiana and GreenMan Technologies of South Carolina. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements have been restated to reflect the operating results of DuraWear as discontinued operations for all periods presented.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1999 included in GreenMan's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although management believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

4. Discontinued Operations

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

      During the year ended September 30, 1999 and the three months ended December 31, 1998, DuraWear's revenues totaled $407,947 and $196,820 respectively. The consolidated financial statements have been restated to reflect the net operating results of DuraWear as a separate line item for all periods presented. GreenMan reported a loss from discontinued operations associated with DuraWear of $110,384 for the three months ended December 31, 1998. At December 31, 1999, DuraWear's assets totaled $703,531 and represented 5% of consolidated assets.

5. Need for Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,072,918, has a working capital deficiency of $3,765,102 at December 31, 1999 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long term debt and achieving profitability. Management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                            September 30,  December 31,    Estimated
                                                                1999          1999  s      Useful Lives
                                                            -----------    -----------    ------------
Land ....................................................   $   655,377    $   668,877
Buildings ...............................................     1,667,702      1,671,422     10-20 years
Machinery and equipment .................................     3,967,537      4,011,360      5-10 years
Furniture and fixtures ..................................        88,023         87,976       3-5 years
Motor vehicles ..........................................     3,028,711      3,089,006      3-10 years
                                                            -----------    -----------
                                                              9,407,350      9,528,641
Less accumulated depreciation
 and amortization ....................................       (1,823,029)    (2,137,116)
                                                            -----------    -----------
Property, plant and equipment, net ....................     $ 7,584,321    $ 7,391,525
                                                            ===========    ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

7. Investment in Joint Venture

      In August 1997, GreenMan formed a joint venture with Crumb Rubber Technologies, Inc. to collect and process tires in the State of New York and to market the crumb rubber derived from the tires. GreenMan contributed the cryogenic crumb rubber equipment (valued at $400,000) previously purchased from Crumb Rubber Technologies into the venture as its capital contribution while they contributed certain facilities, equipment, customer contracts, licenses and permits and will provide operational and technical expertise. As a result of the joint venture's inability to generate significant revenues since inception, GreenMan's minority ownership position in the joint venture and management's belief that it is unlikely to generate any significant revenue from the joint venture, management wrote-off its investment in the joint venture at September 30, 1998.

      Pursuant to the terms of the joint venture agreement, Crumb Rubber Technologies agreed to return $300,000 of equipment deposits to GreenMan by March 1998. As of September 30, 1998 they had repaid $115,000, however, due to Crumb Rubber Technologies inability to maintain the agreed upon payment schedule and the uncollateralized nature of the deposits management wrote off the balance of $185,000. During the year ended September 30, 1999, GreenMan recovered $35,000 from Crumb Rubber Technologies and recorded it as other income.

      In December 1999, GreenMan agreed to sell its minority interest in the joint venture to Crumb Rubber Technologies and forgive all remaining amounts due from them in return for $60,000 to be paid by January 31, 2000 and the return of previously issued warrants to purchase shares of GreenMan's common stock. GreenMan received representations from Crumb Rubber Technologies that there were no obligations due by GreenMan as a result of its minority ownership in the joint venture. GreenMan received $20,000 from Crumb Rubber Technologies during the quarter ended December 31, 1999 and recorded it as other income. The remaining $40,000 was received in February 2000.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

8. Convertible Notes Payable

June 1998 Convertible Note

      In June 1998, GreenMan issued a $300,000 10% convertible note payable in settlement of all amounts owed under certain leases. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option at $1.38 per share. GreenMan had not made any payments on the convertible note payable as of September 30, 1999, is currently in default and has classified the note as a current liability. In October 1999, a payment plan was established with the creditor whereby GreenMan agreed to make monthly payments until the balance was paid off. As of February 14, 2000, GreenMan had paid $175,000 towards the outstanding obligation.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of December 31, 1999, the Company had issued $300,000 of convertible notes and issued immediately exercisable five year warrants to purchase 100,000 shares of common stock at an exercise price of $.31 per share. GreenMan also recorded deferred financing costs of $7,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investors have been granted piggy-back registration rights to register the common stock.

      The deferred charges are being amortized over the life of the notes payable. Amortization and interest expense for the quarter ended December 31, 1999 was $6,200.

9. Common Stock Transactions

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the three months ended December 31, 1999, GreenMan sold 228,117 shares of common stock for gross proceeds of $53,506. As of December 31, 1999, 1,766,730 shares of unregistered common stock have been sold to investors including officers and directors for approximately $608,506 of net proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 1999

10. Market for Common Stock

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In February 2000, GreenMan was notified by the Hearing Review Council that the decision to delist GreenMan's securities would not be reversed.

      Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price of the common stock.

11. Segment Information

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

12. Subsequent Events

      During the year ended September 30, 1999, GreenMan Technologies of South Carolina experienced significant equipment operation and maintenance problems. Management estimates the corporate wide impact of the South Carolina operating problems to have exceeded $700,000 of additional operating expenses during that period.

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to eliminate continued operating losses and maximize the processing capacity of GreenMan's Georgia facility. The consolidation is anticipated to be completed in March 2000. GreenMan will continue to provide collection services to its South Carolina customer base and at this time management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in GreenMan's Form 10-KSB filed for the year ended September 30, 1999.

Results of Operations

      Three Months ended December 31, 1999 Compared to the Three Months ended December 31, 1998

      Net sales for the three months ended December 31, 1999 were $4,559,253 as compared to $4,380,951 for the three months ended December 31, 1998. GreenMan collected 4.7 million passenger tire equivalents during the quarter ended December 31, 1999 as compared to 4.8 million passenger tire equivalents for the quarter ended December 31, 1998. The slight decrease in passenger tire equivalents was attributable to increased competition in the South Carolina market and reduced Georgia based volume as result of the consolidation of the Lawrenceville location in 1999 as well as the completion of Georgia abatement projects. GreenMan's Minnesota operations collected approximately 300,000 more passenger tire equivalents during the quarter ended December 31, 1999 as a result of increased abatement work.

      Gross profit for the three months ended December 31, 1999 was $1,042,726 or 23% of net sales as compared to $1,303,553 or 30% of net sales for the three months ended December 31, 1998. The decrease was primarily attributable to increased competition in the South Carolina market resulting in decreased volumes and more competitive pricing. In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to eliminate continued operating losses and maximize the processing capacity of GreenMan's Georgia facility.

      Operating expenses were $894,738 for the three months ended December 31, 1999, or 20% of net sales as compared to $986,508 or 23% of net sales, for the three months ended December 31, 1998.

      As a result of the foregoing, GreenMan had an operating profit of $147,988 for the three months ended December 31, 1999 as compared to an operating profit of $317,045 for three months ended December 31, 1998.

      Interest and financing costs for the quarter ended December 31, 1999 decreased by $201,064 to $225,450 due to the elimination of financing cost amortization associated with the issuance of convertible debentures in 1997 and 1998. Approximately $285,000 of financing costs were expensed during the period ended December 31, 1998.

      The Company experienced a net loss of $59,052, or less than $0.01 per share for the three months ended December 31, 1999 as compared to a net loss of $220,813, or $0.02 per share for the three months ended December 31, 1998. The net loss for the three months ended December 31, 1998 includes a $110,384 loss from discontinued operations associated with the March 1999 decision to close DuraWear.

Liquidity and Capital Resources

      Since its inception, GreenMan has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock, options and warrants in lieu of cash for services rendered.

      GreenMan has incurred losses since its inception aggregating $24,072,918, has a working capital deficiency of $3,765,102 at December 31, 1999 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms, and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by:

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

      During the past two years, GreenMan has divested and/or closed under performing operations which have contributed over $13 million of GreenMan's cumulative losses. Additionally, GreenMan eliminated the use of non-conventional financing methods (discounted convertible debentures) which contributed an additional $4.0 million in cumulative losses. GreenMan has also reduced its corporate overhead by over $350,000 on an annualized basis.

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

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to eliminate continued operating losses and maximize the processing capacity of GreenMan Technologies of Georgia's facility. GreenMan will continue to provide collection services to its South Carolina customer base and at this time management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary.

      During the quarter ended December 31,1999 GreenMan sold $137,500 of idle equipment and is currently marketing an additional $497,500 of idle equipment in order to raise additional capital. GreenMan has also identified and is currently field testing equipment which management believes will recycle the tire processing residual currently disposed of at a cost exceeding $1,000,000 per year, into saleable components of rubber and steel. Management is evaluating financing alternatives for purchase of this equipment but there can be no assurance at this time that such financing will be concluded in the near future on favorable terms, if at all.

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In February 2000, GreenMan was notified by the Hearing Review Council that the decision to delist GreenMan's securities would not be reversed. Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price, of the common stock.

      Management is currently evaluating several immediate financing alternatives which would enhance GreenMan's financial position and is diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If GreenMan is unable to obtain additional financing, its ability to continue as a going concern could be materially and adversely affected.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of December 31, 1999, the Company had issued $300,000 of convertible notes and issued immediately exercisable five year warrants to purchase 100,000 shares of common stock at an exercise price of $.31 per share. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investors have been granted piggy-back registration rights to register the common stock.

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Private Offering of Common Stock and Warrants

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). As of December 31, 1999, 1,766,730 shares of unregistered common stock have been sold to investors including officers and directors for approximately $608,506 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

o the ability to consolidate GreenMan Technologies of South Carolina operations into GreenMan of Georgia and realize the anticipated consolidation benefits without the loss of significant South Carolina customers;

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

      As of February 14, 2000, GreenMan has experienced no significant business interruptions as a result of year 2000 problems.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  There have been no significant changes in legal proceedings during the quarter ended December 31, 1999.

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

         (b)      Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

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

                                          By: GreenMan Technologies, Inc.


                                                /s/ Robert H. Davis
                                                -------------------
                                                    Robert H. Davis
                                                Chief Executive Officer

                                          By: GreenMan Technologies, Inc.


                                                /s/ Charles E. Coppa
                                                --------------------
                                           Chief Financial Officer, Treasurer,
                                                      Secretary