Form 10QSB
period 2000-03-31
GREENMAN TECHNOLOGIES INC
filed 2000-05-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended  March  31, 2000               Commission File Number  1-13776
                   ---------------                                       -------

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             71-0724248
---------------------------------                          --------------------
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                          Identification No.)

7 Kimball Lane, Building A, Lynnfield, MA                          01940
----------------------------------------                         ----------
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

                                   Yes |X|  No |_|

                 Number of shares outstanding as of May 1, 2000

                 Common Stock, $.01 par value, 11,990,716 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2000

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----
Item 1.   Financial Statements (*)

          Unaudited Condensed Consolidated Balance Sheets as of
          September 30, 1999 and March 31, 2000                                3

          Unaudited Condensed Consolidated  Statements of Loss
          for the three and six months ended March 31, 1999 and 2000           4

          Unaudited Condensed Consolidated Statement of Changes
          in Stockholders' Equity for the six months ended March 31, 2000      5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the six months ended March 31, 1999 and 2000                     6

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                        7-10

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

          Signatures                                                          17

* The financial information at September 30, 1999 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                             September 30,     March 31,
                                                                                                  1999           2000
                                                                                             ------------    ------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents .............................................................    $      2,233    $     12,239
  Accounts receivable, trade, less allowance for doubtful accounts of $166,582 and
     $50,871 as of September 30, 1999 and March 31, 2000 ................................       2,189,487       2,050,707
  Equipment held for sale ...............................................................         635,000         477,500
  Other current assets ..................................................................         704,918         704,160
                                                                                             ------------    ------------
        Total current assets ............................................................       3,531,638       3,244,606
                                                                                             ------------    ------------
Property, plant and equipment, net ......................................................       7,584,321       6,899,337
                                                                                             ------------    ------------
Other assets:
  Deferred loan costs ...................................................................         143,091          89,421
  Goodwill, net .........................................................................       1,796,717       1,523,971
  Real estate held for investment, net ..................................................         707,908         699,053
  Other .................................................................................         296,044         229,283
                                                                                             ------------    ------------
                                                                                                2,943,760       2,541,728
                                                                                             ------------    ------------
                                                                                             $ 14,059,719    $ 12,685,671
                                                                                             ============    ============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current ....................................................    $    300,000    $    490,000
  Notes payable, current ................................................................       2,573,064       4,332,196
  Accounts payable ......................................................................       2,431,411       2,295,009
  Other current liabilities .............................................................       1,846,896       1,415,845
  Obligations under capital leases, current .............................................         140,725         150,024
                                                                                             ------------    ------------
        Total current liabilities .......................................................       7,292,096       8,683,074
  Notes payable, non-current portion ....................................................       3,805,744       1,769,928
  Obligations under capital leases, non-current portion .................................         585,590         508,178
                                                                                             ------------    ------------
        Total liabilities ...............................................................      11,683,430      10,961,180
                                                                                             ------------    ------------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized: Class B convertible, liquidation value $10.00 per share, 320,000 shares issued and
     outstanding at September 30, 1999 and March 31, 2000 ...............................       3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 11,762,599 and
     11,990,716 shares issued and outstanding at September 30, 1999 and March 31, 2000            117,626         119,907
  Additional paid-in capital ............................................................      23,127,529      23,189,254
  Accumulated deficit ...................................................................     (24,013,866)    (24,729,670)
    Notes receivable, common stock ......................................................         (55,000)        (55,000)
                                                                                             ------------    ------------
        Total stockholders' equity ......................................................       2,376,289       1,724,491
                                                                                             ------------    ------------
                                                                                             $ 14,059,719    $ 12,685,671
                                                                                             ============    ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
               Unaudited Condensed Consolidated Statements of Loss

                                                                 Three Months Ended             Six Months Ended
                                                             March 31,       March 31,       March 31,      March 31,
                                                               1999            2000           1999            2000
                                                           ------------    ------------    -----------    ------------
Net sales ..............................................   $  3,804,660    $  4,279,816    $ 8,185,611    $  8,839,069
Cost of sales ..........................................      2,974,649       3,690,181      6,052,047       7,206,707
                                                           ------------    ------------    -----------    ------------
Gross profit ...........................................        830,011         589,635      2,133,564       1,632,362
                                                           ------------    ------------    -----------    ------------
Operating expenses:
    Research and development ...........................         16,250          10,000         30,625          23,464
    Selling, general and administrative ................        946,127         997,563      1,918,260       1,878,837
    Impairment losses ..................................             --         326,235             --         326,235
                                                           ------------    ------------    -----------    ------------
        Total operating expenses .......................        962,377       1,333,798      1,948,885       2,228,536
                                                           ------------    ------------    -----------    ------------
Operating (loss) profit ................................       (132,366)       (744,163)       184,679        (596,174)
                                                           ------------    ------------    -----------    ------------
Other income (expense):
    Interest and financing costs .......................       (160,959)       (239,200)      (584,975)       (464,650)
    Casualty loss ......................................       (955,000)             --       (955,000)             --
    Forgiveness of indebtedness ........................             --         238,333             --         238,333
    Other, net .........................................         18,534          88,278         15,076         106,687
                                                           ------------    ------------    -----------    ------------
        Other (expense), net ...........................     (1,097,425)         87,411     (1,524,899)       (119,630)
                                                           ------------    ------------    -----------    ------------
Loss from continuing operations ........................     (1,229,791)       (656,752)    (1,340,220)       (715,804)
                                                           ------------    ------------    -----------    ------------
Discontinued operations:
    Loss from discontinued operations ..................        (70,901)             --       (181,285)             --
    Loss on disposal of discontinued operations ........       (920,000)             --       (920,000)             --
                                                           ------------    ------------    -----------    ------------
                                                               (990,901)             --     (1,101,285)             --
                                                           ------------    ------------    -----------    ------------
Net loss ...............................................   $ (2,220,692)   $   (656,752)   $(2,441,505)   $   (715,804)
                                                           ============    ============    ===========    ============

Loss from continuing operations per share - basic ......   $      (0.11)   $      (0.05)   $     (0.14)   $      (0.06)
Loss from discontinued operations per share - basic ....          (0.01)          (0.00)         (0.02)          (0.00)
Loss on disposal of discontinued operations- basic .....          (0.08)          (0.00)         (0.09)          (0.00)
                                                           ------------    ------------    -----------    ------------
Net loss per share - basic .............................   $      (0.20)   $      (0.05)   $     (0.25)   $      (0.06)
                                                           ============    ============    ===========    ============

Weighted average shares outstanding ....................     11,171,235      11,990,716      9,788,142      11,904,032
                                                           ============    ============    ===========    ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2000

                                                                                                            Notes
                                    Preferred Stock         Common Stock        Additional                Receivable
                                  --------------------  ---------------------    Paid-in    Accumulated    Common
                                   Shares     Amount      Shares      Amount     Capital       Deficit      Stock         Total
                                  -------   ----------  ----------   --------  -----------  ------------   --------   -----------
Balance, September 30, 1999 ...   320,000   $3,200,000  11,762,599   $117,626  $23,127,529  $(24,013,866)  $(55,000)  $ 2,376,289

Sale of common stock ..........        --           --     228,117      2,281       51,225            --         --        53,506
Fair value of warrants
  issued in convertible
  debt offering ...............        --           --          --         --       10,500            --         --        10,500

Net loss for the six
  months ended
  March 31, 2000 ..............        --           --          --         --           --      (715,804)        --      (715,804)
                                  -------   ----------  ----------   --------  -----------  ------------   --------   -----------
Balance, March 31, 2000 .......   320,000   $3,200,000  11,990,716   $119,907  $23,189,254  $(24,729,670)  $(55,000)  $ 1,724,491
                                  =======   ==========  ==========   ========  ===========  ============   ========   ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                             Six Months Ended
                                                                                           March 31,    March 31,
                                                                                             1999         2000
                                                                                         -----------    ---------
Cash flows from operating activities:
    Net loss .........................................................................   $(2,441,505)   $(715,804)
    Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Amortization of deferred financing costs .........................................       306,304           --
    Depreciation and amortization ....................................................       923,836      813,568
    Impairment loss ..................................................................            --      326,235
    Loss on disposal of discontinued operations ......................................       920,000           --
    Forgiveness of indebtedness ......................................................            --     (238,333)
    (Increase) decrease in assets:
        Accounts receivable ..........................................................      (560,879)     138,780
        Inventory ....................................................................        87,211           --
        Insurance claim receivable ...................................................       370,284           --
        Other current assets .........................................................       (80,648)         758
    Increase (decrease) in liabilities:
        Accounts payable .............................................................        59,126     (136,402)
        Other current liabilities ....................................................       484,088     (192,718)
                                                                                         -----------    ---------
           Net cash provided by (used for) operating activities ......................        67,817       (3,916)
                                                                                         -----------    ---------
Cash flows from investing activities:
    Purchase of property and equipment ...............................................      (972,203)    (138,506)
    Proceeds on disposal of property and equipment ...................................            --      213,808
    (Increase) decrease in other assets ..............................................       (55,525)      66,761
                                                                                         -----------    ---------
         Net cash provided (used) by investing activities ............................    (1,027,728)     142,063
                                                                                         -----------    ---------
Cash flows from financing activities:
    Net advances under line of credit ................................................       519,584      136,919
    Repayment of notes payable .......................................................      (492,016)    (750,031)
    Proceeds from notes payable ......................................................       642,839      333,617
    Net proceeds from convertible notes payable ......................................            --      370,000
    Repayment of convertible notes payable ...........................................            --     (185,000)
    Repayment of notes payable related parties .......................................        (4,956)          --
    Principal payments on obligations under capital leases ...........................        (9,123)     (87,152)
    Net proceeds on the sale of common stock .........................................       500,000       53,506
    Repurchase of common stock .......................................................        (2,000)          --
                                                                                         -----------    ---------
      Net cash provided by (used for) financing activities ...........................     1,154,328     (128,141)
                                                                                         -----------    ---------
Net increase in cash .................................................................       194,417       10,006
Cash and cash equivalents at beginning of period .....................................       161,215        2,233
                                                                                         -----------    ---------
Cash and cash equivalents at end of period ...........................................   $   355,632    $  12,239
                                                                                         ===========    =========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ..............................   $        --    $  19,038
  Common stock issued upon conversion of notes payable and accrued interest ..........       912,666           --
  Interest paid ......................................................................       266,235      423,966

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2000

1.    Business

      GreenMan Technologies, Inc. is engaged in the business of collecting, shredding and marketing scrap tires. The tire recycling operations are located in Jackson, Georgia and Savage, Minnesota.

      In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

      In March 1999, GreenMan discontinued operations at its wholly-owned subsidiary, DuraWear Corporation and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia during the year ended September 30, 1999. The South Carolina operation has been incorporated as GreenMan Technologies of South Carolina, Inc. which was subsequently consolidated into the operations of GreenMan Technologies of Georgia, Inc.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2000

4.    Discontinued Operations

      In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. GreenMan recorded a loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value at March 31, 1999. On June 14, 1999, a third party paid $16,451 for substantially all assets and liabilities of DuraWear, excluding the land and buildings which were retained by GreenMan subject to the existing mortgage. The land and buildings have been reclassified to real estate held for investment.

      During the year ended September 30, 1999 DuraWear had revenues totaling $407,947 and reported a loss from discontinued operations of $1,156,285. For the three and six months ended March 31, 1999, DuraWear's revenues were $211,128 and $407,947, respectively. The consolidated financial statements have been restated to reflect the net operating results of DuraWear as a separate line item for all periods presented. At March 31, 2000, DuraWear's assets totaled $699,053 and represented 5.5% of consolidated assets.

5.    Need for Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,729,670, had a working capital deficiency of $5,438,468 at March 31, 2000 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long term debt and achieving profitability. Management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                September 30,          March 31,         Estimated
                                                    1999                 2000            Useful Lives
                                              ----------------     ----------------     ---------------
  Land .....................................    $     655,377         $   668,877
  Buildings ................................        1,667,702           1,673,446         10-20 years
  Machinery and equipment ..................        3,967,537           3,798,505          5-10 years
  Furniture and fixtures ...................           88,023              83,298           3-5 years
  Motor vehicles ...........................        3,028,711           3,037,282          3-10 years
                                                -------------         -----------
                                                    9,407,350           9,261,407
    Less accumulated depreciation
      and amortization                             (1,823,029)         (2,362,070)
                                                -------------         -----------
    Property, plant and equipment, net          $   7,584,321         $ 6,899,337
                                                =============         ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2000

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

      Pursuant to the terms of the joint venture agreement, Crumb Rubber Technologies agreed to return $300,000 of equipment deposits to GreenMan by March 1998. As of September 30, 1998 they had repaid $115,000, however due to Crumb Rubber Technologies inability to maintain the agreed upon payment schedule and the uncollateralized nature of the deposits management wrote off the balance of $185,000. During the year ended September 30, 1999, GreenMan recovered $35,000 from Crumb Rubber Technologies and recorded it as other income.

      In December 1999, GreenMan agreed to sell its minority interest in a joint venture to Crumb Rubber Technologies and forgive all remaining amounts due from them in return for $60,000 to be paid by January 31, 2000 and the return of previously issued warrants to purchase shares of GreenMan's common stock. GreenMan received representations from Crumb Rubber Technologies that there were no obligations due by GreenMan as a result of its minority ownership in the joint venture. GreenMan received $20,000 from Crumb Rubber Technologies during the quarter ended December 31, 1999 and the remaining $40,000 during the quarter ended March 31, 2000. These amounts have been recorded as other income.

8.    Convertible Notes Payable

June 1998 Convertible Note

      In June 1998, GreenMan issued a $300,000 10% convertible note payable in settlement of all amounts owed under certain leases. The note is payable in 36 monthly payments of $9,680 and is convertible into common stock at the holder's option at $1.38 per share. GreenMan had not made any payments on the convertible note payable as of September 30, 1999, is currently in default and has classified the note as a current liability. In October 1999, a payment plan was established with the creditor whereby GreenMan agreed to make monthly payments until the balance was paid off. In March 2000, GreenMan granted the note holder a secured interest in certain equipment owned by GreenMan and currently held for resale. As of May 1, 2000, GreenMan had paid $195,000 towards the outstanding obligation.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of March 31, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March 2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock.

      The deferred charges are being amortized over the life of the notes payable. Amortization and interest expense for the three and six months ended March 31, 2000 was $10,500 and $16,700, respectively.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2000

9.    Common Stock Transactions

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the six months ended March 31, 2000, GreenMan sold 228,117 shares of common stock for gross proceeds of $53,506. As of March 31, 2000, 1,766,730 shares of unregistered common stock have been sold to investors including officers and directors for approximately $608,506 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

Results of Operations

      Three Months ended March 31, 2000 Compared to the Three Months ended March 31, 1999

      Net sales for the three months ended March 31, 2000 were $4,279,816 as compared to $3,804,660 for the three months ended March 31, 1999. GreenMan collected 4.3 million passenger tire equivalents during the quarter ended March 31, 2000 as compared to 4.2 million passenger tire equivalents for the quarter ended March 31, 1999. The slight increase in passenger tire equivalents was attributable to increased abatement work at GreenMan's Minnesota operations which were offset by reduced volume at GreenMan's southeastern U.S. operations as result of the consolidation of the Lawrenceville location in 1999, the completion of Georgia abatement projects and lower volume in South Carolina due to increased competition. The 12% increase in total revenues was attributable to an increase in the overall quality of revenue (revenue per passenger tire equivalent) during the quarter.

      Gross profit for the three months ended March 31, 2000 was $589,635 or 14 % of net sales as compared to $830,011or 22% of net sales for the three months ended March 31, 1999. The decrease was primarily attributable to decreased volumes in Georgia and operating inefficiencies experienced in South Carolina. During a majority of the quarter, South Carolina resources were focused on cleanup/transfer and closure activities. Management has identified approximately $178,000 of non-reoccurring operating costs associated with these consolidation activities. In addition, approximately $62,000 of charges associated with the transfer and installation of the South Carolina shredder to GreenMan's Minnesota operations and approximately $61,000 of repairs to the Minnesota shredder that was replaced were identified as non-reoccuring.

      As a result of the consolidation of the South Carolina operations into the Georgia operations during the quarter, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment loss of $154,235. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan of South Carolina exceeded the estimated market value and accordingly, a non-cash impairment loss of $172,000 was recorded at March 31, 2000.

      Operating expenses, exclusive of the impairment loss were $1,007,563 for the three months ended March 31, 2000, or 24% of net sales as compared to $962,377 or 25% of net sales, for the three months ended March 31, 1999.

      GreenMan recorded $238,333 of forgiveness of indebtedness during the quarter ended March 31, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position. GreenMan recorded a $955,000 casualty loss during the quarter ended March 31, 1999 associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire.

      The Company experienced a net loss of $656,752 (including $326,235 of non-cash impairment losses) or $.05 per share for the three months ended March 31, 2000 as compared to a net loss of $2,220,692, or $0.20 per share for the three months ended March 31, 1999. The net loss for the three months ended March 31, 1999 includes a $990,901 loss from discontinued operations associated with the March 1999 decision to close DuraWear.

Six Months ended March 31, 2000 Compared to the Six Months ended March 31, 1999

      Net sales for the six months ended March 31, 2000 were $8,839,069 as compared to $8,185,611 for the six months ended March 31, 1999. GreenMan collected approximately 9 million passenger tire equivalents during the six months ended March 31, 2000 and March 31, 1999. The increased abatement work at our Minnesota operations and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our southeastern U.S. operations.

      Gross profit for the six months ended March 31, 2000 was $1,632,362 or 18% of net sales as compared to $2,133,564 or 26% of net sales for the six months ended March 31, 1999. The decrease was primarily attributable to decreased volumes in GreenMan's southeastern U.S. operations and operating inefficiencies experienced in South Carolina as resources were focused on cleanup/transfer and closure activities during a majority of the recent quarter. Management has identified approximately $1780,000 of non-reoccurring costs incurred as a result of the consolidation in addition to approximately $123,000 of charges associated with the repair/transfer and installation of the South Carolina shredder into GreenMan's Minnesota operations.

      Operating expenses, exclusive of the impairment losses were $1,902,301 for the six months ended March 31, 2000, or 22% of sales as compared to $1,948,885, or 24% of sales, for the six months ended March 31, 1999. As a result of the consolidation of the southeastern U.S. operations, GreenMan recorded an impairment loss of $326,235 during the quarter ended March 31, 2000.

      Interest and financing costs for the six months ended March 31, 2000 decreased by $120,325 to $464,650 due to the elimination of financing cost amortization associated with the issuance of convertible debentures in 1997 and 1998.

      GreenMan recorded $238,333 of forgiveness of indebtedness during the quarter ended March 31, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position. During the quarter ended March 31, 1999, GreenMan recorded a $955,000 casualty loss associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire.

      The Company experienced a net loss of $715,804 (including $326,235 of non-cash impairment losses) or $.06 per share for the six months ended March 31, 2000 as compared to a net loss of $2,441,505, or $0.25 per share for the six months ended March 31, 1999. The net loss for the six months ended March 31, 1999 includes a $1,101,285 loss from discontinued operations associated with DuraWear.

Liquidity and Capital Resources

      Since its inception, GreenMan has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors, loans from affiliated and unaffiliated lenders, the acquisition of machinery and equipment through capital leases and notes payable, and the issuance of common stock options and warrants in lieu of cash for services rendered.

      GreenMan has incurred losses since its inception aggregating $24,729,670, has a working capital deficiency of $5,438,468 at March 31, 2000 and is in default of certain debt obligations. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms, and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management plans to resolve the doubt by:

o Focusing corporate resources on growing GreenMan's core business of tire collection and processing;

o     Reducing operating and overhead costs where appropriate;

o Negotiating with existing secured and unsecured creditors to refinance or reach settlement of existing long term debt;

o     Continuing to identify and evaluate financing alternatives.

      During the past two and one half years, GreenMan has divested/closed and or consolidated under performing operations which have contributed over $14.5 million of GreenMan's cumulative losses. Additionally, GreenMan eliminated the use of non-conventional financing methods (discounted convertible debentures) which contributed an additional $4.0 million in cumulative losses. GreenMan has also reduced its corporate overhead by over $350,000 on an annualized basis.

      In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses which aggregated approximately $1.54 million through March 31, 2000.

      GreenMan recorded $238,311 of forgiveness of indebtedness during the quarter ended March 31, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position.

      During the six months ended March 31,2000 GreenMan sold $213,808 of idle equipment and is currently marketing an additional $477,500 of idle equipment in order to raise additional capital.

      GreenMan has also identified equipment which management believes will recycle the tire processing residual currently disposed of at a cost exceeding $1,000,000 per year, into saleable components of rubber and steel. Management is evaluating financing alternatives for purchase of this equipment but there can be no assurance at this time that such financing will be concluded in the near future on favorable terms, if at all.

      Approximately $3.7 million of current liabilities is associated with GreenMan's credit facility with Finova Capital Corporation which is classified as current as it is due in February 2001. GreenMan is currently evaluating several financing alternatives, including discussions with Finova regarding a renewal of the credit facility. No assurances can be given that such refinancing will be concluded in the near future on favorable terms, if at all

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In February 2000, GreenMan was notified by the Hearing Review Council that the decision to delist GreenMan's securities would not be reversed. Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price, of the common stock.

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

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of March 31, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March 2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investors have been granted piggy-back registration rights to register the common stock.

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Private Offering of Common Stock and Warrants

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the six months ended March 31, 2000, GreenMan sold 228,117 shares of common stock for gross proceeds of $53,506. As of March 31, 2000, 1,766,730 shares of unregistered common stock have been sold to investors including officers and directors for approximately $608,506 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

o the ability to realize the anticipated consolidation benefits associated with the consolidation of GreenMan's South Carolina operations into the Georgia operations without the loss of significant South Carolina customers;

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  There have been no significant changes in legal proceedings during the quarter ended March 31, 2000.

Item 2.           Changes in Securities    .
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company conducted a Special Meeting in lieu of an Annual Meeting of Stockholders on March 29, 2000. The matters considered at the meeting were election of six members of the Board of Directors and a proposal to ratify the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending September 30, 2000.

                  The results of each vote was as follows:

                                                           For *        Against      Abstain*
                                                         ----------     ---------    ----------
Vote 1 - Election of six (6) members of the Board
of Directors..........................................   9,534,752            --        66,912
Vote 2 - Proposal to ratify the selection of Wolf &
Company, P.C. as independent auditors for the
fiscal year ending September 30, 2000.................   9,657,635        66,628        10,803

* Information reported for Vote 1 reflects the voting results for four directors. Shareholders abstained from voting an additional 133,402 shares for two directors who were successfully elected to the Board of Directors. On March 31, 2000, Mr. James O'Connor resigned as a director of GreenMan.

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits
                 Exhibit 11     --   Statement regarding net loss per share.
                 Exhibit 27     --   Financial Data Schedule.

        (b)    Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            By: GreenMan Technologies, Inc.


                                                /s/ Robert H. Davis
                                                    ----------------
                                                    Robert H. Davis
                                                    Chief Executive Officer


                                            By: GreenMan Technologies, Inc.


                                                /s/ Charles E. Coppa
                                                    ----------------
                                                    Chief Financial Officer