Form 10QSB
period 2000-06-30
GREENMAN TECHNOLOGIES INC
filed 2000-08-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For Quarter Ended  June  30, 2000             Commission File Number  1-13776
                     --------------                                    --------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                   71-0724248
----------------------------------------------------        ------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                            Identification No.)

  7 Kimball Lane, Building A, Lynnfield, MA                    01940
  ----------------------------------------------            -----------
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

                                   Yes |X| No |_|

                Number of shares outstanding as of August 1, 2000

                 Common Stock, $.01 par value, 12,888,392 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2000

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                                              Page
                                                                                                      ----

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of  September 30, 1999 and June 30, 2000      3

         Unaudited Condensed Consolidated  Statements of Operations for the three and nine months
         ended June 30, 1999 and June 30, 2000                                                            4

         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine
         months ended June 30, 2000                                                                       5

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended June 30, 1999 and June 30, 2000
                                                                                                          6

         Notes to Unaudited Condensed Consolidated Financial Statements                                 7-9

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations        10-13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               14

Item 2.  Changes in Securities                                                                           14

Item 3.  Defaults Upon Senior Securities                                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                                             14

Item 5.  Other Information                                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                                14

         Signatures                                                                                      15

* The financial information at September 30, 1999 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                    September 30,    June 30,
                                                                                        1999           2000
                                                                                     -----------    -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $     2,233    $   368,383
  Accounts receivable, trade, less allowance for doubtful accounts of $166,582
     and $59,715 as of September 30, 1999 and June 30, 2000 ......................     2,189,487      2,095,178
  Equipment held for sale ........................................................       635,000        466,784
  Other current assets ...........................................................       704,918        506,182
                                                                                     -----------    -----------
        Total current assets .....................................................     3,531,638      3,436,527
                                                                                     -----------    -----------
Property and equipment, net ......................................................     7,584,321      6,976,181
                                                                                     -----------    -----------
Other assets:
  Deferred loan costs ............................................................       143,091         70,086
  Goodwill, net ..................................................................     1,796,717      1,475,523
  Real estate held for investment, net ...........................................       707,908             --
  Other ..........................................................................       296,044        228,268
                                                                                     -----------    -----------
                                                                                       2,943,760      1,773,877
                                                                                     -----------    -----------
                                                                                     $14,059,719    $12,186,585
                                                                                     ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current .............................................   $   300,000    $   375,000
  Notes payable, current .........................................................     2,573,064      3,691,367
  Accounts payable ...............................................................     2,431,411      2,208,769
  Other current liabilities ......................................................     1,846,896      1,221,884
  Obligations under capital leases, current ......................................       140,725        150,539
                                                                                     -----------    -----------
        Total current liabilities ................................................     7,292,096      7,647,559
  Notes payable, non-current portion .............................................     3,805,744      1,901,196
  Obligations under capital leases, non-current portion ..........................       585,590        471,938
                                                                                     -----------    -----------
        Total liabilities ........................................................    11,683,430     10,020,693
                                                                                     -----------    -----------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized: Class B convertible, liquidation value $10 per share, 320,000 shares issued and
     outstanding at September 30, 1999 and June 30, 2000 .........................     3,200,000      3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 11,762,599 and
     12,888,392 shares issued and outstanding at September 30, 1999 and
     June 30, 2000 ...............................................................       117,626        128,884
  Additional paid-in capital .....................................................    23,127,529     23,436,451
  Accumulated deficit ............................................................   (24,013,866)   (24,544,443)
    Notes receivable, common stock                                                       (55,000)       (55,000)
                                                                                     -----------    -----------
        Total stockholders' equity ...............................................     2,376,289      2,165,892
                                                                                     -----------    -----------
                                                                                     $14,059,719    $12,186,585
                                                                                     ===========    ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                                       Three Months Ended              Nine Months Ended
                                                                    June 30,        June 30,        June 30,        June 30,
                                                                      1999            2000            1999            2000
                                                                  ------------    ------------    ------------    ------------
Net sales .....................................................   $  4,053,549    $  4,627,945    $ 12,239,161    $ 13,467,014
Cost of sales .................................................      3,158,219       3,517,221       9,210,266      10,723,928
                                                                  ------------    ------------    ------------    ------------
Gross profit ..................................................        895,330       1,110,724       3,028,895       2,743,086
                                                                  ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ..................................         15,750           4,825          46,625          28,289
    Selling, general and administrative .......................        670,708         798,380       2,588,718       2,677,217
    Impairment loss ...........................................             --              --              --         326,235
                                                                  ------------    ------------    ------------    ------------
        Total operating expenses ..............................        686,458         803,205       2,635,343       3,031,741
                                                                  ------------    ------------    ------------    ------------
Operating profit (loss) .......................................        208,872         307,519         393,552        (288,655)
                                                                  ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs ..............................       (131,097)       (233,331)       (716,072)       (697,981)
    Casualty loss .............................................             --              --        (955,000)             --
    Forgiveness of indebtedness ...............................             --         227,992              --         466,325
    Other, net ................................................         (2,592)        (22,484)         12,483          84,203
                                                                  ------------    ------------    ------------    ------------
        Other (expense), net ..................................       (133,689)        (27,823)     (1,658,589)       (147,453)
                                                                  ------------    ------------    ------------    ------------
Income (Loss) from continuing operations ......................         75,183         279,696      (1,265,037)       (436,108)
                                                                  ------------    ------------    ------------    ------------
Discontinued operations:
    Loss from discontinued operations .........................             --              --        (181,285)             --
    Loss on disposal of discontinued operations ...............             --         (94,469)       (920,000)        (94,469)
                                                                  ------------    ------------    ------------    ------------
                                                                            --         (94,469)     (1,101,285)        (94,469)
                                                                  ------------    ------------    ------------    ------------
Net income (loss) .............................................   $     75,183    $    185,227    $ (2,366,322)   $   (530,577)
                                                                  ============    ============    ============    ============

Income (Loss) from continuing operations per share - basic ....   $       0.01    $       0.03    $      (0.12)   $      (0.03)
Income (Loss) from discontinued operations per share - basic ..             --           (0.01)          (0.02)          (0.01)
Income (Loss) on disposal of discontinued operations - basic ..             --              --           (0.08)             --
                                                                  ------------    ------------    ------------    ------------
Net income (loss) per share - basic ...........................   $       0.01    $       0.02    $      (0.22)   $      (0.04)
                                                                  ============    ============    ============    ============

Weighted average shares outstanding ...........................     11,625,091      12,196,996      10,653,117      12,001,330
                                                                  ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2000

                                                                                                              Notes
                                      Preferred Stock            Common Stock    Additional                 Receivable
                                   ----------------------    ------------------   Paid-in      Accumulated    Common
                                     Shares       Amount     Shares    Amount     Capital        Deficit       Stock      Total
                                   ----------  ----------  ----------  ---------------------  ------------  ----------  ----------
Balance, September 30, 1999 .....     320,000  $3,200,000  11,762,599  $117,626  $23,127,529  $(24,013,866)  $(55,000)  $2,376,289
Sale of common stock ............          --          --   1,125,793    11,258      298,422            --         --      309,680
Fair value of warrants issued in
  convertible debt offering......          --          --          --        --       10,500            --         --       10,500
Net loss for the nine months
  ended June 30, 2000 ...........          --          --          --        --           --      (530,577)        --     (530,577)
                                      -------  ----------  ----------  --------  -----------  ------------   --------   ----------
Balance, June 30, 2000 ..........     320,000  $3,200,000  12,888,392  $128,884  $23,436,451  $(24,544,443)  $(55,000)  $2,165,892
                                      =======  ==========  ==========  ========  ===========  ============= =========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                             Nine Months Ended
                                                                                         June 30,         June 30,
                                                                                           1999             2000
                                                                                      ------------    ------------
Cash flows from operating activities:
    Net loss ......................................................................   $ (2,366,322)   $   (530,577)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Amortization of deferred financing costs ......................................        306,304              --
    Depreciation and amortization .................................................      1,228,211       1,295,086
    Common stock and warrants issued in settlement of lease obligations ...........        302,500              --
    Impairment loss ...............................................................             --         326,235
    Loss on disposal of discontinued operations ...................................        920,000          94,469
    Forgiveness of indebtedness ...................................................             --        (466,325)
    Decrease (increase) in assets:
        Accounts receivable .......................................................       (478,242)         94,309
        Inventory .................................................................        196,543              --
        Insurance claim receivable ................................................      2,120,284              --
        Other current assets ......................................................         (4,164)        198,736
    (Decrease) increase in liabilities:
        Accounts payable ..........................................................        190,367        (222,642)
        Accrued expenses ..........................................................       (666,767)       (158,687)
                                                                                      ------------    ------------
           Net cash (used for) provided by operating activities ...................      1,748,714         630,604
                                                                                      ------------    ------------
Cash flows from investing activities:
    Purchase of property and equipment ............................................     (1,116,297)       (623,316)
    Proceeds on disposal of property and equipment and other assets ...............         16,451         820,798
    (Increase) decrease in other assets ...........................................       (118,758)         67,776
                                                                                      ------------    ------------
         Net cash (used for) provided by investing activities .....................     (1,218,604)        265,258
                                                                                      ------------    ------------
Cash flows from financing activities:
    Net advances under line of credit .............................................        221,914          81,209
    Net proceeds from convertible notes payable ...................................             --         370,000
    Repayment of convertible notes payable ........................................             --        (300,000)
    Proceeds from notes payable ...................................................        524,228         588,239
    Repayment of notes payable ....................................................       (788,286)     (1,455,963)
    Repayment of notes payable related parties ....................................         (4,956)             --
    Principal payments on obligations under capital leases ........................     (1,010,422)       (122,877)
    Net proceeds on the sale of common stock ......................................        500,000         309,680
    Repurchase of common stock ....................................................         (2,000)             --
                                                                                      ------------    ------------
      Net cash (used for) provided by financing activities ........................       (559,522)       (529,712)
                                                                                      ------------    ------------
Net (decrease) increase in cash ...................................................        (29,412)        366,150
Cash and cash equivalents at beginning of period ..................................        161,215           2,233
                                                                                      ------------    ------------
Cash and cash equivalents at end of period ........................................   $    131,803    $    368,383
                                                                                      ============    ============

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...........................   $         --    $     19,038
  Common stock issued upon conversion of notes payable and accrued interest .......        912,666              --
  Interest paid ...................................................................        716,072         629,016

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2000

1.    Business

      GreenMan Technologies, Inc. ("GreenMan") is engaged in the business of collecting, shredding and marketing scrap tires. The tire recycling operations are located in Jackson, Georgia and Savage, Minnesota.

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

      In March 1999, GreenMan discontinued operations at its wholly-owned subsidiary, DuraWear Corporation ("DuraWear") and in June 1999, sold substantially all of DuraWear's assets and liabilities to a third party. The remainder of their assets were disposed of in June 2000. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia during the year ended September 30, 1999. The South Carolina operations were incorporated as GreenMan Technologies of South Carolina which was subsequently consolidated into the operations of GreenMan Technologies of Georgia.

      In August 1998, GreenMan Technologies of Louisiana's crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of the operation in December 1998.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2000

4.    Discontinued Operations

      In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. GreenMan recorded a loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value at March 31, 1999.

      On June 14, 1999, a third party paid $16,451 for substantially all assets and liabilities of DuraWear, excluding the land and buildings which were retained by GreenMan subject to the existing mortgage. On June 30, 2000, GreenMan sold the DuraWear land and building to the third party for $600,000 resulting in a $94,469 loss on the sale. GreenMan used $212,154 of the net proceeds to retire the existing mortgage.

      During the year ended September 30, 1999 DuraWear had revenues totaling $407,947 and reported a loss from discontinued operations of $1,156,285. For the nine months ended June 30, 1999, DuraWear's revenues were $407,947. The consolidated financial statements have been restated to reflect the net operating results of DuraWear as a separate line item for all periods presented.

5.    Need for Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,544,443 and had a working capital deficiency of $4,211,032 at June 30, 2000. In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to maintain profitable status and raise additional financing. Management plans to resolve the doubt by evaluating existing financing alternatives, negotiating with existing secured creditors, attempting to refinance existing long and short term debt and maintaining profitability. Management does not believe that adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                          September 30,    June 30,     Estimated
                                              1999           2000       Useful Lives
                                          -----------    -----------   -------------
Land ..................................   $   655,377    $   655,377
Buildings .............................     1,667,702      1,678,193     10-20 years
Machinery and equipment ...............     3,967,537      3,996,937      5-10 years
Furniture and fixtures ................        88,023         98,366       3-5 years
Motor vehicles ........................     3,028,711      3,233,768      3-10 years
                                          -----------    -----------
                                            9,407,350      9,662,641
Less accumulated depreciation
  and amortization                         (1,823,029)    (2,686,460)
                                          -----------    -----------
Property, plant and equipment, net        $ 7,584,321    $ 6,976,181
                                          ===========    ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2000

7.    Convertible Notes Payable

June 1998 Convertible Note

      In June 1998, GreenMan issued a $300,000 10% convertible note payable in settlement of all amounts owed under certain leases. The note was payable in 36 monthly payments of $9,680 and convertible into common stock at the holder's option at $1.38 per share. As of September 30, 1999, GreenMan had not made any payments on the convertible note payable and was deemed in default. During the period of October 1999 to May 2000, GreenMan paid $195,000 towards the outstanding obligation and on June 30, 2000, paid the remaining balance of principal and interest less a $28,500 discount in full settlement of all amounts due under the convertible note payable.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of June 30, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March 2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock.

      The deferred charges are being amortized over the life of the notes payable. Amortization and interest expense for the three and nine months ended June 30, 2000 was $10,500 and $27,200, respectively.

8.    Common Stock Transactions

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the nine months ended June 30, 2000, GreenMan sold 1,125,793 shares of common stock for gross proceeds of $309,680. As of June 30, 2000, 2,664,404 shares of unregistered common stock have been sold to investors including officers and directors for $864,681 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

9.    Segment Information

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

Results of Operations

Three Months ended June 30, 2000 Compared to the Three Months ended June 30,
1999

      Net sales for the three months ended June 30, 2000 increased 14% to $4,627,945 as compared to $4,053,549 for the three months ended June 30, 1999. GreenMan collected 4.4 million passenger tire equivalents during the quarter ended June 30, 2000 as compared to 5.0 million passenger tire equivalents for the quarter ended June 30, 1999. The decrease in passenger tire equivalents is attributable to reduced volumes at GreenMan's Southeastern U.S. operations as the result of facility consolidations and the completion of certain Georgia abatement work in fiscal 1999. The 14% increase in total revenues was attributable to an increase in the overall quality of revenue (revenue per passenger tire equivalent) during the quarter.

      Gross profit for the three months ended June 30, 2000 was $1,110,724 or 24% of net sales as compared to $895,330 or 22% of net sales for the three months ended June 30, 1999. The increase is attributable to an increased quality of revenue and the improving performance of GreenMan's Southeastern U.S. operations.

      Operating expenses for the three months ended June 30, 2000 were $803,205 and remained consistent at 17% of net sales as compared to $686,458 for the three months ended June 30, 1999.

      GreenMan recorded $227,992 of forgiveness of indebtedness during the quarter ended June 30, 2000 as a result of renegotiating and settling certain outstanding obligations in an effort to strengthen GreenMan's financial position. GreenMan also recorded an additional $94,469 loss on disposal of discontinued operations associated with the final disposition of the DuraWear real estate in June 2000. The real estate had been written down to its estimated fair value when DuraWear's operations were discontinued in 1999.

      GreenMan had a net income of $185,227 or $.02 per share for the three months ended June 30, 2000 as compared to a net income of $75,183, or $0.01 per share for the three months ended June 30,1999.

Nine Months ended June 30, 2000 Compared to the Nine Months ended June 30, 1999

Net sales for the nine months ended June 30, 2000 increased 10% to $13,467,014 as compared to $12,239,161 for the nine months ended June 30, 1999. GreenMan collected approximately 13.5 million passenger tire equivalents during the nine months ended June 30, 2000 as compared to approximately 14 million passenger tire equivalents during the comparable period in 1999. The increased abatement work at our Minnesota operations and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our Southeastern U.S. operations as the result of facility consolidations and the completion of certain abatement work at our Georgia operation in fiscal 1999.

      Gross profit for the nine months ended June 30, 2000 was $2,743,086 or 20% of net sales as compared to $3,028,895 or 25% of net sales for the six months ended June 30, 1999 March 31, 1999. The decrease was primarily attributable to decreased volumes in GreenMan's Southeastern U.S. operations and operating inefficiencies experienced in South Carolina as resources were focused on cleanup/transfer and closure activities during a majority of the second quarter. Management has identified approximately $178,000 of non-reoccurring costs incurred as a result of the consolidation in addition to approximately $123,000 of charges associated with the repair/transfer and installation of the South Carolina shredder into GreenMan's Minnesota operations during the second quarter.

      As a result of the consolidation of the South Carolina operations into the Georgia operations during the second quarter, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment loss of $154,235 at March 31, 2000. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value and accordingly, a non-cash impairment loss of $172,000 was recorded at March 31, 2000

      Operating expenses, exclusive of the impairment losses were $2,705,506 for the nine months ended June 30, 2000, or 20% of sales as compared to $2,635,343, or 22% of sales, for the nine months ended June 30, 1999.

      GreenMan recorded $466,325 of forgiveness of indebtedness during the nine months ended June 30, 2000 as a result of renegotiating and settling certain outstanding obligations in an effort to strengthen GreenMan's financial position. GreenMan also recorded an additional $94,469 loss on disposal of discontinued operations associated with the final disposition of the DuraWear real estate in June 2000. During the nine months ended June 30, 1999, GreenMan recorded a $955,000 casualty loss associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire and a loss associated with discontinued operations of $1,101,285

      The Company experienced a net loss of $530,577 (including $326,235 of non-cash impairment losses) or $.04 per share for the nine months ended June 30, 2000 as compared to a net loss of $2,366,322, or $0.22 per share for the nine months ended June 30, 1999.

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

      GreenMan has incurred losses since its inception aggregating $24,544,443 and at June 30, 2000 has a working capital deficiency of $4,211,032 (which has been reduced by $1,227,436 since March 31, 2000). In addition, the commencement of involuntary bankruptcy proceedings or the inability to maintain compliance with the terms of long-term debt obligations may result in additional defaults, the acceleration of debt repayment terms, and a further deterioration in GreenMan's financial position. These conditions raise substantial doubt about GreenMan's ability to continue as a going concern. GreenMan's continued existence is dependent on its ability to maintain profitable status and raise additional financing. Management plans to resolve the doubt by:

o Focusing corporate resources on growing GreenMan's core business of tire collection and processing;

o     Reducing operating and overhead costs where appropriate;

o Continuing to renegotiate with existing secured and unsecured creditors to refinance or reach settlement of existing long and short term debt;

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

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility which aggregated approximately $1.54 million through March 31, 2000.

      GreenMan has recorded $466,325 of forgiveness of indebtedness during the nine months ended June 30, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position.

      During the nine months ended June 30, 2000 GreenMan received sales proceeds of $224,524 for idle equipment and $600,000 for real estate held for investment and is currently marketing idle equipment with a carrying value of $466,784 in order to raise additional capital. GreenMan used a portion of the sales proceeds to payoff approximately $538,000 of notes payable during the quarter ended June 30, 2000.

      GreenMan has also identified equipment which management believes will recycle tire processing residuals which are currently disposed of at a cost exceeding $1,000,000 per year, into saleable components of rubber and steel. Management is evaluating financing alternatives for purchase of this equipment but there can be no assurance at this time that such financing will be concluded in the near future on favorable terms, if at all.

      Approximately $3.4 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation, which is classified as a current liability. GreenMan is currently evaluating several financing alternatives in an effort to refinance the existing obligations. No assurances can be given that such refinancing will be concluded in the near future on favorable terms, if at all

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and warrants began trading on the Over the Counter Bulletin Board and continue to trade on the Boston Stock Exchange. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In February 2000, GreenMan was notified by the Hearing Review Council that the decision to delist GreenMan's securities would not be reversed. Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price, of the common stock.

      Management is currently evaluating several immediate financing alternatives, which would enhance GreenMan's financial position and is diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If GreenMan is unable to obtain additional financing, its ability to continue as a going concern could be materially and adversely affected.

Private Offering of Convertible Notes Payable and Warrants

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of June 30, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March 2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock.

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Private Offering of Common Stock and Warrants

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the nine months ended June 30, 2000, GreenMan sold 1,125,793 shares of common stock for gross proceeds of $309,680. As of June 30, 2000, 2,664,404 shares of unregistered common stock have been sold to investors including officers and directors for $864,681 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Acquisition of United Waste Service's Tire Related Assets

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. GreenMan paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of preferred stock. The preferred stock is convertible into GreenMan's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. Simultaneous with the acquisition, GreenMan entered into an equipment financing agreement with Heller Financial Inc., which provided the $850,000 for the transaction. The acquired assets are located in Lawrenceville, Georgia (subsequently combined with GreenMan Technologies of Georgia) and Batesburg, South Carolina (incorporated as GreenMan Technologies of South Carolina).

Cautionary Statement

      Information contained or incorporated by reference in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

Factors Affecting Future Results

      There are several factors which may effect the future operating results of GreenMan, including:

o the ability to obtain additional financing at acceptable terms to eliminate the current working capital deficit and fund continued internal growth;

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

            In February 1999, MAC Funding Corporation ("MAC") commenced an action in the U.S. District Court for the District of Massachusetts against GreenMan. The claim alleged that MAC was owed $315,000 (as of December 31, 1998) plus interest accruing thereon, attorneys' fees, and costs all as provided in a promissory note issued by the Company to MAC dated July 1, 1998.

            On June 30, 2000 MAC agreed that in return for payments made to date plus an additional $150,000 which was paid by GreenMan on June 30, 2000, MAC would release GreenMan from any/all further obligations under the promissory note and terminate all legal proceedings.

            There were no other significant changes in legal proceedings during the quarter ended June 30, 2000.

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

      (b)   Reports on Form 8-K

            There were no reports filed during the three months ended June 30, 2000.

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

                                        By: GreenMan Technologies, Inc.


                                             /s/ Robert H. Davis
                                             -------------------
                                                 Robert H. Davis
                                             Chief Executive Officer

                                        By: GreenMan Technologies, Inc.


                                             /s/ Charles E. Coppa
                                             --------------------
                                            Chief Financial Officer