Form 10KSB
period 2000-09-30
GREENMAN TECHNOLOGIES INC
filed 2001-01-16
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2000

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 1-13776
                       -------

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            71-0724248
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           7 Kimball Lane, Building A, Lynnfield, MA          01940
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code   (781) 224-2411
                                                 --------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

                               Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended September 30, 2000 were $18,051,731.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 8, 2001 was $5,009,326.

As of January 8, 2001, 13,348,231 shares of common stock of issuer were outstanding.

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

      GreenMan was initially formed to develop, manufacture and sell "environmentally friendly" plastic and thermoplastic rubber feedstock, rubber parts and products manufactured using recycled materials. Although successful in the technical development of commercial and proprietary products, GreenMan determined during the year ended May 31, 1998 that concentration on raw materials management would be more profitable in the near term. Accordingly, most valued-added initiatives involving product development/manufacturing were curtailed in order to concentrate on operations that were aimed at yielding profits and enhancing long-term shareholder value.

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

      In November 1997, GreenMan acquired all of the capital stock of Cryopolymers, Inc., a company located in St. Francisville, Louisiana engaged in processing scrap tire chips into crumb rubber. As a result of the acquisition, the company became a wholly-owned subsidiary of GreenMan and was renamed GreenMan Technologies of Louisiana, Inc. Due to a fire at its facility in August 1998, GreenMan Technologies of Louisiana ceased processing operations and was completely closed in December 1998.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia's existing operations during year ended September 30, 1999. The South Carolina operation was incorporated as GreenMan Technologies of South Carolina, Inc. In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

      In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. GreenMan recorded a loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value. On June 14, 1999, GreenMan sold substantially all of DuraWear's assets, excluding land and buildings which were retained by GreenMan subject to the existing mortgage. On June 30, 2000, GreenMan sold the DuraWear land and building to the third party for $600,000 resulting in a $94,469 loss on the sale.

Products and Services

      GreenMan's tire recycling operations located in Minnesota and Georgia are paid a fee to collect, transport and process scrap tires into two inch rubber chips which are then sold for two applications: (1) as tire derived fuel to cement kilns, pulp and paper producers and electric utilities; or (2) utilization in civil engineering projects such as landfill construction or road stabilization projects. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The recycling process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. GreenMan collects tires from two sources:

      o     local, regional and national tire stores; and

      o unwanted tire piles that have become abatement sites which governmental entities intervene to clean up.

Manufacturing/Processing

      Collectively, GreenMan's tire recycling operations currently have the capacity to process up to 24 million passenger tire equivalents annually. GreenMan processed approximately 18.2 million passenger tire equivalents in the year ended September 30, 2000 and approximately 17.3 million passenger tire equivalents during the year ended September 30, 1999. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The recycling process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. GreenMan has identified technology that would recycle the processing residual into marketable components of rubber and steel. See "Product Development".

Raw Materials

      GreenMan believes it will have access to a supply of tires sufficient to meet its requirements for tire-derived fuel and civil engineering markets for the foreseeable future. The tire recycling operations collectively own and operate key pieces of heavy equipment to provide services to governmental agencies seeking contractors to clean up tire piles. Specialized equipment for unique contracts is rented on an as-needed basis. According to the Scrap Tire Management Council, in 1998, about 275 million passenger tire equivalents (approximately one per person per year) were discarded annually in the United States in addition to the estimated 3 billion scrap passenger tire equivalents already stockpiled in landfills and illegal tire piles. The Scrap Tire Management Council estimates that a total of approximately 175 million passenger tire equivalents are currently recycled with approximately 115 million burned as tire derived fuel, 20 million used in civil engineering applications and 40 million used in various other applications such as crumb rubber production, retreading and export. Thus, approximately 100 million passenger tire equivalents are now added annually to landfills. Accordingly, there is a more than ample supply of non-recycled tires to meet GreenMan's growth plan and to utilize the collective processing capacities.

Product Development

      GreenMan's Minnesota and Georgia tire processing operations recover about 65% of the incoming tires processed with the balance disposed of as processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. GreenMan has identified equipment which management believes will recycle the processing residual into saleable components of rubber and steel. GreenMan intends to establish its first processing residual production capacity during fiscal 2001, subject to funding (See item 6, Liquidity And Capital Resources). There can be no assurance that GreenMan will be able to secure funding for such equipment.

      GreenMan has conducted market research over the past several years and concluded that significant market opportunities could exist for crumb rubber to be used as chemical feedstocks or for incorporation in various products. Crumb rubber can be produced either through the use of mechanical grinding methods ("ambiently") or through the use of cryogenic (freezing) methods ("cryogenically") using a feedstock of tire chips. There is also research being conducted in the areas of rubber modified asphalt and the re-incorporation of crumb rubber into new automobile and truck tires. The Company believes that the largest areas of growth are in applications where fine mesh crumb rubber is used to enhance the characteristics of existing product formulations, thereby commanding premium pricing.

      During the year ended September 30, 1999, the technical group addressing chemically modified crumb rubber for asphalt within the Federal Highway Administration was re-deployed and/or disbanded. This has greatly slowed the commercialization of modified crumb rubber. Management believes that without significant Federal Highway Administration involvement, alternatives such as chemically modified crumb rubber for asphalt will not become a value added market opportunity in the near term. As a result of the limited effort being exerted by the Federal Highway Administration and GreenMan's current emphasis on expanding the core business of tire collection and processing , management concluded that the value of the chemically modified crumb rubber for asphalt technologies was impaired and therefore has wrote off the $103,853 investment in the chemically modified crumb rubber for asphalt technologies at September 30, 1999.

      Research and development expenses for the years ended September 30, 2000 and 1999 were $32,639 and $126,463 respectively.

Customers

      There were no customers that accounted for 10% or more of consolidated net sales during the fiscal years ended September 30, 2000 and 1999. The tire recycling operations have a diversified collection and product sales program that minimizes their vulnerability to the loss of any one customer. The diverse base of customers includes Goodyear, Bridgestone/Firestone, Continental, Michelin, many local and regional tire outlets and state and local governments.

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

Competition

      GreenMan has positioned itself as a leader in tire recycling operations and estimates that collectively its current operations process approximately 7% of tires currently generated domestically, making it one of the largest tire recyclers in the United States.

      GreenMan believes that the limited success experienced by its competitors is due to industry disaggregation among small and under-capitalized companies and their limited success in identifying and producing a market strategy for recycling tires. Consequently, GreenMan believes there is an opportunity for industry consolidation and certain strategic value-added vertical integration.

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

      GreenMan has used the name "GreenMan" in interstate commerce since inception and asserts a common law right in and to such names. A trademark search was conducted prior to GreenMan's initial public offering for the name "GreenMan" which found that there are no significantly similar names currently being used in GreenMan's current and intended industries. GreenMan may file an application with the U.S. Department of Commerce, Patent and Trademark Office to register its name and enhance trademark rights. There can be no assurance, however, that such a trademark application will be approved.

Employees

      As of September 30, 2000, GreenMan had 92 full time employees. Neither GreenMan nor its subsidiaries are a party to any collective bargaining agreements, and each considers the relationship with their employees to be satisfactory.

Item 2. Description of Properties

      GreenMan Technologies of Minnesota owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of industrial zoned land. GreenMan Technologies of Georgia owns an industrial building and an office building in Jackson, Georgia, located on approximately 21 acres of industrial zoned land. Management believes these facilities are adequate for its current needs and have adequate space to accommodate expansion if required to meet ongoing growth.

      GreenMan leases approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $4,456 under a five-year lease which expires in June 2003.

Item 3. Legal Proceedings

      In November 1998, St. Francisville Industrial Park, Inc. commenced an action in the Twentieth Judicial District Court, Parish of West Feliciana, State of Louisiana. The claim alleged that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana, Inc., as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged. St. Francisville Industrial Park is claiming $275,000 for damage to the building and $230,500 for unpaid accelerated rent from the date of the fire through December 31, 1998. Discovery in ongoing in this matter and no trial date has been set. GreenMan intends to defend vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the Common Stock and Class A Common Stock Purchase Warrants began trading on the Over the Counter Bulletin Board under the symbols "GMTI" and "GMTIW", respectively. The common stock and warrants continued to trade on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively. GreenMan filed an appeal with Nasdaq Small Cap Market requesting a review of the decision and a reinstatement of its securities on the Nasdaq Small Cap Market. In February 2000, GreenMan was notified by the Hearing Review Council that the decision to delist GreenMan's securities would not be reversed.

      Management anticipates that the absence of listing on Nasdaq's Small Cap Market for the common stock may have a material adverse effect on the market for, and potentially the market price of the common stock.

      On September 29, 2000, GreenMan's Class A Common Stock Purchase Warrants expired unexercised and are no longer listed on the Over the Counter Bulletin Board or Boston Stock Exchange.

      The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as quoted on the Over the Counter Bulletin Board effective July 8, 1999 and by the Nasdaq Small Cap Market System for all prior periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                            Common Stock
                                                         -------------------
                                                         High            Low
                                                         ----            ---
Fiscal 1999
Quarter Ended December 31, 1998                         $0.59           $0.34
Quarter Ended March 31, 1999                             1.38            0.41
Quarter Ended  June 30, 1999                             0.97            0.66
Quarter Ended September 30, 1999                         0.78            0.47

Fiscal 2000
Quarter Ended December 31, 1999                         $0.47           $0.19
Quarter Ended March 31, 2000                             0.88            0.31
Quarter Ended  June 30, 2000                             0.59            0.34
Quarter Ended September 30, 2000                         0.53            0.28

      On January 8, 2001, the closing bid price of the common stock was $.52.

      As of January 8, 2001, management estimates the approximate number of stockholders of record of GreenMan's Common Stock was 3,400.

      GreenMan has not paid any cash dividends on its common stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

      There are currently 13 registered market makers of GreenMan's common stock.

Investment Banking Agreement

      On January 22, 1999, GreenMan executed a two-year investment banking and corporate financing agreement with Schneider Securities Inc. In exchange for services to be provided, GreenMan agreed to:

      o     pay an annual fee of $25,000;

      o issue 50,000 shares of unregistered common stock which are subject to an eighteen month lock-up agreement (valued at $25,000);

      o issue warrants to purchase 150,000 shares of common stock exercisable commencing in January 2000 through January 2004 at prices ranging from $1.00 to $1.50 per share; and

      o issue warrants to purchase 100,000 shares of common stock exercisable commencing in January 2001 through January 2004 at prices ranging from $2.00 to $2.50 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended September 30, 2000 Compared to year ended September 30, 1999

      Net sales for the year ended September 30, 2000 increased $1,713,912 or 10% to $18,051,731 (or $.99 per passenger tire equivalent) as compared to $16,337,819 (or $.94 per passenger tire equivalent) for the year ended September 30, 1999. GreenMan processed over 18 million passenger tire equivalents during the year ended September 30, 2000 as compared to approximately 17 million passenger tire equivalents during the year ended September 30, 1999. The increased abatement work at our Minnesota operations and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our Southeastern U.S. operations as the result of facility consolidations and the completion of certain abatement work at our Georgia operation in fiscal 1999.

      Gross profit for the year ended September 30, 2000 was $3,717,676 or 21% of net sales as compared to $3,301,906 or 20% of net sales for the year ended September 30, 1999. The increase was primarily attributable to improved performance at GreenMan's Minnesota operations which offset the impact of decreased volumes in GreenMan's Southeastern U.S. operations and operating inefficiencies experienced in South Carolina as resources were focused on cleanup/transfer and closure activities during a majority of the second quarter of fiscal 2000. Management has identified approximately $178,000 of non-reccurring costs incurred as a result of the consolidation in addition to approximately $123,000 of charges associated with the repair/transfer and installation of certain equipment used in the South Carolina operations into our Minnesota operations during the first half of fiscal 2000.

      Research and development expenditures were $32,639 for the year ended September 30, 2000 as compared to $126,463 for the year ended September 30, 1999. The decrease is due to the fact that during the prior period, a significant effort was expended evaluating processes and equipment relating to GreenMan's proposed waste wire separation project which management believes will recycle the tire processing residual into saleable components of rubber and steel.

      Selling, general and administrative expenses were $3,528,099 or 20% of net sales for the year ended September 30, 2000, as compared to $3,953,959 or 24% of net sales for the year ended September 30, 1999. The reduction is due to the focused effort to reduce corporate and operating overhead expenses and the shutdown of the South Carolina operations in February.

      As a result of the consolidation of the South Carolina operations into the Georgia operations during the second quarter of fiscal 2000, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value. As a result of the foregoing, GreenMan recorded a non-cash impairment loss of $326,235 during the year ended September 30, 2000.

      During the year ended September 30, 1999, GreenMan recorded a non-cash impairment loss of $752,360 associated with a change in use of equipment at GreenMan Technologies of South Carolina and the consolidation of all Georgia based processing equipment into GreenMan Technologies of Georgia's operations during fiscal 1999. This was in addition to a $172,188 impairment loss associated with the write-off of GreenMan's investment in the chemically modified crumb rubber for asphalt technologies and the GEM-Stock license agreement.

      GreenMan had an operating loss of $169,297 or 1% of net sales for the year ended September 30, 2000 as compared to an operating loss of $1,703,064 or 10% of net sales for the year ended September 30, 1999. The operating loss for the year ended September 30, 2000 includes $510,623 of cumulative losses associated with GreenMan's closed South Carolina operations and the $326,235 non-cash impairment loss.

      Interest and financing costs for the year ended September 30, 2000 increased $85,110 or 9% to $1,070,531 as compared to $985,421 for the year ended September 30, 1999. The increase is attributable to increased interest rates and the inclusion of approximately $150,000 associated with GreenMan's effort to refinance it's existing credit facility.

      GreenMan recorded $556,356 of forgiveness of indebtedness during the year ended September 30, 2000 as a result of renegotiating and settling certain outstanding obligations. GreenMan also recorded an additional $94,469 loss on disposal of discontinued operations associated with the final disposition of the DuraWear real estate in June 2000. During the year ended September 30, 1999, GreenMan recorded a $955,000 casualty loss associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire and a loss associated with discontinued operations of DuraWear amounting to $1,101,285.

      GreenMan had a net loss of $829,530 or $0.07 per share for the year ended September 30, 2000 as compared to a net loss of $4,657,861 or $0.43 per share for the year ended September 30, 1999.

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

      GreenMan has incurred losses since its inception aggregating $24,843,396 and has a working capital deficiency of $3,717,557 at September 30, 2000. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods which have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing.

      In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

1.    Bank Refinancing/Alternative Financing

      Approximately $3.3 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which expires on March 31, 2001. On January 5, 2001, GreenMan executed a commitment letter with Coast Business Credit ("Coast") for a five year, $7 million credit facility. The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt with $1 million earmarked to be utilized for implementing GreenMan's first waste wire processing equipment line. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate. The transaction is anticipated to be completed on or before January 31, 2001 and is expected to provide GreenMan with approximately $1.7 million of new working capital after paying off the Finova credit facility and other transaction fees.

      GreenMan proposes to repay the $1.65 million bridge loan by entering into a sale and lease back transaction in which GreenMan would sell it's Minnesota and Georgia real estate and lease such properties back on a long term basis. If successful, of which there can be no assurance, GreenMan would receive approximately $2.2 million from the proposed transaction resulting in an additional $550,000 of working capital after paying off the Coast real estate bridge loan.

2.    Operating Performance Enhancements

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses which aggregated $1.54 million as of September 30, 2000.

      In November 2000, GreenMan implemented a headcount reduction which is anticipated to reduce operating expenses by approximately $600,000 on an annualized basis, commencing January 2001. The reductions were made in order to improve the efficiency of the operations and are not anticipated to impede our immediate efforts to achieve sustained profitability. Our efforts to identify additional cost reduction opportunities are ongoing.

      As a result of the new Coast credit facility, $1,000,000 has been earmarked for implementing our first waste wire processing equipment line. The equipment is intended to reduce our processing residual disposal costs which have exceeded $1,000,000 annually during the last two fiscal years and provide new sources of revenue through the sale of the liberated rubber and steel.

      In addition, efforts are continuing to improve our overall quality of revenue (total revenue realized per passenger tire equivalent) as noted in our increase from $.94 per passenger tire equivalent for the year ended September 30, 1999 to $.99 per passenger tire equivalent for the year ended September 30, 2000. We identified several large customers that have agreed to pay a premium for smaller material than currently being produced. We have implemented several processing changes where appropriate, in order to produce a larger quantity of smaller material on a limited basis, but anticipate the implementation of the waste wire processing equipment to significantly increase the amount of smaller material generated.

      GreenMan has recorded $556,356 of forgiveness of indebtedness during the year ended September 30, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position.

      During the year ended September 30, 2000 GreenMan received sales proceeds of $302,191 for idle equipment and $600,000 for real estate held for investment and is currently marketing idle equipment with a carrying value of $350,000 in order to raise additional capital.

      In September 2000, GreenMan reached an agreement with Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) whereby RSLP agreed to extend the conversion date of the $3.2 million of Class B Convertible Preferred Stock held by RSLP for an additional year or until March 2002. The new agreement also provides GreenMan the opportunity prior to March 2002 to repurchase the $3.2 million of Class B Convertible Preferred Stock for $1.5 million in cash and the issuance of 100,000 shares of GreenMan's Common Stock at any time prior to March 2002.

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

Private Offering of Common Stock

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. The offering was subsequently increased to $1,000,000 in March 1999. During the year ended September 30, 2000, GreenMan sold 1,585,632 shares of common stock for net proceeds of $437,899. As of September 30, 2000, 3,124,245 shares of unregistered common stock have been sold to investors including officers and directors for $1,000,000 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Convertible Notes Payable-Related Party

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of September 30, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March
2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock. In September 2000, the investor agreed to extend the maturity date of each note for an additional twelve months from their original maturity.

      Management believes that placement of these securities is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Debenture Offerings

December 1997 Debentures

      In December 1997, GreenMan issued 8% debentures in the aggregate principal amount of $1,600,000 and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. The debentures were convertible at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. GreenMan also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. During the year ended September 30, 1999, the unconverted remaining balance of $389,740 of initial debentures and $28,457 of accrued interest were converted into 1,395,358 shares of common stock.

      Pursuant to the agreements, the holders agreed to purchase up to $2,000,000 in additional debentures during the 12 months following the effective date of the registration statement covering the shares issuable upon conversion. Each additional debenture bore similar terms to the initial debentures. Pursuant to the terms of the agreements, GreenMan was obligated to borrow at least $1,000,000 in additional debentures or provide the holders and placement agent, warrants to purchase an additional 40,000 shares of common stock in the aggregate.

      GreenMan issued $450,000 of additional debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share. GreenMan also issued immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share to the placement agent. GreenMan recorded a deferred charge of approximately $204,000 associated with the 25% discount from market to be realized upon conversion of the additional debentures and the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents. The deferred charges were amortized over the estimated life of the initial and additional debentures. During the year ended September 30, 1999, the additional debentures of $450,000 and $44,636 of accrued interest were converted into 1,622,381 shares of common stock.

      GreenMan notified the debenture holders in March 1999, that it would not borrow the remaining $550,000 of the commitment and in October 1999, issued immediately exercisable two-year warrants to purchase 40,000 shares of common stock to the holders and placement agent at an exercise price of $1.52 per share.

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

Factors Affecting Future Results

There are several factors which may effect the future operating results of GreenMan, including:

o the ability to complete the proposed Coast $7 million credit facility and repay the existing Finova credit facility prior to the March 31, 2001 maturity;

o the ability to complete the proposed real estate sale/leaseback transaction or refinance the $1.65 million Coast bridge loan under acceptable terms,

o the ability to successfully implement the proposed waste wire project and realize the anticipated cost reductions and revenue enhancements;

o the delisting of GreenMan's common stock from the Nasdaq Small Cap Stock Market and the effect on the market for, and potentially the market price of, GreenMan's common stock;

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Key Employees

The Directors and executive officers of GreenMan are as follows:

                          Name                    Age                 Position
                          ----                    ---                 --------
        Maurice E. Needham ...................    60     Chairman of the Board of Directors

        Robert H. Davis ......................    58     Chief Executive Officer; President; Director

        Charles E. Coppa .....................    37     Chief Financial Officer; Treasurer; Secretary

        Mark Maust ...........................    42     Vice President of Operations

        Lew F. Boyd ..........................    55     Director

        Jagruti Oza ..........................    40     Director

        Dr. Allen Kahn........................    79     Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. Each outside director receives $2,500 per board meeting fee to be paid to each outside director. Each outside director also participates in the Non-Employee Director Stock Option Plan.

      GreenMan has established an Audit Committee consisting of Ms. Oza and Mr. Boyd and a Compensation Committee consisting of Messrs. Needham and Boyd.

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

      CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies of Brookline, MA, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products and Corporate Controller for Avatar Technologies, Inc., a computer networking company.

      MARK MAUST has been Vice President of Operations since July 2000 and Vice President of GreenMan Technologies of Minnesota, Inc. since July 1997. Prior to joining GreenMan, Mr. Maust served as Vice President for BFI Tire Recyclers of Minnesota, Inc. from July 1991 to June 1997. Mr. Maust was Vice President of Maust Tire Recycling from 1988 to 1991, when the business was sold to BFI and he joined BFI as a Vice President.

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

      ALLEN KAHN, M.D. operates a private medical practice in Chicago, Illinois, which he founded in 1953. Dr. Kahn has been actively involved as an investor in privately held companies since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.). Dr. Kahn currently serves as a director of InfraCorps, Inc., a technology-based construction firm focusing on the installation and rehabilitation of subsurface pipelines using trenchless technologies.

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

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal year ended September 30, 2000, to the Chief Executive Officer, the Vice President of Operations and the Chief Financial Officer. GreenMan did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                 Annual Compensation                   Compensation
                                                 -------------------         (1)        Securities
             Name and                                                    Other Annual   Underlying       All Other
        Principal Position       Fiscal Year     Salary        Bonus    Compensation    Options (2)     Compensation
        ------------------       -----------     ------        -----    ------------    -----------     ------------
Robert H. Davis ..........       2000*          $230,000     $     --     $ 14,292        125,000         $     --
Chief Executive Officer ..       1999            265,000           --       12,636        475,000               --

Mark Maust ...............       2000**         $132,500     $ 53,333     $ 18,664        200,000         $     --
Vice President ...........       1999            112,500       50,000       18,091         10,000               --

Charles E. Coppa .........       2000***        $125,000     $     --     $  7,200        100,000         $     --
Chief Financial Officer ..       1999            102,500           --        7,200        100,000               --

----------
* Based upon GreenMan's performance, Mr. Davis has chosen to defer payment of $46,000 of accrued compensation due him and invested an additional $49,000 (net of taxes) of compensation due him into unregistered GreenMan common stock during the year ended September 30, 2000
** Based upon GreenMan's performance, Mr. Maust has chosen to defer payment of $46,000 of accrued compensation due him and invested an additional $25,000 (net of taxes) of compensation due him into unregistered GreenMan common stock.
*** Based upon GreenMan's performance, Mr. Coppa has chosen to defer payment of $29,000 of accrued compensation due him and invested an additional $29,000 (net of taxes) of compensation due him into unregistered GreenMan common stock.
(1) Represents payments made to or on behalf of Messrs. Davis, Maust and Coppa for health insurance and auto allowances.
(2) The fiscal 2000 grants represent options granted in February 2000 for Mr. Davis, options granted in January 2000 to Mr. Maust and options granted in February 2000 for Mr. Coppa. The fiscal 1999 grants represent options granted in April 1999 and July 1999 for Mr. Davis, options granted in December 1998 to Mr. Maust and options granted in December 1998 and July 1999 for Mr. Coppa.

Options/SAR Grants Table

      The following table sets forth each grant of stock options made during the year ended September 30, 2000 held by the executives named in the Summary Compensation Table above

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        % of Total                    Market
                                                          Options                     Price
                               Number of Securities     Granted to     Exercise      On Date
                                Underlying Options     Employees in      Price       of Grant      Expiration
Name                                 Granted            Fiscal Year    Per Share     Per Share        Date
----                                 -------            -----------    ---------     ---------        ----
Robert H. Davis ............         125,000 (1)           16.7%         $ .50         $ .50       02/18/10

Mark Maust .................         200,000 (1)           26.7%         $ .49         $ .49       01/14/10

Charles E. Coppa............         100,000 (1)           13.4%         $ .50         $ .50       02/18/10

(1)   Vests equally over a five year period.

      The following table sets forth information concerning the value of unexercised options as of September 30, 2000 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                                 Value of Unexercised
                                           Number of Unexercised                 In-the-Money Options
                                     Options at September 30, 2000 (1)         at September 30, 2000 (2)
                                     ---------------------------------         -------------------------
               Name                    Exercisable     Unexercisable          Exercisable   Unexercisable
               ----                    -----------     -------------          -----------   -------------
Robert H. Davis ............             247,000          768,000                $  --         $    --
Mark Maust .................             41,000           259,000                $ 240         $ 2,960
Charles E. Coppa ...........             72,000           258,000                $ 240         $   960

----------
(1) There were no options exercised by any of the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2000. The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis, December 30, 1997 in the case of Mr. Maust and March 23, 1999 in the case of Mr. Coppa at an annual rate of 20% of the underlying shares of Common Stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

(2) Assumes that the value of shares of common stock is equal to $.50 per share, which was the closing bid price as listed by OTC Bulletin Board on September 30, 2000.

Employment Agreements

      In July 1997, GreenMan entered into a five year employment agreement with Mr. Needham pursuant to which Mr. Needham will receive a salary of $90,000 per annum. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of six months salary as a severance payment for termination without cause.

      In April 1999, GreenMan entered into a three year employment agreement with Mr. Davis pursuant to which Mr. Davis will receive a salary of $230,000 per annum with an additional $50,000 of deferred compensation in the first year. The agreement automatically renews for an additional three years upon each anniversary, unless notice of non-renewal is given by either party. Any increases will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement also provides for Mr. Davis to receive incentive compensation based on the following formula:

  Consolidated Net Income Before        Incentive         Cumulative
           Income Taxes             Compensation Rate      Maximum
     $0 - $1,000,000                       5%             $  50,000
     $1,000,001 - $2,000,000              7.5%              125,000
     $2,000,001+                          2.5%              125,000+

      The agreement provides for payment of twelve months salary as a severance payment for termination without cause. Based upon GreenMan's performance, Mr. Davis has chosen to defer payment of $46,000 of accrued compensation due him at September 30, 2000 and invested an additional $49,000 (net of taxes) of compensation due him into unregistered GreenMan common stock during the year ended September 30, 2000.

      In June 1999, GreenMan entered into a two year employment agreement with Mr. Coppa pursuant to which Mr. Coppa will receive a salary of $120,000 per annum. The agreement automatically renews for an additional two years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause. Based upon GreenMan's performance, Mr. Coppa has chosen to defer payment of $29,000 of accrued compensation due him at September 30, 2000 and invested an additional $29,000 (net of taxes) of compensation due him into unregistered GreenMan common stock.

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

      As of September 30, 2000, there were 2,002,000 options granted and outstanding under the 1993 Stock Option Plan of which 508,400 options were exercisable at prices ranging from $0.38 to $5.65.

Non-Employee Director Stock Option Plan

      On January 24, 1996, the Board of Directors adopted the 1996 Non-Employee Director Stock Option Plan and the stockholders' approved it on June 7, 1996. The purpose of the Non-Employee Director Stock Option Plan is to promote the interests of GreenMan by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of the Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under Non-Employee Director Stock Option Plan and as of September 30, 2000, options to purchase 20,000 shares of common stock have been granted.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 2000;

      o by each person who is known by GreenMan to own beneficially 5% or more of the outstanding shares of common stock;

      o by each director and officer of GreenMan (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and

      o     by all directors and officers of GreenMan as a group.

      Unless otherwise indicated below, to the knowledge of GreenMan, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2000, 13,348,231 shares of common stock were issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                            Number of Shares       Percentage of
Name (1)                                 Beneficially Owned (2)        Class
--------                                 ----------------------        -----
Dr. Allen Kahn  (3)...................          1,859,741             13.80%
Maurice E. Needham  (4)...............          1,251,451              9.17%
Robert H. Davis (5)...................           616,325               4.53%
Charles E. Coppa (6)..................           374,352               2.79%
Lew F. Boyd (7).......................           273,338               2.03%
Mark Maust (8)........................           139,716               1.04%
Jagruti Oza (9).......................           109,388                 *

All officers and directors as a group
   (7 persons) .......................         4,624,311              32.43%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                            Number of Shares       Percentage of
                                           Beneficially Owned          Class
                                           ------------------          -----
Richard Ledet  (10)...................           854,600               6.02%
United Waste Service Inc. (11)........           320,000                100%

----------

*     Less than 1% of the outstanding Common Stock.
(1) Each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 254,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants
(4) Includes 300,200 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 59,556 shares of Common Stock and 10,000 shares of Common Stock owned by Mr. Needham's wife. Does not include 602,300 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(5) Includes 247,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 768,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(6) Includes 72,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 258,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(7) Includes 86,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 72,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.

(8) Includes 41,000 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 259,000 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(9) Includes 34,200 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants. Does not include 1,800 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(10)  Mr. Ledet's address is 2960 NE Broadway, Des Moines, IA 50317.
(11) Represents shares of Class B Convertible Preferred Stock that are convertible into shares of Common Stock any time commencing February 3, 2001. The conversion price of the Class B Convertible Preferred Stock in effect at any time shall be determined by dividing the Issuance Price by the Average Closing Bid Price. The terms are defined in the Asset Purchase Agreement between United Waste Service, Inc. and GreenMan which was filed in GreenMan's Form 8-K on October 5, 1998. United Waste Service, Inc.'s address is c/o Republic Services, Inc., 110 S.E. 6th Street, Suite 2800, Ft. Lauderdale, FL 33301

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      During the period of October 1998 through September 2000, Messrs. Needham, Davis, Coppa, Maust, Boyd, Kahn and Ms. Oza purchased an aggregate of 1,700,888 unregistered shares of common stock pursuant to the terms of the October 1998 private offering. In January 1999, Messrs. Davis and Coppa were advanced $55,000 under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the two officers. The investors were granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Loans; Personal Guarantees

      In January 1998, Mr. Davis was advanced $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of common stock owned by Mr. Davis. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%.

      Messrs. Needham and Davis have personally guaranteed the current $5.0 million asset-based credit facility provided by Finova Capital Corporation.

      Messrs. Needham, Davis and Coppa have personally guaranteed the $1.1 million note payable issued to Cryopolymers Leasing Inc. in May 1999.

      Dr. Kahn has loaned GreenMan $375,000 as of September 30, 2000 under the terms of an October 1999 private offering of 10% convertible notes payable and warrants. GreenMan has issued to Dr. Kahn immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock. In September 2000, the investor agreed to extend the maturity date of each note for an additional twelve months from their original maturity.

Related Party Transactions

      During the year ended September 30, 1999, several pieces of equipment were rented on a monthly basis from Valley View Farms, Inc., a company co-owned by Mr. Maust. Rent expense associated with payments made to Valley View Farms for the years ended September 30, 1999 and 2000 was $141,070 and $259,102.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

      The following exhibits required by Item 601 of Regulation S-B are filed as part of this Form 10-KSB.

     Exhibit
        No.          Description
        ---          -----------

       *3.1      --  Certificate of Incorporation of GreenMan Technologies, Inc.

       *3.2      --  Articles of Incorporation of J.W. DuraWear, Inc. (Name
                     changed to DuraWear Corporation in Certificate of Merger of DuraWear Corporation into J.W. DuraWear, Inc. dated
                     November 29, 1990).

       *3.3      --  Certificate of Stock Designation of GreenMan Technologies,
                     Inc. dated August 10, 1995.

       *3.4      --  By-laws of GreenMan Technologies, Inc.

    (2) 3.5      --  Certificate of Amendment to the Certificate of
                     Incorporation of GreenMan Technologies, Inc.

    (3) 3.6      --  Certificate of Amendment to the Certificate of
                     Incorporation of GreenMan Technologies, Inc.

       *4.1      --  Specimen certificate for Common Stock of GreenMan.

       *4.3      --  Form of Warrant Agreement between GreenMan and OTC
                     Corporate Transfer Services Co.

      *10.5      --  1993 Stock Option Plan.

      *10.9      --  Stock Option Letter dated April 25, 1994 issued to Lew F.
                     Boyd.

      *10.10     --  Intentionally Omitted.

      *10.13     --  Form of confidentiality and non-disclosure agreement for executive employees.

     **10.37     --  Commercial Lease dated October 13, 1995 between GreenMan
                     Technologies, Inc. and Kimball Realty Trust.

   (1) 10.43     --  Common Stock Purchase Warrant issued in June 1996 to
                     Palomar Medical Technologies, Inc.

   (2) 10.54     --  Employment Agreement between GreenMan and Robert D. Maust.

   (3) 10.64     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                     Messer Griesheim Industries, Inc. and GreenMan
                     Technologies, Inc.

   (3) 10.65     --  Agreement of Settlement and Release between Messer
                     Griesheim Industries, Inc. and GreenMan Technologies, Inc.

   (3) 10.66     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                     Cryopolymers Leasing, Inc. and GreenMan Technologies, Inc.

   (3) 10.67     --  Act of sale of Common Stock of Cryopolymers, Inc. between
                     Cryopolymers Management Inc. and GreenMan Technologies,
                     Inc.

   (4) 10.74     --  Loan and Security Agreement by and among GreenMan
                     Technologies of Minnesota, Inc., GreenMan Technologies of
                     Georgia, Inc., and Heller Financial Inc.

   (4) 10.75     --  Promissory Note - Real Estate issued by GreenMan
                     Technologies of Minnesota and GreenMan Technologies of
                     Georgia in favor of Heller

   (4) 10.76     --  Promissory Note - Equipment issued by GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia in favor of Heller.

   (4) 10.77     --  Form of Stock Pledge and Security Agreement delivered by
                     GreenMan and GreenMan Acquisition Corp. to Heller.

   (4) 10.78     --  Form of Guaranty delivered by GreenMan and certain officers of GreenMan in favor of Heller.

   (5) 10.80         Financial Consulting and Investment Banking Agreement
                     between GreenMan and Schneider Securities dated January 22,
                     1999.

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

(3) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference

(4) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended February 28, 1998 and incorporated herein by reference

(5) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended March 31, 1999 and incorporated herein by reference

Item 13(b). Reports on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended September 30, 2000

                           GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of September 30, 1999 and 2000               F-3

Consolidated Statements of Loss for the Years Ended                         F-4
September 30, 1999 and 2000

Consolidated Statements of Changes in Stockholders' Equity                  F-5
for the Years September 30, 1999 and 2000

Consolidated Statements of Cash Flows for the Years Ended                   F-6
September 30, 1999 and 2000

Notes to Consolidated Financial Statements                                  F-7

                          Independent Auditors' Report

The Board of Directors and Stockholders
   GreenMan Technologies, Inc.
   Lynnfield, Massachusetts

      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30,1999 and 2000 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years ended September 30, 1999 and 2000. These consolidated financial statements are the responsibility of GreenMan's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries at September 30, 1999 and 2000 and the results of their operations and cash flows for the years ended September 30, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                  /S/ WOLF & COMPANY, P.C.
                                                  ------------------------
                                                      WOLF & COMPANY, P.C

Boston, Massachusetts
December 15, 2000, except for Notes 4 and 17, as to which the date is January 5, 2001.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                                September 30,
                                                                                            1999            2000
                                                                                        ------------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $      2,233    $     52,589
  Accounts receivable, trade, less allowance for doubtful accounts of $166,582
    and $70,930 as of September 30, 1999 and 2000 ...................................      2,189,487       2,200,724
  Equipment held for sale ...........................................................        635,000         350,000
  Other current assets ..............................................................        704,918         527,412
                                                                                        ------------    ------------
        Total current assets ........................................................      3,531,638       3,130,725
                                                                                        ------------    ------------
Other assets:
Property, plant and equipment, net ..................................................      7,584,321       6,766,685
                                                                                        ------------    ------------
  Deferred loan costs ...............................................................        143,091          43,251
  Goodwill, net .....................................................................      1,796,717       1,426,602
  Real estate held for investment, net ..............................................        707,908              --
  Other .............................................................................        296,044         196,876
                                                                                        ------------    ------------
        Total other assets ..........................................................      2,943,760       1,666,729
                                                                                        ------------    ------------
                                                                                        $ 14,059,719    $ 11,564,139
                                                                                        ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable, current ................................................   $    300,000    $         --
  Notes payable, current ............................................................      2,573,064       3,649,901
  Accounts payable ..................................................................      2,431,411       1,848,576
  Accrued expenses, other ...........................................................      1,846,896       1,168,967
  Obligations under capital leases, current .........................................        140,725         180,838
                                                                                        ------------    ------------
        Total current liabilities ...................................................      7,292,096       6,848,282
 Convertible notes payable, related party ...........................................             --         375,000
 Notes payable, non-current portion .................................................      3,805,744       1,825,884
 Obligations under capital leases, non-current portion ..............................        585,590         519,815
                                                                                        ------------    ------------
        Total liabilities ...........................................................     11,683,430       9,568,981
                                                                                        ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized: Class B convertible, liquidation value $10 per share, 320,000 shares issued
    and outstanding at September 30, 1999 and 2000 ..................................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 11,762,599 and
    13,348,231 shares issued and outstanding at September 30, 1999 and 2000 .........        117,626         133,482
  Additional paid-in capital ........................................................     23,127,529      23,560,072
  Accumulated deficit ...............................................................    (24,013,866)    (24,843,396)
 Notes receivable, common stock .....................................................        (55,000)        (55,000)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................      2,376,289       1,995,158
                                                                                        ------------    ------------
                                                                                        $ 14,059,719    $ 11,564,139
                                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                         Consolidated Statements of Loss

                                                                   Years Ended September 30,
                                                                    1999              2000
                                                               --------------    --------------
Net sales ..................................................   $   16,337,819    $   18,051,731
Cost of sales ..............................................       13,035,913        14,334,055
                                                               --------------    --------------
Gross profit ...............................................        3,301,906         3,717,676
                                                               --------------    --------------
Operating expenses:
    Research and development ...............................          126,463            32,639
    Selling, general and administrative ....................        3,953,959         3,528,099
    Impairment losses ......................................          924,548           326,235
                                                               --------------    --------------
        Total operating expenses ...........................        5,004,970         3,886,973
                                                               --------------    --------------
Operating loss .............................................       (1,703,064)         (169,297)
                                                               --------------    --------------
Other income (expense):
    Interest and financing costs ...........................         (985,421)       (1,070,531)
    Other, net .............................................           44,909           (51,589)
    Casualty loss ..........................................         (955,000)               --
    Forgiveness of indebtedness ............................           97,000           556,356
                                                               --------------    --------------
        Other (expense), net ...............................       (1,798,512)         (565,764)
                                                               --------------    --------------
Loss from continuing operations ............................       (3,501,576)         (735,061)
                                                               --------------    --------------
Discontinued operations
    Loss from discontinued operations ......................         (236,285)               --
    Loss on disposal of discontinued operations ............         (920,000)          (94,469)
                                                               --------------    --------------
                                                                   (1,156,285)          (94,469)
                                                               --------------    --------------
Net Loss ...................................................   $   (4,657,861)   $     (829,530)
                                                               ==============    ==============

Loss from continuing operations per share - basic ..........          ($ 0.32)         ($ 0 .06)
Loss from discontinued operations per share - basic ........            (0.02)               --
Loss on disposal of discontinued operations  - basic .......            (0.09)            (0.01)
                                                               --------------    --------------
Net Loss per share - basic .................................   $        (0.43)   $        (0.07)
                                                               ==============    ==============

Weighted average shares outstanding ........................       10,750,855        12,289,300
                                                               ==============    ==============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 1999 and 2000


                                             Preferred Stock            Common Stock
                                          ---------------------   ------------------------
                                           Shares      Amount        Shares       Amount
                                          --------   ----------   -----------    ---------
Balance, September 30, 1998 ............   320,000   $3,200,000     6,910,247    $  69,103
Shares issued on conversion of notes
  payable and accrued interest .........        --           --     3,017,739       30,177
Fair value of conversion discount on
  accrued interest associated with
  convertible notes payable ............        --           --            --           --
Sale of common stock ...................        --           --     1,538,613       15,386
Stock issued for services rendered .....        --           --        50,000          500
Shares purchased and retired ...........        --           --        (4,000)         (40)
Shares issued in settlement of lease
  obligations ..........................        --           --       250,000        2,500
Fair value of warrants issued in
  settlement of lease obligations ......        --           --            --           --
Net loss for the year ended September
  30, 1999 .............................        --           --            --           --
                                           -------   ----------   -----------    ---------
Balance, September 30, 1999 ............   320,000    3,200,000    11,762,599      117,626

Sale of common stock ...................        --           --     1,585,632       15,856
Fair value of warrants issued in
  convertible debt offering ............        --           --            --           --
Net loss for the year ended September
  30, 2000 .............................        --           --            --           --
                                           -------   ----------   -----------    ---------
Balance, September 30, 2000 ............   320,000   $3,200,000    13,348,231    $ 133,482
                                           =======   ==========   ===========    =========

                                                                            Notes
                                            Additional                   Receivable
                                              Paid-in      Accumulated     Common
                                              Capital         Deficit       Stock         Total
                                           ------------    ------------  ----------    -----------
Balance, September 30, 1998 ............   $ 21,366,619    $(19,356,005)         --    $ 5,279,717
Shares issued on conversion of notes
  payable and accrued interest .........        882,656              --          --        912,833
Fair value of conversion discount on
  accrued interest associated with
  convertible notes payable ............         16,100              --          --         16,100
Sale of common stock ...................        539,614              --     (55,000)       500,000
Stock issued for services rendered .....         24,500              --          --         25,000
Shares purchased and retired ...........         (1,960)             --          --         (2,000)
Shares issued in settlement of lease
  obligations ..........................        200,000              --          --        202,500
Fair value of warrants issued in
  settlement of lease obligations ......        100,000              --          --        100,000
Net loss for the year ended September
  30, 1999 .............................             --      (4,657,861)         --     (4,657,861)
                                           ------------    ------------    --------    -----------
Balance, September 30, 1999 ............     23,127,529     (24,013,866)    (55,000)     2,376,289

Sale of common stock ...................        422,043              --          --        437,899
Fair value of warrants issued in
  convertible debt offering ............         10,500              --          --         10,500
Net loss for the year ended September
  30, 2000 .............................             --        (829,530)         --       (829,530)
                                           ------------    ------------    --------    -----------
Balance, September 30, 2000 ............   $ 23,560,072    $(24,843,396)   $(55,000)   $ 1,995,158
                                           ============    ============    ========    ===========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                           Years Ended September 30,
                                                                                               1999           2000
                                                                                           -----------    -----------
Cash flows from operating activities:
    Net loss ...........................................................................   $(4,657,861)   $  (829,530)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Impairment loss ....................................................................       924,548        326,235
    Loss on disposal of property, plant and equipment ..................................            --         79,791
    Amortization of deferred financing costs ...........................................       322,404         99,240
    Depreciation and amortization ......................................................     1,701,489      1,579,727
    Common stock and warrants issued for services, settlement of lease obligations
        and convertible debt offerings .................................................       327,500         10,500
    Loss on disposal of discontinued operations ........................................       920,000         94,469
    Forgiveness of indebtedness ........................................................       (97,000)      (556,356)
    Decrease (increase) in assets:
        Accounts receivable ............................................................      (578,575)       (11,237)
        Inventory ......................................................................        28,112             --
        Insurance claim receivable .....................................................     2,120,284             --
        Other current assets ...........................................................        35,941        177,506
    Increase (decrease) in liabilities:
        Accounts payable ...............................................................       833,381       (292,712)
        Accrued expenses ...............................................................        33,480       (411,096)
                                                                                           -----------    -----------
           Net cash (used for) provided by operating activities ........................     1,913,703        266,537
                                                                                           -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment .................................................    (1,680,812)      (702,368)
    Proceeds on disposal of property and equipment and other assets ....................       121,451        946,799
    (Increase) decrease in other assets ................................................       (39,213)        99,168
                                                                                           -----------    -----------
         Net cash provided by (used for) investing activities ..........................    (1,598,574)       343,599
                                                                                           -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable ........................................................       879,251        667,698
    Repayment of notes payable .........................................................    (1,113,045)    (1,499,772)
    Net (repayments) advances under line of credit .....................................       287,996        (70,949)
    Net proceeds from convertible notes payable ........................................            --        375,000
    Repayment of convertible notes payable .............................................            --       (300,000)
    Repayment of notes payable - related parties .......................................        (4,956)            --
    Principal payments on obligations under capital leases .............................    (1,021,357)      (169,656)
    Repurchase of common stock .........................................................        (2,000)            --
    Net proceeds on the sale of common stock ...........................................       500,000        437,899
                                                                                           -----------    -----------
         Net cash used for financing activities ........................................      (474,111)      (559,780)
                                                                                           -----------    -----------
Net (decrease) increase in cash ........................................................      (158,982)        50,356
Cash and cash equivalents at beginning of year .........................................       161,215          2,233
                                                                                           -----------    -----------
Cash and cash equivalents at end of year ...............................................   $     2,233    $    52,589
                                                                                           ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ................................       737,250        143,994
  Common stock issued upon conversion of notes payable and accrued interest ............       912,833             --
  Interest paid ........................................................................       522,208        913,255
  State taxes paid .....................................................................            --         29,747

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

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia during the year ended September 30, 1999. The South Carolina operations were incorporated as GreenMan Technologies of South Carolina. In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

      In August 1998, GreenMan Technologies of Louisiana's crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation which was completed in December 1998.

Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, GreenMan Technologies of Louisiana, and GreenMan Technologies of South Carolina since September 4, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

      GreenMan sold substantially all the assets of its industrial materials operation (DuraWear) located in Alabama in June 1999 to a third party. The remainder of the assets were disposed of in June 2000. As a result, the consolidated financial statements were restated to reflect the operating results of this business segment as discontinued operations for all periods presented.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from equipment held for resale and notes receivable could differ materially from the values recorded in the accompanying financial statements as of September 30, 2000.

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

Deferred Loan Costs

      Deferred loan costs represent costs incurred in connection with securing financing for the GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia and the acquisition of the scrap tire and collection assets of United Waste Service, Inc. The amount is amortized to expense over the life of the related notes payable.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2.    Acquisition of Subsidiary

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. GreenMan paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of Class B convertible preferred stock. The preferred stock is convertible into GreenMan's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. In September 2000, GreenMan renegotiated the terms of the Class B Convertible Preferred (See Note 11). Simultaneous with the acquisition, GreenMan entered into an equipment financing agreement which provided the $850,000 for the transaction. The acquired assets were located in Georgia (combined with GreenMan Technologies of Georgia during the year ended September 30, 1999) and South Carolina (incorporated as GreenMan Technologies of South Carolina and subsequently combined into GreenMan Technologies of Georgia in February 2000). The acquisition has been accounted for as a purchase and accordingly, the operations are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid exceeded the fair value of the net assets acquired by $2,015,000.

      Goodwill recorded in connection with the acquisition of subsidiaries is being amortized over 10 years on a straight line basis. Amortization expense for the years ended September 30, 1999 and 2000 was $226,416 and $370,115 respectively.

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. As a result, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment losses of $752,360 and $154,235 during the years ended September 30, 1999 and 2000, respectively. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value and accordingly, a non-cash impairment loss of $172,000 was recorded at March 31, 2000. Equipment held for sale aggregating $150,000 is included in current assets at September 30, 2000.

3.    Discontinued Operations

      In March 1999, GreenMan decided to discontinue operations at its DuraWear subsidiary in order to eliminate continued operating losses and focus efforts on the core business of tire recycling. GreenMan recorded a loss on disposal of DuraWear of $920,000 and wrote down DuraWear's net assets to their estimated fair market value at March 31, 1999.

      On June 14, 1999, a third party paid $16,451 for substantially all assets and liabilities of DuraWear, excluding the land and buildings which were retained by GreenMan subject to the existing mortgage. The land and buildings were included in real estate held for investment at September 30, 1999. On June 30, 2000, GreenMan sold the DuraWear land and building to the third party for $600,000 resulting in a $94,469 loss on the sale. GreenMan used $387,246 of the net proceeds to retire the existing mortgage.

      During the year ended September 30, 1999 DuraWear had revenues totaling $407,947 and reported a loss associated with this discontinued operation of $1,156,285. The consolidated financial statements have been restated to reflect the net operating results of DuraWear as a separate line item for all periods presented.

4.    Management's Plans for Raising Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,843,396 and has a working capital deficiency of $3,717,557 at September 30, 2000. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods. Management understands that GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Management's Plans for Raising Additional Capital - (Continued)

      Accordingly, management has implemented or is in the process of implementing the following actions:

      1.    Bank Refinancing/Alternative Financing

      Approximately $3.3 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which expires on March 31, 2001. On January 5, 2001, GreenMan executed a commitment letter with Coast Business Credit ("Coast") for a five year, $7 million credit facility. The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt with $1 million earmarked to be utilized for implementing GreenMan's first waste wire processing equipment line. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate. The transaction is anticipated to be completed on or before January 31, 2001 and is expected to provide GreenMan with approximately $1.7 million of new working capital after paying off the Finova credit facility and other transaction fees.

      GreenMan proposes to repay the $1.65 million bridge loan by entering into a sale and lease back transaction in which GreenMan would sell it's Minnesota and Georgia real estate and lease such properties back on a long term basis. If successful, of which there can be no assurance, GreenMan would receive approximately $2.2 million from the proposed transaction resulting in an additional $550,000 of working capital after paying off the Coast real estate bridge loan.

      2.    Operating Performance Enhancements

      During fiscal 2000, management consolidated GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia to maximize the processing capacity of the Georgia facility and reduce the losses of the separate entities. In fiscal 2001, management has implemented several further cost reduction programs designed to achieve profitability while improving the efficiency of GreenMan Technologies of Georgia.

      Additionally, management believes that the proceeds from the Coast credit facility that have been earmarked for the waste wire project will reduce residual disposal costs and provide for increased revenue per passenger tire equivalent through the sale of the steel by-product and the premium prices paid for the smaller tire chips.

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                           September 30,     September 30,       Estimated
                                               1999              2000           Useful Lives
                                           -------------     -------------      ------------
Land .....................................  $   655,377       $   655,377
Buildings ................................    1,667,702         1,680,077        10-20 years
Machinery and equipment ..................    3,967,537         4,100,115         5-10 years
Furniture and fixtures ...................       88,023           100,237          3-5 years
Motor vehicles ...........................    3,028,711         3,252,795         3-10 years
                                            -----------       -----------
                                              9,407,350         9,788,601
Less accumulated depreciation
 and amortization                            (1,823,029)       (3,021,916)
                                            -----------       -----------
Property, plant and equipment, net          $ 7,584,321       $ 6,766,685
                                            ===========       ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.    Property, Plant and Equipment - (Continued)

      As a result of a change in use of equipment at GreenMan Technologies of South Carolina and the consolidation of the Georgia based processing equipment acquired from United Waste Services into GreenMan Technologies of Georgia's operations during the year ended September 30, 1999, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. Based upon discussions with third party equipment brokers and due to the unique nature of certain equipment, management estimates that the net book value of the identified assets exceeded the estimated market value and accordingly, recorded impairment losses of $752,360 at September 30, 1999 and $154,235 at September 30, 2000.

      Depreciation and amortization expense for the years ended September 30, 1999 and 2000 was $1,353,447 and $1,381,612 respectively.

6.    Other Assets

Other assets consist of the following:

                                                        September 30, 1999   September 30, 2000
                                                        ------------------   ------------------
      Note receivable and accrued interest..........         $ 119,579           $ 136,676
      Deposits and miscellaneous....................           176,465              60,200
                                                             ---------           ---------
                                                             $ 296,044           $ 196,876
                                                             =========           =========

      In April 1996, GreenMan paid a one-time $100,000 license fee for a perpetual license agreement with a privately-held R&D company under which it acquired the exclusive world-wide rights and license to use a proprietary additive technology for co-mingling (mixing or blending) of dissimilar plastics and rubber. The license fee was being amortized over an estimated ten-year useful life of the technology. As a result of GreenMan's current emphasis on expanding the core business versus continued development of recycled content products and management's belief that significant resources would be required to accelerate product development in the near term, management concluded that the value of its technology license was impaired and therefore wrote-off as an impairment loss the remaining $68,335 investment in the licensed technology at September 30, 1999. Amortization expense for the year ended September 30, 1999 was $10,004.

      In January 1998, $104,100 was advanced to an officer under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of common stock owned by the officer. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%.

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

      In April 1999, GreenMan and the licensor agreed to terminate the license agreements. In return for payments made to date and the return of previously issued warrants to purchase common stock, GreenMan received assignment of two developed technologies, one of which is patented, for crumb rubber modification. Management believes that without significant Federal Highway Administration involvement alternatives such as chemically modified crumb rubber asphalt will not become a value added market opportunity in the near term. As a result of the limited effort being exerted by the Federal Highway Administration and GreenMan's current emphasis on expanding the core business of tire collection and processing versus continued development of asphalt related initiatives, management concluded that the value of the technologies was impaired and therefore wrote-off as an impairment lossthe $103,853 investment in the technologies at September 30, 1999.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Convertible Notes Payable

December 1997 Debentures

      In December 1997, GreenMan issued 8% debentures in the aggregate principal amount of $1,600,000 and immediately exercisable two-year warrants to purchase 32,000 shares of Common Stock at an exercise price of $3.13 per share. The debentures were convertible at a conversion price equal to the lower of the average closing bid prices on the five trading days preceding the date of the closing of the offering or 75% of the average closing bid prices on the five trading days preceding the date of the conversion of the debentures. GreenMan also issued immediately exercisable two-year warrants to purchase 32,000 shares of common stock at an exercise price of $3.13 per share to the placement agent. During the year ended September 30, 1999, the unconverted remaining balance of $389,740 of the initial debentures and $28,457 of accrued interest were converted into 1,395,358 shares of common stock.

      Pursuant to the agreements, the holders agreed to purchase up to $2,000,000 in additional debentures during the 12 months following the effective date of the registration statement covering the shares issuable upon conversion. Each additional debenture bore similar terms to the initial debentures. Pursuant to the terms of the agreements, GreenMan was obligated to borrow at least $1,000,000 in additional debentures or provide the holders and placement agent, warrants to purchase an additional 40,000 shares of common stock in the aggregate.

      GreenMan issued $450,000 of additional debentures during the period ended September 30, 1998 and immediately exercisable two-year warrants to purchase 27,000 shares of Common Stock at exercise prices ranging from $1.17 to $2.41 per share. GreenMan also issued immediately exercisable two-year warrants to purchase 27,000 shares of common stock at exercise prices ranging from $1.17 to $2.41 per share to the placement agent. GreenMan recorded a deferred charge of approximately $204,000 associated with the 25% discount from market to be realized upon conversion of the additional debentures and the issuance of warrants to purchase 54,000 shares of common stock to the investors and placement agents. The deferred charges were amortized over the estimated life of the initial and additional debentures. Amortization and interest expense for the year ended September 30, 1999 was $332,494. During the year ended September 30, 1999, the additional debentures of $450,000 and $44,636 of accrued interest were converted into 1,622,381 shares of common stock.

      GreenMan notified the debenture holders in March 1999, that it would not borrow the remaining $550,000 of the commitment and in October 1999, issued immediately exercisable two-year warrants to purchase 40,000 shares of common stock to the holders and placement agent at an exercise price of $1.52 per share.

June 1998 Convertible Note

      In June 1998, GreenMan issued a $300,000 10% convertible note payable in settlement of all amounts owed under certain leases. The note was payable in 36 monthly payments of $9,680 and convertible into common stock at the holder's option at $1.38 per share. GreenMan did not make any payments on the convertible note payable during the year ended September 30, 1999 and was deemed in default. During the period of October 1999 to May 2000, GreenMan paid $195,000 towards the outstanding obligation and on June 30, 2000, paid the remaining balance of principal and interest less a $28,500 discount in full settlement of all amounts due under the convertible note payable.

Convertible Notes Payable-Related Party

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of September 30, 2000, the Company had issued $375,000 of convertible notes to an investor (who became a director of GreenMan in March
2000) and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock. In September 2000, the investor agreed to extend the maturity date of each note for an additional twelve months from their original maturity.

      The deferred charges are being amortized over the life of the notes payable. Amortization and interest expense for the year ended September 30, 2000 was $38,250.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Notes Payable

      GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia collectively have a secured asset-based credit facility with Finova Capital Corporation. Initially the credit facility was issued by Heller Financial, Inc. in February 1998. In May 1999, Heller sold the credit facility to Fremont Financial Corporation who in turn in December 1999 sold the credit facility to Finova Financial Corporation ("Finova"). There were no modifications to the existing terms of the credit facility as a result of the sales. The credit facility consists of several term loans and a working capital line of credit which were originally scheduled to mature in February 2001. GreenMan has granted a security interest in the capital stock of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia to Finova in addition to providing a Company guarantee and the personal guarantee of two officers of GreenMan. The credit facility contains certain covenants including minimum net worth and certain restrictions on intercompany cash transactions. GreenMan is either in compliance with the terms of the credit facility or has received a waiver of compliance of certain covenants at September 30, 2000.

      GreenMan incurred approximately $322,000 of deferred loan costs associated with securing the credit facility. These deferred charges are being amortized over the life of the term notes. Amortization expense for each of the years ended September 30, 1999 and 2000 was $107,345.

      During the fourth quarter of fiscal 2000, GreenMan reached an agreement with Finova whereby, Finova agreed to increase availability under the existing working capital line of credit by $400,000 in return for a monthly fee of $10,000 and an acceleration of the maturity date of the credit facility from February 2001 to November 30, 2000.

      In November 2000, GreenMan and Finova agreed to extend the maturity of the credit facility through March 31, 2001 in return for an additional monthly fee of $10,000.

Notes payable consists of the following at:                                                       September 30,    September 30,
                                                                                                      1999              2000
                                                                                                  -------------    -------------
Line of credit, Finvoa, secured by eligible accounts receivable of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan and two officers, and bearing interest at prime plus 1.5% (10% and
  11.25% at September 30, 1999 and 2000, respectively). ........................                  $ 1,004,813       $ 1,255,675
Term note payable, Finova, secured by all real estate of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and two officers, due in monthly installments of $23,333 including interest at prime plus 1.75% (10.25% and 11.25% at September 30, 1999 and 2000,
  respectively) and a final installment of the remaining principal balance due
  March 2001 ...................................................................                      946,266           666,266
Term note payable, Finvoa, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan and two officers, due in monthly installments of $31,667 including interest at prime plus 1.75% (10.25% and 11.25% at September 30, 1999 and
  2000, respectively) and a final installment of the remaining principal balance
  due March 2001 ...............................................................                    1,298,333           918,333
Term note payable, Finova, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan and two officers, due in monthly installments of $14,667 including interest at prime plus 1.75% (10.25% and 11.25% at September 30, 1999 and
  2000, respectively) and a final installment of the remaining principal balance
  due March 2001. ..............................................................                      674,000           498,000
Term note payable, Cryopolymers Leasing, guaranteed by three officers, due in monthly installments of $7,553 including interest at 7.75% and a final installment of the remaining principal balance due June 2004. Default on the note results in an interest rate of 21% and an acceleration of the maturity
  date. ........................................................................                    1,098,186         1,092,455
Term note payable to a bank, secured by a mortgage on real estate held for investment, guaranteed by GreenMan and an officer, due in monthly installments of $4,500 including interest at prime plus 1% (9.5% at September 30, 1999) and
  a final installment of the remaining principal balance due July 2000..........                      395,960                --
Other term notes payable and assessments, secured by equipment and requiring
  monthly installments .........................................................                      961,250         1,045,056
                                                                                                  -----------       -----------
                                                                                                    6,378,808         5,475,785
Less current portion ...........................................................                   (2,573,064)       (3,649,901)
                                                                                                  -----------       -----------
  Notes payable, non-current portion                                                              $ 3,805,744       $ 1,825,884
                                                                                                  ===========       ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Notes Payable - (Continued)

The following is a summary of maturities of notes payable at September 30, 2000:

      Years Ending
      September 30,
      -------------
      2001 .......................................       $ 3,649,901
      2002 .......................................           271,683
      2003 .......................................           262,732
      2004 .......................................           171,251
      2005........................................         1,120,218
                                                         -----------
                                                         $ 5,475,785
                                                         ===========

      Interest expense for the years ended September 30, 1999 and 2000 were $570,967 and $793,242 respectively.

9.    Capital Leases

      GreenMan leases machinery and equipment with a cost of $798,223 and $960,664 under capital lease agreements at September 30, 1999 and 2000, respectively. Accumulated amortization amounted to $13,303 and $131,994, at September 30, 1999 and 2000, respectively. Amortization expense for the years ended September 30, 1999 and 2000 amounted to $17,504 and $118,690.

      In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with a company co-owned by an officer. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments towards the purchase of the equipment. The lease is classified as a capital lease with a cost of $187,250.

      In August 1999, GreenMan Technologies of South Carolina entered into a five-year equipment lease agreement. Under the terms of the lease GreenMan Technologies of South Carolina is required to pay $12,234 per month rental. The lease was classified as a capital lease at September 30, 1999 with an equipment value of $610,973. In March 2000, the leased equipment was transferred to GreenMan Technologies of Minnesota which assumed responsibility for all future lease obligations.

      In October 1997, GreenMan entered into a fifteen-year cryogenic equipment lease agreement with Cryopolymers Leasing. Under the terms of the agreement, GreenMan Technologies of Louisiana was paying $25,500 per month plus an additional $100,000 of bonus rent per year for the first six years of the agreement. The bonus rents were payable in GreenMan's common stock with the number of shares determined using the closing bid price of the common stock on each December 31. The lease was classified as a capital lease with an equipment value of $2,771,876. As a result of the August 21, 1998 fire at GreenMan Technologies of Louisiana, the leased cryogenic equipment was destroyed.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9.    Capital Leases - (Continued)

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

o executed a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004 (see
      Note 8);

o     issued 250,000 shares of common stock (valued at $202,500);

o issued immediately exercisable warrants to purchase 450,000 shares of common stock (valued at $100,000) for a period of ten years at $.81 per share; and

o     paid all fees associated with the settlement agreement.

      GreenMan determined the total settlement to equal $3,255,000 resulting in an additional casualty loss of $955,000 which was recorded during the year ended September 30,1999. The $1,100,000 note payable is personally guaranteed by three officers of GreenMan. GreenMan has pledged the common stock of GreenMan Technologies of South Carolina as collateral to the three officers for their personal guarantee. GreenMan has assigned a value of $200,000 to the cryogenic crumb rubber recycling equipment and is currently marketing the equipment to potential purchasers.

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2000:

           Years Ending
           September 30,
           -------------
               2001 ...................................           $ 247,102
               2002 ...................................             240,681
               2003 ...................................             170,054
               2004....................................             157,819
               2005....................................              29,052
                                                                  ---------
           Total minimum lease payments ...............             844,708
           Less amount representing interest ..........            (144,055)
                                                                  ---------

           Present value of minimum lease payments ....           $ 700,653
                                                                  =========

      Interest expense on capital leases for the years ended September 30, 1999 and 2000 were $14,081and $83,795 respectively.

10.   Commitments and Contingencies

Employment Agreements

      GreenMan has employment agreements with three officers which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      GreenMan rents several pieces of equipment on a monthly basis from a company co-owned by an officer. Rent expense for the years ended September 30, 1999 and 2000 was $141,070 and $259,102 respectively.

      GreenMan leases approximately 3,380 square feet of office space at a monthly rental of $4,601under a five-year lease. Rent expense for the years ended September 30, 1999 and 2000 were $53,472 and $54,326 respectively.

Litigation

      GreenMan is involved in litigation in the ordinary course of business. Actions were commenced against GreenMan by a Louisiana landlord for alleged negligence in the operation of a plant that was destroyed in a fire (See Note
9). In the Louisiana case, GreenMan intends to defend itself vigorously and does not believe the case will result in a material adverse effect on its financial position and results of operations.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity

Private Offering of Common Stock

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the year ended September 30, 1999, GreenMan sold 1,538,613 shares of common stock for proceeds of $555,000 and during the year ended September 30, 2000, 1,585,632 shares were sold for net proceeds of $437,899. As of September 30, 2000, 3,124,245 shares of unregistered common stock have been sold to investors including officers and directors for $992,899 of net proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

      The Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 1993 Stock Option Plan. Stock options granted are summarized as follows:

                                                 Year Ended                       Year Ended
                                              September 30,1999               September 30,2000
                                      -------------------------------  --------------------------------
                                                     Weighted Average                  Weighted Average
                                                         Exercise                          Exercise
                                           Shares          Price           Shares            Price
                                        -----------  ----------------  -------------  -----------------
Outstanding at beginning of period       1,274,500            $ 1.37      1,898,500             $ 1.02
Granted                                    870,000              0.67        317,000                .52
Canceled                                  (246,000)             1.65       (213,500)              1.42
Exercised                                       --                --             --                 --
                                         ---------                        ---------
Outstanding at end of period             1,898,500              1.02      2,002,000               0.89
                                         =========                        =========
Exercisable at end of period               377,300              1.45        508,400               1.12
                                         =========                        =========
Reserved for future grants at end of
 period                                     90,780
                                         =========
Weighted average fair value of options
 granted during the period                                    $ 0.21                            $ 0.11

Information pertaining to options outstanding under the plan at September 30, 2000 is as follows:

                                          Options Outstanding                    Options Exercisable
                              ------------------------------------------     ---------------------------
                                                Weighted
                                                Average       Weighted                         Weighted
                                               Remaining       Average                          Average
Exercise                         Number       Contractual     Exercise           Number        Exercise
Prices                         Outstanding        Life          Price         Exercisable        Price
------                        -------------  -------------   -----------     --------------    ---------
$  .38 -  .63                      716,000        8.9           $ .51            94,000         $  .49
$  .81 - 1.09                    1,241,000        7.9             .99           385,400           1.04
$ 1.35 - 1.45                        5,000        3.6            1.35             5,000           1.35
$ 4.70 - 5.00                       40,000        6.8            4.70            24,000           4.70
                                 ---------                                      -------
                                 2,002,000        8.2           $ .89           508,400         $ 1.12
                                 =========                                      =======

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity - (Continued)

Non -Employee Director Stock Option Plan

      Under the terms of the 1996 Non-Employee Director Stock Option Plan on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of the common stock. Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted, on the date of the annual meeting of stockholders, an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

      The Board of Directors has reserved 60,000 shares of common stock for issuance and as of September 30, 2000, options to purchase 20,000 shares of common stock, at prices ranging from $.59 to $16.90 per share, have been granted. During the years ended September 30, 1999 and 2000, options were granted to purchase 8,000 shares common stock per year at $.88 and $.59 per share, respectively, exercisable for a period of ten years. The weighted average fair value of the options on the date of grant was $.31 and $.15 per share, respectively, for the years ended September 30, 1999 and 2000.

Other Stock Options and Warrants

Information pertaining to all other options and warrants outstanding under the plan at September 30, 2000 is as follows:

                                          Options Outstanding                    Options Exercisable
                              ------------------------------------------     ---------------------------
                                                Weighted
                                                Average       Weighted                         Weighted
                                               Remaining       Average                          Average
Exercise                         Number       Contractual     Exercise           Number        Exercise
Prices                         Outstanding        Life          Price         Exercisable        Price
------                        -------------  -------------   -----------     --------------    ---------
$  .31 -  1.09                   1,973,500        5.1           $  .86          1,173,000       $  .87
$ 1.50 -  3.44                     254,000        2.4             2.29            254,000         2.29
$ 4.85 - 35.00                     467,400        1.7            16.43            443,400        17.01
                                 ---------                                      ---------
                                 2,694,900        4.3           $ 3.70          1,870,400       $ 4.89
                                 =========                                      =========

        On February 1, 2000, GreenMan granted non-qualified options to purchase 325,000 shares of common stock at $.50 per share to three officers of the company. The options vest over five years and are exercisable for a period of ten years.

        On January 22,1999, GreenMan executed a two-year investment banking and corporate financing agreement with Schneider Securities Inc. In exchange for services to be provided, GreenMan agreed to:

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity - (Continued)

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

                                 Year Ended          Year Ended
                                September 30,       September 30,
                                     1999               2000
                               ---------------    ----------------
Net loss:
      As reported               $ (4,657,861)        $ (829,530)
      Pro forma                   (4,830,253)          (980,517)
Net loss per share - basic:
      As reported               $      (0.43)        $    (0.07)
      Pro forma                        (0.45)             (0.08)

      Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

      The fair value of each option grant under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended September 30, 1999 and 2000 were: dividend yields of 0%; risk-free interest rates of 5.5%; expected volatility of 50% and expected lives of 5 years.

      Weighted average assumptions used in valuing stock options issued outside of the plans during the years ended September 30, 1999 and 2000, were dividend yields of 0%; risk-free interest rates of 5.5%; expected volatility of 50% respectively, and expected lives of 2 years.

Common Stock Reserved

      GreenMan has reserved common stock at September 30, 2000 as follows:

        Stock option plans ...........................                2,049,280
        Other stock options ..........................                1,337,500
        Other warrants ...............................                1,357,400
                                                                      ---------
                                                                      4,744,180
                                                                      =========

      At September 30, 2000, GreenMan has 20,000,000 shares of authorized common stock of which 13,348,231 shares are outstanding.

Class B Convertible Preferred Stock

      In September 1998, GreenMan issued $3,200,000 of Class B convertible preferred stock in conjunction with the acquisition of certain scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc.. The preferred stock is convertible into GreenMan's common stock beginning in February 2001 based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. Based upon the average closing bid price of GreenMan's common stock from September 4, 1998 to January 8, 2001, the total number of shares reserved in connection with the convertible preferred stock is 5,925,926.

      In September 2000, GreenMan reached an agreement with Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) whereby RSLP agreed to extend the conversion date of the Class B convertible preferred stock held by RSLP for an additional year or until March 2002. The new agreement also provides GreenMan the opportunity to repurchase the all Class B convertible preferred stock held by RSLP for $1.5 million plus 100,000 shares of GreenMan's Common Stock at any time prior to March 2002.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.   Market for Common Stock

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

      On September 29, 2000, GreenMan's Class A Common Stock Purchase Warrants expired unexercised and are no longer listed on the Over the Counter Bulletin Board or Boston Stock Exchange.

13.   Segment Information

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

      At September 30, 1999 and 2000, one customer accounted for 11.5% and 10.5%, respectively of consolidated accounts receivable. During the years ended September 30, 1999 and 2000 no customer accounted for 10% or more of consolidated net sales.

14.   Income Taxes

      There was no provision for income taxes for the year ended September 30, 1999 and 2000 due to GreenMan's net operating losses and its valuation reserve against deferred tax assets. The difference between the statutory federal income tax rate of 34% and the effective tax rates is primarily due to net operating losses incurred by GreenMan and the valuation reserve against its deferred tax assets.

The components of the net deferred tax asset are as follows:

                                                  September 30,    September 30,
                                                      1999             2000
                                                  -------------    -------------
      Deferred tax asset:
        Federal ...........................        $ 6,223,000      $ 6,268,000
        State .............................          1,268,000        1,278,000
                                                   -----------      -----------
                                                     7,491,000        7,546,000
      Valuation reserve ...................         (7,491,000)      (7,546,000)
                                                   -----------      -----------
      Net deferred tax asset ..............        $        --      $        --
                                                   ===========      ===========

The following differences give rise to deferred income taxes:

                                                  September 30,    September 30,
                                                      1999             2000
                                                  -------------    -------------
      Net operating loss carryforward .....        $ 5,671,000      $ 6,149,000
      Research tax credit carryforward ....             17,000           17,000
      Non-deductible losses ...............          1,369,000        1,371,000
      Other ...............................            434,000            9,000
                                                   -----------      -----------
                                                     7,491,000        7,546,000
      Valuation reserve ...................         (7,491,000)      (7,546,000)
                                                   -----------      -----------
      Net deferred tax asset ..............        $        --      $        --
                                                   ===========      ===========

The change in the valuation reserve is as follows:

                                                   Year Ended       Year Ended
                                                  September 30,    September 30,
                                                      1999              2000
                                                  -------------    -------------
      Balance at beginning of period .....         $ 6,118,000      $ 7,491,000
      Increase due to current period net
      operating loss .....................           1,373,000           55,000
                                                   -----------      -----------
      Balance at end of period ...........         $ 7,491,000      $ 7,546,000
                                                   ===========      ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.   Income Taxes - (Continued)

      As of September 30, 2000, GreenMan has net operating loss carryforwards of approximately $16,054,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 2000, respectively. In addition, GreenMan has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008. Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in GreenMan's common stock as defined by the Internal Revenue Code.

15.   Fair Value of Financial Instruments

      At September 30, 1999, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments bear interest at market rates. The fair value of the $300,000 convertible note payable is $300,000 at September 30, 1999.

      At September 30, 2000, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments bear interest at market rates. The fair value of the $375,000 convertible note payable is $375,000 at September 30, 2000 (See Note 7).

16.   Employee Benefit Plan

      Effective August 1999, GreenMan has implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 1999 and 2000 respectively.

17.   Subsequent Events

      On January 5, 2001, GreenMan executed a commitment letter with Coast Business Credit, a division of Southern Pacific Bank, for a five year, $7 million credit facility. The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt with $1 million earmarked to be utilized for implementing GreenMan's first waste wire processing equipment line. The transaction is anticipated to be completed on or before January 31, 2001.

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

      Signature                         Title(s)                      Date
      ---------                         --------                      ----

/s/ Maurice E. Needham            Chairman of the Board         January 16, 2001
----------------------
  Maurice E. Needham

/s/ Robert H. Davis              Chief Executive Officer,       January 16, 2001
-------------------               President and Director
  Robert H. Davis

/s/ Charles E. Coppa            Chief Financial Officer,        January 16, 2001
--------------------             Treasurer and Secretary
  Charles E. Coppa            (Principal Financial Officer
                                      and Principal
                                   Accounting Officer)

/s/ Lew F. Boyd                         Director                January 16, 2001
---------------
  Lew F. Boyd

/s/ Jagruti Oza                         Director                January 16, 2001
---------------
  Jagruti Oza

/s/ Dr. Allen Kahn                      Director                January 16, 2001
------------------
  Dr. Allen Kahn

                                   Exhibit 11

                           GreenMan Technologies, Inc.

                     Statement Regarding Net Loss per Share

                               September 30, 2000

                                               Year Ended         Year Ended
                                              September 30,      September 30,
                                                  1999               2000
                                           ------------------------------------

Net loss ..................................    $ (4,657,861)     $  (829,530)
                                               ============       ==========

Net loss per share - basic ................    $      (0.43)     $     (0.07)
                                               ============       ==========

Weighted average shares outstanding .......      10,750,855       12,289,300
                                               ============       ==========