Form 10QSB
period 2000-12-31
GREENMAN TECHNOLOGIES INC
filed 2001-02-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000               Commission File Number 1-13776
                  -----------------                                      -------

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                             71-0724248
  ----------------------------                                 ----------------
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

7 Kimball Lane, Building A, Lynnfield, MA                           01940
-----------------------------------------                         ----------
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

                                 Yes |X| No |_|

               Number of shares outstanding as of February 1, 2001
                 Common Stock, $.01 par value, 13,348,231 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2000

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                                                         Page
                                                                                                              ----
Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 2000         3

         Unaudited Condensed Consolidated Statements of Operations for the three months ended December
         31, 1999 and 2000                                                                                      4

         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the three
         months ended December 31, 2000                                                                         5

         Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December
         31, 1999 and 2000                                                                                      6

         Notes to Unaudited Condensed Consolidated Financial Statements                                       7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              10-12

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     13

Item 2.  Changes in Securities                                                                                 13

Item 3.  Defaults Upon Senior Securities                                                                       13

Item 4.  Submission of Matters to a Vote of Security Holders                                                   13

Item 5.  Other Information                                                                                     13

Item 6.  Exhibits and Reports on Form 8-K                                                                      13

         Signatures                                                                                            14

* The financial information at September 30, 2000 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                            September 30,   December 31,
                                                                                                2000            2000
                                                                                            ------------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents .............................................................   $     52,589    $     14,761
  Accounts receivable, trade, less allowance for doubtful accounts of $70,930 and
      $76,124 as of September 30, 2000 and December 31, 2000 ............................      2,200,724       2,229,784
  Equipment held for sale ...............................................................        350,000         350,000
  Other current assets ..................................................................        527,412         515,318
                                                                                            ------------    ------------
        Total current assets ............................................................      3,130,725       3,109,863
                                                                                            ------------    ------------
Property, plant and equipment, net ......................................................      6,766,685       6,761,005
                                                                                            ------------    ------------
Other assets:
  Deferred loan costs ...................................................................         43,251           8,916
  Goodwill, net .........................................................................      1,426,602       1,389,696
  Other .................................................................................        196,876         312,897
                                                                                            ------------    ------------
        Total other assets ..............................................................      1,666,729       1,711,509
                                                                                            ------------    ------------
                                                                                            $ 11,564,139    $ 11,582,377
                                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable, related party ..........................................................    $         --    $    500,000
 Notes payable, current ................................................................       3,649,901       3,435,238
 Accounts payable ......................................................................       1,848,576       1,700,604
 Other current liabilities .............................................................       1,168,967       1,210,952
 Obligations under capital leases, current .............................................         180,838         208,751
                                                                                            ------------    ------------
        Total current liabilities .......................................................      6,848,282       7,055,545
 Notes payable, related party ...........................................................        375,000          75,000
 Notes payable, non-current portion .....................................................      1,825,884       1,880,127
 Obligations under capital leases, non-current portion ..................................        519,815         564,623
                                                                                            ------------    ------------
        Total liabilities ...............................................................      9,568,981       9,575,295
                                                                                            ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
      Class B convertible, liquidation value $10 per share, 320,000 shares issued
      and outstanding ...................................................................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 13,348,231 and
        shares issued and outstanding at September 30, 2000 and December 31, 2000 .......        133,482         133,482
  Additional paid-in capital ............................................................     23,560,072      23,560,072
  Accumulated deficit ...................................................................    (24,843,396)    (24,831,472)
  Notes receivable, common stock ........................................................        (55,000)        (55,000)
                                                                                            ------------    ------------
        Total stockholders' equity ......................................................      1,995,158       2,007,082
                                                                                            ------------    ------------
                                                                                            $ 11,564,139    $ 11,582,377
                                                                                            ============    ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                                                Three Months Ended
                                                                                    December 31,
                                                                               1999            2000
                                                                           ------------    ------------
Net sales ..............................................................   $  4,559,253    $  4,689,546
Cost of sales ..........................................................      3,516,527       3,589,957
                                                                           ------------    ------------
Gross profit ...........................................................      1,042,726       1,099,589
                                                                           ------------    ------------
Operating expenses:
    Research and development ...........................................         13,464              --
    Selling, general and administrative ................................        881,274         829,007
                                                                           ------------    ------------
        Total operating expenses .......................................        894,738         829,007
                                                                           ------------    ------------
Operating profit .......................................................        147,988         270,582
                                                                           ------------    ------------
Other income (expense):
    Interest and financing costs .......................................       (225,450)       (251,506)
    Other, net .........................................................         18,410          (7,152)
                                                                           ------------    ------------
        Other (expense), net ...........................................       (207,040)       (258,658)
                                                                           ------------    ------------
Net income (loss) ......................................................   $    (59,052)   $     11,924
                                                                           ============    ============

Net income (loss) per share - basic ....................................   $         --    $         --
                                                                           ============    ============

Weighted average shares outstanding ....................................     11,818,291      13,348,231
                                                                           ============    ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2000

                                                                                                                 Notes
                                        Preferred Stock          Common Stock      Additional                 Receivable
                                      --------------------  ---------------------    Paid-in     Accumulated    Common
                                       Shares     Amount      Shares      Amount     Capital       Deficit       Stock       Total
                                      -------   ----------  ----------   --------  -----------  ------------   --------   ----------
Balance, September 30, 2000 ......... 320,000   $3,200,000  13,348,231   $133,482  $23,560,072  $(24,843,396)  $(55,000)  $1,995,158

Net income for the three months
  ended December 31, 2000 ...........      --           --          --         --           --        11,924         --       11,924
                                      -------   ----------  ----------   --------  -----------  ------------   --------   ----------
Balance, December 31, 2000 .......... 320,000   $3,200,000  13,348,231   $133,482  $23,560,072  $(24,831,472)  $(55,000)  $2,007,082
                                      =======   ==========  ==========   ========  ===========  ============   ========   ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                   1999         2000
                                                                                ---------    ---------
Cash flows from operating activities:
    Net income (loss) .......................................................   $ (59,052)   $  11,924
    Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
    Loss on disposal of property, plant and equipment .......................          --        8,850
    Amortization of deferred financing costs ................................      26,835       29,835
    Depreciation and amortization ...........................................     382,736      396,010
    (Increase) decrease in assets:
        Accounts receivable .................................................    (413,538)     (29,060)
        Other current assets ................................................     122,911       12,094
    (Decrease) increase in liabilities:
        Accounts payable ....................................................     (76,885)    (147,972)
        Other current liabilities ...........................................     (38,579)      41,985
                                                                                ---------    ---------
         Net cash (used for) provided by operating activities ...............     (55,572)     323,666
                                                                                ---------    ---------
Cash flows from investing activities:
    Purchase of property and equipment ......................................    (102,253)    (240,576)
    Proceeds on disposal of property and equipment ..........................     137,500           --
    (Increase) in other assets ..............................................     (43,006)    (116,021)
                                                                                ---------    ---------
         Net cash used for investing activities .............................      (7,759)    (356,597)
                                                                                ---------    ---------
Cash flows from financing activities:
    Net advances under line of credit .......................................     280,766      (39,179)
    Repayment of notes payable ..............................................    (346,942)    (377,859)
    Proceeds from notes payable .............................................      90,952      257,120
    Net proceeds notes payable, related party ...............................     295,000      200,000
    Repayment of convertible notes payable ..................................    (175,000)          --
    Principal payments on obligations under capital leases ..................     (34,904)     (44,979)
    Net proceeds on the sale of common stock ................................      53,506           --
                                                                                ---------    ---------
      Net cash provided by (used for) financing activities ..................     163,378       (4,897)
                                                                                ---------    ---------
Net increase (decrease) in cash .............................................     100,047      (37,828)
Cash and cash equivalents at beginning of period ............................       2,233       52,589
                                                                                ---------    ---------
Cash and cash equivalents at end of period ..................................   $ 102,280    $  14,761
                                                                                =========    =========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .....................   $  19,038    $ 117,700
  Interest paid .............................................................     179,289      207,471

           See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2000

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

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2000 included in GreenMan's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although management believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3. Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For all periods presented, options, warrants, preferred stock and convertible debt were anti-dilutive and excluded from the net loss per share.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2000

4. Discontinued Operations

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. As a result, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment losses of $752,360 and $154,235 during the years ended September 30, 1999 and 2000, respectively. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value and accordingly, a non-cash impairment loss of $172,000 was recorded at March 31, 2000. Equipment held for sale aggregating $150,000 is included in current assets at December 31, 2000.

5. Management's Plans For Raising Additional Capital

      GreenMan has incurred losses since its inception aggregating $24,831,472 and has a working capital deficiency of $3,945,682 at December 31, 2000. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods. Management understands that GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing. Management has implemented or is in the process of implementing the following actions:

      1. Bank Refinancing/Alternative Financing

      Approximately $3.1 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which was scheduled to expire on March 31, 2001. On January 31, 2001, GreenMan entered into a five year, $7 million credit facility with Coast Business Credit ("Coast"). The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt with $1 million earmarked to be utilized for implementing GreenMan's first waste wire processing equipment line. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate.

      The transaction provided GreenMan with approximately $1.0 million of new working capital after paying off the Finova credit facility and other transaction fees.

      GreenMan proposes to repay the $1.65 million bridge loan by entering into a sale and lease back transaction in which GreenMan would sell it's Minnesota and Georgia real estate and lease such properties back on a long term basis. If successful, of which there can be no assurance, GreenMan would receive approximately $2.2 million from the proposed transaction and ultimately net $550,000 after paying off the Coast real estate bridge loan.

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

      Additionally, management believes that the proceeds from the Coast credit facility that have been earmarked for the waste wire project will reduce residual disposal costs and provide for increased revenue per passenger tire equivalent through the sale of the steel by-product and premium prices paid for the smaller tire chips.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2000

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                               September 30,        December 31,         Estimated
                                                   2000                 2000            Useful Lives
                                            ------------------   -----------------    ---------------
  Land ..................................      $   655,377          $   655,377
  Buildings .............................        1,680,077            1,693,935           10-20 years
  Machinery and equipment ...............        4,100,115            4,173,578            5-10 years
  Furniture and fixtures ................          100,237              103,128             3-5 years
  Motor vehicles ........................        3,252,795            3,434,247            3-10 years
                                               -----------          -----------
                                                 9,788,601           10,060,265
  Less accumulated depreciation and
    amortization ........................       (3,021,916)          (3,299,260)
                                               -----------          -----------
  Property, plant and equipment, net ....      $ 6,766,685          $ 6,761,005
                                               ===========          ===========

7. Notes Payable - Related Party

Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of December 31, 2000, the Company had issued $375,000 of convertible notes to a director of the Company and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The investor has been granted piggy-back registration rights to register the common stock. In September 2000, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity.

      The deferred charges are being amortized over the life of the notes payable. Amortization and interest expense for the three months ended December 31, 1999 and 2000 was $6,200 and $13,200, respectively.

Note Payable-Related Party

      In November 2000, GreenMan borrowed $200,000 from the same director who holds the convertible notes. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due in November 2001.

8. Common Stock Transactions

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds (the offering was subsequently increased to $1,000,000 in March 1999). During the year ended September 30, 2000, 1,585,632 shares were sold for net proceeds of $437,899. As of December 31, 2000, 3,124,245 shares of unregistered common stock have been sold to investors including officers and directors for $992,899 of net proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002. The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

9. Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in GreenMan's Form 10-KSB filed for the year ended September 30, 2000.

Results of Operations

     Three Months ended December 31, 2000 Compared to the Three Months ended
                               December 31, 1999

      Net sales for the three months ended December 31, 2000 was $4,689,546 (or $1.00 per passenger tire equivalent) as compared to $4,559,253 (or $.97 per passenger tire equivalent) for the three months ended December 31, 1999. GreenMan processed approximately 4.7 million passenger tire equivalents during the three months ended December 31, 2000 which was comparable to the amount processed during the three months ended December 31, 1999. The increased abatement work at our Minnesota operation and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our Southeastern U.S. operations as the result of facility consolidations and unseasonably colder weather experienced in the Southeast during the three months ended December 31, 2000.

      Gross profit for the three months ended December 31, 2000 was $1,099,589 or 23% of net sales as compared to $1,042,726 or 23% of net sales for the three months ended December 31, 1999. The overall increase in quality of revenue for the three months ended December 31, 2000 offset the reduced volume experienced at GreenMan's Georgia operation and increased transportation costs experienced at the Minnesota operation. Management anticipates the cost reduction programs implemented during the quarter (See Footnote 5) to have a positive impact on the GreenMan's operating costs during the remainder of fiscal 2001.

      Selling, general and administrative expenses were $829,007 or 18% of net sales as compared to $881,274 or 19% of net sales for the three months ended December 31, 1999. The reduction is due to the focused effort to reduce corporate and operating overhead expenses and the shutdown of the South Carolina operations in February 2000.

      GreenMan had an operating profit of $270,582 or 6% of net sales for the three months ended December 31, 2000 as compared to an operating profit of $147,988 or 3% of net sales for same 1999 period.

      Interest and financing costs for the three months ended December 31, 2000 increased $26,056 or 12% to $251,506 as compared to $225,450 for the three months ended December 31, 1999. The increase is attributable to the inclusion of approximately $40,000 of fees paid to Finova in order to increase availability under GreenMan's working capital line and extend the maturity of the Finova credit facility to March 31, 2001.

      GreenMan had a net income of $11,924 for the three months ended December 31, 2000 as compared to a net loss of $59,052 for the same 1999 period.

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

      GreenMan has incurred losses since its inception aggregating $24,831,472 and has a working capital deficiency of $3,945,682 at December 31, 2000. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods which have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to achieve profitable status and raise additional financing.

      In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

1. Bank Refinancing/Alternative Financing

      Approximately $3.1 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which was scheduled to expire on March 31, 2001. On January 31, 2001, GreenMan entered into a five year, $7 million credit facility with Coast Business Credit ("Coast"). The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt with $1 million earmarked to be utilized for implementing GreenMan's first waste wire processing equipment line. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate.

      The transaction provided GreenMan with approximately $1.0 million of new working capital after paying off the Finova credit facility and other transaction fees.

      GreenMan proposes to repay the $1.65 million bridge loan by entering into a sale and lease back transaction in which GreenMan would sell it's Minnesota and Georgia real estate and lease such properties back on a long term basis. If successful, of which there can be no assurance, GreenMan would receive approximately $2.2 million from the proposed transaction and ultimately net $550,000 after paying off the Coast real estate bridge loan.

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

      In addition, efforts are continuing to improve our overall quality of revenue (total revenue realized per passenger tire equivalent) as noted in our increase from $.94 per passenger tire equivalent for the year ended September 30, 1999 to $.99 per passenger tire equivalent for the year ended September 30, 2000 and to $1.00 for the three months ended December 31, 2000. We have identified several large customers that have agreed to pay a premium for smaller material than currently being produced. We have implemented several processing changes where appropriate, in order to produce a larger quantity of smaller material on a limited basis, but anticipate the implementation of the waste wire processing equipment to significantly increase the amount of smaller material generated.

Notes Payable-Related Party

      In November 2000, GreenMan borrowed $200,000 from a director of the Company who also holds $375,000 of convertible notes issued by GreenMan. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due in November 2001.

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

Factors Affecting Future Results

      There are several factors which may effect the future operating results of GreenMan, including:

o the ability to complete the proposed real estate sale/leaseback transaction or refinance the $1.65 million Coast bridge loan under acceptable terms;

o the ability to successfully implement GreenMan's proposed waste wire project and realize the anticipated cost reductions and revenue enhancements;

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          There have been no significant changes in legal proceedings during the quarter ended December 31, 2000.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 10.81   -- Employment agreement between GreenMan and Robert H.
                             Davis

          Exhibit 10.82   -- Employment agreement between GreenMan and Charles
                             E. Coppa

          Exhibit 10.83   -- Promissory note issued November 17, 2000 by
                             GreenMan to Dr. Allen Kahn.

          Exhibit 11      -- Statement regarding net loss per share.

      (b) Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            By: GreenMan Technologies, Inc.


                                                /s/ Robert H. Davis
                                                    ---------------
                                                    Robert H. Davis
                                                    Chief Executive Officer

                                            By: GreenMan Technologies, Inc.


                                                /s/ Charles E. Coppa
                                                    ----------------
                                                    Chief Financial Officer,
                                                    Treasurer, Secretary