Form 10KSB/A
period 2000-09-30
GREENMAN TECHNOLOGIES INC
filed 2001-04-18
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

Products and Services

      GreenMan's tire recycling operations located in Minnesota and Georgia are paid a fee to collect, transport and process scrap tires (i.e. processing revenue) into two inch rubber chips which are then sold (i.e. product revenue) for two applications: (1) as tire derived fuel to cement kilns, pulp and paper producers and electric utilities; or (2) utilization in civil engineering projects such as landfill construction or road stabilization projects. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The recycling process recovers about 65% of the incoming tire with about 35% being disposed as processing residual. GreenMan collects tires from two sources:

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended September 30, 2000 Compared to year ended September 30, 1999

      Net sales for the year ended September 30, 2000 increased $1,713,912 or 10% to $18,051,731 (or $.99 per passenger tire equivalent) as compared to $16,337,819 (or $.94 per passenger tire equivalent) for the year ended September 30, 1999. GreenMan processed over 18 million passenger tire equivalents during the year ended September 30, 2000 as compared to approximately 17 million passenger tire equivalents during the year ended September 30, 1999. The increased abatement work (contracts awarded to GreenMan in situations where governmental entities have intervened to clean up abandoned tire piles) at our Minnesota operations and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our Southeastern U.S. operations as the result of facility consolidations and the completion of certain abatement work at our Georgia operation in fiscal 1999.

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

      Research and development expenditures were $32,639 for the year ended September 30, 2000 as compared to $126,463 for the year ended September 30, 1999. The decrease is due to the fact that during the prior period, a significant effort was expended evaluating processes and equipment relating to the selection of equipment for GreenMan's proposed waste wire separation project which management believes will recycle the tire processing residual into saleable components of rubber and steel in addition to reducing disposal costs.

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

      GreenMan recorded $556,356 of forgiveness of indebtedness during the year ended September 30, 2000 as a result of renegotiating and settling certain outstanding obligations due to various unrelated, unsecured vendors and creditors who agreed to forgive past due amounts in return for an immediate payment of less than 100%. GreenMan also recorded an additional $94,469 loss on disposal of discontinued operations associated with the final disposition of the DuraWear real estate in June 2000. During the year ended September 30, 1999, GreenMan recorded a $955,000 casualty loss associated with the litigation that ensued from GreenMan Technologies of Louisiana's fire and a loss associated with discontinued operations of DuraWear amounting to $1,101,285.

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

      In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

1.    Bank Refinancing/Alternative Financing

      Approximately $3.3 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which expires on March 31, 2001. On January 5, 2001, GreenMan executed a commitment letter with Coast Business Credit ("Coast") for a five year, $7 million credit facility. The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate. The transaction is anticipated to be completed on or before January 31, 2001 and is expected to provide GreenMan with approximately $1.7 million of new working capital after paying off the Finova credit facility and other transaction fees.

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

      As a result of the new Coast credit facility, $1,000,000 has been earmarked for implementing our first waste wire processing equipment line at GreenMan's Georgia location. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. GreenMan has identified equipment which management believes will recycle the processing residual into salable components of rubber and steel and provide new sources of revenue through the sale of the liberated rubber and steel in addition to reducing disposal costs.

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

      GreenMan has recorded $556,356 of forgiveness of indebtedness during the year ended September 30, 2000 as a result of renegotiating certain outstanding obligations in an effort to strengthen GreenMan's financial position. These amounts were due to various unrelated, unsecured vendors and creditors who agreed to forgive past due amounts in return for an immediate payment of less than 100%.

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

o the ability to successfully implement the proposed waste wire project and realize the anticipated cost reductions and revenue enhancements (see Liquidity and Capital Resources discussion);

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

Revenue Recognition

      GreenMan has two sources of revenue: processing revenue that is derived from the collection, transportation and processing of scrap tires and product revenue that is derived from the sale of tire chips. Revenues from product sales (i.e. tire chips) are recognized when the products are shipped. Revenues derived from the collection, transportation and processing of tires are recognized when processing of the tires has been completed.

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

Impairment of Long-Lived Assets and Assets to be Disposed of

      Management continually reviews long-lived assets, goodwill and certain identifiable intangibles to evaluate whether events or changes in circumstances indicate an impairment of carrying value. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows (earnings before interest, taxes, depreciation and amortization). An impairment would be recognized when expected future operating cash flows are lower than the carrying value.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Management's Plans for Raising Additional Capital - (Continued)

      Accordingly, management has implemented or is in the process of implementing the following actions:

      1.    Bank Refinancing/Alternative Financing

      Approximately $3.3 million of current liabilities are associated with GreenMan's credit facility with Finova Capital Corporation ("Finova"), which expires on March 31, 2001. On January 5, 2001, GreenMan executed a commitment letter with Coast Business Credit ("Coast") for a five year, $7 million credit facility. The new credit facility includes a $4 million working capital line of credit and approximately $3 million of term debt. In addition, as part of the credit facility, Coast has also agreed to provide a ninety day, $1.65 million bridge loan to be collateralized by GreenMan's Minnesota and Georgia real estate. The transaction is anticipated to be completed on or before January 31, 2001 and is expected to provide GreenMan with approximately $1.7 million of new working capital after paying off the Finova credit facility and other transaction fees.

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

      As a result of the new coast credit facility, $1,000,000 has been earmarked for implementing our first waste wire processing equipment line at GreenMan's Georgia location. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. GreenMan has identified equipment which management believes will recycle the processing residual into salable components of rubber and steel and provide new sources of revenue through the sale of the liberated rubber and steel in addition to reducing disposal costs.

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

      Signature                         Title(s)                     Date
      ---------                         --------                     ----

/s/ Maurice E. Needham            Chairman of the Board         April 18, 2001
----------------------
  Maurice E. Needham

/s/ Robert H. Davis              Chief Executive Officer,       April 18, 2001
-------------------               President and Director
  Robert H. Davis

/s/ Charles E. Coppa            Chief Financial Officer,        April 18, 2001
--------------------             Treasurer and Secretary
  Charles E. Coppa            (Principal Financial Officer
                                      and Principal
                                   Accounting Officer)

/s/ Lew F. Boyd                         Director                April 18, 2001
---------------
  Lew F. Boyd

/s/ Dr. Allen Kahn                      Director                April 18, 2001
------------------
  Dr. Allen Kahn

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