Form 10QSB/A
period 2000-12-31
GREENMAN TECHNOLOGIES INC
filed 2001-04-18
CIK 932699

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

Results of Operations

     Three Months ended December 31, 2000 Compared to the Three Months ended
                               December 31, 1999

      Net sales for the three months ended December 31, 2000 was $4,689,546 (or $1.00 per passenger tire equivalent) as compared to $4,559,253 (or $.97 per passenger tire equivalent) for the three months ended December 31, 1999. GreenMan processed approximately 4.7 million passenger tire equivalents during the three months ended December 31, 2000 which was comparable to the amount processed during the three months ended December 31, 1999. The increased abatement work (contracts awarded to GreenMan in situations where governmental entities have intervened to clean up abandoned tire piles) at our Minnesota operation and the increased overall quality of revenue (revenue per passenger tire equivalent) offset the decreased volume experienced at our Southeastern U.S. operations as the result of facility consolidations and unseasonably colder weather experienced in the Southeast during the three months ended December 31, 2000.

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

      Research and development expenses for the quarter ended December 31, 2000 decreased due to the fact that during the prior periods, a significant effort was expended evaluating processes and equipment relating to GreenMan's proposed waste wire separation project which management believes will recycle the tire processing residual into saleable components of rubber and steel in addition to reducing disposal costs. Management concluded this evaluation process during fiscal 2000.

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