Form 10QSB
period 2001-03-31
GREENMAN TECHNOLOGIES INC
filed 2001-05-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended  March  31, 2001             Commission File Number  1-13776
                   ---------------                                    ----------

                           GreenMan Technologies, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                            71-0724248
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

7 Kimball Lane, Building A, Lynnfield, MA                           01940
------------------------------------------                   -------------------
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

                                 Yes |X| No |_|

                 Number of shares outstanding as of May 14, 2001

                 Common Stock, $.01 par value, 13,548,231 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2001

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----

Item 1.   Financial Statements (*)

          Unaudited Condensed Consolidated Balance Sheets as of
          September 30, 2000 and March 31, 2001                                3

          Unaudited Condensed Consolidated  Statements of Operations
          for the three and six months ended March 31, 2000 and 2001           4

          Unaudited Condensed Consolidated Statement of Changes in
          Stockholders' Equity for the six months ended March 31, 2001         5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the six months ended March 31, 2000 and 2001                     6

          Notes to Unaudited Condensed Consolidated Financial Statements    7-10

Item  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-14

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 2.   Changes in Securities                                               15

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    16

          Signatures                                                          17

* The financial information at September 30, 2000 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                             September 30,     March 31,
                                                                                 2000            2001
                                                                             ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................................   $     52,589    $    342,921
  Accounts receivable, trade, less allowance for doubtful
    accounts of $70,930 and $87,238 as of September 30, 2000
    and March 31, 2001 ...................................................      2,200,724       1,919,734
  Insurance receivable ...................................................             --         437,525
  Equipment held for sale ................................................        350,000         250,000
  Other current assets ...................................................        527,412         532,009
                                                                             ------------    ------------
        Total current assets .............................................      3,130,725       3,482,189
                                                                             ------------    ------------
Property, plant and equipment, net .......................................      6,766,685       6,604,595
                                                                             ------------    ------------
Other assets:
  Deferred loan costs ....................................................         43,251         384,911
  Goodwill, net ..........................................................      1,426,602       1,344,380
  Equipment deposits .....................................................             --         467,488
  Other ..................................................................        196,876         244,079
                                                                             ------------    ------------
        Total other assets ...............................................      1,666,729       2,440,858
                                                                             ------------    ------------
                                                                             $ 11,564,139    $ 12,527,642
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, related party ...........................................   $         --    $    575,000
  Notes payable, current .................................................      3,649,901       1,804,505
  Accounts payable .......................................................      1,848,576       1,547,090
  Other current liabilities ..............................................      1,168,967       1,245,571
  Obligations under capital leases, current ..............................        180,838         228,965
                                                                             ------------    ------------
        Total current liabilities ........................................      6,848,282       5,401,131
  Notes payable, related party ...........................................        375,000              --
  Notes payable, non-current portion .....................................      1,825,884       4,344,410
  Obligations under capital leases, non-current portion ..................        519,815         582,844
                                                                             ------------    ------------
        Total liabilities ................................................      9,568,981      10,328,385
                                                                             ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
  Class B convertible, liquidation value $10 per share, 320,000
    shares issued and outstanding ........................................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized;
    13,348,231 shares issued and outstanding at September 30, 2000
    and March 31, 2001 ...................................................        133,482         133,482
  Additional paid-in capital .............................................     23,560,072      23,560,072
  Accumulated deficit ....................................................    (24,843,396)    (24,639,297)
  Notes receivable, common stock .........................................        (55,000)        (55,000)
                                                                             ------------    ------------
        Total stockholders' equity .......................................      1,995,158       2,199,257
                                                                             ------------    ------------
                                                                             $ 11,564,139    $ 12,527,642
                                                                             ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
               Unaudited Condensed Consolidated Statements of Loss

                                                   Three Months Ended              Six Months Ended
                                                March 31,       March 31,       March 31,       March 31,
                                                  2000            2001            2000            2001
                                              ------------    ------------    ------------    ------------
Net sales .................................   $  4,279,816    $  4,579,195    $  8,839,069    $  9,268,741
Cost of sales .............................      3,690,181       3,625,750       7,206,707       7,217,941
                                              ------------    ------------    ------------    ------------
Gross profit ..............................        589,635         953,445       1,632,362       2,050,800
                                              ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ..............         10,000              --          23,464              --
    Selling, general and administrative ...        997,563         778,536       1,878,837       1,605,308
    Impairment losses .....................        326,235              --         326,235              --
                                              ------------    ------------    ------------    ------------
        Total operating expenses ..........      1,333,798         778,536       2,228,536       1,605,308
                                              ------------    ------------    ------------    ------------
Operating profit (loss) ...................       (744,163)        174,909        (596,174)        445,492
                                              ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs ..........       (239,200)       (247,308)       (464,650)       (498,814)
    Casualty loss .........................             --        (155,000)             --        (155,000)
    Forgiveness of indebtedness ...........        238,333              --         238,333              --
    Other, net ............................         88,278         419,575         106,687         412,421
                                              ------------    ------------    ------------    ------------
        Other income (expense), net .......         87,411          17,267        (119,630)       (241,393)
                                              ------------    ------------    ------------    ------------

Net income (loss) .........................   $   (656,752)   $    192,176    $   (715,804)   $    204,099
                                              ============    ============    ============    ============

Net income (loss) per share - basic .......   $      (0.05)   $       0.01    $      (0.06)   $       0.02
                                              ============    ============    ============    ============

Weighted average shares outstanding .......     11,990,716      13,348,231      11,904,032      13,348,231
                                              ============    ============    ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2001

                                                                                                               Notes
                                    Preferred Stock          Common Stock       Additional                   Receivable
                                 --------------------   ---------------------     Paid-in     Accumulated     Common
                                  Shares     Amount       Shares      Amount      Capital        Deficit       Stock        Total
                                 -------   ----------   ----------   --------   -----------   ------------   ----------   ----------
Balance, September 30, 2000 ...  320,000   $3,200,000   13,348,231   $133,482   $23,560,072   $(24,843,396)   $(55,000)   $1,995,158
Net income for the six
 months ended March 31, 2001 ..       --           --           --         --            --        204,099          --       204,099
                                 -------   ----------   ----------   --------   -----------   ------------    --------    ----------
Balance, March 31, 2001 .......  320,000   $3,200,000   13,348,231   $133,482   $23,560,072   $(24,639,297)   $(55,000)   $2,199,257
                                 =======   ==========   ==========   ========   ===========   ============    ========    ==========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                             Six Months Ended
                                                                       March 31,          March 31,
                                                                          2000               2001
                                                                      -----------        -----------
Cash flows from operating activities:
    Net income (loss) .............................................   $  (715,804)       $   204,099
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
    Loss on disposal of property, plant and equipment .............            --             29,711
    Amortization of deferred financing costs ......................        53,670             50,085
    Depreciation and amortization .................................       759,898            823,787
    Impairment loss ...............................................       326,235                 --
    Forgiveness of indebtedness ...................................      (238,333)                --
    (Increase) decrease in assets:
        Accounts receivable .......................................       138,780            280,990
        Insurance claim receivable ................................            --           (437,525)
        Other current assets ......................................           758             (4,597)
    Increase (decrease) in liabilities:
        Accounts payable ..........................................      (136,402)          (301,486)
        Other current liabilities .................................      (192,718)            76,604
                                                                      -----------        -----------
           Net cash provided by (used for) operating activities ...        (3,916)           721,668
                                                                      -----------        -----------
Cash flows from investing activities:
    Purchase of property and equipment ............................      (138,506)          (398,408)
    Proceeds on disposal of property and equipment ................       213,808            100,000
    (Increase) in equipment deposits ..............................            --           (467,488)
    (Increase) decrease in other assets ...........................        66,761            (47,203)
                                                                      -----------        -----------
         Net cash provided (used) by investing activities .........       142,063           (813,099)
                                                                      -----------        -----------
Cash flows from financing activities:
    Net advances under line of credit .............................       136,919         (1,255,675)
    Repayment of notes payable ....................................      (750,031)        (3,404,789)
    Proceeds from notes payable ...................................       333,617          5,334,093
    Net proceeds notes payable, related party .....................       370,000            200,000
    Repayment of convertible notes payable ........................      (185,000)                --
    Principal payments on obligations under capital leases ........       (87,152)           (95,866)
    Deferred loan costs ...........................................            --           (396,000)
    Net proceeds from the sale of common stock ....................        53,506                 --
                                                                      -----------        -----------
      Net cash provided by (used for) financing activities ........      (128,141)          (381,763)
                                                                      -----------        -----------
Net increase in cash ..............................................        10,006            290,332
Cash and cash equivalents at beginning of period ..................         2,233             52,589
                                                                      -----------        -----------
Cash and cash equivalents at end of period ........................   $    12,239        $   342,921
                                                                      ===========        ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...........   $    19,038        $   207,020
  Interest paid ...................................................       423,966            406,742

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001

4.    Discontinued Operations

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. As a result, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment loss of $154,235 at March 31, 2000. In addition, management determined that based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value and accordingly, an additional impairment loss of $172,000 was recorded at March 31, 2000. Equipment held for sale aggregating $50,000 is included in current assets at March 31, 2001.

5.    Insurance Claim Receivable and Additional Casualty Loss

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 or a portion thereof, would be paid if GreenMan could demonstrate, to the insurance company's satisfaction, that GreenMan purchased alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy.

      In March 2001, an agreement was reached whereby the insurance company agreed to make a final payment of $437,525 based on GreenMan's anticipated $1,000,000 investment in the waste wire processing equipment line to be located at GreenMan's Georgia location. This amount is included in other income for the quarter ended March 31, 2001 and was received in April 2001.

      In November 1998, St. Francisville Industrial Park, Inc. commenced an action alleging that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged in the August 1998 fire at GreenMan Technologies of Louisiana. St. Francisville Industrial Park was seeking $505,500 for damages to the building and unpaid accelerated rent from the date of the fire through December 31, 1998.

      In March 2001, management decided that in lieu of incurring the potential costs associated with protracted litigation of this matter, a settlement agreement was reached whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims. GreenMan's insurance company contributed $45,000 towards the settlement and as a result, GreenMan recorded an additional casualty loss of $155,000 at March 31, 2001.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                           September 30,    March 31,      Estimated
                                               2000           2001        Useful Lives
                                           ------------    -----------    ------------
Land ...................................   $    655,377    $   680,139
Buildings ..............................      1,680,077      1,716,058     10-20 years
Machinery and equipment ................      4,100,115      4,185,094      5-10 years
Furniture and fixtures .................        100,237        104,322       3-5 years
Motor vehicles .........................      3,252,795      3,593,216      3-10 years
                                            -----------    -----------
                                              9,788,601     10,278,829
  Less accumulated depreciation
    and amortization ...................     (3,021,916)    (3,674,234)
                                            -----------    -----------
  Property, plant and equipment, net ...   $  6,766,685    $ 6,604,595
                                            ===========    ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001

7.    Bank Credit Facility/Notes Payable

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7.0 million five year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consists of: (i) $2,044,000 of five year term notes secured by the machinery and equipment of the two entities, payable in monthly principal installments of $34,067 plus interest at prime plus 2.5% (10.5% at March 31, 2001 ); (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001 plus interest at prime plus 2.5% (10.5% at March 31, 2001) 2001; (iii) a $1,000,000 machinery and equipment acquisition line of credit to be advanced in the form of five year term notes secured by the acquired machinery and equipment, payable in monthly principal installments to be determined plus interest at prime plus 2.5% (10.5% at March 31, 2001 ) and; (iv) a working capital line of credit of up to $2,321,000 secured by the eligible accounts receivable, as defined. The line of credit bears interest at prime plus 2.0% (10% at March 31, 2001). As of March 31, 2001, there were no amounts outstanding under the line of credit and $287,200 outstanding under the equipment acquisition line of credit.

      The obligations under the Credit Facility are guaranteed by GreenMan and contain certain minimum reporting requirements and certain restrictions on intercompany cash transactions. GreenMan is in compliance with all requirements at March 31, 2001.

      GreenMan used the proceeds from the Credit Facility, to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility. GreenMan also incurred approximately $346,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, payable in monthly installments of $10,649 including interest at prime plus 2.75% (10.75% at March 31,2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota also incurred $50,000 of deferred loan costs associated with the transaction. These deferred charges are being amortized over the life of the term notes.

8.    Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

9.    Subsequent Events

GreenMan of Georgia Sale/Leaseback

      On April 2, 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on disposal of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable which bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia portion of the Coast bridge loan of $812,500, including interest. Simultaneous with the sale, GreenMan Technologies of Georgia, executed a 20 year lease with the same third party which provides for a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001

9.    Subsequent Events - (Continued)

Acquisition  of Tennessee Tire Recyclers, Inc.

      On April 16, 2001, Technical Tire Recycling, Inc., a newly formed wholly-owned subsidiary of GreenMan acquired all of the net operating assets of Tennessee Tire Recyclers, Inc. for approximately $727,000, in the form of $75,000 in cash, a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months, 200,000 shares of GreenMan common stock (valued at $67,000 and subject to a two year lock-up agreement) and the assumption of approximately $400,000 of liabilities. Tennessee Tire Recyclers is a Tennessee based provider of engineering services to consumers of alternative fuels with multi-year contracts to provide whole tires as an alternative fuel to several of the largest cement companies in North America. They are the largest tire collector in the state of Tennessee and also provide scrap tire collection and disposal services in the states of Georgia, Texas and Oklahoma.

Waste Wire Separation Project

      As of March 31, 2001, GreenMan Technologies of Georgia had placed purchase orders and deposits for all required components of a waste wire separation project that is to be located at GreenMan's Georgia facility. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as processing residual. Management believes this equipment will recycle the processing residual into saleable components of rubber and steel and provide new sources of revenue through the sale of the liberated rubber and steel in addition to reducing residual disposal costs. Management anticipates the equipment to be delivered, installed and commence initial operation during the quarter ended June 30, 2001 with full production anticipated to commence during the last quarter of fiscal 2001. Currently, GreenMan has committed approximately $1,000,000 to this project and does not anticipate that it will be required to incur significant additional amounts in order to commence operations.

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

Results of Operations

      Three Months ended March 31, 2001 Compared to the Three Months ended March 31, 2000

      Net sales for the quarter ended March 31, 2001 increased 7% to $4,579,195 (or $.96 per passenger tire equivalent) as compared to $4,279,816 (or $.97 per passenger tire equivalent) for the quarter ended March 31, 2000. GreenMan processed approximately 4.8 million passenger tire equivalents during the three months ended March 31, 2001 as compared to approximately 4.4 million passenger tire equivalents during the three months ended March 31, 2000. The overall quality of revenue (revenue per passenger tire equivalent) decreased slightly due to the completion of an abatement project (contracts awarded to GreenMan in situations where governmental entities intervene to cleanup abandoned tire piles) in early 2000.

      The gross margin for the quarter ended March 31, 2001 increased 50% to 21% as compared to 14% for the quarter ended March 31, 2000. The increase is attributable to improved performance at GreenMan's Georgia location due to an 18% increase in tire volume and reduced operating costs as a result of a cost reduction program instituted during fiscal 2001. In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses. The consolidation was concluded in March 2000 and has had a positive impact on the overall performance of GreenMan's southeastern U.S. operations.

      Research and development expenses for the quarter ended March 31, 2001 decreased due to the fact that during the prior periods, a significant effort was expended evaluating processes and equipment relating to GreenMan's proposed waste wire separation project which management believes will recycle the tire processing residual into saleable components of rubber and steel in addition to reducing disposal costs. Management concluded this evaluation process during fiscal 2000 and has begun implementation of the project in fiscal 2001 (See Note
9).

      Selling, general and administrative expenses for the quarter ended March 31, 2001 were 17% of sales as compared to 23% for the quarter ended March 31, 2000. The reduction is due to the focused effort to reduce corporate and operating overhead expenses and the shutdown of the South Carolina operations in February 2000.

      GreenMan reported an operating profit of $174,909 for the quarter ended March 30, 2001 compared to an operating loss of $744,163 for the quarter ended March 31, 2000 which included a $326,000 impairment loss associated with the consolidation of GreenMan's southeastern U.S. operations in February 2000.

      During the quarter ended March 31, 2001, GreenMan recorded other income of $437,525 due to an insurance settlement and an additional casualty loss of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana (See Note 5). Included in other income for the quarter ended March 31, 2000 was $238,333 of forgiveness of indebtedness.

      GreenMan had a net income of $192,176 or $.01 per share for the quarter ended March 31, 2001 as compared to a net loss of $656,752 or $.05 per share for the same 2000 period.

Six Months ended March 31, 2001 Compared to the Six Months ended March 31, 2000

      Net sales for the six months ended March 31, 2001 increased 5% to $9,268,741 (or $.98 per passenger tire equivalent) as compared to $8,839,069 (or $.97 per passenger tire equivalent) for the six months ended March 31, 2000. GreenMan processed approximately 9.4 million passenger tire equivalents during the six months ended March 31, 2001 as compared to approximately 9.1 million passenger tire equivalents during the same period in 2000. A majority of the increase is attributable to improved performance at GreenMan's Georgia location during the six months ended March 31, 2001.

      The gross margin for the six months ended March 31, 2001 increased to 22% as compared to 18% for the six months ended March 31, 2000. The increase is attributable to improved performance at GreenMan's Georgia location due to a 5% increase in tire volume and reduced operating costs as a result of a cost reduction program instituted during fiscal 2001. In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses. The consolidation was concluded in March 2000 and has had a positive impact on the overall performance of GreenMan's southeastern U.S. operations.

      Selling, general and administrative expenses for the six months ended March 31, 2001 were 17% of sales as compared to 21% for the six months ended March 31, 2000. The reduction is due to the focused effort to reduce corporate and operating overhead expenses and the shutdown of the South Carolina operations in February 2000.

      GreenMan reported an operating profit of $445,492 for the six months ended March 30, 2001 as compared to an operating loss of $596,174 for the six months ended March 31, 2000 which included a $326,000 impairment loss associated with consolidation of GreenMan's southeastern U.S. operations.

      During the six months ended March 31, 2001, GreenMan recorded other income of $437,525 due to an insurance settlement and an additional casualty loss of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana (See Note 5). Included in other income for the six months ended March 31, 2000 was $278,000 of forgiveness of indebtedness.

      GreenMan reported net income of $204,000 or $.02 per share for the six months ended March 31, 2001 as compared to a net loss of $715,000 or $.06 per share for the six months ended March 31, 2000.

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

      GreenMan has incurred losses since its inception aggregating $24,639,297 and has a working capital deficiency of $1,918,942 at March 31, 2001. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods which have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to achieve sustained profitability and raise additional financing to fund continued growth.

      In order to ensure the future viability of GreenMan, management has implemented the following actions:

1.    Bank Refinancing/Alternative Financing

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7.0 million five year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consisted of: (i) $2,044,000 of five year term notes secured by the machinery and equipment of the two entities; (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001; (iii) a $1,000,000 machinery and equipment acquisition line of credit; and (iv) a working capital line of credit of up to $2,321,000 secured by the eligible accounts receivable, as defined. As of March 31, 2001, there were no amounts outstanding under the line of credit and $287,200 outstanding under the equipment acquisition line of credit.

      GreenMan used the proceeds from the Credit Facility, to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, payable in monthly installments of $10,649 including interest at prime plus 2.75% (10.75% at March 31,2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota also incurred $50,000 of deferred loan costs associated with the transaction. These deferred charges are being amortized over the life of the term notes.

      On April 2, 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on disposal of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable which bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the Coast bridge loan of $812,500, including interest. Simultaneous with the sale, GreenMan Technologies of Georgia, executed a 20 year lease with the same third party which provides for a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

2.    Operating Performance Enhancements

      In November 2000, GreenMan implemented a headcount reduction which is anticipated to reduce operating expenses by approximately $600,000 on an annualized basis, commencing January 2001. The reductions were made in order to improve the efficiency of the operations and are not anticipated to impede our immediate efforts to achieve sustained profitability.

      One million dollars ($1,000,000) of GreenMan's new Coast credit facility has been earmarked for implementing the first waste wire processing equipment line at GreenMan's Georgia location. As of March 31, 2001, GreenMan Technologies of Georgia had placed purchase orders and deposits for all required components of a waste wire separation project that is to be located at GreenMan's Georgia facility. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as processing residual. Management believes this equipment will recycle the processing residual into saleable components of rubber and steel and provide new sources of revenue through the sale of the liberated rubber and steel in addition to reducing residual disposal costs. Management anticipates the equipment to be delivered, installed and commence initial operation during the quarter ended June 30, 2001 with full production anticipated to commence during the last quarter of fiscal 2001. Currently, GreenMan has committed approximately $1,000,000 to this project and does not anticipate that it will be required to incur significant additional amounts in order to commence operations.

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

3.    Insurance Settlement

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 or a portion thereof, would be paid if GreenMan could demonstrate, to the insurance company's satisfaction, that GreenMan purchased alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy.

      In March 2001, an agreement was reached whereby the insurance company agreed to make a final payment of $437,525 based on GreenMan's anticipated $1,000,000 investment in the waste wire processing equipment line to be located at GreenMan's Georgia location. This amount is included in other income for the quarter ended March 31, 2001 and was received in April 2001.

Acquisition of Tennessee Tire Recyclers, Inc.

      On April 16, 2001, Technical Tire Recycling, Inc., a newly formed wholly-owned subsidiary of GreenMan acquired all of the net operating assets of Tennessee Tire Recyclers, Inc. for approximately $727,000, in the form of $75,000 in cash, a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months, 200,000 shares of GreenMan common stock (valued at $67,000 and subject to a two year lock-up agreement) and the assumption of approximately $400,000 of liabilities. Tennessee Tire Recyclers is a Tennessee based provider of engineering services to consumers of alternative fuels with multi-year contracts to provide whole tires as an alternative fuel to several of the largest cement companies in North America. They are the largest tire collector in the state of Tennessee and also provide scrap tire collection and disposal services in the states of Georgia, Texas and Oklahoma.

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

o the ability to successfully integrate the Tennessee Tire Recycler, Inc. acquisition into GreenMan and realize the anticipated benefits;

o the delisting of GreenMan's common stock from the Nasdaq Small Cap Stock Market and the effect on the market for, and potentially the market price of, GreenMan's common stock; and

o     general economic conditions.

      GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will obtain such financing on acceptable terms. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of GreenMan. As a result, there can be no assurance that GreenMan will be able to achieve sustained profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in GreenMan's business, forward-looking statements made in this report should not be regarded as a representation by GreenMan or any other person that the objectives and plans of GreenMan will be achieved.

Environmental Liability

      There are no known material environmental violations or assessments.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  In November 1998, St. Francisville Industrial Park, Inc. commenced an action alleging that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged. St. Francisville Industrial Park was seeking $505,500 for damages to the building and unpaid accelerated rent from the date of the fire through December 31, 1998.

                  In March 2001, GreenMan and St. Francisville Industrial Park, Inc. reached a settlement agreement whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims.

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company conducted a Special Meeting in lieu of an Annual Meeting of Stockholders on March 29, 2001. The matters considered at the meeting were election of five members of the Board of Directors, approve an amendment to the Certificate of Incorporation to change the name to Resource Management Corporation, ratify a proposal to increase the number of shares authorized under the 1993 Stock Option Plan and ratify a proposal for the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending September 30, 2001.

                  The results of each vote was as follows:

                                                              For *      Against     Abstain*
                                                           ----------   ---------   ----------
Vote 1 - Election of  five (5) members of the Board
of Directors ...........................................   12,194,797        --        229,517

Vote 2 - Proposal to amendment to the Certificate
of Incorporation to change the name to Resource
Management Corporation .................................    8,651,560    66,960      3,705,794

Vote 3 - Proposal to ratify an increase to the
number of shares authorized under the 1993 Stock
Option Plan ............................................    1,838,152   561,981         23,181

Vote 4 - Proposal to ratify the selection of Wolf &
Company, P.C. as independent auditors for the
fiscal year ending September 30, 2001 ..................   12,290,255    76,908         57,181

* On April 2, 2001, Ms. Jagruti Oza resigned as a director of GreenMan.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11        -- Statement regarding net loss per share.

                  Exhibit 10.84 -- Loan and Security Agreement dated January 31, 2001 by and among Coast Business Credit, GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc.

                  Exhibit 10.85 -- Secured Promissory Note dated January 31, 2001 in the amount of $2,044,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to Coast Business Credit.

                  Exhibit 10.86 -- Secured Promissory Note dated January 31, 2001 in the amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to Coast Business Credit.

                  Exhibit 10.87 -- Secured Promissory Note dated January 31, 2001 in the amount of $812,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to Coast Business Credit.

                  Exhibit 10.88 -- Secured Promissory Note dated January 31, 2001 in the amount of $1,000,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to Coast Business Credit.

                  Exhibit 10.89 -- Security Agreement-Continuing Guaranty dated January 31, 2001 between GreenMan Technologies Inc. and Coast Business Credit.

                  Exhibit 10.90 -- Loan Agreement dated March 29, 2001 between GreenMan Technologies of Minnesota, Inc. Bremer Business Finance Corporation.

                  Exhibit 10.91 -- Real Estate Term Note dated January 31, 2001 in the amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. in favor of Bremer Business Finance Corporation.

                  Exhibit 10.92 -- Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents executed by GreenMan Technologies of Minnesota, Inc. to Bremer Business Finance Corporation.

      (b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

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

                                               By: GreenMan Technologies, Inc.


                                               /s/ Robert H. Davis
                                               -----------------------
                                                   Robert H. Davis
                                                   Chief Executive Officer


                                               By: GreenMan Technologies, Inc.


                                               /s/ Charles E. Coppa
                                               -----------------------
                                                   Chief Financial Officer