Form 10QSB
period 2001-06-30
GREENMAN TECHNOLOGIES INC
filed 2001-08-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended  June  30, 2001                 Commission File Number 1-13776

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                           71-0724248
          -------------------------------          -------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)


          7 Kimball Lane, Building A, Lynnfield, MA            01940
          -----------------------------------------          ---------
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

                                 Yes [X]  No [_]

                Number of shares outstanding as of August 1, 2001

                 Common Stock, $.01 par value, 13,548,231 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2001

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of  September 30, 2000 and June 30, 2001       3

         Unaudited Condensed Consolidated  Statements of Operations for the three and nine months
         ended June 30, 2000 and June 30, 2001                                                             4

         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine
         months ended June 30, 2001                                                                        5

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June
         30, 2000 and June 30, 2001                                                                      6-7

         Notes to Unaudited Condensed Consolidated Financial Statements                                 8-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         13-16

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                17

Item 2.  Changes in Securities                                                                            17

Item 3.  Defaults Upon Senior Securities                                                                  17

Item 4.  Submission of Matters to a Vote of Security Holders                                              17

Item 5.  Other Information                                                                                17

Item 6.  Exhibits and Reports on Form 8-K                                                                 17

         Signatures                                                                                       18

* The financial information at September 30, 2000 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                    September 30,     June 30,
                                                                                        2000            2001
                                                                                    ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $     52,589    $    391,488
  Accounts receivable, trade, less allowance for doubtful accounts of $70,930
   and $122,311 as of September 30, 2000 and June 30, 2001 ......................      2,200,724       2,450,689
  Equipment held for sale .......................................................        350,000         250,000
  Other current assets ..........................................................        527,412         735,771
                                                                                    ------------    ------------
        Total current assets ....................................................      3,130,725       3,827,948
                                                                                    ------------    ------------

Property and equipment, net .....................................................      6,766,685       8,006,672
                                                                                    ------------    ------------
Other assets:
  Deferred loan costs, net ......................................................         43,251         364,832
  Goodwill, net .................................................................      1,426,602       2,227,666
  Note receivable ...............................................................             --         200,000
  Other .........................................................................        196,876         375,796
                                                                                    ------------    ------------
                                                                                       1,666,729       3,168,294
                                                                                    ------------    ------------

                                                                                    $ 11,564,139    $ 15,002,914
                                                                                    ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ........................................................   $  3,649,901    $  1,161,800
  Accounts payable ..............................................................      1,848,576       2,136,496
  Accrued expenses, other .......................................................      1,168,967       1,154,295
  Obligations under capital leases, current .....................................        180,838         281,794
                                                                                    ------------    ------------
        Total current liabilities ...............................................      6,848,282       4,734,385
  Notes payable, related party ..................................................        375,000         575,000
  Notes payable, non-current portion ............................................      1,825,884       4,839,611
  Obligations under capital leases, non-current portion .........................        519,815       2,372,107
                                                                                    ------------    ------------
        Total liabilities .......................................................      9,568,981      12,521,103
                                                                                    ------------    ------------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized: Class B convertible, liquidation value $10 per share, 320,000 shares issued and
     outstanding at September 30, 2000 and June 30, 2001 ........................      3,200,000       3,200,000

  Common stock, $.01 par value, 20,000,000 shares authorized; 13,348,231 shares
  issued and outstanding at September 30, 2000 and 13,548,231 at June 30, 2001 ..        133,482         135,482
  Additional paid-in capital ....................................................     23,560,072      23,630,072
  Accumulated deficit ...........................................................    (24,843,396)    (24,428,743)
  Notes receivable, common stock ................................................        (55,000)        (55,000)
                                                                                    ------------    ------------
        Total stockholders' equity ..............................................      1,995,158       2,481,811
                                                                                    ------------    ------------
                                                                                    $ 11,564,139    $ 15,002,914
                                                                                    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                               Three Months Ended               Nine Months Ended
                                                              June 30,       June 30,        June 30,        June 30,
                                                               2000            2001            2000            2001
                                                           ------------    ------------    ------------    ------------
Net sales ..............................................   $  4,627,945    $  5,795,436    $ 13,467,014    $ 15,064,177
Cost of sales ..........................................      3,517,221       4,425,226      10,723,928      11,643,167
                                                           ------------    ------------    ------------    ------------
Gross profit ...........................................      1,110,724       1,370,210       2,743,086       3,421,010
                                                           ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ...........................          4,825              --          28,289              --
    Selling, general and administrative ................        798,380         893,226       2,677,217       2,498,534
    Impairment loss ....................................             --              --         326,235              --
                                                           ------------    ------------    ------------    ------------
        Total operating expenses .......................        803,205         893,226       3,031,741       2,498,534
                                                           ------------    ------------    ------------    ------------
Operating profit (loss) ................................        307,519         476,984        (288,655)        922,476
                                                           ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs .......................       (233,331)       (255,915)       (697,981)       (746,400)
    Casualty loss ......................................             --              --              --        (155,000)
    Forgiveness of indebtedness ........................        227,992          24,111         466,325          24,111
    Other, net .........................................        (22,484)        (34,626)         84,203         369,466
                                                           ------------    ------------    ------------    ------------
        Other (expense), net ...........................        (27,823)       (266,430)       (147,453)       (507,823)
                                                           ------------    ------------    ------------    ------------
Income (Loss) from continuing operations ...............        279,696         210,554        (436,108)        414,653
                                                           ------------    ------------    ------------    ------------
Discontinued operations:
    Loss on disposal of discontinued operations ........        (94,469)             --         (94,469)             --
                                                           ------------    ------------    ------------    ------------
                                                                (94,469)             --         (94,469)             --
                                                           ------------    ------------    ------------    ------------
Net income (loss) ......................................   $    185,227    $    210,554    $   (530,577)   $    414,653
                                                           ============    ============    ============    ============

Net income (loss) from continuing operations - basic * .   $       0.03    $       0.02    $      (0.03)   $       0.03
Net loss on disposal of discontinued operations- basic *          (0.01)             --           (0.01)             --
                                                           ------------    ------------    ------------    ------------
Net income (loss) per share - basic ....................   $       0.02    $       0.02    $      (0.04)   $       0.03
                                                           ============    ============    ============    ============


Weighted average shares outstanding ....................     12,196,996      13,515,264      12,001,330      13,403,909
                                                           ============    ============    ============    ============

* per share

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2001

                                                                                                               Notes
                                        Preferred Stock        Common Stock      Additional                  Receivable
                                      -------------------  --------------------    Paid-in     Accumulated     Common
                                      Shares     Amount      Shares     Amount     Capital      Deficit         Stock      Total
                                      -------  ----------  ----------  --------  -----------  ------------   --------    ----------
Balance, September 30, 2000 .......   320,000  $3,200,000  13,348,231  $133,482  $23,560,072  $(24,843,396)  $(55,000)   $1,995,158
Common stock issued for business
  combinations ....................        --          --     200,000     2,000       70,000            --         --       72,000


Net income for the nine months
  ended June 30, 2001 ..............       --          --         --         --           --       414,653         --       414,653
                                      -------  ----------  ----------  --------  -----------  ------------   --------    ----------
Balance, June 30, 2001 ............   320,000   3,200,000  13,548,231  $135,482  $23,630,072  $(24,428,743)  $(55,000)   $2,481,811
                                      =======  ==========  ==========  ========  ===========  ============   ========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                             Nine Months Ended
                                                                                           June 30,       June 30,
                                                                                             2000           2001
                                                                                             ----           ----
Cash flows from operating activities:
    Net income (loss) .................................................................   $  (530,577)   $   414,653
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization .....................................................     1,295,086      1,385,978
    Loss on disposal of property, plant and equipment .................................            --         63,706
      Impairment loss .................................................................       326,235             --
    Loss on disposal of discontinued operations .......................................        94,469             --
    Forgiveness of indebtedness .......................................................      (466,325)       (24,111)
    Decrease (increase) in assets:
        Accounts receivable ...........................................................        94,309        (77,622)
        Other current assets ..........................................................       198,736        (58,359)
    (Decrease) increase in liabilities:
        Accounts payable ..............................................................      (222,642)      (292,958)
        Accrued expenses, other .......................................................      (158,687)      (238,926)
                                                                                          -----------    -----------
           Net cash provided by operating activities ..................................       630,604      1,172,361
                                                                                          -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment ................................................      (623,316)    (1,786,500)
    Proceeds on disposal of property , plant and equipment ............................       820,798      1,400,000
           Net cash acquired in business acquisition ..................................            --         11,272

    (Increase) decrease in other assets ...............................................        67,776       (339,873)
                                                                                          -----------    -----------

         Net cash (used for) provided by investing activities .........................       265,258       (715,101)
                                                                                          -----------    -----------
Cash flows from financing activities:
    Deferred financing costs ..........................................................            --       (396,000)
    Net advances under line of credit .................................................        81,209        177,870
    Net proceeds from notes payable, related party ....................................       370,000        200,000
    Repayment of notes payable, related party .........................................      (300,000)            --

    Proceeds from notes payable .......................................................       588,239      5,859,562

    Repayment of notes payable ........................................................    (1,455,963)    (5,802,057)
    Principal payments on obligations under capital leases ............................      (122,877)      (157,735)
    Net proceeds on the sale of common stock ..........................................       309,680             --
                                                                                          -----------    -----------

      Net cash (used for) by financing activities .....................................      (529,712)      (118,360)
                                                                                          -----------    -----------
Net increase in cash ..................................................................       366,150        338,900

Cash and cash equivalents at beginning of period ......................................         2,233         52,589
                                                                                          -----------    -----------
Cash and cash equivalents at end of period ............................................   $   368,383    $   391,488
                                                                                          ===========    ===========

Supplemental cash flow information:
  Property, plant and equipment acquired under capital leases .........................   $    19,038    $ 2,110,983
  Interest paid .......................................................................       629,016        624,452

Non cash investing and financing activities:
  Common stock issued in connection with acquisition ..................................   $        --    $    72,000

Supplemental Schedule of Non-cash Investing and Financing Activities

As described in Note 5 to the financial statements, on April 1, 2001, Technical Tire Recycling, Inc, a wholly owned subsidiary of GreenMan acquired all of the scrap tire collection and processing operations of Tennessee Tire Recyclers, Inc. as follows:

Fair value of assets acquired                               $ 300,000
Fair value of liabilities assumed                            (915,000)
                                                            ---------
Fair value of net assets (liabilities) acquired              (615,000)
Common stock issued                                           (72,000)
Note payable issued                                          (180,000)

Cash                                                          (75,000)
                                                            ---------
Goodwill                                                    $(942,000)
                                                            =========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

1. Business

      GreenMan Technologies, Inc. ("GreenMan") is engaged in the business of collecting, shredding and marketing scrap tires. GreenMan also provides engineering services to consumers of alternate fuels. The tire recycling operations are located in Jackson, Georgia; Savage, Minnesota; and Nashville, Tennessee.

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

      In March 1999, GreenMan discontinued operations at its wholly owned subsidiary, DuraWear Corporation ("DuraWear") and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. The remainder of the assets were disposed of in June 2000. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

      In April 2001, Technical Tire Recycling, Inc., a newly formed wholly owned subsidiary of GreenMan, acquired all of the net operating assets of Tennessee Tire Recyclers, Inc. Technical Tire Recycling, Inc., is a Tennessee based provider of engineering services to consumers of alternative fuels in addition to providing whole tires to be used as an alternative fuel to several of the largest cement companies in North America. Technical Tire Recycling provides scrap tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

2. Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, GreenMan Technologies of Louisiana, GreenMan Technologies of South Carolina, and Technical Tire Recycling. All significant intercompany accounts and transactions are eliminated in consolidation.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

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

4. Discontinued Operations

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. As a result, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment loss $154,235 at March 31, 2000. In addition, management determined that, based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated market value and, accordingly, recorded an additional impairment loss of $172,000 at March 31, 2000. Equipment held for sale aggregating $50,000 is included in current assets at June 30, 2001.

5. Acquisition of Subsidaries

      Effective April 1, 2001, Technical Tire Recycling, Inc., a newly formed wholly-owned subsidiary of GreenMan acquired the operations of Tennessee Tire Recyclers, Inc. for approximately $942,000, in the form of:

      o     $75,000 in cash;

      o a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months

      o 200,000 shares of GreenMan common stock (valued at $72,000 and subject to a two year lock-up agreement); and

      o     the assumption of approximately $615,000 of net liabilities.

      Technical Tire Recycling is a Tennessee based provider of engineering services to consumers of alternative fuels in addition to providing whole tires to be used as an alternative fuel to several of the largest cement companies in North America. Technical Tire Recycling provides scrap tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

6. Insurance Claim Receivable and Additional Casualty Loss

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by fire, and necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 or a portion thereof, would be paid if GreenMan could demonstrate to the insurance company's satisfaction that GreenMan purchased alternative tire recycling equipment that satisfied the replacement requirements of the insurance policy.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

6. Insurance Claim Receivable and Additional Casualty Loss - (Continued)

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

      Also in March 2001, management decided that in lieu of incurring the potential costs associated with protracted litigation of this matter, a settlement agreement was reached whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims. GreenMan's insurance company contributed $45,000 towards the settlement and as a result, GreenMan recorded an additional casualty loss of $155,000 at March 31, 2001.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                September 30,     June 30,     Estimated
                                                    2000            2001       Useful Lives
                                                -------------   -----------    ------------
Land .....................................      $   655,377     $   336,364
Buildings ................................        1,680,077       2,418,229    10-20 years
Machinery and equipment ..................        4,100,115       5,328,172     5-10 years
Furniture and fixtures ...................          100,237         107,906      3-5 years
Motor vehicles ...........................        3,252,795       3,669,040     3-10 years
                                                -----------     -----------

                                                  9,788,601      11,859,711
  Less accumulated depreciation
    And amortization                             (3,021,916)     (3,853,039)
                                                -----------     -----------
  Property, plant and equipment, net            $ 6,766,685     $ 8,006,672
                                                ===========     ===========

On April 2, 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on disposal of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable that bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia portion of the Coast bridge loan of $812,500, including interest. Simultaneous with the sale, GreenMan Technologies of Georgia, executed a 20-year lease with the same third party that provides for a monthly rental of $17,642. The lease can be renewed for four additional 5-year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. The lease has been classified as a capital lease with a value of $1,889,232.

8. Bank Credit Facility/Notes Payable

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7.0 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consists of: (i) $2,044,000 of five-year term notes secured by the machinery and equipment of the two entities, payable in monthly principal installments of $34,067 plus interest at prime plus 2.5% (9.5% at June 30, 2001); (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001 plus interest at prime plus 2.5% (9.5% at June 30, 2001); (iii) a $1,000,000

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2001

8. Bank Credit Facility/Notes Payable - (Continued)

machinery and equipment acquisition line of credit to be advanced in the form of five-year term notes secured by the acquired machinery and equipment, payable in monthly principal installments to be determined plus interest at prime plus 2.5% (9.5% at June 30, 2001 ) and; (iv) a working capital line of credit of up to $2,321,000 secured by the eligible accounts receivable, as defined. The line of credit bears interest at prime plus 2.0% (9% at June 30, 2001). As of June 30, 2001, there was $177,870 outstanding under the line of credit and $572,792 outstanding under the equipment acquisition line of credit.

      The obligations under the Credit Facility are guaranteed by GreenMan and contain certain minimum reporting requirements and certain restrictions on intercompany cash transactions. GreenMan is in compliance with all requirements at June 30, 2001.

      GreenMan used the proceeds from the Credit Facility to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility. GreenMan also incurred approximately $346,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, payable in monthly installments of $10,649 including interest at prime plus 2.75% (9.75% at June 30,2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota also incurred $50,000 of deferred loan costs associated with the transaction. These deferred charges are being amortized over the life of the term note.

9. Notes Payable - Related Party

Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of June 30, 2001, the Company had issued $375,000 of convertible notes to a director of the Company and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The director has been granted piggyback registration rights to register the common stock. In September 2000 and again in June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. All deferred charges have been amortized as of June 30, 2001.

Note Payable-Related Party

      In November 2000, GreenMan borrowed $200,000 from the same director who holds the convertible notes. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity.

10 Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

11. Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Inangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other inangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a busines combination and the accounting for goodwill and other intangible assets subsequent to an acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS Nos. 141 and 142 on January 1, 2002. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet and management is in the process of evaluating the impact of adopting these standards.

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

Results of Operations

      Three Months ended June 30, 2001 Compared to the Three Months ended June 30, 2000

      Net sales for the three months ended June 30, 2001 were $5,795,436, an increase of 25%, as compared to net sales of $4,627,945 for the three months ended June 30, 2000. GreenMan processed 6 million passenger tire equivalents during the quarter ended June 30, 2001 as compared to 4.4 million passenger tire equivalents during the quarter ended June 30, 2000. The increase is attributable to a 36% increase in overall tire volume which includes the recently acquired Tennessee Tire Recyclers, Inc. as of April 1, 2001.

      The gross margin for the three months ended June 30, 2001 remained constant at 24% of net sales. The Georgia operation's gross margin improved for the three months ended June 30, 2001 as compared to the same period in 2000, due to a 30% increase in volume and substantially decreased operating costs.

      There were no research and development costs for the quarter ended June 30, 2001 because the efforts to evaluate processes and equipment related to the waste wire separation project were concluded. The evaluation process was concluded during fiscal year 2000 and the project was implemented during the second and third quarters of fiscal year 2001. Final testing of the process and the installed equipment was concluded during May 2001.

      Selling, general and administrative expenses for the three months ended June 30, 2001 were $893,226 (including $129,075 of TTRI expenses), or 15% of net sales as compared to $798,380 or 17% of net sales for the three months ended June 30, 2000.

      GreenMan reported an operating profit of $476,984 for the quarter ended June 30, 2001 compared to $307,519 for the quarter ended June 30, 2000.

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

      GreenMan had a net income of $210,554 or $0.02 per share for the three months ended June 30, 2001 as compared to a net income of $185,227 or $0.02 per share for the three months ended June 30, 2000.

Nine Months ended June 30, 2001 Compared to the Nine Months ended June 30, 2000

      Net sales for the nine months ended June 30, 2001 were $15,064,177, an increase of 12%, as compared to net sales of $13,467,014 for the nine months ended June 30, 2000. GreenMan processed 15.4 million passenger tire equivalents during the nine months ended June 30, 2001 as compared to 13.5 million passenger tire equivalents during the nine months ended June 30, 2000. The results include the recently acquired Tennessee Tire Recyclers, Inc. as of April 1, 2001.

      Gross margin for the nine months ended June 30, 2001 was $3,421,010 or 23% of net sales as compared to $2,743,086 or 20% of net sales for the six months ended June 30, 2000. The increase is primarily attributable to the improved gross margin at the Georgia operation, which is a result of a 12% increase in volume and substantially reduced operating costs. In February 2000 management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses. The consolidation was concluded during March 2000 and after the initial transition costs has had a positive impact on the overall performance of GreenMan's southeastern U.S. operations.

      Selling, general and administrative expenses were $2,498,534 for the nine months ended June 30, 2001 or 17% of sales as compared to $2,677,217 or 20% of sales, exclusive of the impairment losses, for the nine months ended June 30, 2000.

      GreenMan recorded $437,525 of other income on an insurance settlement and a casualty loss of $155,000 during the nine months ended June 30, 2001 associated with a litigation settlement both related to the August 1998 fire at GreenMan Technologies of Louisiana.

      The Company generated net income of $414,653, or $0.03 per share for the nine months ended June 30, 2001 as compared to a net loss of $530,577 or ($0.04) per share for the nine months ended June 30, 2000.

Liquidity and Capital Resources

      Since its inception, GreenMan has satisfied its capital requirements through the sale of common stock, preferred stock, debt securities to investors, loans from affiliated and unaffiliated lenders, the acquisition of property and equipment through capital leases and notes payable, and the issuance of common stock and common stock options and warrants in lieu of cash for services rendered.

      GreenMan has incurred losses since its inception aggregating $24,428,743 and has a working capital deficiency of $906,437 at June 30, 2001. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods that have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to achieve sustained profitability and raise additional financing to fund continued growth.

      In order to ensure the future viability of GreenMan, management has implemented the following actions:

1. Bank Refinancing/Alternative Financing

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7.0 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consisted of: (i) $2,044,000 of five year term notes secured by the machinery and equipment of the two entities; (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001; (iii) a $1,000,000 machinery and equipment acquisition line of credit; and (iv) a working capital line of credit of up to $2,321,000 secured by the eligible accounts receivable, as defined. As of June 30, 2001 $177,870 was outstanding under the line of credit and $572,742 outstanding under the equipment acquisition line of credit.

      GreenMan used the proceeds from the Credit Facility, to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, payable in monthly installments of $10,649 including interest at prime plus 2.75% (9.75% at June 30, 2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota also incurred $50,000 of deferred loan costs associated with the transaction. These deferred charges are being amortized over the life of the term notes.

      On April 2, 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on disposal of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable which bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia portion of the Coast bridge loan of $812,500, including interest. Simultaneous with the sale, GreenMan Tehcnologies executed a 20 year lease with the same third party that provides for a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

2. Operating Performance Enhancements

      In November 2000, GreenMan implemented a head count reduction that is anticipated to reduce operating expenses by approximately $600,000 on an annualized basis, commencing January 2001. The reductions were made in order to improve the efficiency of the operations and are not anticipated to impede our immediate efforts to achieve sustained profitability.

      One million dollars ($1,000,000) of GreenMan's new Coast credit facility has been earmarked for implementing the first waste wire processing equipment line at GreenMan's Georgia location. As of June 30, 2001, GreenMan Technologies of Georgia has installed and is completing testing of all required components of the waste wire separation project. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as processing residual. Management believes this equipment will recycle the processing residual into saleable components of rubber and steel and provide not only new sources of revenue but will also reduce residual disposal costs. Managment anticipates full production to commence during the last quarter of fiscal 2001. Currently, GreenMan has committed approximately $1,000,000 to this project and does not anticipate that it will be required to incur significant additional amounts over the $1,000,000 to commence operations.

      We had identified several large customers that agreed to pay a premium for smaller material than we normally produced, and made several operational changes to produce a sufficient quantity of such material until such time as the waste wire separation project was complete. The system has been implemented, and will significantly increase the amount of smaller material generated.

3. Insurance Settlement

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 or a portion thereof, would be paid if GreenMan could demonstrate, to the insurance company's satisfaction, that GreenMan purchased alternative tire recycling equipment that satifies the replacement requirements of the insurance policy.

In March 2001, an agreement was reached whereby the insurance company agreed to make a final payment of $437,525 based on GreenMan's anticipated $1,000,000 investment in the waste wire processing equipment line to be located at GreenMan's Georgia location. This amount is included in other income for the quarter ended March 31, 2001 and was received in April 2001.

4. Acquisition of Tennessee Tire Recyclers, Inc.

      Effective on April 1, 2001, Technical Tire Recycling, Inc., a newly formed wholly-owned subsidiary of GreenMan acquired the net operations of Tennessee Tire Recyclers, Inc. for approximately $942,000, in the form of:

      o     $75,000 in cash;

      o a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months

      o 200,000 shares of GreenMan common stock (valued at $72,000 and subject to a two year lock-up agreement); and

      o     the assumption of approximately $615,000 of net liabilities.

      Technical Tire Recycling is a Tennessee based provider of engineering services to consumers of alternative fuels in addition to providing whole tires to be used as an alternative fuel to several of the largest cement companies in North America. Technical Tire Recycling provides scrap tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

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

Factors Affecting Future Results

There are several factors which may effect the future operating results of GreenMan, including:

o the ability to successfully operate the Georgia based waste wire processing equipment and realize the anticipated cost reductions and revenue enhancements;

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
                None

Item 2.         Changes in Securities
                On April 16, 2001, the Company issued 200,000 shares of its common stock to Tennessee Tire Recyclers, Inc. ("TTRI"), in partial consideration of the acquisition by the Company of the net operating assets of TTRI. The Company valued such shares, which TTRI agreed not to resell for a period of two years, at $72,000. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.         Defaults Upon Senior Securities
                None

Item 4.         Submission of Matters to a Vote of Security Holders
                None

Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits
                Exhibit 10.93 - Purchase and Sale Agreement By and Between GreenMan Technologies of Georgia, Inc. and WTN Realty Trust dated April 2, 2001
                Exhibit 10.94 - Lease Agreement By and Between WTN Realty Trust and GreenMan Technologies of Georgia, Inc. dated April 2, 2001
                Exhibit 10.95 - $200,000 Promissory Note by WTN Realty Trust to GreenMan Technologies of Georgia, Inc. dated April 2, 2001
                Exhibit 10.96 - Purchase and Sale Agreement By and Between Technical Tire Recycling, Inc. and Tennessee Tire Recyclers, Inc. dated April 16, 2001
                Exhibit 10.97 - $180,000 Promissory Note by Technical Tire Recycling, Inc. to Tennessee Tire Recyclers, Inc. dated April 16, 2001
                Exhibit 10.98 - Corporate Guarantee by GreenMan Technologies, Inc. of $180,000 note to Tennessee Tire Recyclers, Inc. dated April 16, 2001
                Exhibit 11        - Statement regarding net loss per share.

         (b)    Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

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