Form 10KSB
period 2001-09-30
GREENMAN TECHNOLOGIES INC
filed 2001-12-19
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2001

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number    1-13776
                          -------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             71-0724248
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           7 Kimball Lane, Building A, Lynnfield, MA       01940
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code   (781) 224-2411
                                                ----------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended September 30, 2001 were $21,753,070.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 7, 2001 was $11,931,510.

As of December 7, 2001, 13,648,231 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)      Yes |_|  No |X|

                                     PART 1

Item 1. Description of Business

General

     GreenMan Technologies, Inc. ("GreenMan") was organized in 1992 and is engaged in the business of collecting, processing and marketing scrap tires in whole or shredded form. The shredding operations are located in Jackson, Georgia and Savage, Minnesota. GreenMan also provides tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

History

     In June 1997, GreenMan acquired from Browning-Ferris Industries, Inc., all of the capital stock of two subsidiaries engaged in the scrap tire collection and processing business: BFI Tire Recyclers of Minnesota, Inc. and BFI Tire Recyclers of Georgia, Inc. As a result of the acquisitions, the two companies became wholly-owned subsidiaries of GreenMan and were renamed GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc., respectively.

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

     On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia's existing operations during the year ended September 30, 1999. The South Carolina operation was incorporated as GreenMan Technologies of South Carolina, Inc. In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

      In March 1999, GreenMan discontinued operations at its wholly owned subsidiary, DuraWear Corporation ("DuraWear") and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. The remainder of the assets were disposed of in June 2000. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

      In April 2001, Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly-owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company which procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. TTRI provides scrap tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

      In October 2001, all Georgia and Tennessee based tire collection and disposal operations of Technical Tire Recycling were consolidated into GreenMan Technologies of Georgia in order to maximize logistical and managerial resources of GreenMan's Southeastern U.S. operations.

      At GreenMan's Annual Meeting of Stockholders held on March 29, 2001, GreenMan's stockholders authorized the Board of Directors to change the company's name to Resource Management Corporation at such time as the Board of Directors elects to do so. When the change was proposed the intention was to distinguish the GreenMan of today from the GreenMan of yesterday. Management has determined that GreenMan's current performance has clearly accomplished that objective and, after much discussion, GreenMan's Board of Directors has decided to defer implementation of the approved name change until some future period, if at all.

Products and Services

     GreenMan's shredding operations located in Minnesota and Georgia are paid a fee to collect, transport, process and dispose of scrap tires (i.e. processing revenue) into two inch or smaller rubber chips which are then sold (i.e. product revenue) for three applications: (1) as tire derived fuel to cement kilns, pulp and paper producers and electric utilities; (2) utilization in civil engineering projects such as landfill construction or road stabilization projects or (3) as feedstock for rubber product manufacturing. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip".

The recycling process recovers about 65% of the incoming tire processed with the balance historically disposed of as processing residual. GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel that not only provides new sources of revenue but also reduces residual disposal costs. GreenMan collects tires from three sources:

     o    local, regional and national tire stores;

     o    scrap from tire manufacturing plants; and

     o unwanted tire piles that have become abatement sites which governmental entities intervene to clean up.

     TTRI is paid a fee: (1) to transport and dispose of whole tires from various county sponsored collection points in Tennessee and (2) by existing tire collectors to dispose of whole tires in states where TTRI has disposal contracts with cement kilns. TTRI pays the cement kilns a fee to accept the whole tires which are used by them as an alternative fuel source to coal.

Manufacturing/Processing

     Collectively, GreenMan's two tire shredding operations currently have the capacity to process up to 26 million passenger tire equivalents annually. GreenMan's operations collected approximately 21 million passenger tire equivalents in the year ended September 30, 2001 and approximately 18 million passenger tire equivalents during the year ended September 30, 2000. The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole-size to two-inch and smaller chips. Bead-steel is removed magnetically yielding a "95% wire-free chip". The recycling process recovers about 65% of the incoming tire with the balance historically disposed of as waste wire processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel that not only provides new sources of revenue but also reduces residual disposal costs. The equipment was installed and tested during the last half of fiscal 2001 and commenced commercial operation in October 2001. GreenMan's Minnesota facility is in the process of evaluating whether market conditions warrant the implementation of similar equipment to process and recycle their waste wire residual.

Raw Materials

     GreenMan believes it will have access to a supply of tires sufficient to meet its requirements for tire-derived fuel, civil engineering and feedstock markets for the foreseeable future. The tire recycling operations collectively own and operate key pieces of heavy equipment to provide services to governmental agencies seeking contractors to clean up tire piles. Specialized equipment for unique contracts is rented on an as-needed basis. According to the Scrap Tire Management Council, in 2000, about 280 million passenger tire equivalents (approximately one per person per year) were discarded annually in the United States in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in landfills and illegal tire piles. The Scrap Tire Management Council estimates that a total of approximately 180 million passenger tire equivalents are currently recycled with approximately 115 million burned as tire derived fuel, 25 million used in civil engineering applications and 40 million used in various other applications such as crumb rubber production, retreading and export. Thus, approximately 100 million passenger tire equivalents are now added annually to landfills. Accordingly, there is a more than ample supply of non-recycled tires to meet GreenMan's growth plan and to utilize the collective processing capacities.

Product Development

     There were no research and development costs for the year ended September 30, 2001 because the efforts to evaluate processes and equipment related to GreenMan's waste wire processing residual project were concluded. The evaluation process was concluded during fiscal year 2000 and the referenced project was implemented during the second half of fiscal year 2001. Research and development expenses for the year ended September 30, 2000 were $32,639.

Customers

     During the fiscal year ended September 30, 2001, one customer accounted for approximately 15% of GreenMan's consolidated net sales. There were no customers that accounted for 10% or more of consolidated net sales during the fiscal year ended September 30, 2000. The tire recycling operations have a diversified collection and product sales program that minimizes their vulnerability to the loss of any one customer. The diverse base of customers includes Goodyear, Bridgestone/Firestone, Cooper, Continental, Michelin, many local and regional tire outlets and state and local governments.

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

Sales and Marketing

     GreenMan utilizes in-house sales staff for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates sales/marketing efforts on highly focused initiatives. Sales/marketing personnel have extensive experience in the tire industry and in industries where processed materials are consumed.

Competition

     GreenMan has positioned itself as a leader in tire recycling operations and estimates that its current operations collect approximately 8% of tires currently generated domestically, making it one of the largest tire recyclers in the United States.

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

Government Regulation

     GreenMan's tire recycling and manufacturing activities are subject to extensive and rigorous government regulation designed to protect the environment. Management does not believe that GreenMan's activities result in the emission of air pollutants, the disposal of combustion residues, or the storage of hazardous substances. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent GreenMan from obtaining, or affect the timing of, regulatory approvals. GreenMan uses its best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

     None of the equipment or machinery that GreenMan currently uses or intends to use in its current or proposed manufacturing activities is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market.

     GreenMan has used the name "GreenMan" in interstate commerce since inception and asserts a common law right in and to such names. A trademark search was conducted prior to GreenMan's initial public offering for the name "GreenMan" which found that there were no significantly similar names currently being used in GreenMan's current and intended industries. GreenMan may file an application with the U.S. Department of Commerce, Patent and Trademark Office to register its name and enhance trademark rights. There can be no assurance, however, that such a trademark application will be approved.

Employees

     As of September 30, 2001, GreenMan had 98 full time employees. Neither GreenMan nor its subsidiaries are a party to any collective bargaining agreements, and each considers the relationship with their employees to be satisfactory.

Item 2. Description of Properties

     GreenMan Technologies of Minnesota owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of industrial zoned land.

     In April 2001, GreenMan Technologies of Georgia sold all of its land and buildings located in Jackson, Georgia to a third party. Simultaneous with the sale, GreenMan Technologies of Georgia executed a 20 year lease with the same third party for use of its former land and buildings at a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

     GreenMan leases approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $4,601 under a five-year lease that expires in June 2003.

     TTRI leases approximately 750 square feet of office space in Springfield, Tennessee at a monthly rental of $870 under a two-year lease that expires in April 2003. The lease may be extended for one additional year.

     Management believes these facilities are adequate for its current needs and have adequate space to accommodate expansion if required to meet ongoing growth.

Item 3. Legal Proceedings

     In November 1998, St. Francisville Industrial Park, Inc. commenced an action in the Twentieth Judicial District Court, Parish of West Feliciana, State of Louisiana. The claim alleged that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana, Inc., as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged. St. Francisville Industrial Park sought $505,500 for damages to the building and for unpaid accelerated rent from the date of the fire through December 31, 1998.

     In March 2001, in lieu of incurring the potential costs associated with protracted litigation of this matter, management reached a settlement agreement whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims. GreenMan's insurance company contributed $45,000 towards the settlement and as a result, GreenMan recorded an additional casualty loss of $155,000 during the year ended September 30, 2001.

     In October 2001, GreenMan commenced an action in the Supreme Court of the State of New York, County of Albany, against Acorn Processing, Inc. and TransWorld Equipment Sales, Inc. GreenMan is seeking the return of certain cryogenic equipment entrusted to TransWorld Equipment Sales as a sales agent and currently in the possession of Acorn Processing or a payment of $550,000 representing the value of the equipment. In November 2001, Acorn Processing filed several counterclaims against GreenMan and TransWorld, alleging certain misrepresentations and breaches of warranty in connection with the cryogenic equipment. Acorn Processing seeks damages of $250,000. In December, 2001, TransWorld caused the litigation to be removed to the United States District Court for the Northern District of New York and has filed a motion to dismiss the action. GreenMan believes that it has meritorious defenses to the counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     On July 7, 1999, GreenMan was notified that as a result of noncompliance with the $1.00 minimum bid requirement and the violation of marketplace rules regarding shareholder approval, GreenMan's securities would no longer be listed on Nasdaq's Small Cap Market effective July 7, 1999. Effective July 8, 1999, the common stock and Class A common stock purchase warrants began trading on the Over the Counter Bulletin Board under the symbols "GMTI" and "GMTIW", respectively. The common stock and warrants continued to trade on the Boston Stock Exchange under the symbols "GMY" and "GMYW", respectively. Management believes the absence of listing on Nasdaq's Small Cap Market for the common stock has had and may continue to have a material adverse effect on the market for, and potentially the market price of the common stock.

     On September 29, 2000, GreenMan's Class A common stock purchase warrants expired unexercised and are no longer listed on the Over the Counter Bulletin Board or Boston Stock Exchange.

     The following table sets forth the high and low bid quotations for the common stock for the periods indicated as quoted on the Over the Counter Bulletin Board effective July 8, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       Common Stock
                                     ----------------
                                      High       Low
                                     -----      -----
Fiscal 2000
Quarter Ended December 31, 1999      $0.47      $0.19
Quarter Ended March 31, 2000          0.88       0.31
Quarter Ended  June 30, 2000          0.59       0.34
Quarter Ended September 30, 2000      0.53       0.28

Fiscal 2001
Quarter Ended December 31, 2000      $0.53      $0.25
Quarter Ended March 31, 2001          0.52       0.30
Quarter Ended  June 30, 2001          0.54       0.34
Quarter Ended September 30, 2001      0.85       0.38

     On December 7, 2001, the closing bid price of the common stock was $1.25.

     As of December 7, 2001, management estimates the approximate number of stockholders of record of GreenMan's common stock was 2,200.

     GreenMan has not paid any cash dividends on its common stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

     There are currently 13 registered market makers of GreenMan's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended September 30, 2001 Compared to year ended September 30, 2000

     Net sales for the year ended September 30, 2001 increased $3,701,339 or 21% to $21,753,070 as compared to $18,051,731 for the year ended September 30, 2000. GreenMan collected approximately 21 million passenger tire equivalents during the year ended September 30, 2001 as compared to approximately 18 million passenger tire equivalents during the year ended September 30, 2000. The improvement in overall volume and revenue is attributable to increased abatement work (contracts awarded to GreenMan in situations where governmental entities intervene to cleanup abandoned tire piles) at our Minnesota operations, the inclusion of the TTRI 's operations which were acquired in April 2001 and an increase in our overall quality of revenue (revenue per passenger tire equivalent).

     Gross profit for the year ended September 30, 2001 was $4,992,452 or 23% of net sales as compared to $3,717,676 or 21% of net sales for the year ended September 30, 2000. The increase is primarily attributable to improved performance at our Georgia operation, which is a result of an increase in volume and substantially reduced operating costs. In February 2000, management decided to consolidate the operations of GreenMan of South Carolina into GreenMan of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued South Carolina operating losses. The consolidation was concluded during March 2000 and has had a positive impact on the overall performance of GreenMan's southeastern U.S. operations.

     There were no research and development costs for the year ended September 30, 2001 because the efforts to evaluate processes and equipment related to GreenMan's waste wire processing residual project were concluded. The evaluation process was concluded during fiscal year 2000 and the project was implemented during the second half of fiscal year 2001. Research and development expenses for the year ended September 30, 2000 were $32,639.

     Selling, general and administrative expenses were $3,503,865 or 16% of net sales for the year ended September 30, 2001, as compared to $3,528,099 or 20% of net sales for the year ended September 30, 2000. The reduction is due to a focused effort to reduce corporate expenses and operating overhead expenses at our southeastern U.S. operations during fiscal 2001.

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

     GreenMan's operating income increased by approximately $1,657,884 to $1,488,587 for the year ended September 30, 2001 as compared to an operating loss of $169,297 for the year ended September 30, 2000. The operating loss for the year ended September 30, 2000 includes $510,623 of cumulative losses associated with GreenMan's closed South Carolina operations and a $326,235 non-cash impairment loss.

     Interest and financing costs for the year ended September 30, 2001 decreased 6% to $1,002,758 as compared to $1,070,531 for the year ended September 30, 2000 which included approximately $150,000 associated with GreenMan's effort to refinance its credit facility during fiscal 2000.

     GreenMan recorded $556,356 and $172,776 of income from forgiveness of indebtedness during the years ended September 30, 2000 and 2001, respectively, as a result of renegotiating and settling certain outstanding obligations due to various unrelated, unsecured vendors and creditors who agreed to forgive past due amounts due in return for an immediate payment of less than 100%. GreenMan also recorded $437,525 of other income on an insurance settlement and a casualty loss of $155,000 during the year ended September 30, 2001 associated with a litigation settlement, both which were related to the August 1998 fire at GreenMan Technologies of Louisiana. During the year ended September 30, 2000, GreenMan recorded an additional $94,469 loss on disposal of discontinued operations associated with the final disposition of the DuraWear real estate.

     GreenMan had net income of $803,227 or $0.06 per share for the year ended September 30, 2001 as compared to a net loss of $829,530 or $0.07 per share for the year ended September 30, 2000.

Liquidity and Capital Resources

     Since its inception GreenMan has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors; loans from affiliated and unaffiliated lenders; the acquisition of machinery and equipment through capital leases and notes payable; and the issuance of common stock and common stock options and warrants in lieu of cash for services rendered.

     GreenMan has incurred losses since its inception aggregating $24,040,157 and has a working capital deficiency of $371,937 at September 30, 2001. From 1998 to 2000, GreenMan divested and/or closed under-performing non-core operations and eliminated the use of non-conventional financing methods which collectively have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to maintain profitable status and to raise additional financing.

     In order to better position GreenMan for the future, management has implemented the following actions:

Bank Refinancing/Alternative Financing

     On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7.0 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consisted of:

     (i) $2,044,000 of five year term notes secured by the machinery and equipment of the two entities, payable in monthly principal installments of $34,067 plus interest at prime plus 2.5% (8.5% at September 30, 2001);

     (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001 plus interest at prime plus 2.5% (8.5% at September 30, 2001);

     (iii) $1,000,000 machinery and equipment acquisition line of credit to be advanced in the form of five year term notes secured by the acquired machinery and equipment, payable in monthly principal installments to be determined plus interest at prime plus 2.5% (8.5% at September 30, 2001); and

     (iv) a working capital line of credit of up to $2,321,000 secured by eligible accounts receivable, as defined. The line of credit bears interest at prime plus 2.0% (8.0% at September 30, 2001).

     GreenMan used the proceeds from the Credit Facility to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility.

     On March 29, 2001, GreenMan Technologies of Minnesota executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, payable in monthly installments of $10,649 including interest at prime plus 2.75% (8.75% at September 30, 2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest.

     On April 2, 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable which bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia portion of the Coast bridge load of $812,500, including interest. Simultaneous with the sale, GreenMan Technologies of Georgia executed a 20 year lease with the same third party that provides for a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

Operating Performance Enhancements

      In November 2000, GreenMan implemented a cost reduction program that was designed to reduce operating expenses by approximately $600,000 on an annualized basis, commencing January 2001. The reductions were made in order to improve the efficiency of the operations and are not anticipated to impede our immediate efforts to achieve sustained profitability.

     One million dollars ($1,000,000) of GreenMan's new Credit Facility was earmarked for implementing the first waste wire processing equipment line at GreenMan's Georgia location. GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as waste wire processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel and provide not only new sources of revenue but will also reduce residual disposal costs. The equipment was installed and tested during the last half of fiscal 2001 and commenced commercial operation in October 2001. GreenMan's Minnesota facility currently disposes of its processing residue in landfills and is in the process of evaluating whether market conditions warrant the implementation of similar equipment to recycle their waste wire processing residual.

Other Matters That Have Impacted GreenMan's Liquidity are as Follows:

Insurance Settlement

     In August 1998, GreenMan Technologies of Louisiana's facility was damaged by a fire which necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 toward the insured loss. The remaining $950,000 or a portion thereof, would be paid if GreenMan could demonstrate, to the insurance company's satisfaction, that GreenMan purchased alternative tire recycling equipment that satisfies the replacement requirements of the insurance policy.

     In March 2001, an agreement was reached whereby the insurance company agreed to make a final payment of $437,525 based on GreenMan's anticipated $1,000,000 investment in the waste wire processing equipment line at GreenMan's Georgia location. This settlement amount is included in other income for the year ended September 30, 2001.

Acquisition of Tennessee Tire Recyclers, Inc.

     Effective April 1, 2001, Technical Tire Recycling, Inc., a newly formed wholly-owned subsidiary of GreenMan acquired the net operations of Tennessee Tire Recyclers, Inc. for approximately $942,000, in the form of:

     o    $75,000 in cash;

     o a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months;

     o 200,000 shares of GreenMan common stock (valued at $72,000 and subject to a two year lock-up agreement); and

     o    the assumption of approximately $615,000 of net liabilities.

Convertible Notes Payable-Related Party

     In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of September 30, 2001, the Company had issued $375,000 of convertible notes to a director of the Company and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable were due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The director has been granted piggyback registration rights to register the common stock. In September 2000 and again in June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In connection with the June 2001 extension, GreenMan agreed to reduce the conversion price to $.75 per share.

Note Payable-Related Party

     In November 2000, GreenMan borrowed $200,000 from the same director who holds the convertible notes. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due in November 2001.

In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity.

Private Offering of Common Stock

     In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. The offering was subsequently increased to $1,000,000 in March 1999. During the year ended September 30, 2000, GreenMan sold 1,585,632 shares of common stock for net proceeds of $437,899. As of September 30, 2000, 3,124,245 shares of unregistered common stock have been sold to investors including officers and directors for $1,000,000 of gross proceeds. In January 1999, GreenMan advanced $55,000 in aggregate, to two officers under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

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

Factors Affecting Future Results

There are several factors which may effect the future operating results of GreenMan, including:

o the ability to successfully realize the anticipated cost reductions and revenue enhancements associated with GreenMan's waste wire processing project;

o the dilutive impact of the potential March 2002 conversion of the Class B convertible preferred stock currently held by Republic Services of Georgia, Limited Partnership if management is unable to renegotiate the repurchase of all preferred shares pursuant to a September 2000 agreement;

o a significant part of GreenMan business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

     o the ability to integrate future acquisition without significant disruption of the Company's ongoing business;

     o    distraction of management from on-going company's business;

     o    overpaying for the entity or assets acquired; and

     o the dilutive impact to existing shareholder's stock positions and earnings per share common stock from the potential issuance of common stock or rights to purchase common stock used in future acquisitions.

o    general economic conditions.

     GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will be able to obtain such financing on acceptable terms.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan will adopt SFAS No. 142 effective October 1, 2001, which will require GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. Management has reviewed the provisions of these statements but has not yet determined whether a goodwill impairment will result upon adoption. As of September 30, 2001, GreenMan has net unamortized goodwill of $2,172,198 and annual goodwill amortization expense of $196,404 and $370,115 for the years ended September 30, 2001 and 2000, respectively.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Also in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of these statements will have on our financial position and results of operations, if any.

Item 7. Financial Statements

     For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-20 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers and Key Employees

The directors and executive officers of GreenMan are as follows:

                     Name                    Age           Position
                     ----                    ---           --------
      Maurice E. Needham ...............      61   Chairman of the Board of
                                                   Directors

      Robert H. Davis ..................      59   Chief Executive Officer;
                                                   President; Director

      Charles E. Coppa .................      38   Chief Financial Officer;
                                                   Treasurer; Secretary

      Mark Maust .......................      43   Vice President of Operations

      Lew F. Boyd ......................      56   Director

      Dr. Allen Kahn....................      80   Director

     Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. Each outside director receives a $2,500 per board meeting fee. Each outside director also participates in the Non-Employee Director Stock Option Plan.

     GreenMan has established an Audit Committee consisting of Mr. Boyd and Dr. Kahn and a Compensation Committee consisting of Messrs. Needham and Boyd.

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

     ROBERT H. DAVIS has been Chief Executive Officer and a Director since July 1997. Prior to joining GreenMan, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc. Mr. Davis currently serves as a director of Waste Connections, Inc., a publicly traded waste hauling and disposal company.

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

     ALLEN KAHN, M.D. operates a private medical practice in Chicago, Illinois, which he founded in 1953. Dr. Kahn has been actively involved as an investor in "concept companies" since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical

Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.). Dr. Kahn currently serves as a director of InfraCor, Inc., a technology-based construction firm focusing on the installation and rehabilitation of subsurface pipelines using trenchless technologies.

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

Item 10. Executive Compensation

     The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2001 and 2000, to the Chief Executive Officer, the Vice President of Operations and the Chief Financial Officer. GreenMan did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.
                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation         Long-Term
                                                   -------------------        Compensation
                                                                    (1)        Securities       (3)
          Name and                                              Other Annual   Underlying    All Other
     Principal Position       Fiscal Year   Salary     Bonus    Compensation   Options (2)  Compensation
     ------------------       -----------  --------   -------   ------------  ------------  ------------
Robert H. Davis ...........   2001         $230,000   $44,000      $15,586      $ 25,000       $5,813
Chief Executive Officer ...   2000 (4)      230,000        --       14,292       125,000           --

Mark Maust ................   2001         $140,000   $70,000      $17,074        25,000       $5,813
Vice President ............   2000 (5)      132,500    53,333       18,664       200,000           --

Charles E. Coppa ..........   2001         $130,000   $20,000      $ 7,200        50,000       $5,813
Chief Financial Officer ...   2000 (6)      125,000        --        7,200       100,000           --

----------
(1) Represents payments made to or on behalf of Messrs. Davis, Maust and Coppa for health insurance and auto allowances.
(2) The fiscal 2001 grants represent options granted in January 2001 to Mr. Davis, Mr. Maust and Mr. Coppa. The fiscal 2000 grants represent options granted in February 2000 for Mr. Davis, options granted in January 2000 to Mr. Maust and options granted in February 2000 for Mr. Coppa.
(3) Represents the value assigned to 19,375 shares of unregistered GreenMan common stock granted to each of Messrs. Davis, Maust and Coppa for prior services rendered.
(4) Based upon GreenMan's performance, Mr. Davis deferred payment of $46,000 of accrued compensation due him and invested an additional $49,000 (net of taxes) of compensation due him into unregistered GreenMan common stock during the year ended September 30, 2000.
(5) Based upon GreenMan's performance, Mr. Maust deferred payment of $46,000 of accrued compensation due him and invested an additional $25,000 (net of taxes) of compensation due him into unregistered GreenMan common stock during the year ended September 30, 2000.
(6) Based upon GreenMan's performance, Mr. Coppa deferred payment of $29,000 of accrued compensation due him and invested an additional $29,000 (net of taxes) of compensation due him into unregistered GreenMan common stock during the year ended September 30, 2000.

Options/SAR Grants Table

     The following table sets forth each grant of stock options made during the year ended September 30, 2001 held by the executives named in the Summary Compensation Table above.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        % of Total
                                                          Options
                                                        Granted to                 Market Price
                                Number of Securities    Employees      Exercise       On Date
                                 Underlying Options         in           Price       of Grant      Expiration
Name                                   Granted          Fiscal Year    Per Share     Per Share       Date
----                                   -------          -----------    ---------     ---------       ----
Robert H. Davis ............          25,000 (1)           12.5%         $ .40         $ .40       01/12/11

Mark Maust .................          25,000 (1)           12.5%         $ .40         $ .40       01/12/11

Charles E. Coppa............          50,000 (1)           25.0%         $ .40         $ .40       01/12/11

(1)  Vests equally over a five year period.

     The following table sets forth information concerning the value of unexercised options as of September 30, 2001 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                                 Value of Unexercised
                                           Number of Unexercised                 In-the-Money Options
                                     Options at September 30, 2001 (1)         at September 30, 2001 (2)
                                     ---------------------------------         -------------------------
               Name                    Exercisable     Unexercisable          Exercisable   Unexercisable
               ----                    -----------     -------------          -----------   -------------
Robert H. Davis ............             547,000          493,000               $ 8,070       $ 27,730
Mark Maust .................             116,000          209,000               $ 7,480       $ 33,470
Charles E. Coppa ...........             164,000          216,000               $ 8,400       $ 32,600

(1) There were no options exercised by any of the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2001. The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis, December 30, 1997 in the case of Mr. Maust and March 23, 1999 in the case of Mr. Coppa at an annual rate of 20% of the underlying shares of Common Stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

(2) Assumes that the value of shares of common stock is equal to $.65 per share, which was the closing bid price as listed by OTC Bulletin Board on September 28, 2001.

Employment Agreements

     In July 1997, GreenMan entered into a five-year employment agreement with Mr. Needham pursuant to which Mr. Needham will receive a salary of $90,000 per annum. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of six months salary as a severance payment for termination without cause.

     In April 1999, GreenMan entered into a three year employment agreement with Mr. Davis pursuant to which Mr. Davis will receive a salary of $230,000 per annum with an additional $50,000 of deferred compensation in the first year. The agreement automatically renews for an additional three years upon each anniversary, unless notice of non-renewal is given by either party and provides for payment of twelve months salary as a severance payment for termination without cause. Any increases will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement also provides for Mr. Davis to receive incentive compensation based on the following formula:

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

Stock Option Plan

     GreenMan's 1993 Stock Option Plan, was established to provide stock options to purchase shares of common stock to employees, officers, directors and consultants. In March 2001, GreenMan's stockholders approved an increase to the number of shares authorized under the 1993 Stock Option Plan to 3,000,000 shares.

     Options granted under the 1993 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. Incentive stock options may be granted under the 1993 Stock Option Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to employees, directors and consultants of GreenMan.

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

     As of September 30, 2001, there were 1,959,000 options granted and outstanding under the 1993 Stock Option Plan of which 813,600 options were exercisable at prices ranging from $0.38 to $5.00.

Non-Employee Director Stock Option Plan

     On June 7, 1996, the stockholder's approved the 1996 Non-Employee Director Stock Option Plan. The purpose of the Non-Employee Director Stock Option Plan is to promote the interests of GreenMan by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of the Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under Non-Employee Director Stock Option Plan and as of September 30, 2001, options to purchase 16,000 shares of common stock have been granted.

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

Employee Benefit Plan

     In August 1999, GreenMan implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2001 and 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 2001;

     o by each person who is known by GreenMan to own beneficially 5% or more of the outstanding shares of common stock;

     o by each director and officer of GreenMan (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934); and

     o    by all directors and officers of GreenMan as a group.

     Unless otherwise indicated below, to the knowledge of GreenMan, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2001, 13,648,231 shares of common stock were issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                                               Number of Shares    Percentage of
Name (1)                                                    Beneficially Owned (2)     Class
--------                                                    ----------------------     -----
Dr. Allen Kahn (3)...................................             2,707,591            18.96%
Maurice E. Needham (4)...............................             1,448,926            10.26%
Robert H. Davis (5)..................................               841,700             5.98%
Charles E. Coppa (6).................................               464,927             3.37%
Lew F. Boyd (7)......................................               309,088             2.25%
Mark Maust (8).......................................               219,091             1.59%

All officers and directors as a group
      (6 persons) ...................................             5,991,323            38.56%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                               Number of Shares     Percentage of
                                                              Beneficially Owned        Class
                                                              ------------------        -----
Richard Ledet (9)....................................             1,069,925             7.84%
United Waste Service Inc. (10).......................               320,000              100%

(1) Each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 131,000 shares of common stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 500,000 shares of common stock issuable pursuant to immediately exercisable convertible notes payable.
(4) Includes 507,900 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 547,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 164,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(7) Includes 160,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(8) Includes 116,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(9)  Mr. Ledet's address is 2960 NE Broadway, Des Moines, IA 50317.
(10) Represents shares of Class B Convertible Preferred Stock that are convertible into shares of common stock any time commencing February 3, 2002. The conversion price of the Class B Convertible Preferred Stock in effect at any time shall be determined by dividing the Issuance Price by the Average Closing Bid Price. The terms are defined in the Asset Purchase Agreement, as amended, between United Waste Service, Inc. and GreenMan which was filed in GreenMan's Form 8-K on October 5, 1998. United Waste Service, Inc.'s address is c/o Republic Services, Inc., 110 S.E. 6th Street, Suite 2800, Ft. Lauderdale, FL 33301.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

     During the period of October 1998 through September 2000, Messrs. Needham, Davis, Coppa, Maust, Boyd, and Kahn purchased an aggregate of 1,625,700 unregistered shares of common stock pursuant to the terms of the October 1998 private offering. In January 1999, Messrs. Davis and Coppa were advanced $55,000 in aggregate, under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the two officers. The investors were granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

     In July 2001, the Board of Directors approved the issuance of 100,000 shares of unregistered GreenMan common stock to certain employees in recognition of past services and recorded a $30,000 expense (assigned fair value based on closing bid price of common stock on date of issuance) associated with the issuance of these shares during the year ended September 30, 2001. Messrs. Needham, Davis, Coppa, Maust, Boyd and Kahn collectively received 85,000 shares of these unregistered common stock.

Loans; Personal Guarantees

     In January 1998, Mr. Davis was advanced $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%. In September 2001, GreenMan agreed to extend the maturity date to April 15, 2004.

     Messrs. Needham, Davis and Coppa have personally guaranteed the $1.1 million note payable issued to Cryopolymers Leasing Inc. in May 1999.

     Dr. Kahn has loaned GreenMan $375,000 as of September 30, 2001 under the terms of an October 1999 private offering of 10% convertible notes payable and warrants. GreenMan has issued to Dr. Kahn immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. The convertible notes payable are due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. Dr. Kahn has been granted piggy-back registration rights to register the common stock. In September 2000 and again in June 2001, Dr. Kahn agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, GreenMan agreed to reduce the conversion price to $.75 per share.

     Dr. Kahn has also loaned GreenMan $200,000 as of September 30, 2001 under the terms of an unsecured note payable which bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity.

Related Party Transactions

     GreenMan Technologies rents several pieces of equipment on a monthly basis from Valley View Farms, Inc., a company co-owned by Mr. Maust. Rent expense associated with payments made to Valley View Farms for the years ended September 30, 2000 and 2001 was $259,102 and $328,012, respectively.

     In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with Valley View Farms. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments made towards the purchase of the equipment at the end of the lease. The lease is classified as a capital lease at September 30, 2001 with an equipment value of $187,250.

     All transactions, including loans, between GreenMan and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and are on terms no less favorable to GreenMan than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits required by Item 601 of Regulation S-B are filed as part of this Form 10-KSB.

    Exhibit
      No.           Description
      ---           -----------

     3.1 (7)    --  Certificate of Incorporation of GreenMan Technologies, Inc.,
                    as ammended.

     3.2 (1)    --  By-laws of GreenMan Technologies, Inc.

     4.1 (1)    --  Specimen certificate for Common Stock of GreenMan.

    10.1 (1)    --  1993 Stock Option Plan.

    10.2 (1)    --  Form of confidentiality and non-disclosure agreement for executive employees.

    10.3 (4)    --  Employment Agreement between GreenMan and Robert H. Davis.

   10.31 (7)    --  Promissory Note issued by Robert H. Davis dated January 1998 in favor of GreenMan.

   10.32 (7)    --  Promissory Note issued by Robert H. Davis dated January 1999 in favor of GreenMan.

   10.33 (7)    --  Extension Agreement dated September 30, 2000 between
                    GreenMan and Robert H. Davis.

   10.34 (7)    --  Extension Agreement dated September 30, 2001 between
                    GreenMan and Robert H. Davis.

    10.4 (4)    --  Employment Agreement between GreenMan and Charles E. Coppa.

   10.50 (7)    --  Convertible Note Payable issued October 27, 1999 by GreenMan to Dr. Allen Kahn.

   10.51 (7)    --  Convertible Note Payable issued November 23, 1999 by
                    GreenMan to Dr. Allen Kahn.

   10.52 (7)    --  Convertible Note Payable issued February 18, 2000 by
                    GreenMan to Dr. Allen Kahn.

   10.53 (7)    --  Promissory note issued November 17, 2000 by GreenMan to Dr.
                    Allen Kahn.

   10.54 (7)    --  Extension Agreement dated September 30, 2000 between
                    GreenMan and Dr. Allen Kahn

   10.55 (7)    --  Extension Agreement dated June 27, 2001 between GreenMan and
                    Dr. Allen Kahn

    10.6 (5)    --  Loan and Security Agreement dated January 31, 2001 by and among Coast Business Credit, GreenMan Technologies of
                    Minnesota, Inc. and GreenMan Technologies of Georgia, Inc.

    10.7 (5)    --  Secured Promissory Note dated January 31, 2001 in the amount of $2,044,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc.
                    payable to Coast Business Credit.

    10.8 (5)    --  Secured Promissory Note dated January 31, 2001 in the amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to
                    Coast Business Credit.

    10.9 (5)    --  Secured Promissory Note dated January 31, 2001 in the amount of $812,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to
                    Coast Business Credit.

   10.10 (5)    --  Secured Promissory Note dated January 31, 2001 in the amount of $1,000,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc.
                    payable to Coast Business Credit.

   10.11 (5)    --  Security Agreement-Continuing Guaranty dated January 31,
                    2001 between GreenMan Technologies Inc. and Coast Business
                    Credit.

   10.12 (5)    --  Loan Agreement dated March 29, 2001 between GreenMan
                    Technologies of Minnesota, Inc. Bremer Business Finance
                    Corporation.

   10.13 (5)    --  Real Estate Term Note dated January 31, 2001 in the amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. in favor of Bremer Business Finance Corporation.

   10.14 (5)    --  Mortgage, Security Agreement, Fixture Financing Statement
                    and Assignment of Leases and Rents executed by GreenMan
                    Technologies of Minnesota, Inc. to Bremer Business Finance
                    Corporation.

   10.15 (6)    --  Purchase and Sale Agreement By and Between GreenMan
                    Technologies of Georgia, Inc. and WTN Realty Trust dated
                    April 2, 2001

   10.16 (6)    --  Lease Agreement By and Between WTN Realty Trust and GreenMan
                    Technologies of Georgia, Inc. dated April 2, 2001.

   10.17 (6)    --  $200,000 Promissory Note by WTN Realty Trust to GreenMan
                    Technologies of Georgia, Inc. dated April 2, 2001.

   10.18 (6)    --  Purchase and Sale Agreement By and Between Technical Tire
                    Recycling, Inc. and Tennessee Tire Recyclers, Inc. dated
                    April 16, 2001

   10.19 (6)    --  $180,000 Promissory Note by Technical Tire Recycling, Inc.
                    to Tennessee Tire Recyclers, Inc. dated April 16, 2001.

   10.20 (6)    --  Corporate Guarantee by GreenMan Technologies, Inc. of
                    $180,000 note to Tennessee Tire Recyclers, Inc. dated April
                    16, 2001.

    11.1        --  Statement Regarding Computation of Earnings Per Share.

    21.1        --  List of All Subsidiaries

--------
(1) Filed as an Exhibit to GreenMan's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.
(2) Filed as an Exhibit to GreenMan's Form 10-KSB for the year ended May 31, 1998, as amended.
(3) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended November 30, 1997 and incorporated herein by reference.
(4) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.
(5) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended March 31, 2001 and incorporated herein by reference.
(6) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.
(7)  Filed hereinwith

Item 13(b). Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 2001

                           GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements

                                                                      Page

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of September 30, 2000 and 2001          F-3

Consolidated Statements of Operations for the Years Ended
  September 30, 2000 and 2001                                          F-4

Consolidated Statements of Changes in Stockholders'
  Equity for the Years September   30, 2000 and 2001                   F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000 and 2001                                          F-6

Notes to Consolidated Financial Statements                             F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

     We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2000 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended September 30, 2000 and 2001. These consolidated financial statements are the responsibility of GreenMan's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries at September 30, 2000 and 2001 and the results of their operations and cash flows for the years then ended September 30, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.


                                            /S/ WOLF & COMPANY, P.C.
                                            ------------------------
                                                WOLF & COMPANY, P.C


Boston, Massachusetts
November 16, 2001

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                               September 30,
                                                                                           2000            2001
                                                                                       ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $     52,589    $    428,075
  Accounts receivable, trade, less allowance for doubtful accounts of $70,930 and
    $118,586 as of September 30, 2000 and 2001 .....................................      2,200,724       3,447,071
  Equipment held for sale ..........................................................        350,000         250,000
  Other current assets .............................................................        527,412         791,575
                                                                                       ------------    ------------
        Total current assets .......................................................      3,130,725       4,916,721
                                                                                       ------------    ------------
Property, plant and equipment, net .................................................      6,766,685       7,298,000
                                                                                       ------------    ------------
Other assets:
  Deferred loan costs ..............................................................         43,251         373,963
  Goodwill, net ....................................................................      1,426,602       2,172,198
  Note receivable ..................................................................             --         200,000
  Other ............................................................................        196,876         292,890
                                                                                       ------------    ------------
        Total other assets .........................................................      1,666,729       3,039,051
                                                                                       ------------    ------------
                                                                                       $ 11,564,139    $ 15,253,772
                                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ...........................................................   $  3,649,901    $  1,411,412
  Accounts payable .................................................................      1,848,576       2,612,400
  Accrued expenses, other ..........................................................      1,168,955       1,025,559
  Obligations under capital leases, current ........................................        180,838         239,287
                                                                                       ------------    ------------
        Total current liabilities ..................................................      6,848,270       5,288,658
  Notes payable, related party .....................................................        375,000         575,000
  Notes payable, non-current portion ...............................................      1,825,884       4,730,460
  Obligations under capital leases, non-current portion ............................        519,815       1,759,257
                                                                                       ------------    ------------
        Total liabilities ..........................................................      9,568,969      12,353,375
                                                                                       ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
    Class B convertible, liquidation value $10 per share, 320,000 shares issued and
    outstanding at September 30, 2000 and 2001 .....................................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized; 13,348,231 and
    13,648,231 shares issued and outstanding at September 30, 2000 and 2001 ........        133,482         136,482
  Additional paid-in capital .......................................................     23,560,072      23,659,072
  Accumulated deficit ..............................................................    (24,843,384)    (24,040,157)
  Notes receivable, common stock ...................................................        (55,000)        (55,000)
                                                                                       ------------    ------------
        Total stockholders' equity .................................................      1,995,170       2,900,397
                                                                                       ------------    ------------
                                                                                       $ 11,564,139    $ 15,253,772
                                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                                    Years Ended September 30,
                                                                       2000           2001
                                                                   -----------    -----------
Net sales ......................................................   $18,051,731    $21,753,070
Cost of sales ..................................................    14,334,055     16,760,618
                                                                   -----------    -----------
Gross profit ...................................................     3,717,676      4,992,452
                                                                   -----------    -----------
Operating expenses:
    Research and development ...................................        32,639             --
    Selling, general and administrative ........................     3,528,099      3,503,865
    Impairment losses ..........................................       326,235             --
                                                                   -----------    -----------
        Total operating expenses ...............................     3,886,973      3,503,865
                                                                   -----------    -----------
Operating income (loss) ........................................      (169,297)     1,488,587
                                                                   -----------    -----------
Other income (expense):
    Interest and financing costs, net ..........................    (1,070,531)    (1,002,758)
    Other, net .................................................       (51,589)       345,622
    Casualty loss ..............................................            --       (155,000)
    Forgiveness of indebtedness ................................       556,356        172,776
                                                                   -----------    -----------
        Other (expense), net ...................................      (565,764)      (639,360)
                                                                   -----------    -----------
Income (loss) from continuing operations before income taxes ...      (735,061)       849,227
                                                                   -----------    -----------
Discontinued operations
    Loss on disposal of discontinued operations ................       (94,469)            --
                                                                   -----------    -----------
                                                                       (94,469)            --
                                                                   -----------    -----------
Net income (loss) before income taxes ..........................      (829,530)       849,227
Income taxes ...................................................            --        (46,000)
                                                                   -----------    -----------
Net income (loss) ..............................................   $  (829,530)   $   803,227
                                                                   ===========    ===========

Income (loss) from continuing operations per share - basic .....        ($0.06)   $      0.06
Loss on disposal of discontinued operations  - basic ...........         (0.01)            --
                                                                   -----------    -----------
Net income (loss) per share - basic ............................   $     (0.07)   $      0.06
                                                                   ===========    ===========

Net income (loss) per share - diluted ..........................   $     (0.07)   $      0.06
                                                                   ===========    ===========

Weighted average shares outstanding - basic ....................    12,289,300     13,464,943
                                                                   ===========    ===========

Weighted average shares outstanding - diluted ..................    12,289,300     13,493,165
                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2000 and 2001

                                                          Preferred Stock          Common Stock
                                                       --------------------   ---------------------
                                                       Shares      Amount       Shares      Amount
                                                       -------   ----------   ----------   --------
Balance, September 30, 1999 ........................   320,000   $3,200,000   11,762,599   $117,626
Sale of common stock ...............................        --           --    1,585,632     15,856
Fair value of warrants issued in
  convertible debt offering ........................        --           --           --         --
Net loss for the year ended September 30, 2000 .....        --           --           --         --
                                                       -------   ----------   ----------   --------
Balance, September 30, 2000 ........................   320,000    3,200,000   13,348,231    133,482
Common stock issued for business combinations ......        --           --      200,000      2,000
Common stock issued for services rendered ..........        --           --      100,000      1,000
Net income for the year ended September 30, 2001 ...        --           --           --         --
                                                       -------   ----------   ----------   --------
Balance, September 30, 2001 ........................   320,000   $3,200,000   13,648,231   $136,482
                                                       =======   ==========   ==========   ========

                                                                                       Notes
                                                       Additional                   Receivable
                                                         Paid-In      Accumulated     Common
                                                         Capital        Deficit        Stock       Total
                                                       -----------   ------------   ----------   ----------
Balance, September 30, 1999 ........................   $23,127,529   $(24,013,854)   $(55,000)   $2,376,301
Sale of common stock ...............................       422,043             --          --       437,899
Fair value of warrants issued in
  convertible debt offering ........................        10,500             --          --        10,500
Net loss for the year ended September 30, 2000 .....            --       (829,530)         --      (829,530)
                                                       -----------   ------------    --------    ----------
Balance, September 30, 2000 ........................    23,560,072    (24,843,384)    (55,000)    1,995,170
Common stock issued for business combinations ......        70,000             --          --        72,000
Common stock issued for services rendered ..........        29,000             --          --        30,000
Net income for the year ended September 30, 2001 ...            --        803,227          --       803,227
                                                       -----------   ------------    --------    ----------
Balance, September 30, 2001 ........................   $23,659,072   $(24,040,157)   $(55,000)   $2,900,397
                                                       ===========   ============    ========    ==========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                                Years Ended September 30,
                                                                                                   2000           2001
                                                                                               -----------    -----------
Cash flows from operating activities:
    Net income (loss) ......................................................................   $  (829,530)   $   803,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Impairment loss ........................................................................       326,235             --
    Loss on disposal of property, plant and equipment ......................................        79,791         68,372
    Amortization of deferred financing costs ...............................................        99,240         93,514
    Depreciation and amortization ..........................................................     1,579,727      1,808,648
    Common stock and warrants issued for convertible debt offerings and services
    rendered ...............................................................................        10,500         30,000
    Loss on disposal of discontinued operations ............................................        94,469             --
    Forgiveness of indebtedness ............................................................      (556,356)      (172,776)
    Decrease (increase) in assets:
        Accounts receivable ................................................................       (11,237)    (1,074,003)
        Other current assets ...............................................................       177,506       (120,145)
    Increase (decrease) in liabilities:
        Accounts payable ...................................................................      (292,712)       355,724
        Accrued expenses ...................................................................      (411,096)      (422,654)
                                                                                               -----------    -----------
           Net cash provided by operating activities .......................................       266,537      1,369,907
                                                                                               -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment .....................................................      (702,368)    (1,964,845)
    Proceeds on sale of property and equipment and other assets ............................       946,799      1,388,007
    Acquisition of business, net ...........................................................            --        (53,728)
    (Increase) decrease in other assets ....................................................        99,168       (303,339)
                                                                                               -----------    -----------
           Net cash provided by (used for) investing activities ............................       343,599       (933,905)
                                                                                               -----------    -----------
Cash flows from financing activities:
    Deferred financing costs ...............................................................            --       (427,226)
    Proceeds from notes payable ............................................................       667,698      5,813,528
    Repayment of notes payable .............................................................    (1,499,772)    (4,558,541)
    Net repayments under line of credit ....................................................       (70,949)      (879,147)
    Net proceeds from notes payable, related party .........................................       375,000        200,000
    Repayment of convertible notes payable .................................................      (300,000)            --
    Principal payments on obligations under capital leases .................................      (169,656)      (209,130)
    Net proceeds on the sale of common stock ...............................................       437,899             --
                                                                                               -----------    -----------
           Net cash used for financing activities ..........................................      (559,780)       (60,516)
                                                                                               -----------    -----------
Net increase in cash and cash equivalents ..................................................        50,356        375,486
Cash and cash equivalents at beginning of year .............................................         2,233         52,589
                                                                                               -----------    -----------
Cash and cash equivalents at end of year ...................................................   $    52,589    $   428,075
                                                                                               ===========    ===========
Supplemental cash flow information:
  Property and equipment acquired under capital leases .....................................   $   143,994    $ 1,507,020
  Interest paid ............................................................................       913,255        842,564
  State taxes paid .........................................................................        29,747             --

          See accompanying notes to consolidated financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities

As described in Note 5 to the financial statements, on April 1, 2001, Technical Tire Recycling, Inc, a wholly owned subsidiary of GreenMan acquired all of the scrap tire collection and processing operations of Tennessee Tire Recyclers, Inc. as follows:

Fair value of assets acquired                                         $ 300,000
Fair value of liabilities assumed                                      (915,000)
                                                                      ---------
  Fair value of net assets (liabilities) acquired                      (615,000)
Value of common stock issued                                            (72,000)
Note payable issued                                                    (180,000)
Cash paid                                                               (75,000)
                                                                      ---------
  Goodwill recorded on acquisition                                    $(942,000)
                                                                      =========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Business

      GreenMan Technologies, Inc. ("GreenMan") was organized in 1992 and is engaged in the business of collecting, processing and marketing scrap tires in whole or shredded form. The shredding operations which were purchased in 1997 and are located in Jackson, Georgia and Savage, Minnesota. GreenMan also provides tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The two recycling operations were located in Georgia and South Carolina. The Georgia operations were combined with GreenMan Technologies of Georgia during the year ended September 30, 1999. The South Carolina operations were incorporated as GreenMan Technologies of South Carolina, Inc. In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. The consolidation was concluded in March 2000 and GreenMan continues to provide collection services to its South Carolina customer base.

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

      In April 2001 Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly-owned subsidiary of GreenMan, acquired the net operating assets and liabilities of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company which procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. TTRI provides scrap tire collection and disposal services in the states of Tennessee, Georgia, Texas and Oklahoma.

      In October 2001, all Georgia and Tennessee based tire collection and disposal operations of Technical Tire Recycling were consolidated into GreenMan Technologies of Georgia in order to maximize logistical and managerial resources of GreenMan's Southeastern U.S. operations.

Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, GreenMan Technologies of Louisiana, GreenMan Technologies of South Carolina and Technical Tire Recycling, Inc. since April 1, 2001. All significant intercompany accounts and transactions are eliminated in consolidation.

      GreenMan sold substantially all the assets of its industrial materials operation (DuraWear) located in Alabama in June 1999 to a third party. The remainder of the assets were disposed of in June 2000. As a result, the consolidated financial statements were restated to reflect the operating results of this business segment as a discontinued operation for all periods presented.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from equipment held for resale, notes receivable and other assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2001.

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

Deferred Loan Costs

      Deferred loan costs represent costs incurred in connection with securing financing for GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia. The amount is amortized to expense over the life of the related notes payable.

Revenue Recognition

      GreenMan has two sources of revenue: processing revenue that is derived from the collection, transportation and processing of scrap tires and product revenue that is derived from the sale of tire chips, crumb rubber and steel. Revenues from product sales are recognized when the products are shipped. Revenues derived from the collection, transporting and processing of tires are recognized when processing of the tires has been completed.

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

Impairment of Long Lived Assets and Assets to be Disposed Of

      Management continually reviews long-lived assets, goodwill and certain identifiable intangibles to evaluate whether events or changes in circumstances indicate an impairment of carrying value. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows (earnings before interest, taxes, depreciation and amortization). An impairment charge would be recognized when expected future operating cash flows are lower than the carrying value of the assets.

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

Net income (loss) per common share have been computed based on the following:

                                                          Year Ended     Year Ended
                                                         September 30,  September 30,
                                                             2000           2001
Net income (loss) applicable to common stock ..........   $  (829,530)   $   803,227
                                                          ===========    ===========

Average number of common shares outstanding ...........    12,289,300     13,464,943
Effect of dilutive options ............................            --         28,222
                                                          -----------    -----------
Average number of common shares outstanding used to
calculate diluted net income (loss) per share .........    12,289,300     13,493,165
                                                          ===========    ===========

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan will adopt SFAS No. 142 effective October 1, 2001, which will require GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. Management has reviewed the provisions of these statements but has not yet determined whether a goodwill impairment will result upon adoption. As of September 30, 2001, GreenMan has net unamortized goodwill of $2,172,198 and annual goodwill amortization expense of $196,404 and $370,115 for the years ended September 30, 2001 and 2000, respectively.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Also in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of these statements will have on our financial position and results of operations, if any.

2.    Acquisition of Subsidiaries

      On September 4, 1998, GreenMan acquired all of the scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. GreenMan paid $4,050,000 for the acquired assets in the form of $850,000 in cash and $3,200,000 of Class B convertible preferred stock (See Note 11). The acquired assets were located in Georgia (combined with GreenMan Technologies of Georgia in 1999) and South Carolina (incorporated as GreenMan Technologies of South Carolina and subsequently combined into GreenMan Technologies of Georgia in February 2000). The acquisition has been accounted for as a purchase and accordingly the operations are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid exceeded the fair value of the net assets acquired by $2,015,000 and is being amortized over 10 years on a straight-line basis (See new accounting pronouncements in Note 1). Amortization expense for the years ended September 30, 2000 and 2001 was $168,463 and $172,854 respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2.    Acquisition of Subsidiaries - (Continued)

      Effective on April 1, 2001, Technical Tire Recycling, Inc., a newly formed wholly owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. for the following:

     o    $75,000 in cash;
     o a promissory note in the amount of $180,000, bearing interest at 10% and payable over 36 months;
     o 200,000 shares of GreenMan common stock (valued at $72,000 and subject to a two year lock-up agreement); and
     o    the assumption of approximately $615,000 of net liabilities.

      The acquisition has been accounted for as a purchase and accordingly the results of operations are included in the consolidated financial statements since the date of acquisition. Goodwill was recorded as the total consideration paid exceeded the fair value of the net assets acquired by $942,000; and in 2001 was being amortized over an estimated useful life of 20 years on a straight-line basis (See new accounting pronouncements in Note 1). Amortization expense for the year ended September 30, 2001 was $23,550.

3.    Discontinued Operations

      In February 2000, management decided to consolidate the operations of GreenMan Technologies of South Carolina into GreenMan Technologies of Georgia in order to maximize the processing capacity of the Georgia facility and eliminate continued operating losses at the South Carolina facility. As a result, management determined that certain equipment was no longer necessary and initiated an effort to sell the excess equipment. The net book value of the identified assets exceeded the estimated market value and accordingly, GreenMan recorded a non-cash impairment loss $154,235 during the year ended September 30, 2000. In addition, management determined that, based on reduced revenues, tire volumes and estimated future cash flows associated with South Carolina operations, the net book value of the goodwill associated with GreenMan Technologies of South Carolina exceeded the estimated fair market value and, accordingly, recorded an additional impairment loss of $172,000 during the year ended September 30, 2000. Equipment held for sale aggregating $50,000 is included in current assets at September 30, 2001.

      In March 1999, GreenMan discontinued operations at its wholly owned subsidiary, DuraWear Corporation and in June 1999 sold substantially all of DuraWear's assets and liabilities to a third party. The remainder of the assets were disposed of in June 2000 resulting in a $94,469 loss. DuraWear manufactured, installed and marketed a diverse range of abrasive resistant ceramic and polymer products.

4.    Insurance Claim and Additional Casualty Loss

      In August 1998, GreenMan Technologies of Louisiana's facility was damaged by fire, and necessitated the closure of the operation. Under the terms of GreenMan Technologies of Louisiana's $3,000,000 property insurance policy, the insurance company paid $2,050,000 towards the insured loss. The remaining $950,000 or a portion thereof would be paid if GreenMan could demonstrate to the insurance company's satisfaction that GreenMan purchased alternative tire recycling equipment that satisfied the replacement requirements of the insurance policy. GreenMan recorded a loss in 1998 based on the amounts received and the uncertainty associated with the additional payments to be made by the insurance company on the loss.

      In March 2001 an agreement was reached whereby the insurance company agreed to make a final payment of $437,525 based on GreenMan's additional investment in a waste wire processing equipment line at GreenMan's Georgia location. This amount is included in other income for the year ended September 30, 2001.

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                          September 30,  September 30,    Estimated
                                              2000           2001       Useful Lives
                                          -------------  -------------  ------------
Land ...................................   $   655,377    $   336,365
Buildings ..............................     1,680,077      1,939,040    10-20 years
Machinery and equipment ................     4,100,115      5,386,636     5-10 years
Furniture and fixtures .................       100,237        122,617      3-5 years
Motor vehicles .........................     3,252,795      3,774,152     3-10 years
                                           -----------    -----------
                                             9,788,601     11,558,810
  Less accumulated depreciation
    and amortization ...................    (3,021,916)    (4,260,810)
                                           -----------    -----------
  Property, plant and equipment, net ...   $ 6,766,685    $ 7,298,000
                                           ===========    ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.    Property, Plant and Equipment - (Continued)

      In April 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on the sale of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable that bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia's portion of the Coast bridge loan of $812,500 plus accrued interest. Simultaneous with the sale, GreenMan Technologies of Georgia executed a 20-year lease with the same third party that provides for a monthly rental of $17,642. The lease can be renewed for four additional 5-year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease (See Note 9). Depreciation and amortization expense for the years ended September 30, 2000 and 2001 was $1,378,149 and $1,590,941 respectively.

6.    Other Assets

      Other assets consist of the following:

                                                    September 30,  September 30,
                                                        2000           2001
                                                    -------------  -------------
Note receivable and accrued interest ..........       $136,676       $151,280
Deposits and miscellaneous ....................         60,200        141,610
                                                      --------       --------
                                                      $196,876       $292,890
                                                      ========       ========

      In January 1998, $104,100 was advanced to an officer under an 8.5% secured loan agreement with both principal and interest due January 2001. The loan is secured by 111,111 shares of common stock owned by the officer. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%. In September 2001, GreenMan agreed to extend the maturity date to April 15, 2004.

7.    Bank Credit Facility/Notes Payable

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consisted of:

      (i) $2,044,000 of five year term notes secured by the machinery and equipment of the two entities, payable in monthly principal installments of $34,067 plus interest at prime plus 2.5% (8.5% at September 30, 2001);

      (ii) $1,635,000 of bridge loans secured by all real estate of the entities, payable April 30, 2001 plus interest at prime plus 2.5% (8.5% at September 30, 2001);

      (iii) $1,000,000 machinery and equipment acquisition line of credit to be advanced in the form of five year term notes secured by the acquired machinery and equipment, payable in monthly principal installments to be determined plus interest at prime plus 2.5% (8.5% at September 30, 2001); and

      (iv) a working capital line of credit of up to $2,321,000 secured by eligible accounts receivable, as defined. The line of credit bears interest at prime plus 2.0% (8.0% at September 30, 2001).

      As of September 30, 2001, there was $376,524 outstanding under the working capital line of credit and $680,114 outstanding under the machinery and equipment acquisition line of credit. The obligations under the Credit Facility are guaranteed by GreenMan and contain certain minimum reporting requirements and certain restrictions on intercompany cash transactions. GreenMan is in compliance with all requirements at September 30, 2001.

      GreenMan used the proceeds from the Credit Facility to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility. GreenMan also incurred approximately $346,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes. Amortization expense was $107,345 and $84,014 for years ended September 30, 2000 and 2001, respectively.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, ("Bremer") payable in monthly installments of $10,649 including interest at prime plus 2.75% (8.75% at September 30, 2001) for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota incurred $50,000 of deferred loan costs associated with the transaction, which is being amortized over the life of the term note. Amortization of deferred charges for the year ended September 30, 2001 was $5,000.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Bank Credit Facility/Notes Payable - (Continued)

Notes payable consists of the following at:                                                     September 30,  September 30,
                                                                                                    2000           2001
                                                                                                -------------  -------------
Line of credit, Finvoa, secured by eligible accounts receivable of GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and two
  officers, and bearing interest at prime plus 1.5% (11.00% at September 30, 2000) ...........   $ 1,255,675    $        --
Term note payable, Finova, secured by all real estate of GreenMan Technologies of
  Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and two officers,  due in monthly installments of $23,333 including interest at prime plus 1.75%
  (11.25% at September 30, 2000) with the remaining principal balance due March 2001 .........       666,266             --
Term note payable, Finvoa, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and two officers, due in monthly installments of $31,667 including interest at prime plus 1.75% (11.25% at September 30, 2000) with the remaining principal balance due
  March 2001 .................................................................................       918,333             --
Term note payable, Finova, secured by all machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan and two officers, due in monthly installments of $14,667 including interest at prime plus 1.75% (11.25% at September 30, 2000) and with the remaining principal balance due
  March 2001 .................................................................................       498,000             --
Line of credit, Coast, secured by eligible accounts receivable of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan, and bearing interest at prime plus 2.0% (8.0% at September 30, 2001) .............            --        376,524
Term note payable, Coast, secured by machinery and equipment of GreenMan Technologies of
  Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan, due in monthly installments of $34,067 including interest at prime plus 2.5% (8.5% at
  September 30, 2001) ........................................................................            --      1,805,534
Term note payable, Coast, secured by machinery and equipment acquired under the machinery and equipment line of credit, guaranteed by GreenMan, due in monthly installments of $13,283 including interest at prime plus 2.5% (8.5% at
  September 30, 2001) ........................................................................            --        680,114
Term note payable, Cryopolymers Leasing (See Note 10), guaranteed by three officers, due in monthly installments of $7,553 including interest at 7.75%
  with the remaining principal balance due June 2004 .........................................     1,092,455      1,086,264
Term note payable, Bremer, secured by real estate of GreenMan Technologies of
  Minnesota, due in monthly installments of $10,649 including interest at prime
  plus 2.75% (8.75% at September 30, 2001) for 36 months then prime plus 2.25% ...............            --        940,853
Other term notes payable and assessments, secured by equipment and requiring monthly
  installments ...............................................................................     1,045,056      1,252,583
                                                                                                 -----------    -----------
                                                                                                   5,475,785      6,141,872
Less current portion .........................................................................    (3,649,901)    (1,411,412)
                                                                                                 -----------    -----------
  Notes payable, non-current portion .........................................................   $ 1,825,884    $ 4,730,460
                                                                                                 ===========    ===========

The following is a summary of maturities of notes payable at September 30, 2001:

      Years Ending
      September 30,
      -------------
      2002 .......................................            1,411,412
      2003 .......................................              781,745
      2004 .......................................              659,064
      2005 .......................................              554,463
      2006 .......................................              209,544
      2007 and thereafter.........................            2,525,644
                                                             ----------
                                                             $6,141,872
                                                             ==========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2000 and 2001 amounted to $791,875 and $888,664, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Notes Payable - Related Party

Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      In October 1999, GreenMan commenced a private offering of 10% convertible notes payable and warrants in an effort to raise up to $500,000 in gross proceeds. As of September 30, 2001, the Company had issued $375,000 of convertible notes to a director of the Company and issued immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. GreenMan also recorded deferred financing costs of $10,500 in connection with the issuance of the warrants and paid $5,000 in fees to a placement agent. The convertible notes payable were due twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. The director has been granted piggyback registration rights to register the common stock. In September 2000 and again in June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In connection with the June 2001 extension, GreenMan agreed to reduce the conversion price to $.75 per share.

Note Payable-Related Party

      In November 2000, GreenMan borrowed $200,000 from the same director who holds the convertible notes. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity.

9.    Capital Leases

      GreenMan leases land, buildings and machinery and equipment with a cost of $960,664 and $2,472,703 under capital lease agreements at September 30, 2000 and 2001, respectively. Accumulated amortization amounted to $131,994 and $371,589 at September 30, 2000 and 2001, respectively. Amortization expense for the years ended September 30, 2000 and 2001 amounted to $118,690 and $239,595.

      In April 2001, GreenMan Technologies of Georgia leased back their property under a 20-year lease requiring a monthly rental of $17,642. The lease can be renewed for four additional 5-year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. The lease has been classified as a capital lease with a value of $1,300.000.

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

      In August 1999, GreenMan Technologies of South Carolina entered into a five-year equipment lease agreement. Under the terms of the lease GreenMan Technologies of South Carolina is required to pay $12,234 per month rental. In March 2000, the leased equipment was transferred to GreenMan Technologies of Minnesota, which assumed responsibility for all future lease obligations. The lease is classified as a capital lease with an equipment value of $610,973.

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2001:

      Years Ending
      September 30,
      -------------
          2002  ..................................             $   517,838
          2003 ...................................                 447,211
          2004 ...................................                 447,211
          2005....................................                 266,157
          2006....................................                 229,694
          2007 and thereafter.....................               3,399,117
                                                               -----------
      Total minimum lease payments ...............               5,307,228
      Less amount representing interest ..........              (3,308,684)
                                                               -----------
      Present value of minimum lease payments                  $ 1,998,544
                                                               ===========

      Interest expense on capital leases for the years ended September 30, 2000 and 2001 was $83,795and $278,552 respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

10.   Commitments and Contingencies

Employment Agreements

      GreenMan has employment agreements with three officers which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      GreenMan rents several pieces of equipment on a monthly basis from a company co-owned by an officer. Rent expense for the years ended September 30, 2000 and 2001 was $259,102 and $328,012 respectively.

      GreenMan leases approximately 3,380 square feet of office space at a monthly rental of $4,601under a five-year lease. Rent expense for the years ended September 30, 2000 and 2001 was $54,326 and $55,215 respectively.

      Technical Tire Recycling leases approximately 750 square feet of office space at a monthly rental of $870 under a two-year lease. Rent expense for the year ended September 30, 2001 was $4,352.

Litigation

      In August 1998, GreenMan Technologies of Louisiana's crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation in December 1998. As a result of the fire, certain cryogenic equipment that GreenMan was leasing from Cryopolymers Leasing, under an October 1997 agreement was destroyed. The lease was classified as a capital lease with an equipment value of $2,771,876.

      In February 1999, Cryopolymers Leasing commenced suit against GreenMan, GreenMan Technologies of Louisiana and Lexington Insurance Company seeking payment of the original lease buyout of approximately $3,100,000, force GreenMan to purchase certain additional cryogenic rubber recycling equipment valued at $400,000 they had purportedly purchased on behalf of GreenMan and for damages.

      On May 14, 1999, GreenMan and Cryopolymers Leasing reached a settlement agreement whereby in return for a settlement package valued at $3,255,000, Cryopolymers Leasing agreed to assign to GreenMan all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of the additional cryogenic rubber recycling equipment to GreenMan; and withdraw from all legal proceedings against GreenMan. As part of the settlement agreement, GreenMan issued a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004 The $1,100,000 note payable is personally guaranteed by three officers of GreenMan.

      At September 30, 2000 GreenMan assigned a value of $200,000 to the cryogenic rubber recycling equipment, classified as equipment held for resale and placed the equipment with TransWorld Equipment Sales, Inc., an equipment broker, to market it to potential buyers. In January 2001, GreenMan agreed to sell the equipment to TransWorld Equipment Sales for $200,000. The title has not been transferred as of September 30, 2001. Subsequently, TransWorld Equipment Sales moved the cryogenic equipment to Acorn Processing, Inc., an unrelated third party without paying GreenMan. As a result, in October 2001, GreenMan commenced an action in the State of New York, Supreme Court against TransWorld Equipment Sales and Acorn Processing, Inc. GreenMan is seeking the return of the cryogenic rubber recycling equipment currently in the possession of Acorn Processing or a payment of $550,000 representing the sales value of the equipment. In November 2001, Acorn Processing filed several counterclaims against GreenMan and TransWorld, alleging certain misrepresentations and breaches of warranty in connection with the cryogenic equipment. Acorn Processing seeks damages of $250,000. In December, 2001, TransWorld caused the litigation to be removed to the United States District Court for the Northern District of New York and has filed a motion to dismiss the action. GreenMan believes that it has meritorious defenses to the counterclaims. Management is confident that they will receive at least the carrying value of the equipment as a result of this litigation.

      In November 1998 St. Francisville Industrial Park, Inc. commenced an action against the GreenMan alleging that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged in the August 1998 fire at GreenMan Technologies of Louisiana. St. Francisville Industrial Park sought $505,500 for damages to the building and unpaid accelerated rent from the date of the fire through December 31, 1998.

      In March 2001. in lieu of incurring the potential costs associated with protracted litigation of this matter, management reached a settlement agreement whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims. GreenMan's insurance company contributed $45,000 towards the settlement. GreenMan recorded a casualty loss of $155,000 in the year ended September 30, 2001.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity

Private Offering of Common Stock

      In October 1998, GreenMan commenced a private offering of common stock in an effort to raise up to $500,000 in gross proceeds. The offering was subsequently increased to $1,000,000 in March 1999. During the year ended September 30, 2000, GreenMan sold 1,585,632 shares of common stock for net proceeds of $437,899. As of September 30, 2000, 3,124,245 shares of unregistered common stock have been sold to investors including officers and directors for $1,000,000 of gross proceeds. In January 1999, GreenMan advanced $55,000 to two officers under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in the private placement and the loans are secured by 191,637 shares of common stock owned by the officers. The investors have been granted piggy-back registration rights to register the common stock and have agreed not to sell or transfer the shares for a period of at least twelve months after issuance.

Common Stock Issued To Employees

      In July 2001, the Board of Directors approved the issuance of 100,000 shares of unregistered GreenMan common stock to certain employees in recognition of past services and recorded a $30,000 expense assigned fair value based on closing bid price associated with the issuance of these shares during the year ended September 30, 2001.

Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to employees, officers, directors and consultants. On March 29, 2001, the stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000.

      The Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 1993 Stock Option Plan. Stock options granted are summarized as follows:

                                                   Year Ended                     Year Ended
                                               September 30, 2000             September 30, 2001
                                             -----------------------       -----------------------
                                                            Weighted                      Weighted
                                                             Average                       Average
                                                            Exercise                      Exercise
                                               Shares         Price          Shares         Price
                                             ---------      --------       ---------      --------
Outstanding at beginning of period           1,898,500        $1.02        2,002,000        $0.89
Granted                                        317,000          .52          300,000          .40
Canceled                                      (213,500)        1.42         (343,000)         .75
Exercised                                           --           --               --           --
                                             ---------                     ---------
Outstanding at end of period                 2,002,000         0.89        1,959,000          .85
                                             =========                     =========
Exercisable at end of period                   508,400         1.12          813,600         1.02
                                             =========                     =========
Reserved for future grants at end of
   period                                           --                     1,030,280
                                             =========                     =========
Weighted average fair value of options
   granted during the period                                  $0.11                         $0.11

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity - (Continued)

Information pertaining to options outstanding under the plan at September 30, 2001 is as follows:

                          Options Outstanding               Options Exercisable
                 -----------------------------------      ----------------------
                                 Weighted
                                 Average    Weighted                    Weighted
                                Remaining    Average                     Average
Exercise           Number      Contractual  Exercise        Number      Exercise
Prices           Outstanding       Life       Price       Exercisable     Price
------           -----------   -----------  --------      -----------   --------
$ .38 -  .53        826,000        8.4        $ .48         210,800       $ .51
$ .81 - 1.09      1,088,000        6.6          .98         565,800        1.00
$1.35 - 1.45          5,000        2.6         1.35           5,000        1.35
$1.50 - 4.70         40,000        5.8         4.70          32,000        4.70
                  ---------                                 -------
                  1,959,000        7.6        $ .85         813,600       $1.02
                  =========                                 =======

Non-Employee Director Stock Option Plan

      Under the terms of the 1996 Non-Employee Director Stock Option Plan on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of the common stock. Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted, on the date of the annual meeting of stockholders, an option to purchase an additional 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

      The Board of Directors has reserved 60,000 shares of common stock for issuance under this plan and as of September 30, 2001, options to purchase 16,000 shares of common stock, at prices ranging from $.38 to $1.09 per share, have been granted. During the years ended September 30, 2000 and 2001, options were granted to purchase 10,000 and 4,000 shares common stock at $.59 and $.38 per share, respectively, exercisable for a period of ten years. The weighted average fair value of the options on the date of grant was $.15 and $.09 per share, respectively, for the years ended September 30, 2000 and 2001.

Other Stock Options and Warrants

Information pertaining to all other options and warrants outstanding under the plan at September 30, 2001 is as follows:

                            Options Outstanding            Options Exercisable
                   -----------------------------------   -----------------------
                                  Weighted
                                   Average    Weighted                  Weighted
                                  Remaining    Average                   Average
Exercise             Number      Contractual  Exercise      Number      Exercise
Prices             Outstanding      Life        Price    Exercisable     Price
------             -----------   -----------  --------   -----------    --------
$ .31 -  1.09       1,842,500        5.8       $  .85     1,250,500      $  .86
$1.50 -  2.50         150,000        2.3         2.00       150,000        2.00
$4.85 - 35.00         307,400        2.9        20.21       301,400       20.50
                    ---------                             ---------
                    2,299,900        4.2       $ 3.51     1,701,900      $ 4.44
                    =========                             =========

      On February 18, 2000 the Company granted Non-Qualified Options to purchase 325,000 shares of common stock at $0.50 per share to three officers of GreenMan. The options vest over a five-year period and are exercisable for a period of ten years. No options were granted during 2001.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity - (Continued)

      GreenMan has two stock-based compensation plans and stock options issued outside of the plans, which are described above. GreenMan applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had the compensation cost for the stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                Year Ended     Year Ended
                                               September 30,  September 30,
                                                    2000           2001
                                               -------------  -------------
Net income (loss):
      As reported                                $(829,530)     $803,227
      Pro forma                                   (980,517)      702,810
Net income (loss) per share
- basic:
      As reported                                $   (0.07)     $    .06
      Pro forma                                      (0.08)          .05

      Common stock equivalents have been excluded from all calculations of net income (loss) per share because the effect of including them would be anti-dilutive.

      The fair value of each option grant under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended September 30, 2000 and 2001: dividend yields of 0%; risk-free interest rates of 5.5%; expected volatility of 50% and expected lives of 5 years.

      Weighted average assumptions used in valuing stock options issued outside of the plans during the years ended September 30, 2000 and 2001, were dividend yields of 0%; risk-free interest rates of 5.5%; expected volatility of 50% respectively, and expected lives of 2 years.

Common Stock Reserved

      GreenMan has reserved common stock at September 30, 2001 as follows:

             Stock option plans .................................    3,049,280
             Other stock options ................................    1,176,500
             Other warrants .....................................    1,123,400
                                                                     ---------
                                                                     5,349,180
                                                                     =========

      At September 30, 2001, GreenMan has 20,000,000 shares of authorized common stock of which 13,648,231 shares are outstanding.

Class B Convertible Preferred Stock

      In September 1998, GreenMan issued $3,200,000 of Class B convertible preferred stock in conjunction with the acquisition of certain scrap tire collection and processing assets of United Waste Service, Inc., a wholly owned subsidiary of Republic Services, Inc. The preferred stock is convertible into GreenMan's common stock based upon the higher of the trailing 15 day average closing bid (as defined) prices prior to the conversion date or the average of the closing bid prices during the period from September 3, 1998 to February 3, 2001. The 320,000 shares of Class B convertible preferred stock have a liquidation value of $10 per share and no voting rights. Based upon the average closing bid price of GreenMan's common stock for the fifteen days prior to September 30, 2001, the total number of shares reserved in connection with the convertible preferred stock is 4,383,562.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.   Segment Information

      GreenMan operates in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber

13.   Major Customers

      At September 30, 2001, 30% of consolidated accounts receivable were from one customer and there were no customers who accounted for 10% or more of consolidated accounts receivable at September 30, 2000.

      During the fiscal year ended September 30, 2001, one customer, accounted for approximately 15% of GreenMan's consolidated net sales. There were no customers that accounted for 10% or more of consolidated net sales during the fiscal year ended September 30, 2000.

14.   Income Taxes

      There was no provision for income taxes for the years ended September 30, 2000 and 2001 due to GreenMan's net operating losses and its valuation reserve against deferred tax assets. There was no state provision in 2000. The provision for income taxes in 2001 consists only of a current state tax provision of $46,000. These state taxes result from current income taxable in states where the corporation has no net operating loss carry-forwards. The difference between the statutory federal income tax rat of 34% and the effective rate is as follows:

                                                    September 30,  September 30,
                                                        2000           2001
                                                    -------------  -------------
Expected income tax (benefit) provision ..........   $  (282,000)   $   289,000
State income taxes, net of federal benefit .......            --         30,000
Change in valuation reserve of deferred tax asset
and other ........................................       282,000       (273,000)
                                                     -----------    -----------
                                                     $        --    $    46,000
                                                     ===========    ===========

The components of the net deferred tax asset are as follows:

                                                    September 30,  September 30,
                                                        2000           2001
                                                    -------------  -------------
Deferred tax asset:
  Federal ........................................   $ 6,268,000    $ 6,040,000
  State ..........................................     1,278,000      1,169,000
                                                     -----------    -----------
                                                       7,546,000      7,209,000
Valuation reserve ................................    (7,546,000)    (7,209,000)
                                                     -----------    -----------
Net deferred tax asset ...........................   $        --    $        --
                                                     ===========    ===========

The following differences give rise to deferred income taxes:

                                                    September 30,  September 30,
                                                        2000           2001
                                                    -------------  -------------
Net operating loss carryforward ..................   $ 7,520,000    $ 7,097,000
Research tax credit carryforward .................        17,000         17,000
Other ............................................         9,000         95,000
                                                     -----------    -----------
                                                       7,546,000      7,209,000
Valuation reserve ................................    (7,546,000)    (7,209,000)
                                                     -----------    -----------
Net deferred tax asset ...........................   $        --    $        --
                                                     ===========    ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.   Income Taxes - (Continued)

The change in the valuation reserve is as follows:

                                                     Year Ended     Year Ended
                                                    September 30,  September 30,
                                                        2000           2001
                                                    -------------  -------------
Balance at beginning of period ...................   $ 7,491,000    $ 7,546,000
Increase due to rate differentials and
current period operating results .................        55,000       (337,000)
                                                     -----------    -----------
Balance at end of period .........................   $ 7,546,000    $ 7,209,000
                                                     ===========    ===========

      As of September 30, 2001, GreenMan has net operating loss carryforwards of approximately $17,743,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 2000, respectively. In addition, GreenMan has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008. Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in GreenMan's common stock as defined by the Internal Revenue Code.

15.   Fair Value of Financial Instruments

      At September 30, 2000, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $375,000 convertible note payable is $375,000 at September 30, 2000 (see Note
8).

      At September 30, 2001, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $375,000 convertible note payable is $375,000 at September 30, 2001 (See Note
8).

16.   Employee Benefit Plan

      Effective August 1999, GreenMan has implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2000 and 2001 respectively.

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

       Signature                                 Title(s)                                   Date
       ---------                                 --------                                   ----
/s/ Maurice E. Needham                     Chairman of the Board                      December 17, 2001
----------------------
  Maurice E. Needham

  /s/ Robert H. Davis               Chief Executive Officer, President                December 17, 2001
  -------------------                          and Director
    Robert H. Davis

 /s/ Charles E. Coppa                    Chief Financial Officer,                     December 17, 2001
 --------------------                    Treasurer and Secretary
   Charles E. Coppa            (Principal Financial Officer and Principal
                                            Accounting Officer)

    /s/ Lew F. Boyd                              Director                             December 17, 2001
    ---------------
      Lew F. Boyd

  /s/ Dr. Allen Kahn                             Director                             December 17, 2001
  ------------------
    Dr. Allen Kahn