Form 10QSB
period 2001-12-31
GREENMAN TECHNOLOGIES INC
filed 2002-02-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001               Commission File Number 1-13776
                  -----------------                                      -------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   71-0724248
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Kimball Lane, Building A, Lynnfield, MA                         01940
------------------------------------------                      -----------
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

                                   Yes|X| No |_|

              Number of shares outstanding as of February 1, 2002
                Common Stock, $.01 par value, 13,687,544 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2001

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----

Item 1. Financial Statements (*)

        Unaudited Condensed Consolidated Balance Sheets as of September
        30, 2001 and December 31, 2001                                         3

        Unaudited Condensed Consolidated Statements of Operations for the
        three months ended December 31, 2000 and 2001                          4

        Unaudited Condensed Consolidated Statement of Changes in
        Stockholders' Equity for the three months ended December 31, 2001      5

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        three months ended December 31, 2000 and 2001                          6

        Notes to Unaudited Condensed Consolidated Financial Statements       7-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9-10

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      11

        Signatures                                                            12

* The financial information at September 30, 2001 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                    September 30,     December 31,
                                                                                        2001             2001
                                                                                    -------------     ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $    428,075    $     47,610
  Accounts receivable, trade, less allowance for doubtful accounts of $118,586
      and $101,828 as of September 30, 2001 and December 31, 2001 ................      3,447,071       2,878,896
  Equipment held for sale ........................................................        250,000         250,000
  Other current assets ...........................................................        791,575         935,829
                                                                                     ------------    ------------
        Total current assets .....................................................      4,916,721       4,112,335
                                                                                     ------------    ------------
Property, plant and equipment, net ...............................................      7,298,000       7,556,078
                                                                                     ------------    ------------
Other assets:
  Deferred loan costs ............................................................        373,963         352,468
  Goodwill, net ..................................................................      2,172,198       2,172,198
  Note receivable ................................................................        200,000         200,000
  Other ..........................................................................        292,890         534,511
                                                                                     ------------    ------------
        Total other assets .......................................................      3,039,051       3,259,177
                                                                                     ------------    ------------
                                                                                     $ 15,253,772    $ 14,927,590
                                                                                     ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current .........................................................   $  1,411,412    $  1,760,789
  Accounts payable ...............................................................      2,612,400       1,581,177
  Accrued expenses ...............................................................      1,025,559       1,342,036
  Obligations under capital leases, current ......................................        239,287         227,378
  Notes payable, related party ...................................................             --         500,000
                                                                                     ------------    ------------
        Total current liabilities ................................................      5,288,658       5,411,380
    Notes payable, related party .................................................        575,000          75,000
    Notes payable, non-current portion ...........................................      4,730,460       4,559,000
    Obligations under capital leases, non-current portion ........................      1,759,257       1,710,030
                                                                                     ------------    ------------
        Total liabilities ........................................................     12,353,375      11,755,410
                                                                                     ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
      Class B convertible, liquidation value $10 per share, 320,000 shares issued
      and outstanding ............................................................      3,200,000       3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized: 13,648,231 and
      13,677,544 shares issued and outstanding at September 30, 2001 and
      December 31, 2001 ..........................................................        136,482         136,775
  Additional paid-in capital .....................................................     23,659,072      23,683,719
  Accumulated deficit ............................................................    (24,040,157)    (23,793,314)
  Notes receivable, common stock .................................................        (55,000)        (55,000)
                                                                                     ------------    ------------
        Total stockholders' equity ...............................................      2,900,397       3,172,180
                                                                                     ------------    ------------
                                                                                     $ 15,253,772    $ 14,927,590
                                                                                     ============    ============

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                       Three Months Ended
                                                         December 31,
                                                      2000           2001
                                                  ------------    ------------

Net sales .....................................   $  4,689,546    $  6,308,300
Cost of sales .................................      3,589,957       4,865,745
                                                  ------------    ------------
Gross profit ..................................      1,099,589       1,442,555
                                                  ------------    ------------
Operating expenses:
    Selling, general and administrative .......        829,007         930,944
                                                  ------------    ------------
        Total operating expenses ..............        829,007         930,944
                                                  ------------    ------------
Operating profit ..............................        270,582         511,611
                                                  ------------    ------------
Other income (expense):
    Interest and financing costs ..............       (251,506)       (259,068)
    Other, net ................................         (7,152)             --
                                                  ------------    ------------
        Other (expense), net ..................       (258,658)       (259,068)
                                                  ------------    ------------
Net income before income taxes ................         11,924         252,543
Income taxes ..................................             --          (5,700)
                                                  ------------    ------------
Net income ....................................   $     11,924    $    246,843
                                                  ============    ============

Net income per share - basic ..................   $         --    $        .02
                                                  ============    ============

Net income per share - diluted ................   $         --    $        .02
                                                  ============    ============

Weighted average shares outstanding - basic ...     13,348,231      13,648,550
                                                  ============    ============

Weighted average shares outstanding - diluted .     13,348,231      14,341,992
                                                  ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2001

                                                                                                               Notes
                                   Preferred Stock          Common Stock        Additional                  Receivable
                                 --------------------   --------------------     Paid-in      Accumulated     Common
                                 Shares       Amount     Shares     Amount       Capital        Deficit        Stock        Total
                                 -------   ----------   ----------   --------   -----------   ------------    --------    ----------
Balance, September 30, 2001 ..   320,000   $3,200,000   13,648,231   $136,482   $23,659,072   $(24,040,157)   $(55,000)   $2,900,397

Common stock issued upon
  exercise of stock options ..                              29,313        293        24,647                                   24,940

Net income for the three
  months ended December 31,           --           --           --         --            --        246,843          --       246,843
  2001 .......................   -------   ----------   ----------   --------   -----------   ------------    --------    ----------

Balance, December 31, 2001 ...   320,000   $3,200,000   13,677,544   $136,775   $23,683,719   $(23,793,314)   $(55,000)   $3,172,180
                                 =======   ==========   ==========   ========   ===========   ============    ========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                Three Months Ended
                                                                  December 31,
                                                                2000          2001
                                                             ------------------------
Cash flows from operating activities:
  Net income .............................................   $  11,924    $   246,843
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss on disposal of property, plant and equipment ......       8,850             --
  Amortization of deferred financing costs ...............      29,835         21,495
  Depreciation and amortization ..........................     396,010        388,854
  (Increase) decrease in assets:
      Accounts receivable ................................     (29,060)       568,175
      Other current assets ...............................      12,094       (144,253)
  (Decrease) increase in liabilities:
      Accounts payable ...................................    (147,972)    (1,031,225)
      Other current liabilities ..........................      41,985        316,476
                                                             ---------    -----------
        Net cash provided by operating activities ........     323,666        366,365
                                                             ---------    -----------
Cash flows from investing activities:
  Purchase of property and equipment .....................    (240,576)      (646,932)
  (Increase) in other assets .............................    (116,021)      (241,620)
                                                             ---------    -----------
        Net cash used for investing activities ...........    (356,597)      (888,552)
                                                             ---------    -----------
Cash flows from financing activities:
  Net advances under line of credit ......................     (39,179)       305,278
  Repayment of notes payable .............................    (377,859)      (271,115)
  Proceeds from notes payable ............................     257,120        143,754
  Net proceeds notes payable, related party ..............     200,000             --
  Principal payments on obligations under capital leases .     (44,979)       (61,135)
  Net proceeds upon conversion of common stock options ...          --         24,940
                                                             ---------    -----------
      Net cash (used for) provided by financing activities      (4,897)       141,722
                                                             ---------    -----------
Net (decrease) in cash ...................................     (37,828)      (380,465)
Cash and cash equivalents at beginning of period .........      52,589        428,075
                                                             ---------    -----------
Cash and cash equivalents at end of period ...............   $  14,761    $    47,610
                                                             =========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ..   $ 117,700    $        --
  Interest paid ..........................................     207,471        213,654
  Taxes paid .............................................          --         45,800

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2001

1. Business

      GreenMan Technologies, Inc. ("GreenMan") was organized in 1992 and is engaged in the business of collecting, processing and marketing scrap tires in whole or shredded form. The shredding operations are located in Jackson, Georgia and Savage, Minnesota. GreenMan also provides tire collection and disposal services in the states of Tennessee, Georgia, Florida, Michigan, Texas and Oklahoma.

      In April 2001, Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly-owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company which procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. TTRI currently provides scrap tire collection and disposal services in the states of Florida, Michigan, Texas and Oklahoma.

      In October 2001 all Georgia and Tennessee based tire collection and disposal operations of Technical Tire Recycling were consolidated into GreenMan Technologies of Georgia in order to maximize logistical and managerial resources of GreenMan's Southeastern U.S. operations.

2. Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, and TTRI since April 1, 2001. All significant intercompany accounts and transactions are eliminated in consolidation.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2001 included in GreenMan's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although management believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3. Net Income Per Share

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

      Net income per common share has been computed based on the following:

                                                        Three Months            Three Months
                                                            Ended                  Ended
                                                       December 31, 2000      December 31, 2001
                                                       -----------------      -----------------
Net income applicable to common stock ..............   $    11,924            $   246,843
                                                       ===========            ===========

Average number of common shares outstanding ........    13,348,231             13,648,550
Effect of dilutive options .........................            --                693,442
                                                       -----------            -----------
Average number of common shares outstanding used
to calculate diluted net income per share ..........    13,348,231             14,341,992
                                                       ===========            ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2001

4. New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to GreenMan to perform an impairment test of its existing goodwill based on a fair value concept within six months of fiscal 2002 and any transitional impairment loss will be recorded in the first quarter as a change in accounting principle. Management has reviewed the provisions of these statements but has not yet determined whether a goodwill impairment will result. As of September 30, 2001 and December 31, 2001, GreenMan has net unamortized goodwill of $2,172,198 and had no goodwill amortization expense for the three months ended December 31, 2001.

5. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                     September 30,   December 31,   Estimated
                                         2001           2001        Useful Lives
                                     ------------    ------------   ------------
Land .............................   $    336,365    $    336,365
Buildings ........................      1,939,040       2,054,779    10-20 years
Machinery and equipment ..........      5,386,636       5,684,517     5-10 years
Furniture and fixtures ...........        122,617         127,530      3-5 years
Motor vehicles ...................      3,774,152       3,991,031     3-10 years
                                     ------------    ------------
                                       11,558,810      12,194,222
Less accumulated depreciation
   and amortization ..............     (4,260,810)     (4,638,144)
                                     ------------    ------------
Property, plant and equipment, net   $  7,298,000    $  7,556,078
                                     ============    ============

6. Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

7, Common Stock Transactions

      In December 2001, a former director exercised 29,000 non-qualified options to purchase common stock at prices ranging from $.59 to $.88 per share. In addition, the former director exercised 5,200 non-qualified stock options using a net exercise feature, and was issued 313 shares of Common Stock.

8. Subsequent Events

Acquisition of An-Gun, Inc. Operations

      On January 1, 2002, GreenMan Technologies of Wisconsin, Inc., ("GreenMan of Wisconsin") a newly formed subsidiary of GreenMan Technologies of Minnesota acquired the operations and certain processing equipment of An-Gun, Inc. ("An-Gun") for approximately $78,000 in cash and 10,000 shares of GreenMan common stock. In addition, GreenMan of Wisconsin executed long term leases for certain processing and collection equipment and real estate with An-Gun and its affiliates. An-Gun is a Wisconsin based company in the business of collecting, processing and marketing of scrap tires which was founded in 1990 and provides scrap tire collection services in the states of Wisconsin, Illinois, Iowa, Michigan and Indiana.

Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, GreenMan reached an agreement with Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) whereby GreenMan repurchased its Class B convertible preferred stock held by RSLP for a $1,500,000 promissory note bearing interest at 10% and due in March 2007 and 100,000 shares of GreenMan's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in GreenMan's Form 10-KSB filed for the year ended September 30, 2001.

Results of Operations

      Three Months ended December 31, 2001 Compared to the Three Months ended December 31, 2000

        Net sales for the three months ended December 31, 2001 increased 35% or $1,618,754 to $6,308,300 as compared to $4,689,546 for the three months ended December 31, 2000. GreenMan processed 5.8 million passenger tire equivalents during the three months ended December 31, 2001, as compared to 4.7 million passenger tire equivalents for the three months ended December 31, 2000. The overall quality of revenue (revenue per passenger tire equivalent) increased due to the impact of several abatement projects (contracts awarded to GreenMan in situations where governmental entities intervene to cleanup abandoned tire piles) and increased product sales at GreenMan of Georgia as we commenced commercial operation of our waste wire processing equipment during the quarter ended December 31, 2001. The results also include the operations of Tennessee Tire Recyclers, Inc. which was acquired April 2001.

      Gross profit for the three months ended December 31, 2001 was $1,442,555 or 23% of net sales as compared to $1,099,589 or 23% of net sales for the three months ended December 31, 2000. The overall increase in volume and quality of revenue for the three months ended December 31, 2001 contributed to the increased gross profit.

      Selling, general and administrative expenses were $930,944 or 15% of net sales as compared to $829,007 or 18% of net sales for the three months ended December 31, 2000.

      GreenMan's operating profit increased 89% or $241,029 to $511,611 or 8% of net sales for the three months ended December 31, 2001 as compared to an operating profit of $270,582 or 6% of net sales for same 2000 period.

      GreenMan's net income increased $234,919 to $246,843 or $.02 per share for the three months ended December 31, 2001 as compared to $11,924 or $.00 per share for the same 2000 period.

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

      GreenMan has incurred losses since its inception aggregating $23,793,314 and has a working capital deficiency of $1,299,045 at December 31, 2001. From 1998 to 2000, GreenMan divested and/or closed under-performing non-core operations and eliminated the use of non-conventional financing methods which collectively have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to maintain profitable status and to raise additional financing.

      GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as waste wire processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. In order to better position GreenMan for the future, GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel and provide not only new sources of revenue but also reduce residual disposal costs. The equipment was installed and tested during the last half of fiscal 2001 and commenced commercial operation in October 2001. GreenMan's Minnesota facility currently disposes of its processing residue in landfills and is in the process of evaluating whether market conditions warrant the implementation of similar equipment to recycle their waste wire processing residual.

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

Factors Affecting Future Results

There are several factors which may effect the future operating results of GreenMan, including:

o the ability to successfully realize the anticipated ongoing cost reductions and revenue enhancements associated with GreenMan's waste wire processing project;

o the ability to successfully integrate the An-Gun, Inc. acquisition into GreenMan and realize the anticipated benefits;

o a significant part of GreenMan's business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no significant changes in legal proceedings during the quarter ended December 31, 2001.

Item 2.  Changes in Securities

         In December 2001, the Company issued 29,313 shares of its common stock upon exercise of non qualified stock options. Exemption from registration for these transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      (b) Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

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