Form 10-Q
period 2002-03-31
GREENMAN TECHNOLOGIES INC
filed 2002-05-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For Quarter Ended March 31, 2002           Commission File Number 1-13776
                      --------------                                 --------

                           GreenMan Technologies, Inc.
                           ---------------------------

        (Exact name of small business issuer as specified in its charter)

             Delaware                                     71-0724248
-----------------------------------              -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  7 Kimball Lane, Building A, Lynnfield, MA                01940
  -----------------------------------------              ---------
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

                                 Yes |X| No |_|

                 Number of shares outstanding as of May 1, 2002

                 Common Stock, $.01 par value, 14,717,601 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2002

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                    Page
                                                                           ----

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of
         September 30, 2001 and March 31, 2002                                 3

         Unaudited Condensed Consolidated Statements of Income
         for the three and six months ended March 31, 2001 and 2002            4

         Unaudited Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the six months ended March 31, 2002          5

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 2001 and 2002                          6

         Notes to Unaudited Condensed Consolidated Financial Statements     7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11-14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     16

         Signatures                                                           17


* The financial information at September 30, 2001 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                           September 30,     March 31,
                                                                               2001            2002
                                                                           ------------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ............................................   $    428,075    $    907,169
  Accounts receivable, trade, less allowance for doubtful accounts of
      $118,586 and $119,282 as of September 30, 2001 and March 31, 2002       3,447,071       2,554,224
  Equipment held for sale ..............................................        250,000         250,000
  Other current assets .................................................        791,575         971,355
                                                                           ------------    ------------
        Total current assets ...........................................      4,916,721       4,682,748
                                                                           ------------    ------------
Property, plant and equipment, net .....................................      7,298,000       8,341,223
                                                                           ------------    ------------
Other assets:
  Deferred loan costs ..................................................        373,963         330,973
  Goodwill, net ........................................................      2,172,198       2,172,198
  Note receivable ......................................................        200,000         200,000
  Other ................................................................        292,890         533,582
                                                                           ------------    ------------
        Total other assets .............................................      3,039,051       3,236,753
                                                                           ------------    ------------
                                                                           $ 15,253,772    $ 16,260,724
                                                                           ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current ...............................................   $  1,411,412    $  1,560,224
  Accounts payable .....................................................      2,612,400       1,882,061
  Accrued expenses .....................................................      1,025,559       1,033,826
  Obligations under capital leases, current ............................        239,287         301,334
  Notes payable, related party .........................................             --         575,000
                                                                           ------------    ------------
        Total current liabilities ......................................      5,288,658       5,352,445
  Notes payable, related party .........................................        575,000              --
  Notes payable, non-current portion ...................................      4,730,460       5,857,275
  Obligations under capital leases, non-current portion ................      1,759,257       2,083,846
                                                                           ------------    ------------
       Total liabilities ...............................................     12,353,375      13,293,566
                                                                           ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; 320,000
      shares issued and outstanding at September 30, 2001 ..............      3,200,000              --
  Common stock, $.01 par value, 20,000,000 shares authorized; 13,648,231 and 14,655,873 shares issued and outstanding at September 30,2001
      and March 31, 2002 ...............................................        136,482         146,559
  Additional paid-in capital ...........................................     23,659,072      26,454,896
  Accumulated deficit ..................................................    (24,040,157)    (23,579,297)
  Notes receivable, common stock .......................................        (55,000)        (55,000)
                                                                           ------------    ------------
        Total stockholders' equity .....................................      2,900,397       2,967,158
                                                                           ------------    ------------
                                                                           $ 15,253,772    $ 16,260,724
                                                                           ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
              Unaudited Condensed Consolidated Statements of Income

                                                         Three Months Ended              Six Months Ended
                                                      March 31,       March 31,       March 31,       March 31,
                                                        2001            2002            2001            2002
                                                    ------------    ------------    ------------    ------------
Net sales .......................................   $  4,579,195    $  5,560,649    $  9,268,741    $ 11,869,423
Cost of sales ...................................      3,625,750       4,217,149       7,217,941       9,083,369
                                                    ------------    ------------    ------------    ------------
Gross profit ....................................        953,445       1,343,500       2,050,800       2,786,054
                                                    ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative ...........        778,536         925,324       1,605,308       1,854,071
                                                    ------------    ------------    ------------    ------------
    Total operating expenses ....................        778,536         925,324       1,605,308       1,854,071
                                                    ------------    ------------    ------------    ------------
Operating profit ................................        174,909         418,176         445,492         931,983
                                                    ------------    ------------    ------------    ------------
Other income (expense):
  Interest and financing costs ..................       (247,308)       (294,983)       (498,814)       (563,487)
  Casualty loss .................................       (155,000)             --        (155,000)             --
  Forgiveness of indebtedness ...................             --          60,811              --          60,811
  Other, net ....................................        419,575          25,014         412,421          32,253
                                                    ------------    ------------    ------------    ------------
    Other income (expense), net .................         17,267         (209158)       (241,393)       (470,423)
                                                    ------------    ------------    ------------    ------------
Net income before income taxes ..................        192,176         209,018         204,099         461,560
Income taxes ....................................             --          (5,000)             --             700
                                                    ------------    ------------    ------------    ------------
Net income ......................................   $    192,176    $    214,018    $    204,099    $    460,860
                                                    ============    ============    ============    ============

Net income per share - basic ....................   $       0.01    $       0.02    $       0.02    $       0.03
                                                    ============    ============    ============    ============
Net income per share - diluted ..................   $       0.01    $       0.01    $       0.02    $       0.03
                                                    ============    ============    ============    ============

Weighted average shares outstanding - basic  ....     13,348,231      13,993,701      13,348,231      13,817,048
                                                    ============    ============    ============    ============

Weighted average shares outstanding - diluted ...     13,348,231      14,676,905      13,348,231      14,078,490
                                                    ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2002

                                                                                                           Notes
                                  Preferred Stock          Common Stock      Additional                 Receivable
                                -------------------    --------------------    Paid-in     Accumulated    Common
                                 Shares      Amount      Shares     Amount     Capital       Deficit       Stock       Total
                                --------  -----------  ----------  --------  -----------  ------------   --------   ----------
Balance, September 30, 2001 ..   320,000  $ 3,200,000  13,648,231  $136,482  $23,659,072  $(24,040,157)  $(55,000)  $2,900,397
Common stock issued for
  business acquisitions ......                             10,000       100        8,860                                 8,960
Repurchase and retirement
  of preferred stock .........  (320,000)  (3,200,000)    100,000     1,000    1,699,000                            (1,500,000)
Sale of common stock .........                            843,329     8,433    1,041,567                             1,050,000
Common stock issued upon
  exercise of stock options ..                             54,313       544       46,397                                46,941
Net income for the six months
  ended March 31, 2002 .......        --           --          --        --           --       460,860         --      460,860
                                --------  -----------  ----------  --------  -----------  ------------   --------   ----------
Balance, March 31, 2002 ......       -0-  $       -0-  14,655,873  $146,559  $26,454,896  $(23,579,297)  $(55,000)  $2,967,158
                                ========  ===========  ==========  ========  ===========  ============   ========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                              Six Months Ended
                                                                          March 31,      March 31,
                                                                             2001           2002
                                                                        -----------    -----------
Cash flows from operating activities:
  Net income ........................................................   $   204,099    $   460,860
    Adjustments to reconcile net income to net cash
    provided by operating activities:
  Loss on disposal of property, plant and equipment .................        29,711            917
  Amortization of deferred financing costs ..........................        50,085         42,990
  Depreciation and amortization .....................................       823,787        831,675
  Forgiveness of indebtedness .......................................            --        (60,811)
  (Increase) decrease in assets:
    Accounts receivable .............................................       280,990        892,847
    Insurance claim receivable ......................................      (437,525)            --
    Other current assets ............................................        (4,597)      (179,780)
  Increase (decrease) in liabilities:
    Accounts payable ................................................      (301,486)      (762,770)
    Other current liabilities .......................................        76,604          8,267
                                                                        -----------    -----------
       Net cash provided by (used for) operating activities .........       721,668      1,234,195
                                                                        -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment ................................      (398,408)    (1,240,496)
  Proceeds on disposal of property and equipment ....................       100,000             --
  (Increase) in equipment deposits ..................................      (467,488)            --
  (Increase) decrease in other assets ...............................       (47,203)      (245,592)
                                                                        -----------    -----------
       Net cash provided (used) by investing activities .............      (813,099)    (1,486,088)
                                                                        -----------    -----------
Cash flows from financing activities:
  Net advances under line of credit .................................    (1,255,675)        (1,203)
  Repayment of notes payable ........................................    (3,404,789)      (537,538)
  Proceeds from notes payable .......................................     5,334,093        314,349
  Net proceeds notes payable, related party .........................       200,000             --
  Principal payments on obligations under capital leases ............       (95,866)      (141,562)
  Deferred loan costs ...............................................      (396,000)            --
  Net proceeds from the sale of common stock ........................            --      1,050,000
  Net proceeds from exercise of stock options .......................            --         46,941
                                                                        -----------    -----------
    Net cash provided by (used for) financing activities ............      (381,763)       730,986
                                                                        -----------    -----------
Net increase in cash ................................................       290,332        479,094
                                                                        -----------    -----------
Cash and cash equivalents at beginning of period ....................        52,589        428,075
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $   342,921    $   907,169
                                                                        ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .............   $   207,020    $   528,200
  Interest paid .....................................................       406,742        524,669
  Note payable issued in connection with Preferred Stock repurchase .            --      1,500,000
  Common stock issued in connection with acquisitions ...............            --          8,960

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002

1. Business

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was organized in 1992 and is engaged in the business of collecting, processing and marketing scrap tires in whole or shredded form. The shredding operations are located in Jackson, Georgia; Savage, Minnesota; Kewaskum, Wisconsin and Ada, Oklahoma. GreenMan also supplies whole tires to cement kilns located in the states of Tennessee, Georgia, Florida, Michigan, Texas and Oklahoma.

      In April 2001, Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly-owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company that procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. TTRI currently provides scrap tire collection and disposal services in the states of Florida, Michigan, Texas and Oklahoma.

      In October 2001 all Georgia and Tennessee based tire collection and disposal operations of Technical Tire Recycling were consolidated into GreenMan Technologies of Georgia in order to maximize logistical and managerial resources of GreenMan's southeastern U.S. operations.

2. Acquisition of Business

      On January 1, 2002 GreenMan Technologies of Wisconsin, Inc. ("GreenMan Technologies of Wisconsin") a newly formed wholly-owned subsidiary of GreenMan Technologies of Minnesota acquired the operations and certain processing equipment of An-Gun, Inc. ("An-Gun"), a Wisconsin based company in the business of collecting, processing and marketing of scrap tires in the states of Wisconsin, Illinois, Iowa, Michigan and Indiana. GreenMan Technologies of Wisconsin paid approximately $78,000 in cash and 10,000 shares of GreenMan common stock for the acquired assets. In addition, GreenMan Technologies of Wisconsin, as lessee, executed long term leases for certain processing and collection equipment and real estate with An-Gun and its affiliates. 3. Formation of Joint Venture

      In January 2002, GreenMan Technologies of Oklahoma, Inc., a newly formed wholly-owned subsidiary of GreenMan ("GreenMan Technologies of Oklahoma"), and Able Tire Company, LLC, a Burleson, Texas tire processor and collector formed Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma"). Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma is the majority owner and has responsibility for finance and administration while Able Tire is responsible for marketing and operational management. The operations of GreenMan Technologies of Oklahoma are included in the consolidated financial statements since operations commenced in January 2002.

4. Basis of Presentation

      The consolidated financial statements include the results of operations of the Company's GreenMan Technologies of Minnesota, GreenMan Technologies of Georgia, GreenMan Technologies of Wisconsin, Technical Tire Recycling, GreenMan Technologies of Louisiana and GreenMan Technologies of Oklahoma subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2001 included in GreenMan's Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although management believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002

5. Net Income Per Share

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

      Net income per common share has been computed based on the following:

                                                          Three Months Ended           Six Months Ended
                                                       March 31,      March 31,    March 31,     March 31,
                                                         2001          2002          2001          2002
                                                      -----------   -----------   -----------   -----------
Net income applicable to common stock .............   $   192,176   $   214,018   $   204,099   $   460,860
                                                      ===========   ===========   ===========   ===========

Average number of common shares outstanding .......    13,348,231    13,993,701    13,348,231    13,817,048
Effect of dilutive options ........................            --       683,204            --       261,442
                                                      -----------   -----------   -----------   -----------
Average number of common shares outstanding used to
  calculate diluted net income per share ..........    13,348,231    14,676,905    13,348,231    14,078,490
                                                      ===========   ===========   ===========   ===========

6. New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept within six months of fiscal 2002. Any transitional impairment loss will be recorded in the first quarter as a change in accounting principle. Management has reviewed the provisions of these statements but has determined that no goodwill impairment loss will result. As of September 30, 2001 and March 31, 2002, GreenMan has net unamortized goodwill of $2,172,198 and had no goodwill amortization expense for the three and six months ended March 31, 2002.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                       September 30,   March 31,    Estimated
                                           2001          2002       Useful Lives
                                       ------------  ------------   -----------
Land ................................  $    336,365  $    336,365
Buildings ...........................     1,939,040     1,915,608    10-20 years
Machinery and equipment .............     5,386,636     6,547,496     5-10 years
Furniture and fixtures ..............       122,617       139,815      3-5 years
Motor vehicles ......................     3,774,152     4,483,410     3-10 years
                                       ------------  ------------
                                         11,588,810    13,422,694
Less accumulated depreciation
  and amortization ..................    (4,260,810)   (5,081,471)
                                       ------------  ------------
Property, plant and equipment, net ..  $  7,298,000  $  8,341,223
                                       ============  ============

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002

8. Segment Information

      GreenMan operates in one business segment; the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

9. Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, GreenMan repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given has been charged to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of GreenMan common stock valued at $750,000. GreenMan issued RSLP a promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

10. Common Stock Transactions

      In December 2001, a former director exercised 29,000 non-qualified options to purchase unregistered shares common stock at prices ranging from $.59 to $.88 per share. In addition, the former director exercised 5,200 non-qualified stock options using a net exercise feature, and was issued 313 shares of unregistered common stock.

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds. As of March 31, 2002, GreenMan has sold 843,329, shares of unregistered common stock to investors including existing shareholders for gross proceeds of $1,050,000. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account and have agreed not to sell or transfer the shares for a period of at least eighteen months after issuance.

      In February 2002 a director of GreenMan exercised 25,000 options to purchase common stock at $.88 per share.

11. Subsequent Events

     On April 4, 2002 GreenMan Technologies of Iowa, Inc., ("GreenMan Technologies of Iowa") a newly formed wholly-owned subsidiary of GreenMan acquired all Iowa based tire collection and processing operations of Utah Tire Recyclers, Inc. a Utah based company in the business of collecting, processing and marketing of scrap tires. GreenMan Technologies of Iowa paid $1,980,000 in the form of cash and long term debt for the acquired operations.

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

Results of Operations

      Three Months ended March 31, 2002 Compared to the Three Months ended March 31, 2001

      Net sales for the quarter ended March 31, 2002 increased 21% to $5,560,649 as compared to $4,579,195 for the quarter ended March 31, 2001. GreenMan processed approximately 5.6 million passenger tire equivalents during the three months ended March 31, 2002 as compared to approximately 4.8 million passenger tire equivalents during the three months ended March 31, 2001. The overall quality of revenue (revenue per passenger tire equivalent) improved due to the impact of several tire pile cleanup projects and increased product sales at GreenMan's Georgia operations. The results include the operations of our new subsidiaries formed in connection with the acquisitions of Tennessee Tire Recyclers, Inc. (acquired April 2001); An-Gun, Inc. (acquired January 2002) and GreenMan's interest in our majority owned joint venture, Able Tire of Oklahoma, LLC (commenced operations in January 02).

      The gross margin for the quarter ended March 31, 2002 increased to 24% of net sales as compared to 21% of net sales for the quarter ended March 31, 2001. The increase is primarily attributable to the continued improvement of GreenMan's southeastern U.S. operations and tire pile cleanup projects in the mid-west.

      Selling, general and administrative expenses for the quarters ended March 31, 2002 and 2001 were 17% of net sales.

      GreenMan reported an operating profit of $418,176 for the quarter ended March 30, 2002 compared to an operating profit of $174,909 for the quarter ended March 31, 2001.

      GreenMan had a net income of $214,018 or $.02 per basic share for the quarter ended March 31, 2002 as compared to net income of $192,176 or $.01 per basic share for the same 2001 period. The quarter ended March 31, 2001 includes other income of $437,525 from an insurance settlement and a casualty loss of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana.

Six Months ended March 31, 2002 Compared to the Six Months ended March 31, 2001

      Net sales for the six months ended March 31, 2002 increased 28% to $11,869,423 as compared to $9,268,741 for the six months ended March 31, 2001. GreenMan processed approximately 11.4 million passenger tire equivalents during the six months ended March 31, 2002 as compared to approximately 9.4 million passenger tire equivalents during the same period in 2001. The results also include the operations of our new subsidiaries formed in connection with the acquisitions of Tennessee Tire Recyclers, Inc. (acquired April 2001); An-Gun, Inc. (acquired January 2002) and GreenMan's interest in our majority owned joint venture, Able Tire of Oklahoma, LLC (commenced operations in January 02).

      The gross margin for the six months ended March 31, 2002 increased to 23% of net sales as compared to 22% for the six months ended March 31, 2001. The increase is primarily attributable to the continued improvement of GreenMan's southeastern U.S. operations and tire pile cleanup projects in the mid-west.

      Selling, general and administrative expenses for the six months ended March 31, 2002 were 16% of sales as compared to 17% for the six months ended March 31, 2001.

      GreenMan reported an operating profit of $931,893 for the six months ended March 31, 2002 as compared to an operating profit of $445,492 for the six months ended March 31, 2001.

      The six months ended March 31, 2001 includes other income of $437,525 from an insurance settlement and a casualty loss of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana.

      GreenMan reported net income of $460,860 or $.03 per basic share for the six months ended March 31, 2002 as compared to net income of $204,099 or $.02 per basic share for the six months ended March 31, 2001.

Environmental Liability

      There are no known material environmental violations or assessments.

Liquidity and Capital Resources

      Since its inception GreenMan has satisfied its capital requirements through the sale of common and preferred stock and debt securities to investors; loans from affiliated and unaffiliated lenders; the acquisition of machinery and equipment through capital leases and notes payable; the issuance of common stock and common stock options and warrants in lieu of cash for services rendered and more recently, profits from operations.

      GreenMan has incurred losses since its inception aggregating $23,579,297 and has a working capital deficiency of $669,697 at March 31, 2002. From 1998 to 2000, GreenMan divested and/or closed under-performing non-core operations and eliminated the use of non-conventional financing methods which collectively have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to sustain profitable status and/or to raise additional financing.

      GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of as waste wire processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. In order to better position GreenMan for the future, GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel and provide not only new sources of revenue but also reduce residual disposal costs. The equipment was installed and tested during the last half of fiscal 2001 and commenced commercial operation in October 2001. GreenMan Technologies of Georgia has realized both increased product sales and reduced disposal costs as a result of implementing this equipment.

      GreenMan's Minnesota facility currently disposes of its processing residue in landfills and is in the process of evaluating whether market conditions warrant the implementation of similar equipment to recycle their waste wire processing residual.

Private Offering of Common Stock

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds. As of March 31, 2002, GreenMan has sold 843,329, shares of unregistered common stock to investors including existing shareholders for gross proceeds of $1,050,000. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account and have agreed not to sell or transfer the shares for a period of at least eighteen months after issuance.

Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, GreenMan repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given has been charged to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of GreenMan common stock valued at $750,000. GreenMan issued RSLP a promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

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

o the ability to successfully integrate the An-Gun, Inc. and Utah Tire acquisitions into GreenMan and realize the anticipated benefits;

o a significant part of GreenMan's business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

      - the ability to integrate future acquisitions without significant disruption to the Company's ongoing business;

      -     distraction of management from the Company's on-going business;

      -     overpaying for the entity or assets acquired; and

      - the dilutive impact to existing shareholder's stock positions and earnings per share of common stock from the potential issuance of common stock or rights to purchase common stock used in future acquisitions.

o the delisting of GreenMan's common stock from the Nasdaq Small Cap Stock Market and the effect on the market for, and potentially the market price of, GreenMan's common stock; and

o     general economic conditions.

      GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will obtain such financing on acceptable terms, or at all.

      Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of GreenMan. As a result, there can be no assurance that GreenMan will be able to sustain profitability on a quarterly or annual basis. In light of the significant uncertainties inherent in GreenMan's business, forward-looking statements made in this report should not be regarded as a representation by GreenMan or any other person that the objectives and plans of GreenMan will be achieve.

PART II - OTHER INFORMATION

Item 2.     Changes in Securities

            On January 1, 2002 the Company issued 10,000 shares of its common stock in consideration of a non-competition agreement associated with the acquisition of certain assets of An-Gun, Inc. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act")

            On February 1, 2002 the Company issued 25,000 shares of its common stock upon exercise of stock options. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

            On February 14, 2002 the Company issued 100,000 shares of its common stock to Republic Services of Georgia, LLP in connection with the repurchase of the Class B Preferred Stock held by Republic. Exemption from registration for this transaction is claimed under
            Section 4(2) of the Securities Act.

            During the three months ended March 31, 2002 the Company issued 843,329 shares of its common stock in connection with a private placement of shares of common stock. Exemption from registration for these transactions is claimed under Rule 506 of Regulation D, promulgated under the Securities Act.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Company conducted a Special Meeting in lieu of an Annual Meeting of Stockholders on February 20, 2002. The matters considered at the meeting were election of four members of the Board of Directors and ratify a proposal for the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending September 30, 2002.

            The results of each vote was as follows:

                                                                 For       Against    Abstain
                                                              ----------  ---------  ----------
            Vote 1 - Election of four (4) members of the
            Board of Directors..............................  12,291,261    62,123   1,324,223

            Vote 2 - Proposal to ratify the selection of
            Wolf & Company, P.C. as independent auditors
            for the fiscal year ending September 30, 2002...  12,337,581     8,190       7,613

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 4        Form of Stock Subscription Agreement

            Exhibit 10.1 Stock Repurchase Agreement by and between GreenMan Technologies, Inc. and Republic Services of Georgia, LP, dated February 14, 2002.

            Exhibit 10.2 Promissory Note in the amount of $1,500,000 issued by GreenMan Technologies, Inc. dated February
                             14, 2002.

            Exhibit 11       Statement Regarding Net Income Per Share

      (b)   Reports on Form 8-K

            There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934 , the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             By: GreenMan Technologies, Inc.


                                                 /s/ Robert H. Davis
                                                 ---------------------------
                                                     Robert H. Davis
                                                 Chief Executive Officer

                                             By: GreenMan Technologies, Inc.


                                                  /s/ Charles E. Coppa
                                                 ---------------------------
                                                 Chief Financial Officer