Form 10QSB
period 2002-06-30
GREENMAN TECHNOLOGIES INC
filed 2002-08-13
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002                   Commission File Number 1-13776
                  -------------                                          -------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   71-0724248
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Kimball Lane, Building A, Lynnfield, MA                 01940
-----------------------------------------              ----------
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

                                 Yes |X| No |_|

                Number of shares outstanding as of August 1, 2002

                 Common Stock, $.01 par value, 15,411,956 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2002

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1. Financial Statements (*)

        Unaudited Condensed Consolidated Balance Sheets as of September 30,
        2001 and June 30, 2002                                                 3

        Unaudited Condensed Consolidated Statements of Income for the three
        and nine months ended June 30, 2001 and June 30, 2002                  4

        Unaudited Condensed Consolidated Statement of Changes in
        Stockholders' Equity for the nine months ended June 30, 2002           5

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        nine months ended June 30, 2001 and June 30, 2002                      6

        Notes to Unaudited Condensed Consolidated Financial Statements      7-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              11-13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 5. Certification Under Sarbanes-Oxley Act                                14

Item 6. Exhibits and Reports on Form 8-K                                      14

        Signatures                                                            15

* The financial information at September 30, 2001 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                    September 30,     June 30,
                                                                        2001            2002
                                                                    ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents .....................................   $    428,075    $    867,662
  Accounts receivable, trade, less allowance for doubtful
    accounts of $70,930 and $126,260 as of September 30, 2001
    and June 30, 2002 ...........................................      3,447,071       3,775,696
  Equipment held for sale .......................................        250,000          50,000
  Other current assets ..........................................        791,575       1,142,281
                                                                    ------------    ------------
        Total current assets ....................................      4,916,721       5,835,639
                                                                    ------------    ------------

Property and equipment, net .....................................      7,298,000       9,425,576
                                                                    ------------    ------------
Other assets:
  Deferred loan costs, net ......................................        373,963         336,521
  Goodwill, net .................................................      2,172,198       2,887,198
  Note receivable ...............................................        200,000         200,000
  Other .........................................................        292,890       1,029,048
                                                                    ------------    ------------
                                                                       3,039,051       4,452,767
                                                                    ------------    ------------
                                                                    $ 15,253,772    $ 19,713,982
                                                                    ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ........................................   $  1,411,412    $  2,257,917
  Accounts payable ..............................................      2,612,400       2,062,696
  Accrued expenses, other .......................................      1,025,559       1,038,720
  Obligations under capital leases, current .....................        239,287         291,162
  Notes payable, related party ..................................             --         575,000
                                                                    ------------    ------------
        Total current liabilities ...............................      5,288,658       6,225,495
  Notes payable, related party ..................................        575,000              --
  Notes payable, non-current portion ............................      4,730,460       6,521,264
  Obligations under capital leases, non-current portion .........      1,759,257       2,011,066
                                                                    ------------    ------------
        Total liabilities .......................................     12,353,375      14,757,825
                                                                    ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
    Class B convertible, liquidation value $10 per share, 320,000 and 0 shares issued and outstanding at September 30, 2001 and
    June 30, 2002 ...............................................      3,200,000              --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    13,648,231 and 15,385,281 shares issued and outstanding at
    September 30, 2001 and June 30, 2002 ........................        136,482         153,853
  Additional paid-in capital ....................................     23,659,072      27,995,601
  Accumulated deficit ...........................................    (24,040,157)    (23,148,297)
  Notes receivable, common stock ................................        (55,000)        (45,000)
                                                                    ------------    ------------
        Total stockholders' equity ..............................      2,900,397       4,956,157
                                                                    ------------    ------------
                                                                    $ 15,253,772    $ 19,713,982
                                                                    ============    ============

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
              Unaudited Condensed Consolidated Statements of Income

                                                             Three Months Ended             Nine Months Ended
                                                          June 30,        June 30,       June 30,        June 30,
                                                            2001            2002           2001            2002
                                                       ------------    ------------    ------------    ------------
Net sales ..........................................   $  5,795,436    $  7,175,533    $ 15,064,177    $ 19,044,483
Cost of sales ......................................      4,425,226       5,280,437      11,643,167      14,363,805
                                                       ------------    ------------    ------------    ------------
Gross profit .......................................      1,370,210       1,895,096       3,421,010       4,680,678
                                                       ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative ............        893,226       1,133,028       2,498,534       2,983,369
                                                       ------------    ------------    ------------    ------------
        Total operating expenses ...................        893,226       1,133,028       2,498,534       2,983,369
                                                       ------------    ------------    ------------    ------------

Operating profit ...................................        476,984         762,068         922,476       1,697,309
Other income (expense):
    Interest and financing costs ...................       (255,915)       (338,537)       (746,400)       (902,024)
    Casualty loss ..................................             --              --        (155,000)             --
    Forgiveness of indebtedness ....................         24,111          65,594          24,111         126,405
    Other, net .....................................        (34,626)        (13,552)        369,466            (327)
                                                       ------------    ------------    ------------    ------------
        Other (expense), net .......................       (266,430)       (286,495)       (507,823)       (775,946)
                                                       ------------    ------------    ------------    ------------
Net income before minority interest and income taxes        210,554         475,573         414,653         921,363
Minority interest ..................................             --          10,431              --          26,097
                                                       ------------    ------------    ------------    ------------
Net income before income taxes .....................        210,554         486,004              --         947,460
Income taxes .......................................             --         (55,000)             --         (55,600)
                                                       ------------    ------------    ------------    ------------
Net income .........................................   $    210,554    $    431,004    $    414,653    $    891,860
                                                       ============    ============    ============    ============

Net income per share - basic .......................   $       0.02    $       0.03    $       0.03    $       0.06
                                                       ============    ============    ============    ============
Net income  per share - diluted ....................   $       0.02    $       0.02    $       0.03    $       0.06
                                                       ============    ============    ============    ============

Weighted average shares outstanding - basic ........     13,515,264      15,082,778      13,403,909      14,238,958
                                                       ============    ============    ============    ============

Weighted average shares outstanding - diluted ......     13,515,264      17,713,259      13,403,909      15,782,596
                                                       ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2002

                                                                                                               Notes
                                        Preferred Stock         Common Stock      Additional                Receivable
                                    ---------------------  --------------------    Paid-in     Accumulated    Common
                                     Shares     Amount       Shares      Amount    Capital       Deficit       Stock       Total
                                    --------  -----------  ----------  --------  -----------  ------------   --------   ----------
Balance, September 30, 2001 ......   320,000  $ 3,200,000  13,648,231  $136,482  $23,659,072  $(24,040,157)  $(55,000)  $2,900,397
Repayment of loan ................        --           --          --        --           --            --     10,000       10,000
Repurchase of preferred stock ....  (320,000)  (3,200,000)    100,000     1,000    1,699,000                            (1,500,000)
Common stock issued for business
  combinations ...................        --           --      10,000       100        8,860            --         --        8,960
Common stock issued in connection
  with partial conversion of note
  payable ........................        --           --     300,000     3,000      747,000            --         --      750,000
Common stock issued upon exercise
  of stock options ...............        --           --      54,313       543       46,397            --         --       46,940
Common stock and warrants issued
  in connection with service
  agreement ......................        --           --      30,000       300       47,700            --         --       48,000
Sale of common stock .............        --           --   1,242,737    12,428    1,787,572            --         --    1,800,000
Net income for the nine months
  ended June 30, 2002 ............        --           --          --        --           --       891,860         --      891,860
                                    --------  -----------  ----------  --------  -----------  ------------   --------   ----------
Balance, June 30, 2002 ...........        --  $        --  15,385,281  $153,853  $27,995,601  $(23,148,297)  $(45,000)  $4,956,157
                                    ========  ===========  ==========  ========  ===========  ============   ========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                            Nine Months Ended
                                                                                        June 30,       June 30,
                                                                                          2001           2002
                                                                                      -----------    -----------
Cash flows from operating activities:
  Net income ......................................................................   $   414,653    $   891,860
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...................................................     1,385,978      1,377,179
  Loss on disposal of property, plant and equipment, net ..........................        63,706          1,154
  Common stock and warrants issued for services ...................................            --         12,000
  Forgiveness of indebtedness .....................................................       (24,111)      (126,405)
  Decrease (increase) in assets:
    Accounts receivable ...........................................................       (77,622)      (328,625)
    Other current assets ..........................................................       (58,359)      (350,705)
  (Decrease) increase in liabilities:
    Accounts payable ..............................................................      (292,958)      (423,299)
    Accrued expenses, other .......................................................      (238,926)        60,455
                                                                                      -----------    -----------
       Net cash provided by operating activities ..................................     1,172,361      1,113,614
                                                                                      -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment ..............................................    (1,786,500)    (2,918,002)
  Proceeds on disposal of property, plant and equipment ...........................     1,400,000        180,000
  Acquisition of businesses, net of cash acquired .................................        11,272       (719,600)
  (Increase) decrease in other assets .............................................      (339,873)      (736,158)
                                                                                      -----------    -----------
       Net cash used for investing activities .....................................      (715,101)    (4,193,760)
                                                                                      -----------    -----------
Cash flows from financing activities:
  Deferred financing costs ........................................................      (396,000)            --
  Net advances under line of credit ...............................................       177,870        412,196
  Net proceeds from notes payable, related party ..................................       200,000             --
  Repayment of notes receivable, common stock .....................................            --         10,000
  Proceeds from notes payable .....................................................     5,859,562      2,349,886
  Repayment of notes payable ......................................................    (5,802,057)      (874,774)
  Principal payments on obligations under capital leases ..........................      (157,735)      (224,515)
  Net proceeds on the sale of common stock ........................................            --      1,846,940
                                                                                      -----------    -----------
       Net cash (used for) provided by financing activities .......................      (118,360)     3,519,733
                                                                                      -----------    -----------
Net increase in cash ..............................................................       338,900        439,587
Cash and cash equivalents at beginning of period ..................................        52,589        428,075
                                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................................   $   391,489    $   867,662
                                                                                      ===========    ===========

Supplemental cash flow information:
  Property, plant and equipment acquired under capital leases .....................   $ 2,110,983    $   528,200
  Interest paid ...................................................................       624,452        843,682

Non cash investing and financing activities:
  Common stock issued in connection with acquisition ..............................   $    72,000    $     8,960
  See additional cash flow disclosures in Note 9

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

1. Business

      GreenMan Technologies, Inc. ("GreenMan") was organized in 1992 and is engaged in the business of collecting, processing and marketing scrap tires in whole or shredded form. The shredding operations are located in Jackson, Georgia; Savage, Minnesota; Kewaskum, Wisconsin; and Des Moines, Iowa. GreenMan also provides tire collection and disposal services in the states of Tennessee, Georgia, South Carolina, Florida, Michigan, Texas and Oklahoma.

      In April 2001, Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly owned subsidiary of GreenMan, acquired all of the net operating assets of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company that procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. TTRI currently provides scrap tire collection and disposal services in the states of Florida, Michigan, Texas and Oklahoma.

      In October 2001 all Georgia and Tennessee based tire collection and disposal operations of Technical Tire Recycling were consolidated into GreenMan Technologies of Georgia in order to maximize logistical and managerial resources of GreenMan's southeastern U.S. operations.

2. Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

3. Acquisition of Businesses

      On January 1, 2002 GreenMan Technologies of Wisconsin, Inc. ("GreenMan Technologies of Wisconsin"), a newly formed wholly-owned subsidiary of GreenMan Technologies of Minnesota, acquired the operations and certain processing equipment of An-Gun, Inc. ("An-Gun"), a Wisconsin based company in the business of collecting, processing and marketing of scrap tires in the states of Wisconsin, Illinois, Iowa, Michigan and Indiana. GreenMan Technologies of Wisconsin paid approximately $78,000 in cash and 10,000 shares of GreenMan common stock valued at $8,960 for the acquired assets. In addition, GreenMan Technologies of Wisconsin, as lessee, executed long term leases for certain processing and collection equipment and real estate with An-Gun and its affiliates.

      On April 4, 2002 GreenMan Technologies of Iowa, Inc. ("GreenMan Technologies of Iowa"), a newly formed wholly-owned subsidiary of GreenMan acquired the Iowa based tire collection and processing operations of Utah Tire Recyclers, Inc. ("UT"). GreenMan Technologies of Iowa paid $1,980,000 in the form of cash and the assumption of long term debt for the acquired operations.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

4. Formation of Joint Venture

      During January 2002 GreenMan Technologies of Oklahoma, Inc., a newly formed wholly-owned subsidiary of GreenMan ("GreenMan Technologies of Oklahoma") and Able Tire Company, LLC, a Burleson, Texas tire processor and collector, formed Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma") Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma is the majority owner and has responsibility for finance and administration while Able Tire Company will be responsible for all marketing efforts and operational management. The results of operations of GreenMan Technologies of Oklahoma are included in the consolidated financial statements since January 2002.

5. Net Income Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

      Net income per common share has been computed based on the following:

                                                          Three Months Ended           Nine Months Ended
                                                        June 30,      June 30,      June 30,      June 30,
                                                          2001          2002          2001          2002
                                                      -----------   -----------   -----------   -----------
Net income applicable to common stock .............   $   210,544   $   431,004   $   414,653   $   891,860
                                                      ===========   ===========   ===========   ===========
Average number of common shares outstanding .......    13,515,264    15,082,778    13,403,909    14,238,958
Effect of dilutive options ........................            --     2,630,481            --     1,543,638
                                                      -----------   -----------   -----------   -----------
Average number of common shares outstanding used to
calculate diluted net income per share ............    13,515,264    17,713,259    13,403,909    15,782,596
                                                      ===========   ===========   ===========   ===========

6. New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept within six months of fiscal 2002 and any transitional impairment loss will be recorded in the first quarter as a change in accounting principle. Management has reviewed the provisions of these statements and has determined that no goodwill impairment will result. As of September 30, 2001 and June 30, 2002, GreenMan has net unamortized goodwill of $2,172,198 and $2,887,198, respectively, and recognized no goodwill amortization expense for the three and nine months ended June 30, 2002.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                      September 30,     June 30,     Estimated
                                          2001            2002      Useful Lives
                                     ------------    ------------   ------------
Land ............................... $    336,365    $    336,365
Buildings ..........................    1,939,040       2,180,433    10-20 years
Machinery and equipment ............    5,386,636       7,465,098     5-10 years
Furniture and fixtures .............      122,617         156,235      3-5 years
Motor vehicles .....................    3,774,152       4,878,375     3-10 years
                                     ------------    ------------    -----------

                                       11,588,810      15,016,506
Less accumulated depreciation
  and amortization .................   (4,260,810)     (5,590,930)
                                     ------------    ------------
Property, plant and equipment, net . $  7,298,000    $  9,425,576
                                     ============    ============
8. Segment Information

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

10. Common Stock Transactions

      In February 2002 GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds. As of June 30, 2002 the Company has sold 1,242,737 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $1,800,000. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan shares of common stock for its own account and have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

      On April 1, 2002, GreenMan executed a one year financial consulting agreement with a third party. In exchange for services to be provided, GreenMan agreed to (1) issue 30,000 shares of unregistered common stock which vest over the term of the agreement (valued at $37,000); (2) issue warrants to purchase 150,000 shares of common stock (valued at $11,000) exercisable commencing in April 2002 through April 2005 at prices ranging from $2.25 to $4.50 per share.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

11. Litigation

      As previously reported, in October 2001, GreenMan commenced an action in the Supreme Court of the State of New York, County of Albany, against Acorn Processing, Inc. and TransWorld Equipment Sales, Inc. seeking the return of certain cryogenic equipment or a payment of $550,000 representing the value of the equipment. In November 2001 Acorn Processing filed several counterclaims against GreenMan and TransWorld, seeking damages of $250,000.

      In May 2002 GreenMan agreed to settle all of these claims in return for a payment of $180,000. GreenMan received the $180,000 payment on June 6, 2002 and as a result recorded a $20,000 loss on disposal during the quarter ended June 30, 2002. All legal proceedings have been terminated.

12. Subsequent Events

      On July 1, 2002 GreenMan Technologies of Minnesota acquired the operating assets of R&J Recycling Company, a Minnesota partnership in the business of collecting and marketing scrap tires in northern Minnesota and Wisconsin.

      On July 1, 2002 GreenMan Technologies of California, Inc., ("GreenMan Technologies of California"), a newly formed, wholly owned subsidiary of GreenMan Technologies, Inc. acquired the outstanding common stock of Unlimited Tire Technologies, Inc. ("UTT"), an Azusa, CA based company in the business of collecting, processing and marketing of scrap tires.

      The aggregate consideration, exclusive of debt assumed, for the two acquisitions consisted of 176,778 unregistered shares of GreenMan Technologies common stock valued at $397,750 and the issuance of $316,000 of long term debt.

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

Results of Operations

Three Months ended June 30, 2002 Compared to the Three Months ended June 30,
2001

      Net sales for the three months ended June 30, 2002 were $7,175,533, an increase of 24%, as compared to net sales of $5,795,436 for the three months ended June 30, 2001. GreenMan processed 7 million passenger tire equivalents during the quarter ended June 30, 2002 as compared to 6 million passenger tire equivalents during the quarter ended June 30, 2001. The overall quality of revenue (revenue per passenger tire equivalent) improved due to the impact of several tire pile cleanup projects and increased product sales throughout GreenMan. The results include the operations of our new subsidiaries formed in connection with the acquisitions of Tennessee Tire Recyclers, Inc. (April 2001); An-Gun, Inc. (January 2002); Utah Tire Recycler's Iowa operations (April 2002) and GreenMan's interest in our majority owned joint venture, Able Tire of Oklahoma, LLC (February 2002).

      The gross margin for the three months ended June 30, 2002 was $1,895,096 or 26% of net sales, as compared to $1,370,210 or 24% of net sales for the same period in the prior year as a result of the overall increase in our quality of revenue.

      Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,133,028 or 16% of net sales as compared to $893,226 or 15% of net sales for the three months ended June 30, 2001. GreenMan reported a 60% increase in operating profit to $762,068 for the quarter ended June 30, 2002 as compared to $476,984 for the quarter ended June 30, 2001. The increase is primarily attributable to the inclusion of GreenMan's recent acquisitions; the continued improvement of GreenMan's southeastern U.S. operations and tire pile cleanup projects in the mid-west.

      GreenMan had a net income of $431,004 or $0.03 per share for the three months ended June 30, 2002 as compared to a net income of $210,554 or $0.02 per share for the three months ended June 30, 2001.

Nine Months ended June 30, 2002 Compared to the Nine Months ended June 30, 2001

      Net sales for the nine months ended June 30, 2002 were $19,044,483, an increase of 26%, as compared to net sales of $15,064,177 for the nine months ended June 30, 2001. GreenMan processed 18.4 million passenger tire equivalents during the nine months ended June 30, 2002 as compared to 15.4 million passenger tire equivalents during the nine months ended June 30, 2001. The overall quality of revenue (revenue per passenger tire equivalent) improved due to the impact of several tire pile cleanup projects and increased product sales throughout GreenMan. The results also include the operations of our new subsidiaries formed in connection with the acquisitions of Tennessee Tire Recyclers, Inc. (April
2001); An-Gun, Inc. (January 2002); Utah Tire Recycler's Iowa operations (April
2002) and GreenMan's interest in our majority owned joint venture, Able Tire of Oklahoma, LLC (February 2002).

      Gross margin for the nine months ended June 30, 2002 increased to $4,680,678 or 25% of net sales as compared to $3,421,010 or 23% of net sales for the nine months ended June 30, 2001 as a result of the overall increase to our quality of revenue.

      Selling, general and administrative expenses were $2,983,369 for the nine months ended June 30, 2002 or 16% of sales as compared to $2,498,534 or 17% of sales.

      GreenMan's operating profit for the nine months ended June 30, 2002 increased 84% or $774,733 to $1,697,309 as compared to an operating profit of $922,476 for the nine months ended June 30, 2001. The improvement is attributable to a 19% increase in overall volume; an increased overall quality of revenue (revenue per passenger tire equivalent); tire pile cleanup projects in the mid-west and the inclusion of GreenMan's recent acquisitions.

      During the nine months ended June 30, 2001, GreenMan recorded other income of $438,000 due to an insurance settlement and an additional casualty loss expense of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana.

      The Company reported net income of $891,860 or $0.06 per share for the nine months ended June 30, 2002 as compared to a net income of $414,653 or $0.03 per share for the nine months ended June 30, 2001.

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

      GreenMan has incurred losses since its inception aggregating $23,148,297 and has a working capital deficiency of $389,856 at June 30, 2002. During the past three years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods that have contributed over $18.7 million of GreenMan's cumulative losses. Management understands that GreenMan's continued existence is dependent on its ability to remain profitable. In addition, GreenMan believes that it will be necessary to raise additional financing to fund continued growth.

Operating Performance Enhancements

      GreenMan's tire processing operations currently recover about 65% of the incoming tires processed with the balance disposed of a waste wire processing residual at a cost which exceeded $1,000,000 annually during the last two fiscal years. In order to better position GreenMan for the future, GreenMan has installed equipment at its Georgia facility to further process the waste wire processing residual into saleable components of rubber and steel and provide not only new sources of revenue but also reduce residual disposal costs. The equipment was installed and tested during the last half of fiscal 2001 and commenced commercial operations in October 2001. We are realizing both increased product sales and reduced disposal costs corporate wide as a result of increasing tire volumes and implementation of our Georgia and Wisconsin waste wire processing equipment. GreenMan's other locations currently dispose of their processing residue in landfills and are in the process of evaluating whether market conditions warrant the implementation of similar equipment to recycle their waste wire processing residual.

Equipment Held for Resale

      During the quarter ended June 30, 2002, GreenMan received proceeds of $180,000 for idle equipment (See Footnote 11) and is currently marketing additional idle equipment with a carrying value of $50,000 in order to raise additional capital.

Private Offering of Common Stock

      In February 2002 GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds. As of June 30, 2002 the Company has sold 1,242,737 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $1,800,000. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan shares of common stock for its own account and have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

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

Factors Affecting Future Results

There are several factors which may affect the future operating results of GreenMan, including:

o the ability to successfully realize the anticipated on-going cost reductions and revenue enhancements associated with GreenMan's waste wire processing project;

o the ability to successfully integrate recent acquisitions into GreenMan and realize the anticipated benefits;

o a significant part of GreenMan's business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

      o the ability to integrate future acquisitions without significant disruption of the Company's on-going business;

      o     overpaying for the entity or assets acquired; and

      o the dilutive impact to existing shareholder's stock positions and earnings per share of common stock from the potential issuance of common stock or right to purchase common stock used in future acquisitions.

o the delisting of GreenMan's common stock from the Nasdaq Small Cap Stock Market and the effect on the market for, and potentially the market price of, GreenMan's common stock; and

o     general economic conditions.

      GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will obtain such financing on acceptable terms or at all.

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

      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            As previously reported, in October 2001, GreenMan commenced an action in the Supreme Court of the State of New York, County of Albany, against Acorn Processing, Inc. and TransWorld Equipment Sales, Inc. seeking the return of certain cryogenic equipment or a payment of $550,000 representing the value of the equipment. In November 2001 Acorn Processing filed several counterclaims against GreenMan and TransWorld, seeking damages of $250,000.

            In May 2002 GreenMan agreed to settle all of these claims in return for a payment of $180,000. GreenMan received the $180,000 payment on June 6, 2002 and all legal proceedings have been terminated.

Item 2.     Changes in Securities

            During the three months ended June 30, 2002 the Company issued 399,408 shares of its common stock in connection with a private placement of shares of common stock. Exemption from registration for these transactions is claimed under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act")

            On April 1, 2002 the Company issued 30,000 shares of its unregistered common stock pursuant to the terms of a financial consulting agreement. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

            On May 6, 2002 the Company issued 300,000 shares of its common stock to Republic Services of Georgia, LLP ("RSLP") in connection with the reduction of the Company's note payable to RSLP. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

Item 5.     Certification Under Sarbanes-Oxley Act

            Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by
            Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10.3 Stock Repurchase Agreement by and between GreenMan Technologies, Inc. and Republic Services of Georgia, LP, dated May 6, 2002.

            Exhibit 10.4 Promissory Note in the amount of $750,000 issued by GreenMan Technologies, Inc. dated February 14, 2002

      (b)   Reports on Form 8-K

            A Form 8-K was filed on May 24, 2002 reporting a Pro Forma Balance Sheet as of March 31, 2002 reflecting the impact of (1) the sale of common stock under the terms of the Private Placement offering; (2) the issuance of common stock in connection with the reduction of the Promissory Note to Republic Services of Georgia, LP and (3) the issuance of common stock and warrants to purchase common stock for services as if those transactions had occurred prior to March 31, 2002.

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

                                     By: GreenMan Technologies, Inc.


                                         /s/ Robert H. Davis
                                         -------------------
                                             Robert H. Davis
                                         Chief Executive Officer

                                     By: GreenMan Technologies, Inc.


                                         /s/ Charles E. Coppa
                                         --------------------
                                             Charles E. Coppa
                                         Chief Financial Officer