Form 10KSB
period 2002-09-30
GREENMAN TECHNOLOGIES INC
filed 2003-01-02
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended September 30, 2002

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number    1-13776
                      -----------

                           GreenMan Technologies, Inc.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                    71-0724248
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 7 Kimball Lane, Building A, Lynnfield, MA 01940
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (781) 224-2411
                          --------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, $ .01 par value                   American Stock Exchange
-----------------------------
      (Title of each class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended September 30, 2002 were $27,451,633.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing bid prices of such stock, as of December 16, 2002 was $21,236,212.

As of December 16, 2002, 15,698,214 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                     Part 1

Item 1. Description of Business

General

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was founded as a Delaware corporation in 1992 and today comprises a group of eight affiliated companies that is now on an annualized run-rate to collect, process and market over 30 million scrap tires in whole, shredded or granule form. We are headquartered in Lynnfield, Massachusetts and currently operate size reduction operations in California, Georgia, Iowa, Minnesota, Oklahoma and Wisconsin and operate under exclusive agreements to supply whole tires to cement kilns located in Florida, Georgia, Illinois, Michigan, Oklahoma, Tennessee and Texas.

Recent Developments

      In July 1997, the Board of Directors hired Robert H. Davis, a 30-year veteran of the recycling industry and formerly Vice President of Recycling for Browning-Ferris Industries, Inc. as GreenMan's new Chief Executive Officer. While at Browning-Ferris, Mr. Davis was responsible for growing their entire North American recycling operations from startup to $650 million in five years. During the last four years, the current GreenMan management team led by Mr. Davis, have turned an unfocused company losing over $5 million per year into a leader within our industry.

      In April 2001, Technical Tire Recycling, Inc. ("TTRI"), a newly formed wholly-owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company which procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America. In October 2001, all Georgia and Tennessee based tire collection and disposal operations of TTRI were consolidated into GreenMan Technologies of Georgia, Inc. ("GreenMan Technologies of Georgia"), a wholly-owned subidiary in order to maximize logistical and managerial resources of GreenMan's southern U.S. operations.

      In January 2002, GreenMan Technologies of Wisconsin, Inc. ("GreenMan Technologies of Wisconsin"), a newly formed wholly-owned subsidiary of GreenMan Technologies of Minnesota, acquired the operations and certain processing equipment of An-Gun, Inc, a Wisconsin based company in the business of collecting, processing and marketing of scrap tires

      Also in January 2002, GreenMan Technologies of Oklahoma, Inc., ("GreenMan Technologies of Oklahoma") a newly formed wholly-owned subsidiary of GreenMan and Able Tire Company, LLC, a Burleson, Texas tire processor and collector, formed a joint venture known as Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma"). Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma is the majority owner and has responsibility for finance and administration while Able Tire is responsible for marketing and operational management.

      In April 2002, GreenMan Technologies of Iowa, Inc. ("GreenMan Technologies of Iowa"), a newly formed wholly-owned subsidiary of GreenMan acquired the Iowa based tire collection and processing operations of Utah Tire Recyclers, Inc., a Utah based company in the business of collecting, processing and marketing of scrap tires. The acquisition also provides GreenMan with an installed crumb rubber production capacity of over 15 million pounds per year.

      In July 2002, GreenMan Technologies of California, Inc., ("GreenMan Technologies of California") a newly formed wholly-owned subsidiary of GreenMan Technologies, acquired the outstanding common stock of Unlimited Tire Technologies, Inc., an Azusa, California based company in the business of collecting, processing and marketing scrap tires.

      In September 2002, GreenMan announced an agreement with US Century, LLC of San Antonio, Texas ("US Century") to be the sole producer of heavy duty roofing shingles from scrap tires for US Century. The patented "hail proof" product developed by US Century produces shingles stamped from the tread of scrap passenger and light truck tires which are coated and granulated to have a "slate look". A prototype shingle production line has been installed at the GreenMan Technologies of California's facility. Management is working with US Century to finalize product acceptance and commercialization criteria which are expected to occur during the second quarter of fiscal 2003.

Products and Services

      GreenMan's size reduction operations located in California, Georgia, Iowa, Minnesota, Oklahoma and Wisconsin are paid a fee to collect, transport and process scrap tires (i.e. collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e. product revenue).

      GreenMan collects scrap tires from three sources:

      o     local, regional and national tire stores;

      o     tire manufacturing plants; and

      o     illegal tire piles when governmental entities intervene to clean up

      The tires we collect are processed and sold ("end product" revenue):

      o as alternative fuel (in lieu of coal) by pulp and paper producers, cement kilns and electric utilities;

      o as an effective substitute for crushed stone in civil engineering applications such as road beds, landfill construction or septic field construction;

      o as feedstock to be further processed into crumb rubber (rubber granules) for playground and athletic surfaces, running tracks, landscaping/groundcover applications, bullet containment systems; or

      o as heavy-duty roofing shingles which are stamped from the tread of scrap passenger and light truck tires, coated with a granular material to have a "slate look" and then used as a replacement for wood shingles, particularly in areas where hail is prevalent.

      TTRI's whole tire operations are paid a fee by existing tire collectors to dispose of whole tires in states where TTRI has disposal contracts with cement kilns. TTRI pays the cement kilns a fee to accept the whole tires whereupon they are used as an alternative fuel source to coal as well as providing a source of iron oxide which is required in the cement making process.

Manufacturing/Processing

      GreenMan's tire shredding operations currently have the capacity to process about 40 million passenger tire equivalents annually. GreenMan's operations collected over 26 million passenger tire equivalents in the year ended September 30, 2002 as compared to approximately 21 million passenger tire equivalents during the year ended September 30, 2001. GreenMan will enter fiscal 2003 on a scrap tire run rate of over 30 million passenger tire equivalents annually.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip". This primary recycling process recovers approximately 65% of the incoming tire processed with the balance of cross-contaminated rubber and steel ("waste wire") historically disposed at a cost exceeding $1 million annually during the last two fiscal years. GreenMan has installed secondary equipment at its Georgia, Iowa, and Wisconsin facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also reduceed residual disposal costs. In Iowa, rubber is further granulated into particles less than one-quarter inch in size.

Raw Materials

      GreenMan believes it will have access to a supply of tires sufficient to meet its requirements for tire-derived fuel, civil engineering, feedstock markets and granulation for the foreseeable future. Specialized equipment for unique contracts is rented on an as-needed basis. According to the Scrap Tire Management Council, in 2000, approximately 280 million passenger tire equivalents (approximately one per person per year) were discarded annually in the United States in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. The Scrap Tire Management Council estimates that a total of approximately 180 million passenger tire equivalents are currently recycled of which approximately 115 million are burned as tire-derived fuel; 25 million are used in civil engineering applications and 40 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 100 million remaining passenger tire equivalents are now added to landfills annually. Accordingly, there is a more than ample supply of non-recycled tires to meet GreenMan's growth plan.

Customers

      The tire recycling operations have a diversified collection and product sales program that minimizes their vulnerability to the loss of any one customer. During the fiscal years ended September 30, 2002 and 2001, one customer accounted for approximately 10% and 15%, respectively of GreenMan's consolidated net sales. The diverse base of customers includes Goodyear, Bridgestone/Firestone, Cooper, Continental, Michelin, many local and regional tire outlets and state and local governments. Management does note believe that the loss of any individual customer would have a material adverse effect on the business of GreenMan and its subsidiaries, taken as a whole.

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

Competition

      GreenMan has positioned itself as a leader in tire recycling operations. We estimate that at our current scrap tire run rate, GreenMan operations collect over 10% of tires currently generated domestically, making it one of the largest tire recyclers in the United States.

      GreenMan competes in a highly fragmented and decentralized market in which many of its competitors are small and undercapitalized. Consequently, GreenMan believes there is an opportunity for industry consolidation and certain strategic value-added vertical integration. GreenMan's strategy is to continue to increase the number of passenger tire equivalents that it processes through aggressive sales and marketing efforts as well as through selective acquisitions of smaller competitors, while continuing to focus on identifying and generating marketing strategies for recycled tires and their by-products.

      Companies in the tire collection and processing industry have historically generated sufficient quantities of tires to satisfy the growing needs of tire derived fuel users such as cement kilns, pulp and paper producers and electric utilities or utilized in civil engineering projects such as landfill construction or road stabilization projects. There are also several companies that break down the tire material into its elemental components and sell the components individually.

Government Regulation

      GreenMan's tire recycling and manufacturing activities are subject to extensive and rigorous government regulation designed to protect the environment. Management does not believe that GreenMan's activities result in the emission of air pollutants, disposal of combustion residues, or storage of hazardous substances. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent GreenMan from obtaining, or affect the timing of, regulatory approvals. GreenMan uses its best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

      None of the equipment or machinery that GreenMan currently uses or intends to use in its current or proposed manufacturing activities is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market.

      GreenMan has used the name "GreenMan" in interstate commerce since inception and asserts a common law right in and to such name.

Employees

      As of September 30, 2002, GreenMan had 170 full time employees. Neither GreenMan nor any of its subsidiaries is a party to any collective bargaining agreements, and each considers the relationship with its employees to be satisfactory.

Item 2. Description of Properties

      GreenMan Technologies of Minnesota owns two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of land zoned for industrial use.

      In April 2001, GreenMan Technologies of Georgia sold all of its land and buildings located in Jackson, Georgia to a third party. Simultaneous with the sale, GreenMan Technologies of Georgia executed a twenty year lease with the same third party for use of that property at a monthly rental of $17,642. The lease can be renewed for four additional 5 year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease.

      GreenMan Technologies of Iowa leases a facility located on approximately 4 acres of land under a 36-month lease for $5,000 per month. The lease can be renewed for two additional one year periods and provides GreenMan Technologies of Iowa a right of first refusal to purchase the land and buildings during the term of the lease.

      GreenMan Technologies of Wisconsin leases a facility located on approximately 4 acres of land under a 36-month lease for $3,600 per month. At the end of the lease GreenMan of Wisconsin has the option to purchase the land and building for $350,000, with a portion of the lease payments being credited towards the purchase price.

      GreenMan Technologies of California leases approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expires in April 2007, with an option to extend the lease for an additional five years.

      Management believes these facilities are adequate for its current needs and have adequate space to accommodate expansion if required to meet ongoing growth.

Item 3. Legal Proceedings

      GreenMan was not a party to any pending legal proceedings as of September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      GreenMan's common stock began trading on the American Stock Exchange on September 20, 2002 under the symbol of "GRN". Prior to that time, the common stock had traded on the Over the Counter Bulletion Board under the symbol "GMT".

      Based on the minimal trading activity of common stock on the Boston Stock Exchange, GreenMan voluntarily withdrew its listing on that exchange effective November 13, 2002.

      The following table sets forth the high and low bid quotations for the common stock for the periods indicated as quoted on the Over the Counter Bulletin Board and effective, September 20, 2002 on the American Stock Exchange. Quotations from the Over the Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        ---------------------
                                                            Common Stock
                                                        ---------------------
                                                         High            Low
Fiscal 2001
-----------
Quarter Ended December 31, 2000                         $0.53           $0.25
Quarter Ended March 31, 2001                             0.52            0.30
Quarter Ended June 30, 2001                              0.54            0.34
Quarter Ended September 30, 2001                         0.85            0.38

Fiscal 2002
-----------
Quarter Ended December 31, 2001                         $1.35           $0.65
Quarter Ended March 31, 2002                             1.82            1.12
Quarter Ended June 30, 2002                              2.68            2.00
Quarter Ended September 30, 2002                         2.35            1.80

      On December 16, 2002, the closing bid price of the common stock was $2.35.

      As of December 16, 2002, management estimates the approximate number of stockholders of record of GreenMan's common stock to be 2,500.

      GreenMan has not paid any cash dividends on its common stock since inception and it does not anticipate paying any cash dividends in the foreseeable future.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Private Offering of Common Stock" and "Repurchase of Class B Convertible Preferred Stock", below, for descriptions of certain shares of capital stock sold during the fiscal year ended September 30, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Year ended September 30, 2002 Compared to year ended September 30, 2001

      Net sales for the year ended September 30, 2002 were $27,451,633, an increase of 26%, as compared to net sales of $21,753,070 for the year ended September 30, 2001. GreenMan processed over 26 million passenger tire equivalents during the year ended September 30, 2002 as compared to over 21.5 million passenger tire equivalents during the year ended September 30, 2001. The overall quality of revenue (revenue per passenger tire equivalent) improved due to the impact of several tire pile cleanup projects and increased end product sales which accounted for 12% of consolidated revenues for the year ended September 30, 2002 as compared to 7% for the prior year. The increase in end product sales is attributable to implementation of GreenMan's waste wire processing equipment and the recently acquired crumb rubber production capacity. The results also include the operations of three new subsidiaries formed in connection with recent acquisitions (GreenMan Technologies of Wisconsin (January
2002), GreenMan Technologies of Iowa (April 2002) and GreenMan Technologies of California (July 2002) and GreenMan's interest in our majority owned joint venture, Able Tire of Oklahoma, LLC (February 2002).

      Gross profit for the year ended September 30, 2002 was $6,254,624 or 23% of net sales as compared to $4,992,452 or 23% of net sales for the year ended September 30, 2001. The results for the year ended September 30, 2002 benefited from a 21% increase in overall volume; increased overall quality of revenue; tire pile cleanup projects in the mid-west and the inclusion of GreenMan's recent acquisitions. These benefits were offset by (1) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs due to a complete shredding equipment upgrade at GreenMan of Iowa; (2) approximately $150,000 relating to operating and startup losses associated with a new kiln relationship, which will be terminated December 31, 2002; and (3) corporate-wide insurance cost increases of over $100,000 during the quarter ended September 30, 2002 as a result of higher insurance limits due to recent acquisitions and increased renewal premiums reflecting the impact that September 11, 2001 has had on the insurance industry.

      Selling, general and administrative expenses were $4,398,146 or 16% of net sales for the year ended September 30, 2002, as compared to $3,503,865 or 16% of net sales for the year ended September 30, 2001. Included in the results for the year ended September 30, 2002 were approximately $200,000 of costs relating to GreenMan's specialty waste initiatives, which have been curtailed at this point, and approximately $100,000 associated with GreenMan's initial listing on the American Stock Exchange in September 2002.

      As a result of the foregoing, GreenMan's operating profit for the year ended September 30, 2002 increased 25% or $367,891 to $1,856,478 as compared to $1,488,587 for the year ended September 30, 2001.

      During the year ended September 30, 2001, GreenMan recorded other income of $437,525 due to an insurance settlement and a casualty loss of $155,000 associated with a litigation settlement related to the August 1998 fire at GreenMan Technologies of Louisiana. GreenMan also recorded $177,929 and 172,776 of income from forgiveness of indebtedness during the years ended September 30, 2002 and 2001, respectively, as a result of renegotiating and settling certain outstanding obligations due to various unrelated, unsecured vendors and creditors who agreed to forgive past due amounts due in return for an immediate payment of less than 100%.

      GreenMan recorded a net benefit for income taxes of $204,400 primarily due to the recognition of a deferred tax asset of $270,000. As a result of GreenMan's continued operating results, the Company expects to be able to realize the benefit of a portion of their federal net operating loss carryforwards.

      GreenMan's net income after taxes increased 27 percent to $1,018,027, or $.07 per share-basic for the year ended September 30, 2002 as compared to net income after taxes of $803,227, or $.06 per share-basic for the year ended September 30, 2001.

Liquidity and Capital Resources

      As of September 30, 2002, the Company had $780,497 in cash and cash equivalents and a working capital deficiency of $497,367. Management understands that the continued, successful sales and marketing of the Company's services and products, the introduction of new products and the Company's continued profitability from operations will be critical to the Company's future liquidity.

      During the past four years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods that had contributed over $18.7 million of GreenMan's cumulative losses. As a result of these divestitures and by implementing a very focused business plan and adding businesses, relationships and product lines that complement our core business of scrap tire management, GreenMan has been profitable during the past two fiscal years. However, GreenMan believes that it will be necessary to raise additional financing to fund continued growth.

      In order to better position GreenMan for the future, management has implemented the following actions:

Operating Performance Enhancements

      Historically, our tire processing operations were able to recover and sell about 65% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at a cost which exceeded $1,000,000 annually during the last two fiscal years. During the last two fiscal years, we have installed equipment at our Georgia, Iowa and Wisconsin facilities to further process the waste wire residual into saleable components of rubber and steel to provide new sources of revenue and reduce disposal costs. We are realizing both increased product sales and reduced disposal costs as a result of this equipment. The implementation of this equipment is another step towards our goal of realizing positive value from over 90% of each tire that we manage.

      During the fourth quarter of fiscal 2002, GreenMan initiated a $1.5 million equipment upgrade to its Des Moines, Iowa tire processing facility. We have completely replaced all tire shredders with more efficient, higher volume equipment and installed a third waste wire processing equipment line which will allow us to reduce waste wire disposal costs while providing the internal capacity to produce over 20 million pounds of rubber feedstock per year for our crumb rubber operations. The internalization of crumb rubber feedstock supply and production via our new processing equipment will eliminate over $250,000 in estimated annual transportation costs necessitated by sourcing crumb rubber feedstock from GreenMan's Wisconsin location at the same time it positions us to better meet the growing market demand for our products and services. During the July to November timeframe, we experienced inevitable one-time operational disruptions as well as increased transportation costs associated with temporarily diverting a significant portion of Iowa tires to our Minnesota plant during the equipment installation. These disruptive factors negatively impacted earnings in the fourth quarter of fiscal 2002 by approximately $150,000..

      The Iowa capital investment is being funded from a combination of internal cash flow and long term debt provided by the GreenMan Technologies of Iowa's existing lender, First American Bank of Des Moines, Iowa and the State of Iowa.

Private Offering of Common Stock

      In February 2002 GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of September 30, 2002 the Company sold 1,330,343 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $1,953,603. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets during fiscal 2002.

Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, GreenMan repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given has been credited to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of GreenMan's common stock valued at $750,000. GreenMan issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

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

Factors Affecting Future Results

There are several factors which may affect the future operating results of GreenMan, including:

o the ability to successfully realize the anticipated on-going cost reductions and revenue enhancements associated with GreenMan's waste wire processing projects;

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept within six months of fiscal 2002 and any transitional impairment loss will be recorded in the first quarter as a change in accounting principle. Management has reviewed the provisions of these statements and determined that no goodwill impairment had resulted during the year ended September 30, 2002. . As of September 30, 2002 and September 30, 2001, GreenMan has net unamortized goodwill of $3,413,894 and $2,172,198, respectively, and recognized no goodwill amortization expense for the year ended September 30, 2002.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. GreenMan will adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 143, 144 or 146 to impact its financial position and results of operations.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-19 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 9. Directors, Executive Officers and Key Employees

The directors and executive officers of GreenMan are as follows:

                  Name        Age            Position
                  ----        ---            --------
     Maurice E. Needham ....  62   Chairman of the Board of Directors
     Robert H. Davis .......  60   Chief Executive Officer; President; Director
     Charles E. Coppa ......  39   Chief Financial Officer; Treasurer; Secretary
     Mark T. Maust .........  44   Vice President of Operations
     Dr. Allen Kahn.........  81   Director
     Lew F. Boyd ...........  57   Director
     Lyle Jensen............  52   Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. Each outside director receives a fee of $2,500 per board meeting . Each outside director also participates in the Non-Employee Director Stock Option Plan.

      GreenMan has established an Audit Committee consisting of Messrs. Jensen (Chair) and Boyd and Dr. Kahn and a Compensation Committee consisting of Messrs. Boyd (Chair) and Jensen .

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

      ROBERT H. DAVIS has been Chief Executive Officer and a Director since July 1997. Prior to joining GreenMan, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc. Mr. Davis currently serves as a Director and Audit Committee member of Waste Connections, Inc., the fourth largest solid waste management company in the United States.

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

      MARK T. MAUST has been Vice President of Operations since July 2000 and Vice President of GreenMan Technologies of Minnesota, Inc. since July 1997. Prior to joining GreenMan, Mr. Maust served as Vice President for BFI Tire Recyclers of Minnesota, Inc. from July 1991 to June 1997. Mr. Maust was Vice President of Maust Tire Recycling from 1988 to 1991, when the business was sold to BFI and he joined BFI as a Vice President.

      ALLEN KAHN, M.D. has been a Director since March 2000. Dr. Kahn operated a private medical practice in Chicago, Illinois, which he founded in 1953 until his retirement in October 2002. Dr. Kahn has been actively involved as an investor in "concept companies" since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.). Dr. Kahn currently serves as a director of InfraCor, Inc., a technology-based construction firm focusing on the installation and rehabilitation of subsurface pipelines using trenchless technologies.

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

      LYLE JENSEN has been a Director since May 2002. For the past five years, Mr. Jensen has been Chief Executive Officer and part owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco, Corporporation from 1988 to 1997; Vice-President and General Manager of Interconics from 1984 to 1988; and as divisional controller of Rockwell International from 1973 to 1984.

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

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2002, 2001 and 2000, to the Chief Executive Officer, the Vice President of Operations and the Chief Financial Officer. GreenMan did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation             Long-Term
                                              -------------------            Compensation
                                                                   (1)        Securities       (3)
           Name and                                            Other Annual   Underlying     All Other
    Principal Position     Fiscal Year   Salary       Bonus    Compensation   Options (2)  Compensation
    ------------------     -----------   ------       -----    ------------   -----------  ------------

Robert H. Davis ..........    2002      $230,000     $23,000     $ 16,817         7,500      $   --
Chief Executive Officer       2001       230,000      44,000       15,586        25,000       5,813
                              2000(4)    230,000          --       14,292       125,000          --

Mark T. Maust ............    2002      $140,000     $70,000     $ 17,278         7,500      $   --
Vice President                2001       140,000      70,000       17,074        25,000       5,813
                              2000(5)    132,000      53,333       18,664       200,000          --

Charles E. Coppa .........    2002      $130,000     $ 5,000     $  7,200         7,500      $   --
Chief Financial Officer       2001       130,000      20,000        7,200        50,000       5,813
                              2000(6)    125,000          --        7,200       100,000          --

(1) Represents payments made to or on behalf of Messrs. Davis, Maust and Coppa for health insurance and auto allowances.

(2) The fiscal 2002 grants represent options granted to Mr. Davis, Mr. Maust and Mr. Coppa in August 2002. The fiscal 2001 grants represent options granted in January 2001 to Mr. Davis, Mr. Maust and Mr. Coppa

(3) Represents the value assigned to 19,375 shares of unregistered GreenMan common stock granted to each of Messrs. Davis, Maust and Coppa for prior services rendered.

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

Options/SAR Grants Table

      The following table sets forth each grant of stock options made during the year ended September 30, 2002 held by the executives named in the Summary Compensation Table above.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        % of Total
                                                          Options                  Market Price
                               Number of Securities     Granted to     Exercise       On Date
                               Underlying Options       Employees in     Price       of Grant      Expiration
Name                                 Granted            Fiscal Year    Per Share     Per Share        Date
----                                 -------            -----------    ---------     ---------        ----

Robert H. Davis ............        7,500 (1)              2.9%          $1.80         $1.80        8/23/12
Mark T. Maust ..............        7,500 (1)              2.9%          $1.80         $1.80        8/23/12
Charles E. Coppa............        7,500 (1)              2.9%          $1.80         $1.80        8/23/12

(1) Vests equally over a five year period.

      The following table sets forth information concerning the value of unexercised options as of September 30, 2002 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                                 Value of Unexercised
                                           Number of Unexercised                 In-the-Money Options
                                     Options at September 30, 2002 (1)         at September 30, 2002 (2)
                                     ---------------------------------        --------------------------
               Name                   Exercisable       Unexercisable         Exercisable  Unexercisable
               ----                  -------------     ---------------        -----------  -------------
Robert H. Davis ............             614,000          433,500               $704,830     $550,645
Mark T. Maust ..............             166,000          166,500               $214,470     $243,155
Charles E. Coppa ...........             214,000          173,500               $270,440     $247,235

(1) There were no options exercised by any of the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2002. The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis, December 30, 1997 in the case of Mr. Maust and March 23, 1999 in the case of Mr. Coppa at an annual rate of 20% of the underlying shares of Common Stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

(2) Assumes that the value of shares of common stock is equal to $2.05 per share, which was the closing bid price as listed by the American Stock Exchange on September 30, 2002.

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

      In April 1999, GreenMan entered into a three-year employment agreement with Mr. Davis pursuant to which Mr. Davis will receive a salary of $230,000 per annum with an additional $50,000 of deferred compensation in the first year. The agreement automatically renews for an additional three years upon each anniversary, unless notice of non-renewal is given by either party and provides for payment of twelve months salary as a severance payment for termination without cause. Any increases will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement also provides for Mr. Davis to receive incentive compensation based on the following formula:

  Consolidated Net Income Before        Incentive         Cumulative
          Income Taxes              Compensation Rate      Maximum

     $0 - $1,000,000                       5%             $ 50,000
     $1,000,001 - $2,000,000              7.5%              125,000
     $2,000,001+                          2.5%              125,000+

      Based upon GreenMan's fiscal 2002 performance, Mr. Davis chose to accept a reduced bonus amount of $23,000.

      In June 1999, GreenMan entered into a two-year employment agreement with Mr. Coppa pursuant to which Mr. Coppa currently receives a salary of $130,000 per annum. The agreement automatically renews for an additional two years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

Stock Option Plan

      GreenMan's 1993 Stock Option Plan, was established to provide options to purchase shares of common stock to employees, officers, directors and consultants. In March 2001, GreenMan's stockholders approved an increase to the number of shares authorized under the 1993 Stock Option Plan to 3,000,000 shares.

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

      The 1993 Stock Option Plan is administered by the Board of Directors, which has the authority to determine;

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

      As of September 30, 2002, there were 2,113,000 options granted and outstanding under the 1993 Stock Option Plan of which 1,201,800 options were exercisable at prices ranging from $0.38 to $4.70.

Non-Employee Director Stock Option Plan

      GreenMan's 1996 Non-Employee Director Stock Option Plan.is intended to promote the interests of GreenMan by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of the Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under Non-Employee Director Stock Option Plan , of which, options to purchase 20,000 shares of common stock have been granted as of September 30, 2002.

      Each person who was a member of the Board of Directors on January 24, 1996, and who was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and each option is immediately exercisable for a period of ten years from the date of the grant.

Employee Benefit Plan

      In August 1999, GreenMan implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2002 and 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding beneficial ownership of GreenMan common stock as of September 30, 2002:

      o by each person (including andy "group' as used in Section 13 (d) of the Securities and Exchange Act of 1934) who is known by GreenMan to own beneficially 5% or more of the outstanding shares of common stock;

      o     by each director and officer of GreenMan; and

      o     by all directors and officers of GreenMan as a group.

      Unless otherwise indicated below, to the knowledge of GreenMan, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2002, 15,654,665 shares of common stock were issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

                                              Number of Shares     Percentage of
Name (1)                                    Beneficially Owned(2)     Class
--------                                    ---------------------     -----
Dr. Allen Kahn (3) ...........................     2,712,591         16.66%
Maurice E. Needham (4) .......................     1,618,651          9.92%
Robert H. Davis (5) ..........................     1,095,700          6.71%
Charles E. Coppa (6) .........................       546,927          3.45%
Mark Maust (7) ...............................       357,236          2.26%
Lew F. Boyd (8) ..............................       336,088          2.13%
Lyle Jensen ..................................           300             *
All officers and directors as a group
      (7 persons) ............................     6,667,493         36.80%

* Less than 1%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                               Number of Shares    Percentage of
                                              Beneficially Owned     Class
                                              ------------------     -----
Richard Ledet (9) ............................     1,925,886         12.30%

(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, MA 01940

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 131,000 shares of common stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 500,000 shares of common stock issuable pursuant to immediately exercisable convertible notes payable.
(4) Includes 661,400 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 614,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 214,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(7) Includes 166,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(8) Includes 111,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(9)   Mr. Ledet's address is 2960 NE Broadway, Des Moines, IA 50317.

Common Stock Authorized for Issuance under Equity Compensation Plans

      For descriptions of equity compensation plans under which GreenMan common stock is authorized for issuance as of September 30, 2002, see Footnote 8 "Stockholders' Equity" of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      In July 2001, the Board of Directors approved the issuance of 100,000 shares of unregistered GreenMan common stock to certain employees in recognition of past services and recorded a $30,000 expense (assigned fair value based on the closing bid price of common stock on date of issuance) associated with the issuance of these shares during the year ended September 30, 2001. Messrs. Needham, Davis, Coppa, Maust, Boyd and Kahn collectively received 85,000 shares of these unregistered shares of common stock.

      On March 19, 2002, Mr. Jensen was granted options to purchase 25,000 shares of GreenMan common stock at an exercise price of $1.51 per share in conjunction with his becoming a Director of GreenMan. The options are exercisable for a period of ten years and vest equally over a five year period

      On August 23, 2002, Messrs. Needham, Davis, Coppa, Maust, Kahn, Boyd and Jensen were collectively granted options to purchase 30,000 shares of GreenMan common stock at an exercise price of $1.80 per share. The options are exercisable for a period of ten years and vest equally over a five year period.

Loans; Personal Guarantees

      In January 1998, Mr. Davis was advanced $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%. In September 2001, GreenMan agreed to extend the maturity date to April 15, 2004.

      In January 1999, Messrs. Davis and Coppa were advanced $55,000, in aggregate, under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in a private placement of GreenMan common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, Messrs. Davis and Coppa repaid $5,000 each toward their respective then outstanding balances.

      Messrs. Needham, Davis and Coppa have personally guaranteed the $1.1 million note payable issued to Cryopolymers Leasing Inc. in May 1999.

      Dr. Kahn has loaned GreenMan $375,000 as of September 30, 2002 under the terms of an October 1999 private offering of 10% convertible notes payable and warrants. GreenMan issued to Dr. Kahn immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share. Dr. Kahn has been granted piggy-back registration rights to register the underlying shares of common stock. The original maturity date of the convertible notes payable was twelve months after issuance and is payable in cash or unregistered common stock at a conversion price of $1.00 per share. In September 2000 and June 2001 Dr. Kahn agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, GreenMan agreed to reduce the conversion price to $.75 per share. In September 2002, Dr. Kahn again agreed to extend the maturity of each note for an additional twenty four months from their extended maturity dates.

      Dr. Kahn has also loaned GreenMan $200,000 as of September 30, 2002 under the terms of a November 2000 unsecured note payable which bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, Dr. Kahn again agreed to extend the maturity of the note for an additional twenty four months or until November 2004.

Related Party Transactions

      GreenMan Technologies rents several pieces of equipment on a monthly basis from Valley View Farms, Inc., a company co-owned by Mr. Maust. Rent expense associated with payments made to Valley View Farms for the years ended September 30, 2002 and 2001 was $355,040 and $328,012, respectively.

      In July 2002, GreenMan Technologies of Minnesota entered into a four-year equipment lease with Valley View Farms. Under the terms of the lease, GreenMan Technologies of Minnesota is required to pay $4,394 per month rental and has the ability to purchase the equipment at the end of the lease at approximately 40% of original value. The lease is classified as a capital lease at September 30, 2002 with an equipment value of $146,670.

      In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with Valley View Farms. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments made towards the purchase of the equipment at the end of the lease. The lease is classified as a capital lease at September 30, 2002 with an equipment value of $187,250.

      Able Tire of Oklahoma, LLC leases, on a month-to-month basis, certain rolling stock equipment from Gary Humphreys, an owner of Able Tire Company, LLC, the other member of Able Tire of Oklahoma, LLC. Payments made to Mr. Humphreys totaled $45,100 during the fiscal year ended September 30, 2002.

      Able Tire of Oklahoma, LLC also purchased certain operating equipment from Green Tree Resorts, a company partly owned by Mr. Humphreys, totaling $10,500 during the fiscal year ended September 30, 2002.

      All transactions, including loans, between GreenMan and its officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors, and are on terms no less favorable to GreenMan than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

      The following exhibits required by Item 601 of Regulation S-B are filed as part of this Form 10-KSB.

   Exhibit
     No.                     Description
     ---                     -----------

   3.1(1)    --  Certificate of Incorporation of GreenMan Technologies, Inc. as
                 amended

   3.2(2)    --  By-laws of GreenMan Technologies, Inc.

   4.1(2)    --  Specimen certificate for Common Stock of GreenMan Technologies,
                 Inc.

  10.1(2)    --  1993 Stock Option Plan.

  10.2(2)    --  Form of confidentiality and non-disclosure agreement for executive employees.

  10.3(4)    --  Employment Agreement between GreenMan Technologies, Inc. and
                 Robert H. Davis.

  10.4(1)    --  Promissory Note issued by Robert H. Davis dated January 9, 1998 in favor of GreenMan Technologies, Inc.

  10.5(1)    --  Promissory Note issued by Robert H. Davis dated January 4, 1999 in favor of GreenMan Technologies, Inc.

  10.6(1)    --  Extension Agreement dated September 30, 2000 between GreenMan
                 Technologies, Inc. and Robert H. Davis.

  10.7(1)    --  Extension Agreement dated September 30, 2001 between GreenMan and Robert H. Davis.

  10.8(4)    --  Employment Agreement between GreenMan Technologies, Inc. and
                 Charles E. Coppa.

  10.9(3)    --  Promissory Note issued by Charles E. Coppa dated January 4,
                 1999 in favor of GreenMan Technologies, Inc.

  10.10(1)   --  Convertible Note Payable issued October 27, 1999 by GreenMan
                 Technologies, Inc.to Dr. Allen Kahn.

  10.11(1)   --  Convertible Note Payable issued November 23, 1999 by GreenMan
                 Technologies, Inc. to Dr. Allen Kahn.

  10.12(1)   --  Convertible Note Payable issued February 18, 2000 by GreenMan
                 Technologies, Inc.to Dr. Allen Kahn.

  10.13(1)   --  Promissory note issued November 17, 2000 by GreenMan
                 Technologies, Inc. to Dr. Allen Kahn.

  10.14(1)   --  Extension Agreement dated September 30, 2000 between GreenMan
                 Technologies, Inc. and Dr. Allen Kahn.

  10.15(1)   --  Extension Agreement dated June 27, 2001 between GreenMan
                 Technologies, Inc. and Dr. Allen Kahn.

  10.16(5)   --  Loan and Security Agreement dated January 31, 2001 by and among
                 Coast Business Credit, GreenMan Technologies of Minnesota,
                 Inc. and GreenMan Technologies of Georgia, Inc.

  10.16(5)   --  Secured Promissory Note dated January 31, 2001 in the amount of $2,044,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to
                 Coast Business Credit.

  10.18(5)   --  Secured Promissory Note dated January 31, 2001 in the amount of
                 $822,250 executed by GreenMan Technologies of Minnesota, Inc.
                 and GreenMan Technologies of Georgia, Inc. payable to Coast Business Credit.

  10.19(5)   --  Secured Promissory Note dated January 31, 2001 in the amount of $812,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia, Inc. payable to
                 Coast Business Credit.

  10.20(5)   --  Secured Promissory Note dated January 31, 2001 in the amount of
                 $1,000,000 executed by GreenMan Technologies of Minnesota, Inc.
                 and GreenMan Technologies of Georgia, Inc. payable to Coast
                 Business Credit.

  10.21(5)   --  Security Agreement-Continuing Guaranty dated January 31, 2001 between GreenMan Technologies Inc. and Coast Business Credit.

  10.22(5)   --  Loan Agreement dated March 29, 2001 between GreenMan
                 Technologies of Minnesota, Inc. Bremer Business Finance
                 Corporation.

  10.23(5)   --  Real Estate Term Note dated January 31, 2001 in the amount of
                 $822,250 executed by GreenMan Technologies of Minnesota, Inc.
                 in favor of Bremer Business Finance Corporation.

  10.24(5)   --  Mortgage, Security Agreement, Fixture Financing Statement and
                 Assignment of Leases and Rents executed by GreenMan
                 Technologies of Minnesota, Inc. to Bremer Business Finance
                 Corporation.

  10.25(6)   --  Purchase and Sale Agreement By and Between GreenMan
                 Technologies of Georgia, Inc. and WTN Realty Trust dated April
                 2, 2001

  10.26(6)   --  Lease Agreement By and Between WTN Realty Trust to GreenMan
                 Technologies of Georgia, Inc. dated April 2, 2001.

  10.27(6)   --  $200,000 Promissory Note by WTN Realty Trust to GreenMan
                 Technologies of Georgia, Inc. dated April 2, 2001.

  10.28(6)   --  Purchase and Sale Agreement By and Between Technical Tire
                 Recycling, Inc. and Tennessee Tire Recyclers, Inc. dated April
                 16, 2001

  10.29(6)   --  $180,000 Promissory Note by Technical Tire Recycling, Inc. to
                 Tennessee Tire Recyclers, Inc. dated April 16, 2001.

  10.30(6)   --  Corporate Guarantee by GreenMan Technologies, Inc. of $180,000
                 note to Tennessee Tire Recyclers, Inc. dated April 16, 2001.

  10.31(7)   --  Stock Repurchase Agreement by and between GreenMan
                 Technologies, Inc. and Republic Services of Georgia, LP, dated
                 February 14, 2002.

  10.32(7)   --  $1,500,000 Promissory Note by GreenMan Technologies, Inc. to
                 Republic Services of Georgia, LP dated February 14, 2002.

  10.33(8)   --  Stock Repurchase Agreement by and between GreenMan
                 Technologies, Inc. and Republic Services of Georgia, LP dated
                 May 6, 2002

  10.34(8)   --  $750,000 Promissory Note by GreenMan Technologies, Inc. to
                 Republic Services of Georgia, LP dated May 6, 2002.

  10.35(3)   --  Extension Agreement dated September 23, 2002 between GreenMan and Dr. Allen Kahn.

  11.1(3)    --  Statement Regarding Computation of Earnings Per Share.

  21.1(3)    --  List of All Subsidiaries.


(1) Filed as a Exhibit to GreenMan's Form 10-KSB for the Fiscal Year Ended September 30, 2001 and incorporated herein by reference.

(2) Filed as an Exhibit to GreenMan's Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(3)   Filed herewith

(4) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended March 31, 2001 and incorporated herein by reference.

(6) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(7) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended March 31, 2002 and incorporated herein by reference.

(8) Filed as an Exhibit to GreenMan's Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended September 30, 2002

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, GreeenMan's principal executive officer and principal financial officer have concluded that GreenMan's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in GreenMan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           GreenMan Technologies, Inc.
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of September 30, 2002 and 2001                F-3

Consolidated Statements of Income for the Years Ended September
  30, 2002 and 2001                                                          F-4

Consolidated Statements of Changes in Stockholders' Equity fo
  the Years Ended September 30, 2002 and 2001                                F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2002 and 2001                                                F-6

Notes to Consolidated Financial Statements                                   F-7

                          Independent Auditors' Report

The Board of Directors and Stockholders
GreenMan Technologies, Inc.
Lynnfield, Massachusetts

      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2002 and 2001 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ WOLF & COMPANY, P.C.
                                              ------------------------
                                                  WOLF & COMPANY, P.C

Boston, Massachusetts
November 21, 2002

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                        September 30,
                                                                                    2002              2001
                                                                                ------------      ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents ...............................................     $    780,497      $    428,075
  Accounts receivable, trade, less allowance for doubtful accounts
    of $196,920 and  $118,586 as of September 30, 2002 and 2001 ...........        4,072,535         3,447,071
  Equipment held for sale .................................................          213,333           250,000
  Product inventory .......................................................          133,530                --
  Other current assets ....................................................        1,151,923           791,575
                                                                                ------------      ------------
      Total current assets ................................................        6,351,818         4,916,721
                                                                                ------------      ------------
Property, plant and equipment, net ........................................       10,845,337         7,298,000
                                                                                ------------      ------------
Other assets:
  Deferred loan costs .....................................................          313,603           373,963
  Goodwill, net ...........................................................        3,413,894         2,172,198
  Customer relationship intangibles, net ..................................          247,475                --
  Note receivable .........................................................          200,000           200,000
  Other ...................................................................          581,117           292,890
                                                                                ------------      ------------
      Total other assets ..................................................        4,756,089         3,039,051
                                                                                ------------      ------------
                                                                                $ 21,953,244      $ 15,253,772

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ..................................................     $  2,743,187      $  1,411,412
  Accounts payable ........................................................        2,576,647         2,612,400
  Accrued expenses, other .................................................        1,184,261         1,025,559
  Obligations under capital leases, current ...............................          345,090           239,287
                                                                                ------------      ------------
      Total current liabilities ...........................................        6,849,185         5,288,658
  Notes payable, related party ............................................          575,000           575,000
  Notes payable, non-current portion ......................................        6,789,932         4,730,460
  Obligations under capital leases, non-current portion ...................        2,176,000         1,759,257
                                                                                ------------      ------------
      Total liabilities ...................................................       16,390,117        12,353,375
                                                                                ------------      ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized:
    Class B convertible, liquidation value $10 per share, 0 and
    320,000 shares issued and outstanding at September 30, 2002 and 2001 ..               --         3,200,000
  Common stock, $.01 par value, 20,000,000 shares authorized;
    15,654,665 and 13,648,231 shares issued and outstanding at
    September 30, 2002 and 2001 ...........................................          156,547           136,482
  Additional paid-in capital ..............................................       28,473,710        23,659,072
  Accumulated deficit .....................................................      (23,022,130)      (24,040,157)
  Notes receivable, common stock ..........................................          (45,000)          (55,000)
                                                                                ------------      ------------
      Total stockholders' equity ..........................................        5,563,127         2,900,397
                                                                                ------------      ------------
                                                                                $ 21,953,244      $ 15,253,772
                                                                                ============      ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                        Consolidated Statements of Income

                                                     Years Ended September 30,
                                                       2002            2001
                                                   ------------    ------------

Net sales ......................................   $ 27,451,633    $ 21,753,070
Cost of sales ..................................     21,197,009      16,760,618
                                                   ------------    ------------
Gross profit ...................................      6,254,624       4,992,452
Operating expenses:
   Selling, general and administrative .........      4,398,146       3,503,865
                                                   ------------    ------------

Operating income ...............................      1,856,478       1,488,587
                                                   ------------    ------------
Other income (expense):
   Interest and financing costs, net ...........     (1,231,248)     (1,002,758)
   Other, net ..................................         10,468         345,622
   Casualty loss ...............................             --        (155,000)
   Forgiveness of indebtedness .................        177,929         172,776
                                                   ------------    ------------
      Other (expense), net .....................     (1,042,851)       (639,360)
                                                   ------------    ------------
Net income before income taxes .................        813,627         849,227
Benefit (provision) for income taxes ...........        204,400         (46,000)
                                                   ------------    ------------
Net income .....................................   $  1,018,027    $    803,227
                                                   ============    ============

Net income per share - basic ...................   $       0.07    $       0.06
                                                   ============    ============

Net income per share - diluted .................   $       0.06    $       0.06
                                                   ============    ============


Weighted average shares outstanding - basic ....     14,586,538      13,464,943
                                                   ============    ============

Weighted average shares outstanding - diluted ..     16,624,109      13,493,165
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2002 and 2001

                                                                                                             Notes
                                    Preferred Stock          Common Stock        Additional                Receivable,
                                 ---------------------  ---------------------     Paid-In     Accumulated    Common
                                  Shares     Amount        Shares     Amount      Capital       Deficit      Stock        Total
                                 --------  -----------  -----------  --------   -----------  ------------   --------   -----------

Balance, September 30, 2000 ..   320,000   $ 3,200,000   13,348,231  $133,482   $23,560,072  $(24,843,384)  $(55,000)  $ 1,995,170
Common stock issued for
  business combinations ......        --            --      200,000     2,000        70,000            --         --        72,000
Common stock issued for
  services rendered ..........        --            --      100,000     1,000        29,000            --         --        30,000
Net income for the year ended
  September 30, 2001 .........        --            --           --        --            --       803,227         --       803,227
                                --------   -----------   ----------  --------   -----------  ------------   --------   -----------
Balance, September 30, 2001 ..   320,000   $ 3,200,000   13,648,231   136,482    23,659,072   (24,040,157)   (55,000)    2,900,397

Repurchase of preferred
  stock ......................  (320,000)   (3,200,000)     100,000     1,000     1,699,000            --         --    (1,500,000)
Common stock issued for
  business acquisitions ......        --            --      191,778     1,918       334,242            --         --       336,160
Common stock issued in
  connection with partial
  conversion of note payable .        --            --      300,000     3,000       747,000            --         --       750,000
Common stock issued upon
  exercise of options ........        --            --       54,313       543        46,397            --         --        46,940
Common stock and warrants
  issued in connection
  with service agreement .....        --            --       30,000       300        47,700            --         --        48,000
Sale of common stock .........        --            --    1,330,343    13,304     1,940,299            --         --     1,953,603
Repayment of notes receivable,
  common stock ...............        --            --           --        --            --            --     10,000        10,000
Net income for the year ended
  September 30, 2002 .........        --            --           --        --            --     1,018,027         --     1,018,027
                                --------   -----------   ----------  --------   -----------  ------------   --------   -----------
Balance, September 30, 2002 ..        --   $        --   15,654,665  $156,547   $28,473,710  $(23,022,130)  $(45,000)  $ 5,563,127
                                ========   ===========   ==========  ========   ===========  ============   ========   ===========


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                   Years Ended September 30,
                                                                       2002          2001
                                                                   -----------   -----------
Cash flows from operating activities:
   Net income ...................................................  $ 1,018,027   $   803,227
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization ................................    1,859,815     1,808,648
   Loss on disposal of property, plant and equipment ............          730        68,372
   Amortization of deferred loan  costs .........................       88,765        93,514
   Deferred income tax benefit ..................................     (270,000)           --
   Common stock and warrants issued for services ................       24,000        30,000
   Forgiveness of indebtedness ..................................     (177,929)     (172,776)
   Decrease (increase) in assets:
      Accounts receivable .......................................     (526,189)   (1,074,003)
      Product inventory .........................................      (54,564)           --
      Other current assets ......................................      (29,183)     (120,145)
   Increase (decrease) in liabilities:
      Accounts payable ..........................................       27,398       355,724
      Accrued expenses ..........................................       66,504      (422,654)
                                                                   -----------   -----------
         Net cash provided by operating activities ..............    2,027,374     1,369,907
                                                                   -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment ...........................   (2,022,472)   (1,964,845)
   Increase to work in progress .................................     (848,515)           --
   Proceeds on sale of property and equipment and other assets ..      180,000     1,388,007
   Acquisition of businesses, net of cash acquired ..............     (608,437)      (53,728)
   (Increase) decrease in other assets ..........................     (263,708)     (303,339)
                                                                   -----------   -----------
        Net cash (used for) investing activities ................   (3,563,132)     (933,905)
                                                                   -----------   -----------
Cash flows from financing activities:
   Deferred financing costs .....................................      (28,405)     (427,226)
   Proceeds from notes payable ..................................      836,157     5,813,528
   Repayment of notes payable ...................................   (1,350,468)   (4,558,541)
   Net advances (repayments)  under line of credit ..............      736,146      (879,147)
   Net proceeds from notes payable, related party ...............           --       200,000
   Repayment of notes receivable, related party .................       10,000            --
   Principal payments on obligations under capital leases .......     (315,793)     (209,130)
   Cash received upon exercise of stock options .................       46,940            --
   Net proceeds on the sale of common stock .....................    1,953,603            --
                                                                   -----------   -----------
        Net cash provided by (used for) financing activities ....    1,888,180       (60,516)
                                                                   -----------   -----------
Net increase in cash and cash equivalents .......................      352,422       375,486
Cash and cash equivalents at beginning of year ..................      428,075        52,589
                                                                   -----------   -----------
Cash and cash equivalents at end of year ........................  $   780,497   $   428,075
                                                                   ===========   ===========
Supplemental cash flow information:
  Property and equipment acquired under capital leases ..........  $   310,139   $ 1,507,020
  Interest paid .................................................    1,119,035       842,564
  Common stock issued in acquisitions ...........................      336,160        72,000
  Debt issued in acquisitions ...................................    1,866,410            --
  Repurchase of preferred stock for note payable ................    1,500,000             0
  Common stock issued on conversion of notes payable ............      750,000             0


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was founded in 1992 and today comprises a group of eight affiliated companies that collect, process and market scrap tires in whole, shredded or granule form. We are headquartered in Lynnfield, Massachusetts and currently operate size reduction operations in Georgia, Minnesota, Iowa, Wisconsin, California and Oklahoma and operate under exclusive agreements to supply whole tires to cement kilns located in Tennessee, Georgia, Illinois, Oklahoma, Florida and Texas.

Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from equipment held for sale, notes receivable and other assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2002.

Cash Equivalents

      Cash equivalents include short-term investments with original maturities of three months or less.

Product Inventory

      Inventory consists of crumb rubber and is valued at the lower of cost or market on a first-in first-out (FIFO) method.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Deferred Loan Costs

      Deferred loan costs represent costs incurred in connection with securing financing for wholly owned subsidiaries in Minnesota, Iowa and Georgia. The amount is amortized to expense over the life of the related notes payable.

Revenue Recognition

      GreenMan has two sources of revenue: processing revenue that is derived from the collection, transportation and processing of scrap tires and product revenue that is derived from the sale of tire chips, crumb rubber and steel. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from the collection, transporting and processing of tires are recognized when processing of the tires has been completed.

Income Taxes

      Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax (benefit) expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

Net income per common share have been computed based on the following:

                                                    Year Ended     Year Ended
                                                   September 30,  September 30,
                                                       2002          2001

Net income applicable to common stock ............  $ 1,018,027    $   803,227
                                                    ===========    ===========

Average number of common shares outstanding ......   14,586,538     13,464,943
Effect of dilutive options .......................    2,037,571         28,222
                                                    -----------    -----------
Average number of common shares outstanding used
  to calculate diluted net income per share ......   16,624,109     13,493,165
                                                    ===========    ===========

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. As of September 30, 2002, GreenMan has net unamortized goodwill of $3,413,894 and goodwill amortization expense of $196,404 for the year ended September 30, 2001.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies - (Continued)

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. GreenMan will adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 143, 144 or 146 to impact its financial position and results of operations.

2. Acquisition of Businesses

      Effective on April 1, 2001, Technical Tire Recycling, Inc., ("TTRI"),a newly formed wholly owned subsidiary of GreenMan, acquired the net operations of Tennessee Tire Recyclers, Inc. TTRI is a Tennessee based company which procures whole scrap tires to be used as an alternative fuel to several of the largest cement companies in North America.

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

      On July 1, 2002 GreenMan Technologies of California, Inc. ("GreenMan Technologies of California"), a newly formed wholly-owned subsidiary of GreenMan acquired the outstanding common stock of Unlimited Tire Technologies, Inc. ("UTT"), an Azusa, California based company in the business of collecting, processing and marketing of scrap tires.

      The above fiscal 2001 acquisition was accounted for as a purchase and accordingly the results of operations are included in the consolidated financial statements since the date of acquisition. The aggregate consideration, exclusive of debt assumed for the acquisition consisted of $75,000 in cash, 200,000 shares of unregistered shares of GreenMan common stock valued at $72,000 and the issuance of $180,000 of long term debt. The total consideration paid exceeded the fair value of the net assets acquired resulting in the recognition of $942,000 of goodwill . In 2001, goodwill was being amortized over an estimated useful life of 20 years on a straight-line basis (See new accounting pronouncements in Note 1). Total goodwill amortization expense for the year ended September 30, 2001 was $196,354.

      The above fiscal 2002 acquisitions were accounted for as purchases and accordingly the results of operations are included in the consolidated financial statements since the date of each acquisition. The aggregate consideration, exclusive of debt assumed for the acquisitions consisted of $608,437 in cash, 191,778 shares of unregistered shares of GreenMan common stock valued at $336,160 and the issuance of $1,866,410 of long term debt. The total consideration paid exceeded the fair value of the net assets acquired by $1,493,696 resulting in the recognition of $1,241,696 of goodwill and $252,000 assigned to customer relationships. Customer relationships are being amortized over an estimated useful life of 20 years on a straight-line basis which will be evaluated annually. Amortization expense associated with customer relationships was $4,525 for the year ended September 30, 2002. The estimated annual amortization expense for customer relationships is $12,600.

      The changes in the carrying amount of goodwill for the year ended September 30, 2002, are as follows:

      Balance as of September 30, 2001................               $2,172,198

      Goodwill acquired during the year...............                1,241,696
                                                                     ----------
      Balance as of September 30, 2002................               $3,413,894
                                                                     ==========

      The following represents what net income and net income per share would have been in the periods presented exclusive of amortization expense for goodwill, which is no longer being amortized:

                                                   Year Ended       Year Ended
                                                 September 30,    September 30,
                                                      2002             2001
                                                 -------------    -------------
Net income:
      As reported                                 $1,018,027         $803,227
      Add back: Goodwill amortization                     --          196,354
                                                  ----------         --------
      Adjusted                                    $1,018,027         $999,581
                                                  ==========         ========

Basic earnings per share:
      As reported                                 $     0.07         $   0.06
      Add back: Goodwill amortization                                    0.01
                                                  ----------         --------
      Adjusted                                    $     0.07         $   0.07
                                                  ==========         ========

Diluted earnings per share:
      As reported                                 $     0.07         $   0.06
      Add back: Goodwill amortization                                    0.01
                                                  ----------         --------
      Adjusted                                    $     0.07         $   0.07
                                                  ==========         ========

                           GreenMan Technologies, Inc.
                    Notes To Consolidated Financial Statement

3. Formation of Joint Venture

      During January 2002 GreenMan Technologies of Oklahoma, Inc., ("GreenMan Technologies of Oklahoma"), a newly formed wholly-owned subsidiary of GreenMan and Able Tire Company, LLC, a Burleson, Texas tire processor and collector, formed a joint venture known as Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma") Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma is the majority owner and has responsibility for finance and administration while Able Tire Company will be responsible for all marketing efforts and operational management. The results of operations of Able Tire of Oklahoma are included in the consolidated financial statements since January 2002

4. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                          September 30,     September 30,     Estimated
                                              2002              2001         Useful Lives
                                          -------------     -------------    ------------
Land ................................     $    336,365      $    336,365
Buildings ...........................        2,245,891         1,939,040      10-20 years
Machinery and equipment .............        7,875,139         5,386,636       5-10 years
Furniture and fixtures ..............          169,721           122,617        3-5 years
Motor vehicles ......................        5,410,434         3,774,152       3-10 years
Construction work in process ........          848,515                --
                                          ------------      ------------
                                            16,886,065        11,558,810
Less accumulated depreciation
  And amortization ..................       (6,040,728)       (4,260,810)
                                          ------------      ------------
Property, plant and equipment, net ..     $ 10,845,337      $  7,298,000
                                          ============      ============

      In April 2001, GreenMan Technologies of Georgia sold all of its land and buildings to a third party for $1,300,000 and incurred a loss on the sale of approximately $33,000. GreenMan Technologies of Georgia received $1,100,000 in cash and a $200,000 note receivable that bears interest at 8.5% and is due April 2, 2004. The proceeds of the sale were used to repay the GreenMan Technologies of Georgia's portion of the Coast bridge loan of $812,500 plus accrued interest. (See Note 5). Simultaneous with the sale, GreenMan Technologies of Georgia executed a 20-year lease with the same third party that provides for a monthly rental of $17,642. The lease can be renewed for four additional 5-year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease (See Note 7).

      During the fourth quarter of fiscal 2002, GreenMan initiated a $1.5 million equipment upgrade to its Des Moines, Iowa tire processing facility to replace all tire shredders with more efficient, higher volume equipment and to install GreenMan's third waste wire processing equipment line in order to reduce waste wire disposal costs as well as provide the internal capacity to produce rubber feedstock per year for our crumb rubber operations. At September 30, 2002, GreenMan had $848,515 of work in progress relating to this initiative.

      Depreciation and amortization expense for the years ended September 30, 2002 and 2001 was $1,851,849 and $1,590,941 respectively.

5. Bank Credit Facility/Notes Payable

      In August 1998, GreenMan Technologies of Louisiana's crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation in December 1998. As a result of the fire, certain cryogenic equipment that GreenMan was leasing from Cryopolymers Leasing, Inc. ("Cryopolymers Leasing"), under an October 1997 agreement was destroyed.

      On May 14, 1999, GreenMan and Cryopolymers Leasing reached a settlement agreement valued at $3,255,000, Cryopolymers Leasing agreed to assign to GreenMan all interest in and to any additional insurance proceeds to be received as a result of the August 21, 1998 fire; transfer ownership of some additional cryogenic rubber recycling equipment to GreenMan; and withdraw from all legal proceedings against GreenMan. As part of the settlement agreement, GreenMan issued a $1,100,000 sixty month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004 The $1,100,000 note payable is personally guaranteed by three officers of GreenMan.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


5. Bank Credit Facility/Notes Payable - (Continued)

      On January 31, 2001 GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia, collectively secured a $7 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"). The Credit Facility consisted of approximately $3 million of term loans secured by machinery and equipment, approximately $1.6 million of bridge loans secured by all real estate of the entities and a working capital line of credit of up to $2.3 million secured by eligible accounts receivable, as defined.

      As of September 30, 2002 there was $893,670 outstanding under the working capital line of credit. The obligations under the Credit Facility are guaranteed by GreenMan and contain certain minimum reporting requirements and certain restrictions on intercompany cash transactions. GreenMan is in compliance with all requirements at September 30, 2002.

      GreenMan used the proceeds from the Credit Facility to repay the balance of approximately $3,372,000, including interest, due Finvoa Capital under GreenMan's previous credit facility. GreenMan also incurred approximately $346,000 of deferred loan costs associated with securing the Credit Facility. These deferred charges are being amortized over the life of the term notes. Amortization expense was $77,575 and $84,014 for years ended September 30, 2002 and 2001, respectively.

      On March 29, 2001, GreenMan Technologies of Minnesota executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, ("Bremer") payable in monthly installments including interest at prime plus 2.75% for the first 36 months and then prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the GreenMan Technologies of Minnesota portion of the Coast bridge loan of $822,250, including interest. GreenMan Technologies of Minnesota incurred $50,000 of deferred loan costs associated with the transaction, which is being amortized over the life of the term note. Amortization of deferred charges for the year ended was $8,340 and $5,000 for the years ended September 30, 2002 and 2001, respectively.

      In connection with the February 14, 2002, repurchase and retirement of all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.), GreenMan issued a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance (See Note 9).

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of GreenMan common stock valued at $750,000. GreenMan issued RSLP a promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

      On April 4, 2002, GreenMan Technologies of Iowa executed a five-year, $1,185,000 secured term note and a $300,000 line of credit (secured with all assets of GreenMan Technologies of Iowa) with First American Bank ("First American"),payable in installments of $23,735, with a final payment of unpaid principal and accrued interest on April 1, 2007. The term note bears interest at 7.5%. and the line of credit bears interest a prime rate plus 1.00% (5.75% at September 30, 2002). The proceeds of this term note were used in connection with the acquisition of UT. GreenMan Technologies of Iowa incurred $28,404 of deferred loan costs associated with the transaction, which are being amortized over the life of the term note. Amortization of deferred charges for the year ended September 30, 2002 was $2,850.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


5.    Bank Credit Facility/Notes Payable - (Continued)

Notes payable consists of the following at:                                                           September 30,    September 30,
                                                                                                          2002             2001
                                                                                                      -------------    -------------
Term note payable, Cryopolymers Leasing, guaranteed by three officers, due in monthly installments of $7,553 including interest at 7.75% with the remaining
  principal balance due June 2004 ................................................................     $ 1,079,576      $ 1,086,264
Line of credit, Coast, secured by eligible accounts receivable of GreenMan Technologies of
  Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan, and bearing
  interest at prime plus 2.0% (6.75% at September 30, 2002) ......................................         893,670          376,524
Line of credit, First American, secured by all assets of GreenMan Technologies of Iowa, bearing
  interest at prime plus 1.0% (5.75% at September 30, 2002) ......................................         219,000               --
Term note payable, Coast, secured by machinery and equipment of GreenMan Technologies of
  Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan, due in monthly
  installments of $34,067 including interest at prime plus 2.5% (7.25% at September 30, 2002) ....       1,396,734        1,805,534
Term note payable, Coast, secured by machinery and equipment acquired under the machinery and equipment line of credit, guaranteed by GreenMan, due in monthly installments of $13,283
  including interest at prime plus 2.5% (7.25% at September 30,2002) .............................         552,828          680,114
Term note payable, Bremer, secured by real estate of GreenMan Technologies of Minnesota, due in monthly installments of $10,649 including interest at prime plus 2.75% (7.50% at
  September 30, 2002) for 36 months then prime plus 2.25% ........................................         914,293          940,853
Term note payable, Republic Services of Georgia, LP, (Note 9) due in monthly installments of
  $3,125 plus interest at 10% with the remaining principal balance due May 2007 ..................         728,125               --
Term note payable, First American, secured by assets of GreenMan Technologies of Iowa, due in monthly installments of $23,735 including interest at 7.5% with the remaining principal
  balance due April 2007 .........................................................................         985,072               --
Term note payable, State of Iowa, secured by certain assets of GreenMan Technologies of Iowa, due in quarterly installments of $ 8,449 including interest at 1.5% with the remaining
  principal balance due November 2012 ............................................................         331,867               --
Term note payable, Sun Country Bank, secured by all assets of GreenMan Technologies of
  California, due in monthly installments of $6,607 including interest at 5.75% with the
  remaining principal balance due March 2011 .....................................................         543,038               --
Other term notes payable and assessments, secured by various equipment and requiring monthly installments at interest rates ranging from 2% to 12% and terms ranging from
  1 year to 5 years ..............................................................................       1,888,916        1,252,583
                                                                                                       -----------      -----------
                                                                                                         9,533,119        6,141,872

Less current portion .............................................................................      (2,743,187)      (1,411,412)
                                                                                                       -----------      -----------
  Notes payable, non-current portion .............................................................     $ 6,789,932      $ 4,730,460
                                                                                                       ===========      ===========

The following is a summary of maturities of notes payable at September 30, 2002:

      Years Ending September 30,
      --------------------------
      2003 ...............................               $2,743,187
      2004 ...............................                2,562,830
      2005 ...............................                1,378,476
      2006 ...............................                1,660,082
      2007 ...............................                  736,948
      2008 and thereafter.................                  451,596
                                                         ----------
                                                         $9,533,119
                                                         ==========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2002 and 2001 amounted to $842,376 and $665,082, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


6. Notes Payable-Related Party

      Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      As of September 30, 2002, a director of GreenMan is owed $375,000 under the terms of an October 1999 private offering of 10% convertible notes payable and warrants. GreenMan issued to the director immediately exercisable five year warrants to purchase 125,000 shares of common stock at exercise prices ranging from $.31 to $.50 per share and has granted piggy-back registration rights to register the underlying shares of common stock. The original maturity date of the convertible notes payable were twelve months after issuance and are payable in cash or unregistered common stock at a conversion price of $1.00 per share. In September 2000 and June 2001 the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, GreenMan agreed to reduce the conversion price to $.75 per share. In September 2002, the director again agreed to extend the maturity of each note for an additional twenty four months from their extended maturity dates.

Note Payable-Related Party

      In November 2000, GreenMan borrowed $200,000 from the same director who holds the convertible notes referred to above. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, the director agreed to extend the maturity of the note for an additional twenty four months or until November 2004.

      Total interest expense for related party notes was $62,250 and $59,122, for the years ended September 30, 2002 and 2001, respectively.

7. Capital Leases

      GreenMan leases land, buildings and machinery and equipment with a cost of $3,052,303 and $2,472,703 under capital lease agreements at September 30, 2002 and 2001, respectively. Accumulated amortization amounted to $565,480 and $371,589 at September 30, 2002 and 2001, respectively. Amortization expense for the years ended September 30, 2002 and 2001 amounted to $193,891 and $239,595 respectively.

      In April 2001, GreenMan Technologies of Georgia leased back their property under a 20-year lease requiring a monthly rental of $17,642. The lease can be renewed for four additional 5-year periods and provides GreenMan Technologies of Georgia an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. The lease has been classified as a capital lease with a value of $1,300.000. (See Note 4).

      In September 1999, GreenMan Technologies of Georgia entered into a five-year equipment lease with a company co-owned by an officer. Under the terms of the lease, GreenMan Technologies of Georgia is required to pay $6,421 per month rental and has the ability to apply 85% of all payments towards the purchase of the equipment. In August 2002 GreenMan Technologies of Georgia exercised it option to acquire the equipment .

      In July 2002, GreenMan Technologies of Minnesota entered into a four-year equipment lease with a company co-owned by an officer. Under the terms of the lease, GreenMan Technologies of Minnesota is required to pay $4,394 per month rental and has the ability to purchase the equipment at the end of the lease at approximately 40% of original value. The lease is classified as a capital lease at September 30, 2002 with an equipment value of $146,670.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


7. Capital Leases - (Continued)

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2002:

      Years Ending
      September 30,
      -------------
         2003 ............................              $   679,531
         2004 ............................                  667,297
         2005 ............................                  498,478
         2006.............................                  462,340
         2007.............................                  251,285
         2008 and thereafter..............                3,172,225
                                                        -----------
      Total minimum lease payments .......                5,731,156
      Less amount representing interest ..               (3,210,066)
                                                        -----------

      Present value of minimum lease payments           $ 2,521,090
                                                        ===========

      Interest expense on capital leases for the years ended September 30, 2002 and 2001 was $326,264 and $278,552, respectively.

8. Commitments and Contingencies

Employment Agreements

      GreenMan has employment agreements with three officers, which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      GreenMan rents several pieces of equipment on a monthly basis from a company co-owned by an officer. Rent expense for the years ended September 30, 2002 and 2001 was $335,040 and $328,012 respectively.

      GreenMan Technologies of Iowa leases a facility located on approximately 4 acres of land under a 36-month lease for $5,000 per month. The lease can be renewed for two additional one year periods and provides GreenMan Technologies of Iowa a right of first refusal to purchase the land and buildings during the term of the lease.

      GreenMan Technologies of Wisconsin leases a facility located on approximately 4 acres of land under a 36-month lease for $3,600 per month. At the end of the lease GreenMan of Wisconsin has the option to purchase the land and building for $350,000, with a portion of the lease payments being credited towards the purchase price.

      GreenMan Technologies of California leases approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expires in April 2007, with an option to extend the lease for an additional five years.

      Future annual rent commitments under the above real estate leases are as follows: 2003 - $118,200; 2004 - $118,200; 2005 - $55,800; 2006 - $15,000 and
2007 - $11,250. Rent expense for these lease agreements for the year ended September 30, 2002 was $66,150.

Litigation

In August 1998, GreenMan Technologies of Louisiana's crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation in December 1998. In November 1998 St. Francisville Industrial Park, Inc. commenced an action against GreenMan alleging that as a result of the negligence of GreenMan or one of its affiliates, a building which was being leased by GreenMan Technologies of Louisiana as successor in interest to a lease between St. Francisville Industrial Park, as lessor, and Cryopolymers, Inc., as lessee, burned and was damaged in the August 1998 fire at GreenMan Technologies of Louisiana. St. Francisville Industrial Park sought $505,500 for damages to the building and rent from the date of the fire through December 31, 1998.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


8. Commitments and Contingencies - (Continued)

      In March 2001 in lieu of incurring the potential costs associated with protracted litigation of this matter, management reached a settlement agreement whereby St. Francisville Industrial Park agreed to accept $200,000 in full settlement of all alleged claims. GreenMan's insurance company contributed $45,000 towards the settlement. GreenMan recorded a casualty loss of $155,000 in the year ended September 30, 2001.

      As previously reported, in October 2001, GreenMan commenced an action in the Supreme Court of the State of New York, County of Albany, against Acorn Processing, Inc. and TransWorld Equipment Sales, Inc. seeking the return of certain cryogenic equipment or a payment of $550,000. In November 2001 Acorn Processing filed several counterclaims against GreenMan and TransWorld, seeking damages of $250,000.

      In May 2002 GreenMan agreed to settle all of these claims in return for a payment of $180,000. GreenMan received the $180,000 payment on June 6, 2002 and all legal proceedings have been terminated.

9. Stockholders' Equity

Repurchase of Class B Convertible Preferred Stock

         On February 14, 2002, GreenMan repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given has been credited to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of GreenMan common stock valued at $750,000. GreenMan issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

Private Offering of Common Stock

      In February 2002 GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of September 30, 2002 the Company sold 1,330,343 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $1,953,603. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

Other Common Stock Transactions

      In July 2001, the Board of Directors approved the issuance of 100,000 shares of unregistered GreenMan common stock to certain employees in recognition of past services and recorded a $30,000 expense (assigned fair value based on closing bid price) associated with the issuance of these shares during the year ended September 30, 2001.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9. Stockholders' Equity - (Continued)

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

      The Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 1993 Stock Option Plan. Stock options granted are summarized as follows:

                                                         Year Ended               Year Ended
                                                     September 30, 2002       September 30, 2001
                                                    ---------------------   ----------------------
                                                                Weighted                  Weighted
                                                                 Average                  Average
                                                                Exercise                  Exercise
                                                    Shares        Price       Shares       Price
                                                    -------     --------    ---------    ----------
Outstanding at beginning of period ............    1,962,000    $ 0.89      2,002,000      $ 0.89
Granted .......................................      255,000      1.27        300,000         .40
Canceled ......................................     (102,800)      .76       (340,000)       1.42
Exercised .....................................       (1,200)     1.09             --          --
                                                   ---------                ---------
Outstanding at end of period ..................    2,113,000       .94      1,962,000         .85
                                                   =========                =========
Exercisable at end of period ..................    1,201,800       .97        813,600        1.12
                                                   =========                =========
Reserved for future grants at end of period ...      876,880                1,030,280
                                                   =========                =========
Weighted average fair value of options
  granted during the period ...................                 $ 0.78                     $ 0.11

Information pertaining to options outstanding under the plan at September 30, 2002 is as follows:

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining     Average                  Average
Exercise             Number    Contractual  Exercise      Number     Exercise
Prices            Outstanding    Life         Price     Exercisable    Price
--------          ----------   -----------  --------    -----------  ---------
$  .38 -  .53        798,000       7.4        $  .48      365,400      $ .50
$  .81 - 1.09      1,155,000       6.2           .97      791,400       1.00
$ 1.35                 5,000       1.6          1.35        5,000       1.35
$ 1.50 - 4.70        155,000       8.1          2.53       40,000       4.70
                   ---------                            ---------
                   2,113,000       6.8        $  .90    1,201,800      $0.97
                   =========                            =========

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

      The Board of Directors has reserved 60,000 shares of common stock for issuance under this plan and as of September 30, 2002, options to purchase 20,000 shares of common stock, at prices ranging from $.38 to $1.60 per share, have been granted. During the years ended September 30, 2002 and 2001, options were granted to purchase 4,000 shares common stock at $1.60 and $.38 per share, respectively, exercisable for a period of ten years. The weighted average fair value of the options on the date of grant was $.42 and $.09 per share, respectively, for the years ended September 30, 2002 and 2001.

      In December 2001, a former director exercised 4,000 non-employee director options to purchase unregistered shares common stock at prices ranging from $.59 to $.88 per share. In addition, the former director exercised an additional 4,000 non-employee director options using a net exercise feature, and was issued 241 shares of unregistered common stock.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9. Stockholders' Equity - (Continued)

Other Stock Options and Warrants

Information pertaining to all other options and warrants granted and outstanding is as follows:

                                            Year Ended               Year Ended
                                        September 30, 2002       September 30, 2001
                                       ---------------------   ----------------------
                                                   Weighted                  Weighted
                                                    Average                  Average
                                                   Exercise                  Exercise
                                       Shares        Price       Shares       Price
                                       -------     --------    ---------    ----------
Outstanding at beginning of period    2,324,900     $3.51       2,694,900     $3.70
Granted                                 225,000      1.50              --        --
Canceled                                (25,000)      .41        (370,000)     1.09
Exercised                               (50,000)      .88              --        --
                                      ---------                 ---------
Outstanding at end of period          2,474,900      3.41       2,324,900      4.12
                                      =========                 =========
Exercisable at end of period          1,896,400      4.10       1,701,900      4.44
                                      =========                 =========

Weighted average fair value of
options granted during the period                   $1.50                     $0.11

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining     Average                  Average
Exercise             Number    Contractual  Exercise      Number     Exercise
Prices            Outstanding     Life        Price     Exercisable    Price
--------          ----------   -----------  --------    -----------  ---------
$  .31 -  1.09    1,792,500        5.2       $  .86      1,439,000     $  .88
$ 1.50 -  4.50      375,000        3.6         2.43        150,000       2.00
$ 4.85 - 35.00      307,400        1.9        20.21        307,400      20.21
                  ---------                              ---------
                  2,474,900        4.5       $ 3.50      1,896,400     $ 4.14
                  =========                              =========

      GreenMan applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had the compensation cost for the stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                    Year Ended      Year Ended
                                   September 30,   September 30,
                                       2002            2001
                                   ------------    ------------
Net income:
     As reported                    $1,018,027       $803,227
     Pro forma                         808,836        702,810
Net income per share - basic:
     As reported                    $     0.07       $   0.06
     Pro forma                      $     0.06       $   0.05
Net income per share - diluted:
     As reported                    $     0.06       $   0.06
     Pro forma                      $     0.05       $   0.05

      The fair value of each option grant under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended September 30, 2002 and 2001: dividend yields of 0%; risk-free interest rates of 3.0% and 5.5% respectively; expected volatility of 50% and expected lives of 5 years.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9. Stockholders' Equity - (Continued)


Common Stock Reserved

      GreenMan has reserved common stock at September 30, 2002 as follows:

          Stock option plans .............................            3,040,080
          Other stock options ............................            1,226,500
          Other warrants .................................            1,248,400
                                                                      ---------
                                                                      5,514,980
                                                                      =========

      At September 30, 2002, GreenMan has 20,000,000 shares of authorized common stock of which 15,654,665 shares are outstanding. Approximately 1,490,000 of the shares of common stock reserved above are not issuable at September 30, 2002 pursuant to the terms of certain warrants and options referred to in the above table.

10. Employee Benefit Plan

      Effective August 1999, GreenMan has implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. GreenMan may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2002 and 2001.

11. Segment Information

      GreenMan operates in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

12. Major Customers

      During the fiscal years ended September 30, 2002 and 2001, one customer accounted for approximately 10% and 15%, respectively, of GreenMan's consolidated net sales.

13. Income Taxes

      The provision (benefit) for income taxes was comprised of the following amounts for the years ended:

                                                    September 30,  September 30,
                                                        2002           2001
                                                    -------------  -------------
      Current:
      Federal ....................................    $      --      $    --
      State ......................................       65,600       46,000
                                                      ---------      -------
                                                         65,600       46,000
                                                      ---------      -------
      Deferred federal and state taxes ...........     (270,000)          --
                                                      ---------      -------
      Total provision (benefit) for income taxes .    $(204,400)     $46,000
                                                      =========      =======

      A reconciliation of the statutory federal income tax rate as a percentage of pre-tax income is as follows for the years ended:

                                                    September 30,  September 30,
                                                        2002           2001
                                                    -------------  -------------

      Statutory rate ..............................     34.0%         34.0%
      State income taxes, net of federal benefit ..      5.3           3.6
      Benefit derived from net operating loss
        carryforward not previously provided for ..    (31.2)        (32.2)
      Change in valuation reserve on net
        deferred tax assets .......................    (33.2)           --
                                                       -----         -----
      Effective tax rate ..........................    (25.1)%        5.4%
                                                       =====         =====

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

13. Income Taxes

      The current state taxes result from income in states where the Company has no net operating loss carryforwards. The provision (benefit) for deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities recorded for financial reporting purposes and the amounts recorded for income tax reporting purposes.

The significant components of deferred income taxes included in other current assets are as follows:

                                                 September 30,     September 30,
                                                     2002              2001
                                                 -------------     -------------

      Net operating loss carryforards ....       $ 6,935,000        $ 7,097,000
      Other temporary differences ........           (51,000)           112,000
                                                 -----------        -----------
      Valuation reserve ..................        (6,614,000)        (7,209,000)
                                                 -----------        -----------
      Net deferred tax asset .............       $   270,000        $        --
                                                 ===========        ===========

The change in the valuation reserve is as follows:

                                                   Year Ended       Year Ended
                                                  September 30,    September 30,
                                                      2002             2001
                                                  -------------    -------------

      Balance at beginning of period .........     $ 7,209,000      $ 7,546,000
      Decrease due to expected realization of
        net operating loss carryforward ......        (270,000)              --
      Decrease due to rate differentials
        and current period operating results .        (325,000)        (337,000)
                                                   -----------      -----------
      Balance at end of period ...............     $ 6,614,000      $ 7,209,000
                                                   ===========      ===========

      As of September 30, 2001, GreenMan had recorded a full valuation allowance on the net operating loss carryforwards and other components of the deferred tax assets based on GreenMan's expected ability to realize the benefit of those assets. In the year ending September 30, 2002, GreenMan reduced the valuation allowance by $270,000 based on GreenMan's net income before taxes in the year then ending as well as expected net income before income taxes for the next fiscal year. The remaining net operating loss carryforwards and other components of the net deferred tax asset continue to have a full valuation allowance. GreenMan will evaluate the realizability of these deferred tax assets each quarter.

      As of September 30, 2002, GreenMan has net operating loss carryforwards of approximately $17,338,000. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2008 and 2002, respectively. In addition, GreenMan has Federal tax credit carryforwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2008. Use of net operating loss and tax credit carryforwards maybe subject to annual limitations based on ownership changes in GreenMan's common stock as defined by the Internal Revenue Code.

14. Fair Value of Financial Instruments

      At September 30, 2002 and 2001, GreenMan's financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $375,000 convertible note payable is approximately $650,000 and $375,000 at September 30, 2002 and 2001, respectively based upon the intrinsic value of the conversion feature on those dates (see Note 5).

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, , the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GreenMan Technologies, Inc.


                                               /s/ Robert H. Davis
                                               -------------------
                                                 Robert H. Davis
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                      Title(s)                       Date
       ---------                      --------                       ----

/s/ Maurice E. Needham          Chairman of the Board          December 30, 2002
----------------------
  Maurice E. Needham

  /s/ Robert H. Davis    Chief Executive Officer, President    December 30, 2002
  -------------------               and Director
    Robert H. Davis

 /s/ Charles E. Coppa         Chief Financial Officer,         December 30, 2002
 --------------------          Treasurer and Secretary
   Charles E. Coppa       (Principal Financial Officer and     December 30,.2002
                            Principal Accounting Officer)

    /s/ Lew F. Boyd                   Director                 December 30, 2002
    ---------------
      Lew F. Boyd

  /s/ Dr. Allen Kahn                  Director                 December 30, 2002
  ------------------
    Dr. Allen Kahn

    /s/ Lyle Jensen                   Director                 December 30, 2002
    ---------------
      Lyle Jensen

                            SECTION 302 CERTIFICATION

I, Robert H. Davis, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of GreenMan Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/   Robert H. Davis
      ---------------
      Robert H. Davis
      President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Charles E. Coppa, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-KSB of GreenMan Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/   Charles E. Coppa
      ----------------
      Charles E. Coppa
      Chief Financial Officer and Treasurer