Form 10QSB
period 2002-12-31
GREENMAN TECHNOLOGIES INC
filed 2003-02-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For Quarter Ended December 31, 2002        Commission File Number 1-13776
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

                                 Yes |X| No |_|


               Number of shares outstanding as of February 1, 2003
                 Common Stock, $.01 par value, 15,698,214 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2002

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements (*)

        Unaudited Condensed Consolidated Balance Sheets as of
        December 31, 2002 and September 30, 2002                              3

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended December 31, 2002 and 2001                 4

        Unaudited Condensed Consolidated Statement of Changes in
        Stockholders' Equity for the three months ended
        December 31, 2002                                                     5

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three months ended December 31, 2002 and 2001                 6

        Notes to Unaudited Condensed Consolidated Financial Statements      7-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10-12

Item 3. Controls and Procedures                                              13

                      PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                14

Item 5. Certification Under Sarbanes-Oxley Act                               14

Item 6. Exhibits and Reports on Form 8-K                                     14

        Signatures                                                           15

* The financial information at September 30, 2002 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                          December 31,      September 30,
                                                                                              2002              2002
                                                                                          ------------      ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $  1,125,477      $    780,497
  Accounts receivable, trade, less allowance for doubtful accounts of $123,343 and
     $196,920 as of December 31, 2002 and September 30, 2002 ........................        3,542,476         4,072,535
  Equipment held for sale ...........................................................          213,333           213,333
  Product inventory .................................................................          330,705           133,530
  Other current assets ..............................................................        1,082,586         1,151,923
                                                                                          ------------      ------------
        Total current assets ........................................................        6,294,577         6,351,818
                                                                                          ------------      ------------
Property, plant and equipment, net ..................................................       11,120,167        10,845,337
                                                                                          ------------      ------------
Other assets:
  Deferred loan costs ...............................................................          293,393           313,603
  Goodwill, net .....................................................................        3,413,894         3,413,894
  Customer relationship intangibles, net ............................................          244,325           247,475
  Note receivable ...................................................................               --           200,000
  Other .............................................................................          772,305           581,117
                                                                                          ------------      ------------
        Total other assets ..........................................................        4,723,917         4,756,089
                                                                                          ------------      ------------
                                                                                          $ 22,138,661      $ 21,953,244
                                                                                          ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ............................................................     $  3,020,150      $  2,743,187
  Accounts payable ..................................................................        2,405,853         2,576,647
  Accrued expenses ..................................................................        1,301,243         1,184,261
  Obligations under capital leases, current .........................................          416,454           345,090
                                                                                          ------------      ------------
        Total current liabilities ...................................................        7,755,367         6,849,185
    Notes payable, related party ....................................................          575,000           575,000
    Notes payable, non-current portion ..............................................        7,028,334         6,789,932
    Obligations under capital leases, non-current portion ...........................        2,123,871         2,176,000
                                                                                          ------------      ------------
        Total liabilities ...........................................................       16,870,905        16,390,117
                                                                                          ------------      ------------

Stockholder's equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ...               --                --
  Common stock, $.01 par value, 20,000,000 shares authorized: 15,698,214 and
     15,654,665 shares issued and outstanding at December 31, 2002 and
     September 30, 2002 .............................................................          156,982           156,547
  Additional paid-in capital ........................................................       28,533,475        28,473,710
  Accumulated deficit ...............................................................      (23,377,701)      (23,022,130)
  Notes receivable, common stock ....................................................          (45,000)          (45,000)
                                                                                          ------------      ------------
        Total stockholders' equity ..................................................        5,267,756         5,563,127
                                                                                          ------------      ------------
                                                                                          $ 22,138,661      $ 21,953,244
                                                                                          ============      ============


See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                       Three Months Ended
                                                          December 31,
                                                      2002             2001
                                                  -----------      -----------
Net sales ......................................  $ 7,963,457      $ 6,308,300
Cost of sales ..................................    6,580,184        4,865,745
                                                  -----------      -----------
Gross profit ...................................    1,383,273        1,442,555
                                                  -----------      -----------
Operating expenses:
    Selling, general and administrative ........    1,379,315          930,944
                                                  -----------      -----------
        Total operating expenses ...............    1,379,315          930,944
                                                  -----------      -----------
Operating profit ...............................        3,958          511,611
                                                  -----------      -----------
Other income (expense):
    Interest and financing costs ...............     (369,953)        (259,068)
    Other, net .................................       10,974               --
                                                  -----------      -----------
        Other (expense), net ...................     (358,979)        (259,068)
                                                  -----------      -----------

Net income (loss) before income taxes ..........     (355,021)         252,543
Income taxes ...................................         (550)          (5,700)
                                                  -----------      -----------
Net income (loss) ..............................  $  (355,571)     $   246,843
                                                  ===========      ===========

Net income (loss) per share - basic ............  $      (.02)     $       .02
                                                  ===========      ===========

Net income (loss) per share - diluted ..........  $      (.02)     $       .02
                                                  ===========      ===========

Weighted average shares outstanding - basic ....   15,676,479       13,648,550
                                                  ===========      ===========

Weighted average shares outstanding - diluted ..   15,676,479       14,341,992
                                                  ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2002


                                                                                                  Notes
                                               Common Stock        Additional                  Receivable
                                          ---------------------     Paid-in     Accumulated      Common
                                            Shares      Amount      Capital       Deficit         Stock        Total
                                          ----------   --------   -----------   ------------    --------    ----------
Balance, September 30, 2002 ...........   15,654,665   $156,547   $28,473,710   $(23,022,130)   $(45,000)   $5,563,127

Common stock issued upon exercise of
  stock options .......................       12,000        120        10,080             --          --        10,200

Sale of common stock ..................       31,549        315        49,685             --          --        50,000

Net loss for the three months ended
  December 31, 2002 ...................           --         --            --       (355,571)         --      (355,571)
                                          ----------   --------   -----------   ------------    --------    ----------
Balance, December 31, 2002 ............   15,698,214   $156,982   $28,533,475   $(23,377,701)   $(45,000)   $5,267,756
                                          ==========   ========   ===========   ============    ========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                    Three Months Ended
                                                                       December 31,
                                                                    2002          2001
                                                                --------------------------
Cash flows from operating activities:
    Net income (loss) .......................................   $  (355,571)   $   246,843
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation ............................................       548,542        388,854
    Loss on disposal of property, plant and equipment .......         6,200             --
    Amortization ............................................        26,230         21,495
    Decrease (increase) in assets:
        Accounts receivable .................................       530,059        568,175
        Product inventory ...................................      (197,175)            --
        Other current assets ................................        69,337       (144,253)
    (Decrease) increase in liabilities:
        Accounts payable ....................................      (170,794)    (1,031,225)
        Other current liabilities ...........................       116,982        316,476
                                                                -----------    -----------
          Net cash provided by operating activities .........       567,789        366,365
                                                                -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment ......................      (727,947)      (646,932)
    Decrease (increase) in other assets .....................        11,961       (241,620)
                                                                -----------    -----------
          Net cash used for investing activities ............      (715,986)      (888,552)
                                                                -----------    -----------
Cash flows from financing activities:
    Deferred financing costs ................................        (6,021)            --
    Net advances under line of credit .......................       146,516        305,278
    Repayment of notes payable ..............................      (399,130)      (271,115)
    Proceeds from notes payable .............................       767,920        143,754
    Principal payments on obligations under capital leases ..       (82,389)       (61,135)
    Cash received upon exercise of stock options ............        10,200         24,940
    Net proceeds on sale of common stock ....................        50,000             --
                                                                -----------    -----------
      Net cash provided by financing activities .............       493,177        141,722
                                                                -----------    -----------
Net increase (decrease) in cash .............................       344,980       (380,465)
Cash and cash equivalents at beginning of period ............       780,497        428,075
                                                                -----------    -----------
Cash and cash equivalents at end of period ..................   $ 1,125,477    $    47,610
                                                                ===========    ===========

Supplemental cash flow information:
    Machinery and equipment acquired under capital leases ...   $   101,623    $        --
    Interest paid ...........................................       350,451        213,654
    Taxes paid ..............................................           550         45,800


See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2002

1.    Business

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was founded in 1992 and today comprises seven operating locations that collect, process and market scrap tires in whole, shredded or granule form. We are headquartered in Lynnfield, Massachusetts and currently operate size reduction operations in Georgia, Minnesota, Iowa, Wisconsin, California and Oklahoma and operate under exclusive agreements to supply whole tires to cement kilns in located Tennessee, Georgia, Illinois, Oklahoma, Florida and Texas.

2.    Basis of Presentation

      The consolidated financial statements include the results of operations of GreenMan Technologies, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 included in GreenMan's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although management believes the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3.    Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2002, since the effect of the inclusion of all outstanding options and warrants would be anti-dilutive. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock for the three months ended December 31, 2001 would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

      Net income per common share has been computed based on the following for the three months ended December 31, 2001:

Net income applicable to common stock........................      $   246,843
                                                                   ===========

Average number of common shares outstanding..................       13,648,550
Effect of dilutive options...................................          693,442
                                                                   -----------
Average number of common shares outstanding used
  to calculate diluted net income per share..................       14,341,992
                                                                   ===========

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2002

4.    New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting 141, "Business Combinations" and Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. As of December 31, 2002 and September 30, 2002, GreenMan has net unamortized goodwill of $3,413,894.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets, and is effective for fiscal years beginning after June 15, 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. GreenMan has adopted SFAS No. 143 and SFAS No. 144 in the first quarter of fiscal 2003, such adoption did not impact its financial position and results of operations. GreenMan does not expect the future adoption of SFAS No. 146 to impact its financial position and results of operations.

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                              December 31,  September 30,     Estimated
                                                  2002           2002        Useful Lives
                                              -----------    -----------     ------------
Land .....................................    $   336,365    $   336,365
Buildings ................................      2,405,814      2,245,891     10-20 years
Machinery and equipment ..................      9,242,277      7,875,139      5-10 years
Furniture and fixtures ...................        278,808        169,721       3-5 years
Motor vehicles ...........................      5,440,373      5,410,434      3-10 years
Construction in progress .................             --        848,515
                                              -----------    -----------
                                               17,703,637     16,886,065
  Less accumulated depreciation
    and amortization                           (6,583,470)    (6,040,728)
                                              -----------    -----------
  Property, plant and equipment, net          $11,120,167    $10,845,337
                                              ===========    ===========

6.    Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2002

7.    Common Stock Transactions

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of December 31, 2002, the Company has sold 1,361,892 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,003,603. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

      In December 2002, 12,000 qualified options to purchase unregistered shares of common stock were exercised at $.85 per share.

8.    Subsequent Events

      On February 5, 2003 GreenMan announced its intent to open a new high-volume tire processing facility southeast of Nashville in LaVergne, Tennessee. GreenMan will operate the facility under a new wholly-owned subsidiary, GreenMan Technologies of Tennessee, Inc. Management estimates the LaVergne facility will commence operations during April 2003.

      On February 7, 2003, Southern Pacific Bank ("SPB") and it's wholly owned subsidiary, Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California and the Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC provided the GreenMan's main source of working capital financing and long term debt. GreenMan is in compliance with all covenants and other terms of its financing agreement with CBC.

      On February 13, 2003, the FDIC notified GreenMan that its existing line of credit would remain available for a minimum of six months under the existing terms and conditions, and that, subject to continued compliance with all financing covenants, GreenMan would be permitted to draw an additional $300,000 line of credit in addition to amounts currently outstanding. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations over this period, but recognizes it must refinance its CBC obligations in the near future. GreenMan is currently evaluating several financing alternatives in an effort to refinance the existing CBC obligations. No assurances can be given that such refinancing will be concluded in the near future on favorable terms, if at all. As of December 31, 2002, the unamortized balance of deferred financing charges relating to this obligation was $239,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in GreenMan's Form 10-KSB filed for the year ended September 30, 2002.

Results of Operations

   Three Months ended December 31, 2002 Compared to the Three Months ended December 31, 2001

      Net sales for the three months ended December 31, 2002 increased 26% or $1,655,157 to $7,963,457 as compared to $6,308,300 for the three months ended December 31, 2001. GreenMan processed 7.8 million passenger tire equivalents during the three months ended December 31, 2002, as compared to 5.8 million passenger tire equivalents for the three months ended December 31, 2001. The increases are attributable to (1) the inclusion of the operations of three new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002 and (2) increased end product revenue which accounted for 19% of consolidated revenues for the quarter ended December 31, 2002 as compared to 9% for the same period last year. These increases in end product revenues are attributable to implementation of GreenMan's waste wire processing equipment and the new crumb rubber capacity acquired in fiscal year 2002.

      Gross profit for the three months ended December 31, 2002 was $1,383,273 or 17% of net sales as compared to $1,442,555 or 23% of net sales for the three months ended December 31, 2001. The results for the quarter ended December 31, 2002 benefited from a 34% increase in overall volume and the inclusion of GreenMan's fiscal year 2002 acquisitions and the majority owned joint venture. These benefits were offset by (1) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs due to a complete shredding equipment upgrade at GreenMan of Iowa; (2) approximately $45,000 relating to operating and startup losses associated with a new kiln relationship, which was terminated December 31, 2002;
(3) $60,000 associated with the commercialization of our roofing shingle project; and (4) previously noted corporate-wide insurance cost increases of over $100,000 per quarter as a result of higher insurance limits due to recent acquisitions and increased renewal premiums reflecting the impact that September 11, 2001 has had on the industry.

      Selling, general and administrative expenses were $1,379,315 or 17% of net sales as compared to $930,944 or 15% of net sales for the three months ended December 31, 2001. The increase is primarily attributable to the inclusion of the operations of the three new subsidiaries and joint venture formed in fiscal 2002. In addition, the results for the quarter ended December 31, 2002 include approximately $45,000 of costs relating to GreenMan's specialty waste initiatives, which have been curtailed at this point, and approximately $60,000 associated with the initial startup activities associated with the recently announced Tennessee operation.

      GreenMan's operating profit was $3,958 or < 1% of net sales for the three months ended December 31, 2002 as compared to an operating profit of $511,611 or 8% of net sales for the same period in 2001.

      Interest and financing expenses increased approximately $111,000 during the quarter ended December 31, 2002 as a result of fiscal 2002 acquisitions and recent equipment upgrades.

      GreenMan's net loss for the quarter ended December 31, 2002 was $355,571, or $.02 per share as compared to net income of $246,843, or $.02 per share for the quarter ended December 31, 2001.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had $1,125,477 in cash and cash equivalents and a working capital deficiency of $849,123. Management understands that the continued, successful sales and marketing of the Company's services and products, the introduction of new products and re-establishing continued profitability from operations will be critical to the Company's future liquidity.

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

      In order to better position GreenMan for the future, management has implemented the following actions:

Operating Performance Enhancements

      Historically, our tire processing operations were able to recover and sell about 65% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost in excess of $1,000,000 during the last several fiscal years. During that time, we have installed equipment at our Georgia, Iowa and Wisconsin facilities to further process the waste wire residual into saleable components of rubber and steel to provide new sources of revenue and reduce disposal costs. As a result of these actions, we are another step closer towards our goal of realizing positive value from over 90% of each tire that we manage.

      During the fourth quarter of fiscal 2002, GreenMan initiated a $1.5 million equipment upgrade to its Des Moines, Iowa tire processing facility. We have completely replaced all tire shredders with more efficient, higher volume equipment and installed a third waste wire processing equipment line which will allow us to reduce waste wire disposal costs while increasing our capacity to produce over 20 million pounds of rubber feedstock per year for our crumb rubber operations. The internalization of crumb rubber feedstock supply and production via our new processing equipment will eliminate over $250,000 in estimated annual transportation costs necessitated by sourcing crumb rubber feedstock from GreenMan's Wisconsin location. Additionally, it positions us to better meet the growing market demand for our products and services. During the July to November timeframe, we experienced inevitable one-time operational disruptions as well as increased transportation costs associated with temporarily diverting a significant portion of Iowa tires to our Minnesota plant during the equipment installation. These disruptive factors negatively impacted earnings in the first quarter of fiscal 2003 by approximately $150,000.

      The Iowa capital investment is being funded by a combination of internal cash flow and long term debt provided by both an existing lender, First American Bank of Des Moines, Iowa and the State of Iowa.

Private Offering of Common Stock

      In February 2002 GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of December 31, 2002 the Company sold 1,361,892 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,003,603. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets during fiscal 2002.

      On February 7, 2003, Southern Pacific Bank ("SPB") and it's wholly owned subsidiary, Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California and the Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC provided the GreenMan's main source of working capital financing and long term debt. GreenMan is in compliance with all covenants and other terms of its financing agreement with CBC.

      On February 13, 2003, the FDIC notified GreenMan that its existing line of credit would remain available for a minimum of six months under the existing terms and conditions, and that, subject to continued compliance with all financing covenants, GreenMan would be permitted to draw an additional $300,000 line of credit in addition to amounts currently outstanding. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations over this period, but recognizes it must refinance its CBC obligations in the near future. GreenMan is currently evaluating several financing alternatives in an effort to refinance the existing CBC obligations. No assurances can be given that such refinancing will be concluded in the near future on favorable terms, if at all. As of December 31, 2002, the unamortized balance of deferred financing charges relating to this obligation was $239,400.

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

o the ability to refinance, on acceptable terms, GreenMan's obligations to Coast Business Credit in light of their February 7, 2003 shutdown by the FDIC;

o a significant part of GreenMan's business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

      - the ability to integrate future acquisition without significant disruption of the Company's ongoing business;

      - distraction of management from on-going company's business; overpaying for the entity or assets acquired; and

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

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, GreenMan's principal executive officer and principal financial officer have concluded that GreenMan's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in GreenMan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        PART II - OTHER INFORMATION

Item 2. Changes in Securities

      During the three months ended December 31, 2002 the Company issued 31,549 shares of its common stock in connection with a private placement of shares of common stock for gross proceeds of $50,000. Exemption from registration for these transactions is claimed under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

      In December 2002 the company issued 12,000 shares of its common stock upon exercise of qualified stock options for gross proceeds of $10,200. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Certification Under Sarbanes-Oxley Act

      Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits None

      (b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

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


                                          By: GreenMan Technologies, Inc.


                                                /s/ Charles E. Coppa
                                                --------------------

                                        Chief Financial Officer, Treasurer,
                                                     Secretary

      I, Robert H. Davis, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of GreenMan Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: February 14, 2003
                                          -------------------
                                          Robert H. Davis
                                          President and Chief Executive Officer

CERTIFICATION

      I, Charles E. Coppa, Chief Financial Officer and Treasurer, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of GreenMan Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: February 14, 2003
                                           -------------------
                                           Charles E. Coppa
                                           Chief Financial Officer and Treasurer