Form 10QSB
period 2003-03-31
GREENMAN TECHNOLOGIES INC
filed 2003-05-14
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For Quarter Ended March 31, 2003            Commission File Number 1-13776
                     --------------                                   -------

                           GreenMan Technologies, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      71-0724248
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7 Kimball Lane, Building A, Lynnfield, MA                  01940
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code (781) 224-2411
                                                         --------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                Number of shares outstanding as of May 15, 2003
                Common Stock, $.01 par value, 15,795,054 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2003

                                Table of Contents

                        PART I -- FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.  Financial Statements (*)

         Unaudited Condensed Consolidated Balance Sheets as of
         March 31, 2003 and September 30, 2002                                 3

         Unaudited Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 2003 and 2002            4

         Unaudited Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the six months ended March 31, 2003          5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 2003 and 2002                      6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                         7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-15

Item 3.  Controls and Procedures                                              15

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities                                                16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Certification Under Sarbanes-Oxley Act                               16

Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

* The financial information at September 30, 2002 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                          March 31,     September 30,
                                                                            2003            2002
                                                                        ------------    ------------
                                ASSETS

Current assets:
  Cash and cash equivalents .........................................   $    596,855    $    780,497
  Accounts receivable, trade, less allowance for doubtful
    accounts of $82,175 and $196,920 as of March 31, 2003 and
    September 30, 2002 ..............................................      2,738,527       4,072,535
  Equipment held for sale ...........................................        213,333         213,333
  Product inventory .................................................        593,317         133,530
  Other current assets ..............................................      1,082,594       1,151,923
                                                                        ------------    ------------
      Total current assets ..........................................      5,224,626       6,351,818
                                                                        ------------    ------------
Property, plant and equipment, net ..................................     11,402,844      10,845,337
                                                                        ------------    ------------
Other assets:
  Deferred loan costs ...............................................        266,863         313,603
  Goodwill, net .....................................................      3,413,894       3,413,894
  Customer relationship intangibles, net ............................        241,175         247,475
  Note receivable ...................................................             --         200,000
  Other .............................................................        720,089         581,117
                                                                        ------------    ------------
      Total other assets ............................................      4,642,021       4,756,089
                                                                        ------------    ------------
                                                                        $ 21,269,491    $ 21,953,244
                                                                        ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable, current ............................................   $  2,716,975    $  2,743,187
  Accounts payable ..................................................      2,941,749       2,576,647
  Accrued expenses ..................................................      1,406,436       1,184,261
  Obligations under capital leases, current .........................        420,693         345,090
                                                                        ------------    ------------
      Total current liabilities .....................................      7,485,853       6,849,185
    Notes payable, related party ....................................        575,000         575,000
    Notes payable, non-current portion ..............................      6,964,019       6,789,932
    Obligations under capital leases, non-current portion ...........      2,097,642       2,176,000
                                                                        ------------    ------------
      Total liabilities .............................................     17,122,514      16,390,117
                                                                        ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
    none outstanding ................................................             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized at
    March 31, 2003 and 20,000,000 authorized at September 30, 2002:
    15,736,840 and 15,654,665 shares issued and outstanding at
    March 31, 2003 and September 30, 2002 ...........................        157,369         156,547
 Additional paid-in capital .........................................     28,593,088      28,473,710
 Accumulated deficit ................................................    (24,558,480)    (23,022,130)
 Notes receivable, common stock .....................................        (45,000)        (45,000)
                                                                        ------------    ------------
      Total stockholders' equity ....................................      4,146,977       5,563,127
                                                                        ------------    ------------
                                                                        $ 21,269,491    $ 21,953,244
                                                                        ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                          Three Months Ended              Six Months Ended
                                                       March 31,       March 31,       March 31,       March 31,
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $  6,148,434    $  5,560,649    $ 14,111,891    $ 11,869,423
Cost of sales ....................................      5,550,652       4,217,149      12,130,836       9,083,369
                                                     ------------    ------------    ------------    ------------
Gross profit .....................................        597,782       1,343,500       1,981,055       2,786,054
                                                     ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative ...........      1,452,218         925,324       2,831,533       1,854,071
                                                     ------------    ------------    ------------    ------------
Operating profit (loss) ..........................       (854,436)        418,176        (850,478)        931,983
                                                     ------------    ------------    ------------    ------------
Other income (expense):
   Interest and financing costs ..................       (334,748)       (294,983)       (704,701)       (563,487)
   Forgiveness of indebtedness ...................             --          60,811              --          60,811
   Other, net ....................................          8,405          25,014          19,379          32,253
                                                     ------------    ------------    ------------    ------------
      Other income (expense), net ................       (326,343)       (209,158)       (685,322)       (470,423)
                                                     ------------    ------------    ------------    ------------
Net income (loss) before income taxes ............     (1,180,779)        209,018      (1,535,800)        461,560
Income tax provision (benefit) ...................             --          (5,000)            550             700
                                                     ------------    ------------    ------------    ------------
Net income (loss) ................................   $ (1,180,779)   $    214,018    $ (1,536,350)   $    460,860
                                                     ============    ============    ============    ============

Net income (loss)  per share - basic .............   $      (0.08)   $       0.02    $      (0.10)   $       0.03
                                                     ============    ============    ============    ============
Net income (loss) per share - diluted ............   $      (0.08)   $       0.01    $      (0.10)   $       0.03
                                                     ============    ============    ============    ============

Weighted average shares outstanding - basic ......     15,705,360      13,993,701      15,690,522      13,817,048
                                                     ============    ============    ============    ============

Weighted average shares outstanding - diluted ....     15,705,360      14,676,905      15,690,522      14,078,490
                                                     ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2003

                                                                                                           Notes
                                                      Common Stock         Additional                    Receivable
                                                 ----------------------     Paid-in      Accumulated      Common
                                                   Shares      Amount       Capital        Deficit         Stock         Total
                                                 ----------  ----------  -------------  --------------   ----------   ------------
Balance, September 30, 2002 ...................  15,654,665  $  156,547  $  28,473,710  $  (23,022,130)  $  (45,000)  $  5,563,127

Common stock issued upon exercise of stock
   options ....................................      12,000         120         10,080              --           --         10,200

Sale of common stock ..........................      70,175         702        109,298              --           --        110,000

Net loss for the six months ended
   March 31, 2003 .............................          --          --             --      (1,536,350)          --     (1,536,350)
                                                 ----------  ----------  -------------  --------------   ----------   ------------

Balance, March 31, 2003 .......................  15,736,840  $  157,369  $  28,593,088  $  (24,558,480)  $  (45,000)  $  4,146,977
                                                 ==========  ==========  =============  ==============   ==========   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                               Six Months Ended
                                                                                   March 31,
                                                                              2003           2002
                                                                          --------------------------
Cash flows from operating activities:
   Net income (loss) ..................................................   $(1,536,350)   $   460,860
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation .......................................................     1,117,065        831,675
   Loss on disposal of property, plant and equipment ..................         4,333            917
   Amortization .......................................................        62,702         42,990
   Forgiveness of indebtedness ........................................            --        (60,811)
   Decrease (increase) in operating assets:
      Accounts receivable .............................................     1,334,008        892,847
      Product inventory ...............................................      (459,787)            --
      Other current assets ............................................        69,329       (179,780)
   (Decrease) increase in operating liabilities:
      Accounts payable ................................................       365,102       (762,770)
      Other current liabilities .......................................       222,175          8,267
                                                                          -----------    -----------
        Net cash provided by operating activities .....................     1,178,577      1,234,195
                                                                          -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment .................................    (1,498,529)    (1,240,496)
   Decrease (increase) in other assets ................................        57,386       (245,592)
                                                                          -----------    -----------
        Net cash used for investing activities ........................    (1,441,143)    (1,486,088)
                                                                          -----------    -----------
Cash flows from financing activities:
   Deferred financing costs ...........................................        (6,020)            --
   Net advances under line of credit ..................................      (188,893)        (1,203)
   Repayment of notes payable .........................................      (859,219)      (537,538)
   Proceeds from notes payable ........................................     1,195,987        314,349
   Principal payments on obligations under capital leases .............      (183,131)      (141,562)
   Cash received upon exercise of stock options .......................        10,200         46,941
   Net proceeds on sale of common stock ...............................       110,000      1,050,000
                                                                          -----------    -----------
     Net cash provided by financing activities ........................        78,924        730,987
                                                                          -----------    -----------
Net increase (decrease) in cash .......................................      (183,642)       479,094
Cash and cash equivalents at beginning of period ......................       780,497        428,075
                                                                          -----------    -----------
Cash and cash equivalents at end of period ............................   $   596,855    $   907,169
                                                                          ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...............   $   180,376    $   528,200
  Interest paid .......................................................       715,184        524,669
  Note payable issued in connection with Preferred stock repurchase ...            --      1,500,000
  Common stock issued in connection with acquisitions .................            --          8,960
  Taxes paid ..........................................................           550             --

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2003

1. Business

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was founded in 1992 and today comprises six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate size reduction operations in California, Georgia, Iowa, Minnesota and Wisconsin and operate under exclusive agreements to supply whole tires to cement kilns located in Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

      In February 2003, GreenMan announced its intent to open a new high-volume tire processing facility southeast of Nashville in LaVergne, Tennessee. GreenMan will operate the facility under a new wholly-owned subsidiary, GreenMan Technologies of Tennessee, Inc. Management estimates the LaVergne facility will commence initial operations during May 2003 when the necessary processing equipment has been installed.

      In February 2003, management decided to reconfigure the operations of GreenMan Technologies of Wisconsin from a low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a certain cement kiln. The decision was made because the cement kiln has been and is anticipated to continue consuming a majority of the scrap tires collected by GreenMan Technologies of Wisconsin. Management intends to utilize the available Wisconsin size reduction equipment at other GreenMan locations.

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

3. Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. Basic and diluted net loss per share are the same for the six months ended March 31, 2003, since the effect of the inclusion of all outstanding options and warrants would be anti-dilutive. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock for the six months ended March 31, 2003 would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2003

3. Net Income (Loss) Per Share - (Continued)

      Net loss per common share has been computed based on the following for the three and six months ended March 31, 2002:

                                                      Three Months    Six Months
                                                         Ended          Ended
                                                       March 31,       March 31,
                                                         2002           2002
                                                      -----------    -----------
Net income applicable to common stock ............    $   214,018    $   460,860
                                                      ===========    ===========
Average number of common shares outstanding ......     13,993,701     13,817,048
Effect of dilutive options .......................        683,204        261,442
                                                      -----------    -----------
Average number of common shares outstanding
used to calculate diluted net income per share ...     14,676,905     14,078,490
                                                      ===========    ===========

4. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting 141, "Business Combinations" and Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. As of March 31, 2003 and September 30, 2002, GreenMan has net unamortized goodwill of $3,413,894.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amending the disclosure requirements for stock-based compensation. This statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2003

5. Stock Options

      The Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. Fair values of stock options are determined using the Black-Scholes option pricing model. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                   Three Months Ended               Six Months Ended
                                               March 31,        March 31,       March 31,       March 31,
                                                 2003             2002            2003            2002
                                            -------------    -------------   -------------    -------------
Net income (loss) as reported ...........   $  (1,180,779)   $     214,018   $  (1,536,350)   $     460,860
Less: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ............         (11,941)          (5,696)        (19,862)          (5,696)
Pro forma net income (loss) .............   $  (1,192,720)   $     208,322   $  (1,556,212)   $     455,164
                                            =============    =============   =============    =============

Earnings per share:
   Basic - as reported ..................   $       (0.08)   $        0.02   $       (0.10)   $        0.03
                                            =============    =============   =============    =============
   Basic - pro forma ....................   $       (0.08)   $        0.01   $       (0.10)   $        0.03
                                            =============    =============   =============    =============

   Diluted - as reported ................   $       (0.08)   $        0.01   $       (0.10)   $        0.03
                                            =============    =============   =============    =============
   Diluted - pro forma ..................   $       (0.08)   $        0.01   $       (0.10)   $        0.03
                                            =============    =============   =============    =============

6. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                          March 31,   September 30,   Estimated
                                            2003          2002      Useful Lives
                                        ------------   ------------  ----------
Land .................................  $    336,365   $    336,365
Buildings ............................     2,403,373      2,245,891  10-20 years
Machinery and equipment ..............     8,970,593      7,875,139   5-10 years
Furniture and fixtures ...............       277,878        169,721    3-5 years
Motor vehicles .......................     5,531,832      5,410,434   3-10 years
Construction in progress .............       968,618        848,515
                                        ------------   ------------
                                          18,488,659     16,886,065
Less accumulated depreciation
    and amortization .................    (7,085,815)    (6,040,728)
                                        ------------   ------------
Property, plant and equipment, net ...  $ 11,402,844   $ 10,845,337
                                        ============   ============

      On March 31, 2003, a portion of GreenMan Technologies of Georgia's facility and several pieces of equipment were damaged by a fire. The Company believes that the damage will be adequately covered by insurance and is still assessing the full extent of the damage and developing plans for replacing equipment and reestablishing its waste wire processing capabilities at this location.

      On April 28, 2003, GreenMan was notified that the Company's property insurance policy, which expires on June 21, 3003, will not be renewed by its current carrier. GreenMan is currently evaluating several alternatives. Although GreenMan currently believes that it will be able to obtain property coverage prior to the expiration of its existing coverage, no assurances can be given that such new coverage will be secured in the near future, on terms favorable to the Company, or at all.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2003

7. Credit Facility

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC had been GreenMan's principal source of working capital financing and long term debt. GreenMan is in compliance with all covenants and other terms of its financing agreement with CBC.

      On February 13, 2003, the FDIC notified GreenMan that its existing line of credit will remain available for a minimum of six months under existing terms and conditions, and that, subject to continued compliance with all financing covenants, GreenMan would be permitted to draw an additional $300,000 under the line of credit in addition to amounts currently outstanding. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations over this period, but recognizes that it must refinance its CBC obligations in the near future. GreenMan is currently evaluating several refinancing alternatives. Although GreenMan currently believes that it will be able to refinance all of its CBC obligations within the period permitted by the FDIC, no assurances can be given that such refinancing will be concluded in the near future, on terms favorable to the Company, or at all. As of March 31, 2003, the unamortized balance of deferred financing charges relating to this obligation was $219,975.

8. Segment Information

      GreenMan operates in one business segment, the collecting, shredding and marketing of scrap tires to be used as feedstock for tire derived fuel (TDF), civil engineering projects and/or for further processing into crumb rubber.

9. Stockholders' Equity

Increase in Authorized Shares of Common Stock

      On February 20, 2003, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000.

Common Stock Transactions

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of March 31, 2003, the Company has sold 1,400,518 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,063,633. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

      In December 2002, 12,000 qualified options to purchase unregistered shares of common stock were exercised at $.85 per share.

10. Subsequent Events

      Due to the uncertain impact of certain pending Oklahoma scrap tire legislation, management determined that it was in the Company's best interest to divest its interest in Able Tire of Oklahoma, LLC a joint venture formed in January 2002. Therefore, on April 1, 2003 GreenMan sold its majority interest in Able Tire of Oklahoma, LLC, to the minority member for $50,000. In connection with the sale, GreenMan sold certain processing equipment previously leased to the joint venture to the minority member for $200,000 in the form of a sixty day note receivable. The Company incurred a loss of approximately $30,000 with these transactions.

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

Results of Operations

Three Months ended March 31, 2003 Compared to the Three Months ended March 31, 2002

      Net sales for the three months ended March 31, 2003 increased 11% or $587,785 to $6,148,434 as compared to $5,560,649 for the three months ended March 31, 2002. The increase was primarily attributable to the inclusion of the operations of two new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002 and, to a lesser extent, to increased end product sales which accounted for 23% of consolidated revenues for the three months ended March 31, 2003 as compared to 14% for the same period last year. GreenMan processed 6.0 million passenger tire equivalents during the three months ended March 31, 2003, as compared to 5.4 million passenger tire equivalents for the three months ended March 31, 2002. The overall quality of revenue (revenue per passenger tire equivalent) improved slightly due to improved end product sales which offset a 12% reduction in tipping fees and lower tire volumes in certain markets in response to current economic conditions, world events and the completion of several large on-going tire pile cleanups during the summer of 2002. In addition, adverse weather in the mid-west slowed incoming tire volumes and material flow and delayed shipments of over one million pounds of crumb rubber into the third quarter as job sites were not able to accept the material.

      Gross profit for the three months ended March 31, 2003 was $597,782 or 10% of net sales as compared to $1,343,500 or 24% of net sales for the three months ended March 31, 2002. This reduction was attributable to: (1) the completion of several tire pile cleanups during fiscal 2002 which have historically provided additional tire volumes and profitability during this seasonally slower quarter;
(2) previously reported corporate-wide insurance cost increases of more than $135,000 per quarter as well as increased fuel, transportation costs and repair and maintenance costs; (3) $126,000 of increased raw material costs incurred by GreenMan Technologies of Iowa resulting from the need to supplement crumb rubber feedstock requirements externally during this period of seasonally lower inbound volumes; (4) more than $120,000 of excessive transportation costs necessitated by processing Tennessee-sourced tires at GreenMan Technologies of Georgia until the previously announced Nashville facility commences operation; (5) more than $75,000 in lost profitability due to boiler problems experienced at two large TDF customers and (6) approximately $45,000 of operating inefficiencies associated with the transition of GreenMan Technologies of Wisconsin to a whole tire transfer station which is anticipated to be completed during the fourth quarter;

      Selling, general and administrative expenses for the quarter ended March 31, 2003 were $1,452,218 or 24% of net sales as compared to $925,324 or 17% of net sales for the three months ended March 31, 2002. The increase is primarily attributable to the inclusion of the operations of the two new subsidiaries and joint venture formed in fiscal 2002. In addition, the results for the quarter ended March 31, 2003 include approximately $80,000 associated with the initial startup activities associated with the recently announced Tennessee operation.

      GreenMan incurred an operating loss of $854,436 for the three months ended March 31, 2003 as compared to an operating profit of $418,176 or 8% of net sales for the same period in 2002.

      Interest and financing expenses increased approximately $40,000 during the quarter ended March 31, 2003 as a result of increased borrowings associated with fiscal 2002 acquisitions and recent equipment upgrades.

      GreenMan's net loss for the quarter ended March 31, 2003 was $1,180,779, or $.08 per share as compared to net income of $214,018, or $.02 per share for the quarter ended March 31, 2002.

Six Months ended March 31, 2003 Compared to the Six Months ended March 31, 2002

      Net sales for the six months ended March 31, 2003 increased 19% or $2,242,468 to $14,111,891 as compared to $11,869,423 for the six months ended March 31, 2002. The increase was primarily attributable to the inclusion of the operations of three new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002 and, to a lesser extent, to increased end product sales which accounted for 20% of consolidated revenues for the six months ended March 31, 2003 as compared to 13% for the same period last year. GreenMan processed 14 million passenger tire equivalents during the six months ended March 31, 2003, as compared to 11.2 million passenger tire equivalents for the six months ended March 31, 2002. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased end product sales but decreased 4% overall as a result of a 14% reduction in tipping fees and lower tire volumes in certain markets in response to current economic conditions, world events, and the completion of several large on-going tire pile cleanups during the summer of 2002. In addition, adverse weather in the mid-west slowed incoming tire volumes and material flow and delayed shipments of over one million pounds of crumb rubber into the third quarter as job sites were not able to accept the material.

      Gross profit for the six months ended March 31, 2003 was $1,981,055 or 14% of net sales as compared to $2,786,054 or 23% of net sales for the six months ended March 31, 2002. This reduction was attributable to: (1) previously reported corporate-wide insurance cost increases of more than $135,000 per quarter as well as increased fuel, transportation costs and repair and maintenance costs; (2) $261,000 of increased raw material costs incurred by GreenMan Technologies of Iowa resulting from the need to supplement crumb rubber feedstock requirements externally during this period of seasonally lower inbound volumes; (3) more than $240,000 of excessive transportation costs necessitated by processing Tennessee sourced tires at GreenMan Technologies of Georgia until the Nashville facility commences operation; (4) the completion of several tire pile cleanups during fiscal 2002; (5) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs due to a complete shredding equipment upgrade at GreenMan of Iowa which was completed in February 2003; (6) over $75,000 in lost profitability due to boiler problems experienced at two large TDF customers and
(7) approximately $105,000 relating to operating and startup losses associated with a new kiln relationship, which was terminated December 31, 2002 and the commercialization of our roofing shingle project.

        Selling, general and administrative expenses for the six months ended March 31, 2003 were $2,831,533 or 20% of sales as compared to $1,854,071 or 16%
of sales for the six months ended March 31, 2002. The results for the six months ended March 31, 2003, include the operations of three new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002. In addition, the March 31, 2003 results include approximately $55,000 of costs relating to GreenMan's specialty waste initiatives, which have been curtailed at this point and approximately $115,000 associated with the initial startup activities associated with the recently announced Tennessee operation.

      GreenMan reported an operating loss of $850,478 for the six months ended March 31, 2003 as compared to an operating profit of $931,983 for the six months ended March 31, 2002.

      GreenMan reported a net loss of $1,536,350 or $.10 per basic share for the six months ended March 31, 2003 as compared to net income of $460,860 or $.03 per basic share for the six months ended March 31, 2002.

Liquidity and Capital Resources

      As of March 31, 2003, the Company had $596,855 in cash and cash equivalents and a working capital deficiency of $2,261,227. Management understands that the continued, successful sales and marketing of the Company's services and products, the introduction of new products and re-establishing continued profitability from operations will be critical to the Company's future liquidity.

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

      In order to better position GreenMan for the future, management has implemented the following actions:

Operating Performance Enhancements

      Historically, GreenMan's tire shredding operations were able to recover and sell approximately 65% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost in excess of $1,000,000. During the past two fiscal years, we have installed equipment at our Georgia, Wisconsin and Iowa facilities to further process the waste wire residual into saleable components of rubber and steel to provide new sources of revenue and reduce disposal costs. Following a February 2003 decision to reconfigure GreenMan Technologies of Wisconsin operations, waste wire processing equipment in Wisconsin was taken off line in March 2003 with the intention of moving it to GreenMan's Minnesota operation. GreenMan Technologies of Georgia's waste wire processing equipment was damaged in the March 2003 fire however, and therefore we anticipate increased disposal costs and reduced product revenue in Georgia until the equipment is repaired (which is currently estimated to be complete by August 2003). Management intends to seek reimbursement for these extra costs and forgone profits through its business interruption insurance. Management delayed the relocation of the Wisconsin waste wire processing equipment to Minnesota as originally planned in order to evaluate whether to temporarily deploy it instead in Georgia to temporarily replace the damaged equipment; however in May 2003, management identified several alternative methods which they believe will satisfy the needs of its Georgia customer base on an interim basis and have therefore initiated the relocation of the Wisconsin equipment to Minnesota.

      During the fourth quarter of fiscal 2002, GreenMan initiated a $1.5 million equipment upgrade to its Des Moines, Iowa tire processing facility. We completely replaced all tire shredders with more efficient, higher volume equipment and installed a waste wire processing equipment line which will reduce waste wire disposal costs while increasing our capacity to produce over 20 million pounds of rubber feedstock per year for our crumb rubber operations. The internalization of crumb rubber feedstock supply and production via our new processing equipment will eliminate over $250,000 in estimated annual transportation costs necessitated by sourcing crumb rubber feedstock from other GreenMan locations. Additionally, these actions position us to better meet the growing market demand for our products and services. During the July to December timeframe, we experienced inevitable one-time operational disruptions as well as increased transportation costs associated with temporarily diverting a significant portion of Iowa tires to our Minnesota plant during the equipment installation. These disruptive factors negatively impacted earnings in the first quarter of fiscal 2003 by approximately $150,000.

      The capital investment in Iowa is being funded by a combination of internal cash flow and long term debt provided by both an existing lender, First American Bank of Des Moines, Iowa and the State of Iowa.

Private Offering of Common Stock

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of March 31, 2003, the Company has sold 1,400,518 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,063,663. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets during fiscal 2002.

Credit Facility

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC had been GreenMan's principal source of working capital financing and long term debt. GreenMan is in compliance with all covenants and other terms of its financing agreement with CBC.

      On February 13, 2003, the FDIC notified GreenMan that its existing line of credit will remain available for a minimum of six months under existing terms and conditions, and that, subject to continued compliance with all financing covenants, GreenMan would be permitted to draw an additional $300,000 under the line of credit in addition to amounts currently outstanding. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations over this period, but recognizes that it must refinance its CBC obligations in the near future. GreenMan is currently evaluating several refinancing alternatives. Although GreenMan currently believes that it will be able to refinance all of its CBC obligations within the period permitted by the FDIC, no assurances can be given that such refinancing will be concluded in the near future, on terms favorable to the Company, or at all. As of March 31, 2003, the unamortized balance of deferred financing charges relating to this obligation was $219,975.

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

Factors Affecting Future Results

There are several factors which may effect the future operating results of GreenMan, including:

o the ability to secure new corporate wide property insurance prior to the June 21, 2003 expiration;

o the ability to refinance, on acceptable terms, GreenMan's obligations to CBC in light of its February 7, 2003 shutdown by the FDIC;

o the ability re-establish its Georgia waste wire processing capabilities in a timely manner and reach a satisfactory resolution with the insurance carriers;

o the ability to realize the anticipated benefits associated with the re-configuration of GreenMan's Wisconsin operations into a transfer station;

o a significant part of GreenMan's business strategy entails future acquisitions, or significant investments in businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks including, but not limited to:

      - the ability to integrate future acquisitions without significant disruption of the Company's ongoing business;

      -     distraction of management from the Company's on-going business;

      -     overpaying for the entity or assets acquired; and

      - the dilutive impact to existing shareholder's stock positions and earnings per share common stock from the potential issuance of common stock or rights to purchase common stock used in future acquisitions.

o     general economic conditions.

      GreenMan's plans and objectives are based on assumptions that it will be successful in receiving additional financing to fund future growth and that there will be no material adverse change in GreenMan's operations or business. There can be no assurance that GreenMan will obtain such financing on acceptable terms. Any failure to secure new corporate wide property insurance prior to the June 21, 2003 expiration of our current policy would constitute a default under our credit agreement with CBC and may make the refinancing of the obligations more difficult or impossible.

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

      PART II - OTHER INFORMATION

Item 2.  Changes in Securities

            During the six months ended March 31, 2003 the Company issued 70,175 shares of its common stock in connection with a private placement of shares of common stock for gross proceeds of $110,000. Exemption from registration for these transactions is claimed under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

            In December 2002 the company issued 12,000 shares of its common stock upon exercise of qualified stock options for gross proceeds of $10,200. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company conducted a Special Meeting in Lieu of an Annual Meeting of Stockholders on February 20, 2003. The matters considered at the meeting were the election of five members of the Board of Directors; approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 30,000,000; and ratification of a proposal for the selection of the firm of Wolf & Company, P.C. as independent auditors for the fiscal year ending September 30, 2003.

            The results of each vote was as follows:

                                                          For       Against    Abstain
                                                      ----------    -------    -------
            Vote 1 - Election of the
            Board of Directors
              Maurice E. Needham....................  12,385,494     66,150        N/A
              Robert H. Davis.......................  12,385,494     66,150        N/A
              Lew Boyd..............................  12,385,494     66,150        N/A
              Dr. Allen Kahn........................  12,385,494     66,150        N/A
              Lyle Jensen...........................  12,386,594     65,050        N/A

            Vote 2  - Increase
            authorized shares of Common
            Stock from 20,000,000 to 30,000,000 ....  12,272,123    117,113     62,408

            Vote 3 - Proposal to ratify
            the selection of Wolf & Company, P.C.
            as independent auditors for
            the fiscal year ending
            September 30, 2003 .....................  12,425,634     22,650      3,360

Item 5.     Certification Under Sarbanes-Oxley Act

            Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by
            Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3 Restated Certificate of Incorporation as filed with the
                      Secretary of State of the State of Delaware on May 1, 2003

      (b)   Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

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

      Date: May 15, 2003

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

      Date: May 15, 2003


                                -------------------
                                Charles E. Coppa
                                Chief Financial Officer and Treasurer