Form 10QSB
period 2003-06-30
GREENMAN TECHNOLOGIES INC
filed 2003-08-21
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter Ended June 30, 2003           Commission File Number 1-13776
                        -------------                                  -------


                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                               71-0724248
         ----------------------------                  ----------------
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)


    7 Kimball Lane, Building A, Lynnfield, MA                   01940
    ------------------------------------------                ----------
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

                                 Yes |X|   No |_|

               Number of shares outstanding as of August 19, 2003
                 Common Stock, $.01 par value, 16,033,833 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (*)

        Unaudited Condensed Consolidated Balance Sheets as of
        June 30, 2003 and September 30, 2002                                  3

        Unaudited Condensed Consolidated  Statements of Operations for the
        three and nine months ended June 30, 2003 and 2002                    4

        Unaudited Condensed Consolidated Statement of Changes in
        Stockholders' Equity for the nine months ended June 30, 2003          5

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the nine months ended June 30, 2003 and 2002                      6

        Notes to Unaudited Condensed Consolidated Financial Statements     7-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11-15

Item 3. Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                17

Item 6. Exhibits and Reports on Form 8-K                                     17

        Signatures                                                           18

* The financial information at September 30, 2002 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                          June 30,      September 30,
                                                                                            2003            2002
                                                                                        ------------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $    916,814    $    780,497
  Accounts receivable, trade, less allowance for doubtful accounts of $85,145 and
      $196,920 as of June 30, 2003 and September 30, 2002 ...........................      3,275,390       4,072,535
  Equipment held for sale ...........................................................        163,333         213,333
  Product inventory .................................................................        448,188         133,530
  Other current assets ..............................................................      1,009,120       1,151,923
                                                                                        ------------    ------------
        Total current assets ........................................................      5,812,845       6,351,818
                                                                                        ------------    ------------
Property, plant and equipment, net ..................................................     11,505,562      10,845,337
                                                                                        ------------    ------------
Other assets:
  Deferred loan costs ...............................................................        244,849         313,603
  Goodwill ..........................................................................      3,413,894       3,413,894
  Customer relationship intangibles, net ............................................        238,025         247,475
  Note receivable ...................................................................             --         200,000
  Other .............................................................................        805,555         581,117
                                                                                        ------------    ------------
        Total other assets ..........................................................      4,702,323       4,756,089
                                                                                        ------------    ------------
                                                                                        $ 22,020,730    $ 21,953,244
                                                                                        ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ............................................................   $  4,212,447    $  2,743,187
  Accounts payable ..................................................................      3,645,508       2,576,647
  Accrued expenses and other current liabilities ....................................      1,595,033       1,184,261
  Obligations under capital leases, current .........................................        417,987         345,090
                                                                                        ------------    ------------
        Total current liabilities ...................................................      9,870,975       6,849,185
  Notes payable, related party ......................................................        575,000         575,000
  Notes payable, non-current portion ................................................      6,201,147       6,789,932
  Obligations under capital leases, non-current portion .............................      2,091,076       2,176,000
                                                                                        ------------    ------------
        Total liabilities ...........................................................     18,738,198      16,390,117
                                                                                        ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ...             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized at June 30, 2003 and
     20,000,000 shares authorized at September 30, 2002: 15,906,833 and 15,654,665
     shares issued and outstanding at June 30, 2003 and September 30, 2002 ..........        159,068         156,547
 Additional paid-in capital .........................................................     28,697,787      28,473,710
 Accumulated deficit ................................................................    (25,529,323)    (23,022,130)
 Notes receivable, common stock .....................................................        (45,000)        (45,000)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................      3,282,532       5,563,127
                                                                                        ------------    ------------
                                                                                        $ 22,020,730    $ 21,953,244
                                                                                        ============    ============


See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                        Three Months Ended              Nine Months Ended
                                                     June 30,        June 30,        June 30,        June 30,
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $  7,159,221    $  7,175,533    $ 21,271,112    $ 19,044,483
Cost of sales ..................................      6,215,540       5,280,437      18,346,376      14,363,805
                                                   ------------    ------------    ------------    ------------
Gross profit ...................................        943,681       1,895,096       2,924,736       4,680,678
                                                   ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative ........      1,297,240       1,133,028       4,128,773       2,983,369
                                                   ------------    ------------    ------------    ------------
Operating profit (loss) ........................       (353,559)        762,068      (1,204,037)      1,697,309
                                                   ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs ...............       (347,618)       (338,537)     (1,052,319)       (902,024)
    Forgiveness of indebtedness ................             --          65,594              --         126,405
    Casualty loss, net .........................       (151,267)             --        (151,267)             --
    Loss on disposal of assets, net ............       (112,082)             --        (112,082)             --
    Other, net .................................         (6,317)         (3,121)         13,062          25,770
                                                   ------------    ------------    ------------    ------------
        Other income (expense), net ............       (617,284)       (276,064)     (1,302,606)       (749,849)
                                                   ------------    ------------    ------------    ------------
Net income (loss) before income taxes ..........       (970,843)        486,004      (2,506,643)        947,460
Income tax provision ...........................             --         (55,000)           (550)        (55,600)
                                                   ------------    ------------    ------------    ------------
Net income (loss) ..............................   $   (970,843)   $    431,004    $ (2,507,193)   $    891,860
                                                   ============    ============    ============    ============

Net income (loss)  per share - basic ...........   $      (0.06)   $       0.03    $      (0.16)   $       0.06
                                                   ============    ============    ============    ============
Net income (loss) per share - diluted ..........   $      (0.06)   $       0.02    $      (0.16)   $       0.06
                                                   ============    ============    ============    ============

Weighted average shares outstanding - basic ....     15,821,764      15,082,778      15,734,269      14,238,958
                                                   ============    ============    ============    ============

Weighted average shares outstanding - diluted ..     15,821,764      17,713,259      15,734,269      15,782,596
                                                   ============    ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2003

                                                                                                             Notes
                                                          Common Stock         Additional                  Receivable
                                                      ---------------------     Paid-in     Accumulated      Common
                                                        Shares      Amount      Capital        Deficit        Stock        Total
                                                      ----------   --------   -----------   ------------    --------    -----------
Balance, September 30, 2002 .......................   15,654,665   $156,547   $28,473,710   $(23,022,130)   $(45,000)   $ 5,563,127
Common stock issued upon exercise of stock
  options .........................................      124,000      1,240        45,358             --          --         46,598
Sale of common stock ..............................      128,168      1,281       178,719             --          --        180,000
Net loss for the nine months ended June 30, 2003 ..           --         --            --     (2,507,193)         --     (2,507,193)
                                                      ----------   --------   -----------   ------------    --------    -----------
Balance, June 30, 2003 ............................   15,906,833   $159,068   $28,697,787   $(25,529,323)   $(45,000)   $ 3,282,532
                                                      ==========   ========   ===========   ============    ========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                          2003           2002
                                                                                      --------------------------
Cash flows from operating activities:
    Net income (loss) .............................................................   $(2,507,193)   $   891,860
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation ..................................................................     1,632,953      1,311,302
    Loss on disposal of property, plant and equipment .............................       148,484          1,154
    Non cash casualty loss ........................................................        75,267             --
    Common stock and warrants issued for services .................................            --         12,000
    Amortization ..................................................................        83,543         65,887
    Forgiveness of indebtedness ...................................................            --       (126,405)
    Decrease (increase) in operating assets:
        Accounts receivable .......................................................       797,145       (328,625)
        Product inventory .........................................................      (314,658)            --
        Other current assets ......................................................       142,803       (350,705)
    (Decrease) increase in operating liabilities:
        Accounts payable ..........................................................     1,068,861       (423,299)
        Other current liabilities .................................................       410,772         60,455
                                                                                      -----------    -----------
            Net cash provided by operating activities .............................     1,537,977      1,113,614
                                                                                      -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment ............................................    (2,411,663)    (2,918,022)
    Proceeds on disposal of property and equipment ................................       250,000        180,000
    Repayment of notes receivable .................................................       200,000             --
    Acquisition of businesses, net of cash acquired ...............................            --       (719,600)
    Decrease (increase) in other assets ...........................................      (224,604)      (736,158)
                                                                                      -----------    -----------
            Net cash used for investing activities ................................    (2,186,267)    (4,193,760)
                                                                                      -----------    -----------
Cash flows from financing activities:
    Deferred financing costs ......................................................       (31,139)            --
    Net advances under line of credit .............................................       341,988        412,196
    Repayment of notes payable ....................................................    (1,186,480)      (537,538)
    Proceeds from notes payable ...................................................     1,724,967      2,349,886
    Principal payments on obligations under capital leases ........................      (291,327)      (224,515)
    Repayment of notes receivable, common stock ...................................            --         10,000
    Cash received upon exercise of stock options and warrants .....................        46,598             --
    Net proceeds on sale of common stock ..........................................       180,000      1,846,940
                                                                                      -----------    -----------
            Net cash provided by financing activities .............................       784,607      3,519,733
                                                                                      -----------    -----------
Net increase (decrease) in cash ...................................................       136,317        439,587
Cash and cash equivalents at beginning of period ..................................       780,497        428,075
                                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................................   $   916,814    $   867,662
                                                                                      ===========    ===========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...........................   $   279,300    $   528,200
  Interest paid ...................................................................       997,003        843,682
  Note payable issued in connection with Preferred stock repurchase ...............            --      1,500,000
  Common stock issued in connection with acquisitions .............................            --          8,960
  Taxes paid ......................................................................           550             --


See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2003


1. Business

      GreenMan Technologies, Inc. ("GreenMan" or the "Company") was founded in 1992 and today comprises six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate size reduction operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires to cement kilns located in Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

      In February 2003, GreenMan announced its intent to open a new high-volume tire processing facility in LaVergne, Tennessee. GreenMan is operating the facility under a new wholly-owned subsidiary, GreenMan Technologies of Tennessee, Inc. and began shredding operations during July 2003 under limited operating conditions.

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

      Due to the uncertain impact of certain pending Oklahoma scrap tire legislation, management determined that it was in the Company's best interest to divest its interest in Able Tire of Oklahoma, LLC a joint venture formed in January 2002. On April 1, 2003 GreenMan sold its majority interest in Able Tire of Oklahoma, LLC, to the minority member for $50,000 and recognized a $71,000 loss.

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

3. Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by GreenMan relate to outstanding stock options and warrants (determined using the treasury stock method), preferred stock and convertible debt. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2003, since the effect of the inclusion of all outstanding options and warrants would be anti-dilutive. The assumed conversion of outstanding dilutive stock options, warrants and preferred stock for the three and nine months ended June 30, 2003 would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2003


3. Net Income (Loss) Per Share - (Continued)

      Net income per common share has been computed based on the following for the following periods:

                                                       Three Months  Nine Months
                                                          Ended         Ended
                                                         June 30,     June 30,
                                                           2002         2002
                                                       -----------   -----------
Net income applicable to common stock ..............   $   431,004   $   891,860
                                                       ===========   ===========

Average number of common shares outstanding ........    15,082,778    14,238,958
Effect of dilutive options .........................     2,630,481     1,543,638
                                                       -----------   -----------
Average number of common shares outstanding
  used to calculate diluted net income per share ...    17,713,259    15,782,596
                                                       ===========   ===========

4. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting 141, "Business Combinations" and Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. GreenMan adopted SFAS No. 142 effective October 1, 2001, which required GreenMan to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. As of June 30, 2003 and September 30, 2002, GreenMan has net unamortized goodwill of $3,413,894.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amending the disclosure requirements for stock-based compensation. This statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2003


5. Stock Options

      The Company accounts for its stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted under those plans had an exercise price greater than or equal to the fair value of the underlying common stock on the date of the grant. Fair values of stock options are determined using the Black-Scholes option pricing model. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                               Three Months Ended         Nine Months Ended
                                                            June 30,      June 30,      June 30,       June 30,
                                                              2003          2002          2003           2002
                                                          -----------    -----------   -----------    -----------

Net income (loss) as reported .........................   $  (970,843)   $   431,004   $(2,507,193)   $   891,860
Less: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects ........        (4,014)        (4,753)      (15,932)       (10,448)
                                                          -----------    -----------   -----------    -----------
Pro forma net income (loss) ...........................   $  (974,857)   $   426,251   $(2,523,125)   $   881,412
                                                          ===========    ===========   ===========    ===========

Earnings per share:
    Basic - as reported ...............................   $     (0.06)   $      0.03   $     (0.16)   $      0.06
                                                          ===========    ===========   ===========    ===========
    Basic - pro forma .................................   $     (0.06)   $      0.03   $     (0.16)   $      0.06
                                                          ===========    ===========   ===========    ===========

    Diluted - as reported .............................   $     (0.06)   $      0.02   $     (0.16)   $      0.06
                                                          ===========    ===========   ===========    ===========
    Diluted - pro forma ...............................   $     (0.06)   $      0.02   $     (0.16)   $      0.06
                                                          ===========    ===========   ===========    ===========

6. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            June 30,      September 30,      Estimated
                                              2003            2002          Useful Lives
                                          ------------    ------------     -------------
Land ..................................   $    504,346    $    336,365      10-20 years
Buildings .............................      2,604,939       2,245,891       5-10 years
Machinery and equipment ...............      9,710,962       7,875,139       3-5 years
Furniture and fixtures ................        279,561         169,721       3-10 years
Motor vehicles ........................      5,595,626       5,410,434
Construction in progress ..............        218,078         848,515
                                          ------------    ------------
                                            18,913,512      16,886,065
  Less accumulated depreciation
    and amortization ..................     (7,407,950)     (6,040,728)
                                          ------------    ------------
  Property, plant and equipment, net ..   $ 11,505,562    $ 10,845,337
                                          ============    ============

      On March 31, 2003, a portion of GreenMan Technologies of Georgia's facility and several pieces of waste wire processing equipment were damaged by a fire. The Company believes that the damage will be adequately covered by insurance and is in the final stages of assessing the full extent of the damage in conjunction with its insurance carrier. As of June 30, 2003, damaged equipment and parts with a net book value of approximately $75,000 have been written off and the Company has incurred $175,000 of expenses associated with the fire, including $162,000 of excess waste wire disposal. These amounts have been offset by a $99,000 advance received from the insurance company but management has not recognized any additional offsetting insurance proceeds expected to be received until the amounts are paid or approved in writing by our insurance carrier. Management estimates these amounts recoverable for losses incurred through the quarter ended June 30, 2003 should be sufficient, at a minimum, to recover the expenses recorded thus far;

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2003


6. Property, Plant and Equipment - (Continued)

however, no assurances can be given on the amount of the recovery until the matter is settled by our insurance company.

      In April, 2003, GreenMan was notified that the Company's property insurance policy, which expires on June 21, 2003, would not be renewed by its current carrier. GreenMan successfully renewed it's property insurance policy prior to expiration.

      On April 1, 2003, GreenMan Technologies of Wisconsin acquired the land and buildings previously being leased for $362,900. The seller issued a sixty seven month note payable with payments during the first eight months aggregating $76,500 with monthly payments of $2,885.81, including interest at 8% commencing December 1, 2003 with the remaining principal due November 1, 2008.

      In May 2003, GreenMan Technologies of Iowa entered into a five-year real estate operating lease with Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by an officer of the Company. Under the terms of the lease, GreenMan Technologies of Iowa is required to pay $7,000 per month rental and has the ability to extend the term of the lease for an additional two
(5) year terms at a mutually agreed upon rate. Maust Asset Management acquired the property from the Company's former lessor.

7. Credit Facility

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC had been GreenMan's principal source of working capital financing and long term debt under a January 2001 credit facility agreement ( the "Credit Facility").

      On May 15, 2003, the FDIC notified GreenMan that Waco Asset Management Company, 31 Ltd., ("WAMCO") had purchased the Credit Facility. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations, but recognizes that it must refinance its Credit Facility obligations in the near future. GreenMan is currently evaluating several refinancing alternatives. Although GreenMan currently believes that it will be able to refinance all of its Credit Facility obligations no assurances can be given that such refinancing will be concluded in the near future, on terms favorable to the Company, or at all. As of June 30, 2003, the unamortized balance of deferred financing charges relating to this obligation was $200,566.

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

Common Stock Transactions

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of June 30, 2003, the Company has sold 1,458,511 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,133,633. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

      In December 2002, 12,000 qualified options to purchase unregistered shares of common stock were exercised at $.85 per share. In May 2003, two directors of the Company exercised options to purchase 112,000 of unregistered shares of common stock at exercise prices ranging from $.31 to $.45 per share for gross proceeds of $46,598.

10. Subsequent Events

      On July 14, 2003, GreenMan was notified that the Company's Director's and Officer's liability insurance policy, which expires on October 1, 2003, will not be renewed by its current carrier. GreenMan is currently evaluating several alternatives. Although GreenMan currently believes that it will be able to obtain Director's and Officer's Liability insurance coverage prior to the expiration of existing coverage, no assurances can be given that such new coverage will be secured in the near future, on terms favorable to the Company, or at all.

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

Results of Operations

Three Months ended June 30, 2003 Compared to the Three Months ended
June 30, 2002

      Net sales for the three months ended June 30, 2003 were $7,159,221 compared to last year's net sales of $7,175,533, which included approximately $328,000 of net sales and 383,000 passenger tire equivalents associated with GreenMan's majority owned joint venture which was divested on April 1, 2003. In addition, several large tire pile cleanup projects accounting for 10% of the total passenger tire equivalents processed during the three months ended June 30, 2002 were completed during June 2002. These decreases were offset by the inclusion of the California operations, which were acquired in July 2002 as well as increased end product sales which accounted for 27% of consolidated revenues for the three months ended June 30, 2003 as compared to 15% for the same period last year. GreenMan processed 6.9 million passenger tire equivalents during the three months ended June 30, 2003, as compared to 7.1 million passenger tire equivalents for the three months ended June 30, 2002. The overall quality of revenue (revenue per passenger tire equivalent) improved due to improved end product sales which offset an 8% reduction in tipping fees and lower tire volumes in certain markets due to the completion of several large on-going tire pile cleanups during the spring of 2002.

      Gross profit for the three months ended June 30, 2003 was $943,681 or 13% of net sales as compared to $1,895,096 or 26% of net sales for the three months ended June 30, 2002. The decrease was attributable to: (1) the completion of several large tire pile cleanups during June 2002; (2) decreased product revenue in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which management estimates to exceed $300,000; (3) more than $200,000 of excess transportation costs necessitated by processing Tennessee-sourced tires at our Georgia facility until the announced Nashville area facility commences full operation; (4) approximately $170,000 of operating inefficiencies associated with the transition of Wisconsin operations from a size reduction facility to a whole tire transfer station, which is anticipated to be completed during the fourth quarter; (5) previously reported corporate-wide insurance cost increases of more than $135,000 per quarter; and (6) more than $50,000 in lost profitability due to boiler problems experienced at two large tire derived fuel ("TDF") customers and which were corrected during June 2003.

      Selling, general and administrative expenses for the quarter ended June 30, 2003 were $1,297,240 or 18% of net sales as compared to $1,133,028 or 16% of net sales for the three months ended June 30, 2002. The increase is primarily attributable to inclusion of GreenMan's California operation which was acquired in fiscal 2002 as well as approximately $72,000 associated with the initial startup of GreenMan's Tennessee operation.

      In addition to the disruption of operations and lost revenues caused by the March 2003 fire, the Company also incurred additional direct costs relating to damaged equipment and excess disposal costs totaling approximately $151,000, net of partial insurance recovery of $99,000. The Company also incurred a net loss of approximately $112,000 associated with the divestiture of under-performing assets, unrelated to the fire during the quarter ended June 30, 2003.

      GreenMan's net loss for the quarter ended June 30, 2003 was $970,843 or $.06 per basic share as compared to net income of $431,004 or $.03 per basic share for the quarter ended June 30, 2002, which included $65,594 of other income associated with forgiveness of debt.

Nine Months ended June 30, 2003 Compared to the Nine Months ended June 30,2002

      Net sales for the nine months ended June 30, 2003 increased 12% or $2,226,629 to $21,271,112 as compared to $19,044,483 for the nine months ended June 30, 2002, which included approximately $444,000 of net sales associated with GreenMan's majority owned joint venture which was divested on April 1, 2003. In addition, several large tire pile cleanup projects accounting for 11% of the total passenger tire equivalents processed during the nine months ended June 30, 2002 were completed. The increase was primarily attributable to the inclusion of operations of three new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002, as well as increased end product sales which accounted for 23% of consolidated revenues for the nine months ended June 30, 2003 as compared to 14% for the same period last year. GreenMan processed 21 million passenger tire equivalents during the nine months ended June 30, 2003, as compared to 18.4 million passenger tire equivalents for the nine months ended June 30, 2002. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased end product sales but decreased 2% overall as a result of a 15% reduction in tipping fees and lower tire volumes in certain markets due to current economic conditions, world events and the completion of several large on-going tire pile cleanups during the spring of 2002.

      Gross profit for the nine months ended June 30, 2003 was $2,924,736 or 14% of net sales as compared to $4,680,678 or 25% of net sales for the nine months ended June 30, 2002. The decrease was attributable to: (1) the completion of several large tire pile cleanups completed during June 2002; (2) more than $440,000 of excess transportation costs necessitated by processing Tennessee-sourced tires at our Georgia facility until the announced Nashville area facility commences full operation; (3) previously reported corporate-wide insurance cost increases of more than $135,000 per quarter; (4) $260,000 of increased raw material costs incurred by GreenMan Technologies of Iowa resulting from the need to supplement crumb rubber feedstock requirements externally during the $1.5 million facility rebuild period and the winter months when seasonally inbound volumes are lower; (5) decreased product revenue in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which management estimates to exceed $300,000; (6) approximately $250,000 of operating inefficiencies associated with the transition of Wisconsin operations from a size reduction facility to a whole tire transfer station which is anticipated to be completed during the fourth quarter; (7) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs due to a complete shredding equipment upgrade at GreenMan of Iowa which was completed in February 2003; (8) over $125,000 in lost profitability due to boiler problems experienced at two large TDF customers and which were corrected in June 2003; and (9) approximately $105,000 relating to operating and startup losses associated with a new kiln relationship, which was terminated December 31, 2002 and the commercialization of our roofing shingle project.

      Selling, general and administrative expenses for the nine months ended June 30, 2003 were $4,128,773 or 19% of sales as compared to $2,983,369 or 16%
of sales for the nine months ended June 30, 2002. The results for the nine months ended June 30, 2003, include the operations of three new subsidiaries formed in connection with fiscal 2002 acquisitions and the majority owned joint venture formed in fiscal 2002. In addition, the June 30, 2003 year-to-date results include approximately $55,000 of costs relating to GreenMan's curtailed specialty waste initiatives and approximately $228,000 associated with the initial startup of the recently announced Tennessee operation.

      In addition to the disruption of operations and lost revenues caused by the March 2003 fire, the Company also incurred additional direct costs relating to damaged equipment and excess disposal costs totaling approximately $151,000, net of partial insurance recovery of $99,000. The Company also incurred a net loss of approximately $112,000 associated with the divestiture of under-performing assets during the quarter ended June 30, 2003.

      GreenMan reported a net loss of $2,507,193 or $.16 per basic share for the nine months ended June 30, 2003 as compared to net income of $891,860 or $.06 per basic share for the nine months ended June 30, 2002, which included $126,405 of other income associated with forgiveness of debt.

Liquidity and Capital Resources

      As of June 30, 2003, the Company had $916,814 in cash and cash equivalents and a working capital deficiency of $4,058,130. Management understands that the continued, successful sales and marketing of the Company's services and products, the introduction of new products, raising additional growth capital and re-establishing continued profitability from operations will be critical to the Company's future liquidity.

      During the past four years, GreenMan has divested and/or closed under performing non-core operations and eliminated the use of non-conventional financing methods that had contributed over $18.7 million of GreenMan's cumulative losses. As a result of these divestitures and by implementing a very focused business plan and adding businesses, relationships and product lines that complement our core business of scrap tire management, GreenMan has been profitable during the previous two fiscal years. However, GreenMan believes that it will be necessary to raise additional financing to fund continued growth.

      In order to better position GreenMan for the future, management has implemented the following actions:

Operating Performance Enhancements

      Historically, GreenMan's tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost in excess of $1,000,000. We have installed equipment at our Georgia, Iowa and Minnesota (as of July 2003) facilities to further process the waste wire residual into saleable components of rubber and steel to provide new sources of revenue and reduce disposal costs. Following a February 2003 decision to reconfigure GreenMan Technologies of Wisconsin operations, waste wire processing equipment in Wisconsin was taken off line in March 2003 with the intention of moving it to GreenMan's Minnesota operation. GreenMan Technologies of Georgia's waste wire processing equipment was damaged in a March 2003 fire however, and therefore we anticipate increased disposal costs and reduced product revenue in Georgia until the equipment is repaired (which is currently estimated to be complete by October 2003). As of June 30, 2003, GreenMan has recorded over $250,000 of additional fire related costs prior to recognition of a partial insurance recovery of $99,000 and exclusive of forgone product revenues associated with recovered rubber and steel. Management intends to seek reimbursement for these extra costs and forgone profits through its business interruption insurance. Management delayed the relocation of the Wisconsin waste wire processing equipment to Minnesota as originally planned in order to evaluate whether to deploy it instead in Georgia to temporarily replace the damaged equipment; however in May 2003 management decided to relocate the Wisconsin equipment to Minnesota. The Minnesota waste wire processing equipment began initial operation in July 2003 which management estimates will reduce annual disposal expense by over $160,000 per year, and provide new sources of revenue and much needed material feedstock for our Iowa crumb rubber operations.

      During the fourth quarter of fiscal 2002, GreenMan initiated a $1.5 million equipment upgrade to its Des Moines, Iowa tire processing facility. We completely replaced all tire shredders with more efficient, higher volume equipment and installed a waste wire processing equipment line which will reduce waste wire disposal costs while increasing our capacity to produce over 20 million pounds of rubber feedstock per year for our internal crumb rubber operations. During the July to December timeframe, we experienced inevitable one-time operational disruptions as well as increased transportation costs associated with temporarily diverting a significant portion of Iowa tires to our Minnesota plant during the equipment installation. These disruptive factors negatively impacted earnings in the first quarter of fiscal 2003 by approximately $150,000.

      The internalization of crumb rubber feedstock supply and production via our new processing equipment will eliminate over $250,000 in estimated annual transportation costs necessitated by sourcing crumb rubber feedstock from other GreenMan locations. Additionally, these actions position us to better meet the growing market demand for our products and services as evidenced by the fact that Iowa crumb product shipments have increased five-fold on a fiscal-year-to -date basis through July 2003 as compared to the same period last year. The capital investment in Iowa is being funded by a combination of internal cash flow and long term debt provided by both an existing lender, First American Bank of Des Moines, Iowa and the State of Iowa.

New Market Development Initiatives

      The July 2002 acquisition of Azusa, California based Unlimited Tire Technologies, Inc. marked GreenMan's first location in the western portion of the United States. Management has devoted significant resources during the past twelve months to expand and enhance GreenMan's California market position in order to provide a solid foundation for future growth and sustainable profitability.

      In February 2003, GreenMan announced its intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. The facility will be operated under a new wholly-owned subsidiary, GreenMan Technologies of Tennessee, Inc. Historically, GreenMan has transported all Tennessee-sourced tires to GreenMan's Georgia facility to be processed. In July 2003, GreenMan's Tennessee facility began processing local tires on a limited basis utilizing excess and idle equipment from various GreenMan subsidiaries. Management is evaluating several immediate financing alternatives to provide the capital necessary to purchase all remaining equipment. When the Tennessee facility is fully operational, management estimates the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $70,000 per month.

      Also, in February 2003, management decided to reconfigure the operations of GreenMan Technologies of Wisconsin from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a certain cement kiln. The decision was made because the cement kiln has been and is anticipated to continue consuming a majority of the scrap tires collected by GreenMan Technologies of Wisconsin. Management intends to utilize the available Wisconsin size reduction equipment at other GreenMan locations and continue its efforts to increase Wisconsin tire volumes and reduce expenses in order to reach profitability in the near term

      During the past nine months, GreenMan has invested over $1.1 million developing and or reconfiguring it's California, Tennessee and Wisconsin operations. These investments have come in the form of new internally financed capital equipment and the funding of new market development initiatives. While these efforts are ongoing, management believes a majority of the investment necessary to achieve near term profitability has been expended.

Private Offering of Common Stock

      In February 2002, GreenMan commenced a private offering of unregistered common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of June 30, 2003, the Company has sold 1,458,511 shares of unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,133,633. The investors have been granted limited registration rights to cause the Company to register the common stock for resale in the event that GreenMan registers shares of common stock for its own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets.

Credit Facility

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Corporation ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC had been GreenMan's principal source of working capital financing and long term debt under a January 2001 credit facility agreement ( the "Credit Facility").

      On May 15, 2003, the FDIC notified GreenMan that Waco Asset Management Company, 31 Ltd., ("WAMCO") had purchased the Credit Facility. GreenMan believes that the liquidity available under the line of credit will be sufficient to fund its operations, but recognizes that it must refinance its Credit Facility obligations in the near future. GreenMan is currently evaluating several refinancing alternatives. Although GreenMan currently believes that it will be able to refinance all of its Credit Facility obligations no assurances can be given that such refinancing will be concluded in the near future, on terms favorable to the Company, or at all. As of June 30, 2003, the unamortized balance of deferred financing charges relating to this obligation was $200,566.

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

Factors Affecting Future Results

 There are several factors which may effect the future operating results of GreenMan, including:

o the ability to re-establish its Georgia waste wire processing capabilities in a timely manner and reach a satisfactory resolution with the insurance carriers;

o the ability to realize the anticipated benefits associated with the re-configuration of GreenMan's Wisconsin operations into a transfer station;

o the ability to realize the anticipated benefits associated with the establishment of GreenMan's Tennessee operations and mitigate the impact on GreenMan's Georgia operations associated with the diverted tire volumes;

o the ability to successfully renegotiate existing short and long term obligations when necessary in order to maintain ongoing working relationships with certain vendors in light of GreenMan's current working capital deficit;

o the ability to secure new Director's and Officer's liability insurance prior to the October 1, 2003 expiration;

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

        PART II - OTHER INFORMATION

Item 2.     Changes in Securities

            During the nine months ended June 30, 2003 the Company issued 128,168 unregistered shares of its common stock in connection with a private placement of shares of common stock for gross proceeds of $180,000. Exemption from registration for these transactions is claimed under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

            During the nine months ended June 30, 2003, the Company issued 124,000 unregistered shares of its common stock upon exercise of qualified stock options and warrants for gross proceeds of $46,598. Exemption from registration for this transaction is claimed under
            Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 31.1     Certification of Chief Executive Officer under
                             Section 302 of the Sarbanes-Oxley Act of 2002.
            Exhibit 31.2     Certification of Chief Financial Officer under
                             Section 302 of the Sarbanes-Oxley Act of 2002.
            Exhibit 32.1 Certification of Chief Executive Officer under 185 U.S.C Section 1350 as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.
            Exhibit 32.2 Certification of Chief Financial Officer under 185 U.S.C Section 1350 as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            A Form 8-K was filed on May 16, 2003, under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosure". The Company's press release dated May 14, 2003, GreenMan Technologies, Inc. Reports Second Quarter Results.

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