Form 10KSB
period 2003-09-30
GREENMAN TECHNOLOGIES INC
filed 2004-02-11
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended September 30, 2003

                                         OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


Commission File Number 1-13776
                       -------


                           GreenMan Technologies, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


               Delaware                                   71-0724248
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


            7 Kimball Lane, Building A, Lynnfield, MA      01940
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


Issuer's telephone number  (781) 224-2411
                           --------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

                              Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended September 30, 2003 were $29,679,992.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing bid prices of such stock, as of January 30, 2004 was $14,013,000.

As of January 30, 2004, 16,061,939 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes |_|    No |X|

                                     PART 1

Item 1. Description of Business

General

     GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

Recent Developments

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. We began shredding operations during July 2003 under limited operating conditions.

      In February 2003, we decided to reconfigure the operations of our low-volume size reduction facility in Wisconsin to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln has been and is anticipated to continue consuming a majority of the scrap tires collected by the Wisconsin facility. We intend to either use the existing Wisconsin size reduction equipment at our other locations or initiate an effort to sell the idle equipment.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We therefore will incur increased disposal costs and reduced product revenue in Georgia until March 2004, when the equipment is currently expected to be re-installed and operational. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. These amounts have been offset by approximately $821,000 of insurance proceeds of which $187,000 has been received as of September 30, 2003. In December 2003, we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim.

      On April 1, 2003 we sold our majority interest in Able Tire of Oklahoma, LLC, to the minority member for $50,000 and recognized a $71,000 loss on the transaction. We determined that it was in our best interest to divest our interest due to the uncertain impact of pending Oklahoma scrap tire legislation intended to significantly reduce the state sponsored tire processing fee.

Products and Services

      Our tire processing operations located in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e., product revenue).

      We collect scrap tires from three sources:

      o     local, regional and national tire stores;

      o     tire manufacturing plants; and

      o illegal tire piles being cleaned-up by state, county and local governmental entities;

      The tires we collect are processed and sold ("end product" revenue):

      o as tire-derived fuel used in lieu of coal by pulp and paper producers, cement kilns and electric utilities;

      o as an effective substitute for crushed stone in civil engineering applications such as road beds, landfill construction or septic field construction;

      o as crumb rubber (rubber granules) used for playground and athletic surfaces, running tracks, landscaping/groundcover applications and bullet containment systems; or

      o as heavy-duty roofing shingles which are stamped from the tread of scrap passenger and light truck tires, coated with a granular material to have a "slate look" and then used as a replacement for wood shingles, particularly in areas where hail is prevalent.

      During the fiscal year ended September 30, 2003, we produced and test marketed a limited amount of heavy-duty roofing shingles stamped from tire treads and continue to work with the developer/marketer to commercialize the production of this product on a high-volume, cost-effective basis.

      In some states where we have disposal contracts with cement kilns, our whole tire operations are paid a fee by existing tire collectors to dispose of whole tires at our location. We pay the cement kilns a fee to accept the whole tires which are used as an alternative fuel source to coal, while also providing a source of iron oxide which is required in the cement making process.

Manufacturing/Processing

      Our tire shredding operations currently have the capacity to process about 40 million passenger tire equivalents annually. We collected over 28.6 million passenger tire equivalents in the fiscal year ended September 30, 2003, compared to approximately 26.3 million passenger tire equivalents during the year ended September 30, 2002. We anticipate processing over 30 million passenger tire equivalents in fiscal 2004, based on current processing volumes.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip." This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel ("waste wire"), which we have historically disposed of at costs exceeding $1 million annually. To minimize this disposal cost, we have installed secondary equipment at our Georgia, Iowa, and Minnesota facilities which further processes the waste wire residual into saleable components of rubber and steel which has not only has reduced residual disposal costs, but also provides new sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets.

      The secondary equipment located at our Georgia facility was damaged in a March 2003 fire, and we estimate new equipment will be re-installed during the second quarter of fiscal 2004.

Raw Materials

      We believe we will have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the Scrap Tire Management Council, approximately 280 million passenger tire equivalents (approximately one per person per year) are discarded annually in the United States ("current generation scrap tires") in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. The Scrap Tire Management Council estimates that a total of approximately 180 million passenger tire equivalents are currently recycled of which approximately 115 million are burned as tire-derived fuel; 25 million are used in civil engineering applications; and 40 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 100 million remaining passenger tire equivalents are now added to landfills annually. Based on this and other data, there appears to be an abundant supply of tires to meet our growth plans.

Customers

      Our tire recycling operations have a diversified collection and product sales program that minimizes our vulnerability to the loss of any one customer. For the fiscal year ended September 30, 2003, no one customer accounted for more than 10% of our consolidated net sales while one customer did account for approximately 10% of consolidated net sales for the fiscal year ended September 30, 2002. Our diverse base of customers includes Bridgestone/Firestone, Cooper, Continental, Goodyear, Michelin, many local and regional tire outlets and state and local governments. We do not believe that the loss of any individual customer would have a material adverse effect on our business.

      We do not have any long-term contracts which require any customer to purchase any minimum amount of products or provide any minimum amount of tires. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers.

Sales and Marketing

      We utilize in-house sales staff for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates our sales/marketing efforts on highly focused initiatives. Sales/marketing personnel have extensive experience in the tire recycling industry and in industries where our processed materials are consumed.

Competition

      We have positioned ourselves as a leader in the tire recycling industry. Based on our current scrap tire volumes, we estimate we collect approximately 11% of domestic scrap tires currently generated, making us one of the largest tire recyclers in the United States.

      We compete in a highly fragmented and decentralized market in which many of our competitors are small and undercapitalized. Consequently, we believe there is an opportunity for industry consolidation and certain strategic value-added vertical integration. Our strategy is to continue to increase the number of passenger tire equivalents that we process through aggressive sales and marketing efforts as well as through selective acquisitions of smaller competitors, while continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

      Companies in the tire collection and processing industry have historically generated sufficient quantities of tires to satisfy the growing needs of tire-derived fuel users such as cement kilns, pulp and paper producers and electric utilities as well as the demand from civil engineering projects such as landfill construction or road stabilization projects. There are also several companies that break down the tire material into its elemental components and sell the components individually.

Government Regulation

      Our tire recycling and processing activities are subject to extensive and rigorous government regulation designed to protect the environment. We do not believe that our activities result in emission of air pollutants, disposal of combustion residues, or storage of hazardous substances except in compliance with applicable permits and standards. The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals. We use our best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

      None of the equipment or machinery that we currently use or intend to use in our current or proposed manufacturing activities is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market.

      We have used the name "GreenMan" in interstate commerce since inception and assert a common law right in and to such name.

Employees

      As of September 30, 2003, we had approximately 180 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 2. Description of Properties

      Our Minnesota subsidiary owns two industrial buildings and an office building in Savage, Minnesota, located on approximately eight acres of land zoned for industrial use.

      In April 2001, our Georgia subsidiary sold all of its land and buildings located in Jackson, Georgia to a third party. Simultaneous with the sale, the subsidiary executed a 20 year lease with the same third party for use of that property at a monthly rental of $17,642. The lease can be renewed for four additional five-year periods and provides us an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. In December 2002, the lease was assigned to Mart Management, Inc. ("Mart") an unrelated third party. On September 30, 2003, Mart loaned us $100,000 under a twelve month unsecured note payable bearing interest quarterly at 12% per annum (See Item 12 - "Certain Relationships and Related Transactions - Related Party Transactions).

      Our Iowa subsidiary leases a facility located on approximately four acres of land under a ten-year lease commencing in April 2003 from Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by one of our officers. Under the terms of the lease, monthly rental payments of $8,250 are required for the first five years, increasing to $9,000 per month for the remaining five years. The lease also provides us with a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor.

      On April 1, 2003, our Wisconsin subsidiary acquired the land and buildings in which it operates for $362,900 under a 67 month promissory note with aggregate payments of $76,500 over the first eight months. Thereafter, commencing December 1, 2003, the note requires monthly payments of $2,886, including interest at 8% per annum, with the remaining principal balance due on November 1, 2008.

      Our California subsidiary leases approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expires in April 2007, subject to an option to extend the lease for an additional five years.

      Our Tennessee subsidiary leases a facility of approximately 26,000 square feet located on approximately two acres of land under a three-year agreement for $10,222 per month. The lease can be renewed for an additional five-year period and includes an option to purchase the land and buildings at fair market value during the term of the lease.

      We lease approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $5,070 under a five-year lease that expires in May 2008.

      We believe these facilities are adequate for our current needs and have adequate space to accommodate expansion if required to meet ongoing growth.

Item 3. Legal Proceedings

We were not a party to any pending legal proceedings as of September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2003.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock began trading on the American Stock Exchange on September 20, 2002 under the symbol of "GRN." Prior to that time, our common stock had traded on the Over the Counter Bulletin Board under the symbol "GMT."

      Based on the minimal trading activity of common stock on the Boston Stock Exchange, we voluntarily withdrew our listing on that exchange effective November 13, 2002.

      The following table sets forth the high and low bid quotations for our common stock for the periods indicated as quoted on the Over the Counter Bulletin Board and, effective September 20, 2002, on the American Stock Exchange. Quotations from the Over the Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         ------------------
                                            Common Stock
                                         ------------------
                                          High         Low
                                          ----         ---
Fiscal 2002
-----------
Quarter Ended December 31, 2001          $ 1.35     $ 0.65
Quarter Ended March 31, 2002               1.82       1.12
Quarter Ended  June 30, 2002               2.68       2.00
Quarter Ended September 30, 2002           2.35       1.80

Fiscal 2003
-----------
Quarter Ended December 31, 2002          $ 2.40     $ 1.90
Quarter Ended March 31, 2003               2.15       1.86
Quarter Ended  June 30, 2003               1.92       1.31
Quarter Ended September 30, 2003           1.92       1.57

      On January 30, 2004, the closing bid price of our common stock was $1.45 per share.

      As of January 30, 2004, we estimate the approximate number of stockholders of record of our common stock to be 2,600.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Private Offering of Common Stock" below, for descriptions of certain shares of capital stock sold under an offering completed during the fiscal year ended September 30, 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year ended September 30, 2003 Compared to Fiscal Year ended September 30, 2002

      Net sales for the fiscal year ended September 30, 2003 increased 8% to $29,679,992, compared to $27,451,633 for the fiscal year ended September 30, 2002. In addition, several large tire pile cleanup projects accounting for 10% of the total passenger tire equivalents processed during the year ended September 30, 2002 were completed. The increase was primarily attributable to the inclusion of operations of our new California, Iowa and Wisconsin subsidiaries formed in connection with fiscal 2002 acquisitions, as well as increased end product sales which accounted for over 25% of consolidated revenues for the fiscal year ended September 30, 2003, compared to 17% for the same period last year. The increase in end product sales is attributable to implementation of our waste wire processing equipment and crumb rubber production capacity which was acquired during the last half of fiscal 2002. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales which substantially offset an 11% reduction in tipping fees resulting from lower tipping fees in certain markets and the completion of several large on-going tire pile cleanups during 2002. We processed over 28.6 million passenger tire equivalents during the fiscal year ended September 30, 2003, compared to over 26.3 million passenger tire equivalents during the fiscal year ended September 30, 2002.

      Gross profit for the fiscal year ended September 30, 2003 was $3,977,981 or 13% of net sales, compared to $6,254,624 or 23% of net sales for fiscal year ended September 30, 2002. The decrease was attributable to: (1) the completion of several large tire pile cleanups in June 2002; (2) more than $800,000 of excess transportation costs and other operating inefficiencies necessitated by processing Tennessee-sourced tires at our Georgia facility until our Nashville area facility commences full operation; (3) previously reported corporate-wide insurance cost increases of more than $100,000 per quarter; (4) $260,000 of increased raw material costs incurred by our Iowa subsidiary resulting from the need to supplement crumb rubber feedstock requirements externally during the $1.5 million facility upgrade period and the winter months when seasonally inbound volumes are lower; (5) decreased end product revenue in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which management estimates to exceed $500,000 net of business interruption insurance reimbursement; (6) approximately $400,000 of operating inefficiencies associated with the transition of our Wisconsin operations from a size reduction facility to a whole tire transfer station which was completed during the first quarter of fiscal 2004; (7) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs incurred during the shredding equipment upgrade at our Iowa subsidiary which was completed in February 2003; (8) over $125,000 in lost profitability due to boiler problems experienced at two large tire-derived fuel customers (which were corrected in June 2003); and (9) approximately $250,000 relating to losses associated with a kiln relationship terminated on December 31, 2002 and the commercialization of our roofing shingle project.

      Selling, general and administrative expenses for the fiscal year ended September 30, 2003 were $5,434,270 or 18% of sales, compared to $4,398,146 or 16% of sales for the fiscal year ended September 30, 2002. The increase is attributable to the inclusion of our three new subsidiaries formed in connection with fiscal 2002 acquisitions and our majority owned joint venture formed in fiscal 2002. In addition, results for the fiscal year ended September 30, 2003 include approximately $411,000 of costs associated with the initial startup and limited operations of our new Tennessee facility.

      In February 2003, we decided to reconfigure our Wisconsin operations from a low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. In addition, in order to meet increased demand in the Midwest and Southeast for smaller and more lucrative tire-derived fuel material, several new pieces of shredding and screening equipment were installed at our Georgia and Minnesota facilities during the second half of fiscal 2003. As a result of these decisions, we determined that certain equipment was no longer necessary or that the net book value of certain identified assets exceeded the estimated fair market value and, accordingly we recorded a non-cash impairment loss of $261,278 during the fiscal year ended September 30, 2003. We intend to either utilize the available equipment at our other locations or initiate an effort to sell the excess equipment.

      As a result of the foregoing, we recorded an operating loss of $1,717,567 for the fiscal year ended September 30, 2003, compared to an operating profit of $1,856,478 for the fiscal year ended September 30, 2002.

      In addition to the disruption of operations and lost revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to damaged equipment and excess disposal costs totaling approximately $390,000, which were offset by a partial insurance recovery of $821,000 associated with costs incurred during the fiscal year ended September 30, 2003. We also incurred a net loss of approximately $89,000 associated with the divestiture of under-performing assets during the fiscal year ended September 30, 2003.

      We recorded $177,929 of income from forgiveness of indebtedness during the fiscal year ended September 30, 2002 as a result of renegotiating and settling certain outstanding obligations due to various unrelated, unsecured vendors and creditors who agreed to forgive past due amounts due in return for an immediate payment of less than 100%. No such income was recorded during fiscal 2003.

      During the fiscal year ended September 30, 2002, we recorded a net benefit for income taxes of $204,400 primarily due to the recognition of a deferred tax asset of $270,000.

      As a result of the foregoing, we recorded a net loss of $2,892,543 or $.18 per basic share for the fiscal year ended September 30, 2003, compared to net income of $1,018,027 or $.07 per basic share for the fiscal year ended September 30, 2002.

Liquidity and Capital Resources

      As of September 30, 2003, we had $990,745 in cash and cash equivalents and a working capital deficiency of $4,022,371. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, raising additional growth capital and re-establishing continued profitability from operations will be critical to our future liquidity.

      The Consolidated Statements of Cash Flows reflect events in fiscal 2003 and 2002 as they affect our liquidity. During the fiscal years ended September 30, 2003 and 2002, net cash provided from operating activities was $1,948,484 and $1,726,014, respectively. Negatively impacting operating cash flows in fiscal 2003 was a net loss from operations, which was offset by depreciation, amortization, impairment losses and an increase in accounts payable. Positively affecting cash flows for fiscal 2002 was net income from operations, depreciation and amortization, which was offset by an increase in accounts receivables and deferred income taxes.

      Net cash used for investing activities was $2,522,496 and $3,563,132 during fiscal 2003 and 2002, respectively. These amounts represent significant investments made for the purchase of property and equipment during the last two years and the acquisition of several entities during fiscal 2002.

      Net cash provided by financing activities was $770,976 and $1,888,180 during fiscal 2003 and 2002, respectively. Positively affecting cash flows from financing activities for both years were proceeds from the sale of our common stock, the issuance of notes payables to unrelated and related parties and the exercise of stock options and warrants.

      During the past five years, we have terminated under-performing operations and initiatives and eliminated the use of non-conventional financing methods that had contributed over $18.7 million to our accumulated deficit. In order to position our company to be stronger, more profitable and to enhance shareholder value in the future, we began initiatives during the first quarter of fiscal 2003 to upgrade existing operations, expand into new geographic locations to maximize existing transportation and marketing infrastructures, and continue to identify better and more profitable uses for existing and new products. Several of these initiatives are described below.

Operating Performance Enhancements

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. We have purchased secondary equipment for our Georgia (damaged in the March 2003 fire), Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also reduces residual disposal costs.

      During the fourth quarter of fiscal 2002, we initiated a $1.5 million equipment upgrade to our Des Moines, Iowa tire processing facility. We completely replaced all tire shredders with more efficient, higher volume equipment and installed a waste wire processing equipment line that will reduce waste wire disposal costs while increasing our capacity to produce over 20 million pounds of rubber feedstock per year for our internal crumb rubber operations. From July through December 2002, we experienced inevitable one-time operational disruptions during the equipment installation. Additionally, we incurred increased transportation costs because a significant portion of Iowa tires were diverted to our Minnesota plant for processing during the upgrade. These disruptive factors negatively impacted earnings in the first quarter of fiscal 2003 by approximately $150,000. We estimate the internalization of crumb rubber feedstock supply and production via our new processing equipment will eliminate over $250,000 in annual transportation costs by eliminating the need to source crumb rubber feedstock from our other locations. Additionally, we believe that these actions position us to better meet the growing market demand for our products and services as evidenced by the fact that Iowa crumb product shipments have increased almost three-fold during the fiscal year ended September 30, 2003, compared to the same period last year. The capital investment in Iowa was funded by a combination of internal cash flow and long-term debt provided by First American Bank of Des Moines, Iowa and the State of Iowa.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We therefore will incur increased disposal costs and reduced product revenue in Georgia until March 2004, when the equipment is currently expected to be re-installed and operational. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. These amounts have been offset by approximately $821,000 of insurance proceeds of which $187,000 has been received as of September 30, 2003. In December 2003, we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim

      Following the February 2003 decision to reconfigure our Wisconsin operations, waste wire processing equipment in Wisconsin was taken off line in March 2003 with the intention of moving it to our Minnesota operation. We had originally delayed the relocation of the equipment to Minnesota in order to evaluate whether to deploy it in Georgia to temporarily replace the damaged equipment; however in May 2003 we decided to relocate the Wisconsin equipment to Minnesota as planned. The Minnesota waste wire processing equipment began initial operation in July 2003. We estimate this equipment will reduce disposal expense by over $160,000 per year, while providing new sources of revenue and much needed material feedstock for our Iowa crumb rubber operations. In addition to the existing waste wire processing equipment, we invested an additional $250,000 in new support equipment and infrastructure improvements. These capital investments were funded by internal cash flow.

      In addition, during the first half of fiscal 2003, several new pieces of shredding and screening equipment were installed at our Minnesota and Georgia locations in order to meet increased demand for more lucrative smaller tire-derived fuel material in the Midwest and Southeast. These capital investments, which exceeded $525,000, were funded by internal cash flow.

Effects of Inflation and Changing Prices

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we are adversely affected by significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates would have a negative effect on our performance.

Other Matters That Have Impacted Our Liquidity

New Market Development Initiatives

      The July 2002 acquisition of a scrap tire business in Azusa, California marked our first location in the western portion of the United States. We have devoted significant resources during the past twelve months to expand and enhance our California market position in order to provide a solid foundation for future growth and sustainable profitability.

      In February 2003, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. Historically, we transported all Tennessee-sourced tires to our Georgia facility to be processed. We anticipated that a majority of the funding to implement this initiative would come from our principal lender, which unfortunately was closed by the Commissioner of Financial Institutions of the State of California in February 2003, shortly after we received verbal approval to move forward. In July 2003, our Tennessee facility began processing local tires on a limited basis using excess and idle equipment from various other locations. We are evaluating several immediate financing alternatives to provide the capital necessary to purchase all remaining equipment, which is estimated to cost approximately $1.5 million. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month.

      Also, in February 2003, we decided to reconfigure the operations of our Wisconsin facility from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The decision was made because the cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. We intend to either use the available Wisconsin size reduction equipment at our other locations or initiate an effort to sell. We also intend to continue our efforts to increase Wisconsin tire volumes and reduce expenses in order to reach profitability in the near term.

      During the past twelve months, we have invested over $1.5 million developing and/or reconfiguring our California, Tennessee and Wisconsin operations. These investments have come in the form of new internally financed capital equipment and the funding of new market development initiatives.

Private Offerings of Common Stock

      In February 2002, we commenced a private offering of our common stock to accredited investors (as that term is defined in Rule 501 of Regulation D under the Securities Act) in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of September 30, 2003, when the offering terminated, we had sold 1,458,511 shares of our unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,133,603. The investors have been granted limited registration rights to cause us to register the common stock for resale in the event that we register shares of common stock for our own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets. The sale of these shares was exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act.

      In December 2003, we commenced a private offering of investment units to accredited investors through an investment bank in an effort to raise up to $3,000,000 (which may be increased to up to $3,500,000 to cover over-allotments, if any). Each unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the units will equal 80% of the average closing bid price of our common stock during the ten days preceding each closing of the offering. The warrants are exercisable at any time between the sixth month and the fifth year after the date of issuance at an exercise price equal to 105% of the closing bid price of our common stock on the day preceding the applicable closing. The sale of these units is exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act. We have agreed to use our best efforts to register the shares of common stock, and the shares issuable upon exercise of the warrants, for resale under the Securities Act. No assurances can be given that such offering will be successful.

Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, we repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given was credited to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of September 30, 2003, four payments totaling $35,845 were past due and we have received a waiver of default from RSLP through March 31, 2004 on any past due amounts.

Credit Facility

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast Business Credit ("CBC") were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Company ("FDIC") was appointed receiver of SPB and its subsidiaries. Prior to its closure, CBC had been our principal source of working capital financing and long term debt (the "Credit Facility") and had verbally agreed to provide the necessary funding to implement several growth initiatives including shredding and screening upgrades in Georgia and Minnesota, our waste wire processing equipment in Minnesota and a new high volume tire processing facility in Tennessee. As a result of the CBC failure, these initiatives have taken longer to implement as they have been funded by internal cash flows.

      On May 16, 2003, we were notified by the FDIC that Waco Asset Management Co.31, Ltd., an affiliate of First City Financial Company ("FCFC"), had purchased a pool of loans from the FDIC that included our Credit Facility. FCFC focuses on acquiring and resolving distressed loans and other assets at discounted values and is not generally a long-term, asset-based lender. Accordingly, we have been advised that because the Credit Facility does not represent a typical FCFC loan, FCFC intends to sell its interest in the Credit Facility to a third party. No assurance can be given that FCFC will be successful in selling its interest in the Credit Facility. We are in compliance with all covenants and other terms of the Credit Facility. Although FCFC must honor the terms of the Credit Facility as long as we are not in default, FCFC is not willing to expand the Credit Facility to provide us with necessary growth capital. No assurance can be given that FCFC will grant waivers of defaults that we may need in the future. Our management is currently evaluating several financing alternatives which would provide growth capital and enhance our financial position, and is diligently working to determine the feasibility of each alternative. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all. If we are unable to obtain additional growth capital, our ability to implement our business plan may be materially and adversely affected. If we are forced to refinance our obligations, we would be required to write off the then unamortized balance of deferred financing charges relating to the Credit Facility ($181,156 at September 30, 2003).

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 10 to the Consolidated Financial Statements contained herein.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past four consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

      We have experienced four consecutive quarters of operating losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

We may need to seek an alternate principal source of working capital financing and long term debt.

      See the discussion regarding our Credit Facility in "Other Matters That Have Impacted Our Liquidity - Credit Facility," above. In addition to the risks disclosed in that discussion, the uncertainty surrounding the status of the Credit Facility, which expires on December 31, 2006, may become a significant distraction of management from our ongoing business.

In March 2003, a portion of our Georgia facility and several pieces of equipment were damaged by fire; as a result we have experienced increased disposal costs and reduced product revenue in Georgia.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire, which resulted in increased disposal costs and reduced product revenue in Georgia. We anticipate that these conditions will continue until March 2004, when the equipment is expected to be repaired and returned to operative status. No assurance can be given, however, that we will be able to re-establish our Georgia waste wire processing capabilities in a timely manner.

We may not realize the anticipated benefits associated with the establishment of our Tennessee operations.

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. Historically, we have transported all Tennessee-sourced tires to our Georgia facility for processing. In July 2003, we began processing tires on a limited basis in Tennessee utilizing excess and idle equipment from various GreenMan subsidiaries. Until we are successful in purchasing the appropriate high-volume shredding and ancillary equipment for our Tennessee facility, we will continue to incur excess transportation costs necessitated by transporting Tennessee-sourced tires to Georgia instead of processing them locally.

We may not realize the anticipated benefits associated with the reconfiguration of our Wisconsin operations.

      In February 2003, we decided to reconfigure the operations of our low-volume Wisconsin size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln has been and is anticipated to continue to consume a majority of the scrap tires collected by the Wisconsin facility. We do not have a long-term supply contract with the cement kiln and there can be no assurance that we will realize the anticipated benefits associated with the reconfiguration of these operations.

Improvement in our business depends on our ability to increase demand for our products and services.

      Adverse events or economic or other conditions affecting markets for our products and services, potential delays in product development, product and service flaws, changes in technology, changes in the regulatory environment and the availability of competitive products and services are among a number of factors that could limit demand for our products and services.

Our business is subject to extensive and rigorous government regulation; failure to comply with applicable regulatory requirements could substantially harm our business.

      Our tire recycling activities are subject to extensive and rigorous government regulation designed to protect the environment. The establishment and operation of plants for tire recycling are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals.

The market in which we operate is highly competitive, fragmented and decentralized and our competitors may have greater technical and financial resources.

      The market for our service is highly competitive, fragmented and decentralized. Many of our competitors are small regional or local businesses. Some of our larger competitors may have greater financial and technical resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines. These factors may limit or prevent any further development of our business.

Our success depends on the retention of our senior management and other key personnel.

      Our success depends largely on the skills, experience and performance of our senior management, particularly, Robert H. Davis, our Chief Executive Officer; Charles E. Coppa, our Chief Financial Officer; Mark T. Maust, our Vice President of Operations and Midwest Regional Vice President; Thomas A. Carter, subsidiary and Southeastern Regional Vice President; and James C. Dodenhoff, our Western Regional Vice President. The loss of any of these personnel could have a material adverse effect on our business, financial condition and results of operations. We have obtained "key man" insurance only on the lives of Messrs. Davis and Coppa.

Seasonal factors may affect our quarterly operating results.

      Seasonality may cause our total revenues to fluctuate. We typically process fewer tires during the winter and experience a more pronounced volume reduction in severe weather conditions. In addition, a majority of our crumb rubber is used for playground and athletic surfaces, running tracks and landscaping/groundcover applications which are typically installed during the warmer portions of the year. Similar seasonal or other patterns may develop in our business.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

      A significant part of our business strategy entails future acquisitions of, or significant investments in, businesses that offer complementary products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at substantial premiums over the fair value of the net assets of the acquired companies, and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate future acquired businesses, at all or without significant distraction of management from our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

As we grow, we are subject to growth related risks.

      We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and any future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Our management, personnel or systems may be inadequate to support our operations, and we may be unable to achieve the increased levels of revenue commensurate with the increased levels of operating expenses associated with this growth. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, the cost of opening new facilities and the hiring of new personnel for those facilities could significantly decrease our profitability, if the new facilities do not generate sufficient additional revenue.

Risks Related to the Securities Market

Our stock price may be volatile, which could result in substantial losses for our shareholders.

      Our common stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our common stock may be highly volatile. Additionally, the market price of our common stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

      o     changes in market valuations of similar companies;

      o announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

      o     regulatory developments;

      o additions or departures of senior management and other key personnel;

      o deviations in our results of operations from the estimates of securities analysts; and

      o     future issuances of our common stock or other securities.

We have options, warrants and convertible promissory notes currently outstanding. Exercise of these options and warrants, and conversions of these promissory notes will cause dilution to existing and new shareholders.

      We have options and warrants to purchase approximately 4,029,794 shares of common stock currently outstanding in addition to $375,000 of convertible promissory notes. These notes are convertible into 500,000 shares of common stock and are held by a member of our Board of Directors. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

      We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. As a result, capital appreciation, if any, of our common stock will be shareholders' sole source of gain for the foreseeable future.

Anti-takeover provisions in our charter documents and Delaware law could discourage potential acquisition proposals and could prevent, deter or delay a change in control of our company.

      Certain provisions of our Restated Certificate of Incorporation and By-Laws could have the effect, either alone or in combination with each other, of preventing, deterring or delaying a change in control of our company, even if a change in control would be beneficial to our stockholders. Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, would be accounted for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement did not have a material effect on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities, we would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on our consolidated financial statements.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-21 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

      Name                                  Age          Position
      ----                                  ---          --------
      Maurice E. Needham ...............    63     Chairman of the Board of Directors
      Robert H. Davis ..................    61     Chief Executive Officer; President; Director
      Charles E. Coppa .................    40     Chief Financial Officer; Treasurer; Secretary
      Mark T. Maust ....................    45     Vice President of Operations
      Dr. Allen Kahn....................    83     Director
      Lew F. Boyd ......................    58     Director
      Lyle Jensen.......................    53     Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. Each outside director receives a fee of $2,500 per board meeting. Each outside director also participates in the Non-Employee Director Stock Option Plan.

      We have established an Audit Committee consisting of Messrs. Jensen (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and Jensen. Our Board of Directors has determined that Mr. Jensen is an "audit committee financial expert" within the meaning given that term by Item 401(e) of Regulation S-B and that Mr. Jensen is "independent" within the meaning of given to that term by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

      ROBERT H. DAVIS has been Chief Executive Officer and a Director since July 1997. Prior to joining us, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc. Mr. Davis currently serves as a Director and Audit Committee member of Waste Connections, Inc., the fourth largest solid waste management company in the United States.

      CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company.

      MARK T. MAUST has been Vice President of Operations since July 2000 and Vice President of our Minnesota subsidiary since July 1997. Prior to joining us, Mr. Maust served as Vice President for BFI Tire Recyclers of Minnesota, Inc. from July 1991 to June 1997. Mr. Maust was Vice President of Maust Tire Recycling from 1988 to 1991, when the business was sold to BFI and he joined BFI as a Vice President.

      ALLEN KAHN, M.D., has been a Director since March 2000. Dr. Kahn operated a private medical practice in Chicago, Illinois, which he founded in 1953 until his retirement in October 2002. Dr. Kahn has been actively involved as an investor in "concept companies" since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.).

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

      LYLE JENSEN has been a Director since May 2002. Mr. Jensen is currently a Business Development and Operations Consultant. Prior to that he held executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988 and various financial and general management roles within Rockwell International from 1973 to 1984.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership of our common stock and other equity securities on Form 3 and reports of changes in such ownership on Form 4 and Form 5. Officers, directors and 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

      To the best of management's knowledge, based solely on review of the copies of such reports furnished to us during and with respect to, our most recent fiscal year, and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors have been complied with.

Code of Ethics

      We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics, which will be posted on our corporate website.

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2003, 2002 and 2001, to our Chief Executive Officer, our Vice President of Operations and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                             Annual Compensation                  Compensation
                                             -------------------                  Securities
Name and                                                         Other Annual     Underlying        All Other
Principal Position              Year      Salary     Bonus      Compensation (1)  Options (2)       Compensation (3)
------------------              ----      ------     -----      ----------------  -----------       ----------------

Robert H. Davis .............    2003    $230,000   $    --         $19,900             --            $   --
Chief Executive Officer          2002     230,000    23,000          16,817          7,500                --
                                 2001     230,000    44,000          15,586         25,000             5,813

Mark T. Maust ...............    2003    $140,000   $    --         $18,908             --            $   --
Vice President                   2002     140,000    70,000          17,278          7,500                --
                                 2001     140,000    70,000          17,074         25,000             5,813

Charles E. Coppa ............    2003    $130,000   $    --         $ 9,343             --            $   --
Chief Financial Officer          2002     130,000     5,000           7,200          7,500                --
                                 2001     130,000    20,000           7,200         50,000             5,813

(1) Represents payments made to or on behalf of Messrs. Davis, Maust and Coppa for health and life insurance and auto allowances.
(2) The fiscal 2002 grants represent options granted to Mr. Davis, Mr. Maust and Mr. Coppa in August 2002. The fiscal 2001 grants represent options granted in January 2001 to Mr. Davis, Mr. Maust and Mr. Coppa.
(3) Represents the value assigned to 19,375 shares of our unregistered common stock granted to each of Messrs. Davis, Maust and Coppa for prior services rendered.

Options/SAR Grants Table

      We did not grant any stock options or other equity during the fiscal year ended September 30, 2003 to the executives named in the Summary Compensation Table above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning the value of unexercised options as of September 30, 2003 held by the executives named in the Summary Compensation Table above.

                                   Shares                                                                 Value of Unexercised
                                  Acquired            Value              Number of Unexercised            In-the-Money Options
                               on Exercise (1)     Realized (2)    Options at September 30, 2003 (3)    at September 30, 2003 (2)
                               ---------------     ------------    ---------------------------------    -------------------------
Name                                                                Exercisable      Unexercisable      Exercisable   Unexercisable
----                                                                -----------      -------------      -----------   -------------
Robert H. Davis .......            103,000          $ 119,940         944,500           273,500          $ 441,430     $ 257,830
Mark T. Maust .........              --                 --            166,000           166,500          $ 208,550     $ 112,500
Charles E. Coppa ......              --                 --            214,000           173,500          $ 242,720     $ 124,880

(1) During the fiscal year ended September 30, 2003, Mr. Davis exercised 103,000 options at exercise prices ranging from $.40 to $.53 per share.
(2) Assumes that the value of shares of common stock is equal to $1.66 per share, which was the closing bid price on the American Stock Exchange on September 30, 2003.
(3) The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis, December 30, 1997 in the case of Mr. Maust and March 23, 1999 in the case of Mr. Coppa at an annual rate of 20% of the underlying shares of our common stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

Employment Agreements

      In April 1999, we entered into a three-year employment agreement with Mr. Davis pursuant to which Mr. Davis receives a salary of $230,000 per annum with an additional $50,000 of deferred compensation in the first year. The agreement automatically renews for three additional years upon each anniversary, unless notice of non-renewal is given by either party, and provides for payment of twelve months salary as a severance payment for termination without cause. Any increases will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement also provides for Mr. Davis to receive incentive compensation based on the following formula:

Consolidated Net Income        Incentive               Cumulative
Before Income Taxes            Compensation Rate       Maximum
--------------------           -----------------       -------
$0 - $1,000,000                5%                      $50,000
$1,000,001 - $2,000,000        7.5%                    125,000
$2,000,001+                    2.5%                    125,000+

      No bonus was payable for fiscal 2003. Based upon our fiscal 2002 performance, Mr. Davis chose to accept a reduced bonus amount of $23,000.

      In June 1999, we entered into a two-year employment agreement with Mr. Coppa pursuant to which Mr. Coppa currently receives a salary of $130,000 per annum. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

      In June 2003, we entered into a three-year employment agreement with Mr. Needham pursuant to which Mr. Needham will receive a salary of $90,000 per annum. The agreement automatically renews for three additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

Stock Option Plan

      Our 1993 Stock Option Plan, was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. In March 2001, our stockholders approved an increase to the number of shares authorized under the 1993 Stock Option Plan to 3,000,000 shares.

      Options granted under the 1993 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. Incentive stock options may be granted under the 1993 Stock Option Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to our employees, directors and consultants.

      The 1993 Stock Option Plan is administered by our Board of Directors, which has the authority to determine:

      o     the persons to whom options will be granted;

      o     the number of shares to be covered by each option;

      o whether the options granted are intended to be incentive stock options;

      o     the manner of exercise; and

      o     the time, manner and form of payment upon exercise of an option.

      Incentive stock options granted under the 1993 Stock Option Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of the our voting stock). Non-qualified stock options may be granted at an exercise price established by our Board which may not be less than 85% of fair market value of our shares on the date of grant. Incentive stock options granted under the 1993 Stock Option Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of our voting stock.

      As of September 30, 2003, there were 1,983,894 options granted and outstanding under the 1993 Stock Option Plan of which 1,533,094 options were exercisable at prices ranging from $0.38 to $4.70.

Non-Employee Director Stock Option Plan

      Our 1996 Non-Employee Director Stock Option Plan is intended to promote our interests by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of our Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under our Non-Employee Director Stock Option Plan.

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

      As of September 30, 2003,options to purchase 26,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 16,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

Employee Benefit Plan

      In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2003 and 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2003:

      o by each person (including any "group' as used in Section 13(d) of the Exchange Act) who is known by us to own beneficially 5% or more of the outstanding shares of common stock;

      o     by each of our directors and officers; and

      o     by all our directors and officers as a group.

      Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2003, 16,061,939 shares of our common stock were issued and outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
                                                    Number of Shares            Percentage of
Name (1)                                            Beneficially Owned (2)      Class (2)
--------                                            ----------------------      ---------
Dr. Allen Kahn (3).........................           2,717,091                     16.40%
Maurice E. Needham (4).....................           1,791,251                     10.60%
Robert H. Davis (5).........................          1,191,200                      7.12%
Charles E. Coppa (6)........................            608,427                      3.72%
Mark Maust (7)..............................            422,736                      2.59%
Lew F. Boyd (8).............................            364,588                      2.25%
Lyle Jensen (9).............................              7,800                      *
All officers and directors as a group
      (7 persons) ..........................          7,103,093                     37.83%

* Less than 1%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                     Number of Shares            Percentage of
                                                     Beneficially Owned          Class
                                                     ------------------          -----
Richard Ledet (10).........................           1,950,400                     12.14 %

(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, Massachusetts 01940.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 10,500 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 500,000 shares of common stock issuable pursuant to immediately exercisable convertible notes.
(4) Includes 834,000 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 672,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 275,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(7) Includes 231,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(8) Includes 124,394 shares of common stock issuable pursuant to immediately exercisable stock options.
(9) Includes 7,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(10)  Mr. Ledet's address is 2960 NE Broadway, Des Moines, Iowa 50317.

Common Stock Authorized for Issuance under Equity Compensation Plans

      For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2003, see Note 11 ("Stockholders' Equity") of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      In July 2001, our Board of Directors approved the issuance of 100,000 shares of our unregistered common stock to certain employees in recognition of past services and we recorded a $30,000 expense (the assigned fair value based on the closing bid price of our common stock on the date of issuance) associated with the issuance of these shares during the year ended September 30, 2001. Messrs. Needham, Davis, Coppa, Maust, Boyd and Kahn collectively received 85,000 of these shares of common stock.

      On March 19, 2002, Mr. Jensen was granted options to purchase 25,000 shares of our common stock at an exercise price of $1.51 per share in connection with his election as a member of our Board of Directors. These options vest equally over a five-year period and are exercisable for a period of ten years.

      On August 23, 2002, Messrs. Needham, Davis, Coppa, Maust, Kahn, Boyd and Jensen were collectively granted options and warrants to purchase 30,000 shares of our common stock at an exercise price of $1.80 per share. These options vest equally over a five-year period and are exercisable for a period of ten years.

      In fiscal 2003, Messrs. Needham, Davis, Kahn and Boyd, collectively exercised options and warrants to purchase 255,106 shares of unregistered common stock at exercise prices ranging from $.31 to $1.09 per share for gross proceeds of $113,605.

Loans; Personal Guarantees

      In January 1998, we advanced Mr. Davis $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 and increase the interest rate to 9.5%. In September 2001, we agreed to extend the maturity date to April 15, 2004. As of September 30, 2003, the outstanding balance on this note amounted to approximately $158,100, including accrued interest.

      In January 1999, we advanced Messrs. Davis and Coppa a total of $55,000 under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, Messrs. Davis and Coppa each repaid $5,000 of their respective then outstanding balances. As of September 30, 2003, the outstanding balance on these notes amounted to approximately $66,100, including accrued interest, of which $45,000 is classified as an offset to stockholders' equity.

      Messrs. Needham, Davis and Coppa have personally guaranteed a $1.1 million note payable issued to Cryopolymers Leasing Inc. in May 1999.

      Dr. Kahn loaned us $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under a February 2000 offering of 11% convertible notes. The entire principal balance was outstanding as of September 30, 2003. The warrants are exercisable for a period of five years to purchase 125,000 shares of our common stock at exercise prices ranging from $.31 to $.50 per share. Dr. Kahn has been granted limited registration rights to cause us to register for resale the common stock underlying the warrants in the event that we register shares of common stock for our own account. The original maturity date of the convertible notes was twelve months after issuance and they are payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, Dr. Kahn agreed to extend the maturity date of his notes for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, Dr. Kahn again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates with no change in existing terms.

      Dr. Kahn has also loaned us $200,000 under the terms of a November 2000 unsecured promissory note which bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, Dr. Kahn again agreed to extend the maturity of the note until November 2004.

      In September 2003, Mr. Davis loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004.

      During the period of June to August 2003, two immediate family members of Mr. Needham loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity.

Related Party Transactions

      We rent several pieces of equipment on a monthly basis from Valley View Farms, Inc., a company co-owned by Mr. Maust. Rent expense associated with payments made to Valley View Farms for the fiscal years ended September 30, 2003 and 2002 was $279,443 and $355,040, respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with Valley View Farms. Under the terms of the lease, the subsidiary is required to pay rent of $4,394 per month and has the ability to purchase the equipment at the end of the lease at approximately 40% of its original value. The lease is classified as a capital lease at September 30, 2003 with an equipment value of $146,670.

      In September 1999, our Georgia subsidiary entered into a five-year equipment lease with Valley View Farms. Under the terms of the lease, the subsidiary was required to pay rent of $6,421 per month and had the ability to apply 85% of all payments made towards the purchase of the equipment at the end of the lease. In August 2002 the subsidiary exercised its option to acquire the equipment.

      Our majority-owned joint venture, Able Tire of Oklahoma, LLC which we divested in April 2003, leased on a month-to-month basis, certain rolling stock equipment from Gary Humphreys, an owner of Able Tire Company, LLC, the other member of the joint venture. Payments made to Mr. Humphreys totaled $48,700 and $45,100 during the fiscal years ended September 30, 2003 and 2002, respectively.

      Able Tire of Oklahoma, LLC also purchased certain operating equipment from Green Tree Resorts, a company partly owned by Mr. Humphreys, for $10,500 during the fiscal year ended September 30, 2002.

      In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management Company, LLC ("Maust Asset Management") for our Iowa facility. Maust Asset Management is co-owned by one of our officers. Under the terms of the lease, monthly rent payments of $8,250 are required for the first five years, increasing to $9,000 per month for the remaining five years. The lease also provides us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from our former lessor. For the fiscal year ended September 30, 2003, payments made in connection with this lease amounted to $41,250.

      On September 30, 2003, Mart Management, Inc., our Georgia subsidiary's landlord, loaned us $100,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due September 30, 2004.

      All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits required by Item 601 of Regulation S-B are filed as part of this Form 10-KSB.

Exhibit No.           Description
-----------           -----------

   3.1(10)       --   Restated Certificate of Incorporation as filed with the
                      Secretary of State of the State of Delaware on May 1, 2003

   3.2(2)        --   By-laws of GreenMan Technologies, Inc.

   4.1(2)        --   Specimen certificate for Common Stock of GreenMan
                      Technologies, Inc.

   4.2(3)        --   Note Purchase Agreement dated December 22, 2003 between
                      GreenMan Technologies, Inc. and Jed Schutz.

   4.3(3)        --   10% Convertible Promissory Note dated December 22, 2003
                      issued to Jed Schutz.

  10.1(2)        --   1993 Stock Option Plan.

  10.2(2)        --   Form of confidentiality and non-disclosure agreement for
                      executive employees.

  10.3(4)        --   Employment Agreement between GreenMan Technologies, Inc.
                      and Robert H. Davis.

  10.4(1)        --   Promissory Note issued by Robert H. Davis dated January
                      9, 1998 in favor of GreenMan Technologies, Inc.

  10.5(1)        --   Promissory Note issued by Robert H. Davis dated January
                      4, 1999 in favor of GreenMan Technologies, Inc.

  10.6(1)        --   Extension Agreement dated September 30, 2000 between
                      GreenMan Technologies, Inc. and Robert H. Davis.

  10.7(1)        --   Extension Agreement dated September 30, 2001 between
                      GreenMan and Robert H. Davis.

  10.8(4)        --   Employment Agreement between GreenMan Technologies, Inc.
                      and Charles E. Coppa.

  10.9(9)        --   Promissory Note issued by Charles E. Coppa dated January
                      4, 1999 in  favor of GreenMan Technologies, Inc.

  10.10(1)       --   Convertible Note Payable issued October 27, 1999 by
                      GreenMan Technologies, Inc. to Dr. Allen Kahn.

  10.11(1)       --   Convertible Note Payable issued November 23, 1999 by
                      GreenMan Technologies, Inc. to Dr. Allen Kahn.

  10.12(1)       --   Convertible Note Payable issued February 18, 2000 by
                      GreenMan Technologies, Inc. to Dr. Allen Kahn.

  10.13(1)       --   Promissory note issued November 17, 2000 by GreenMan
                      Technologies, Inc. to Dr. Allen Kahn.

  10.14(1)       --   Extension Agreement dated September 30, 2000 between
                      GreenMan Technologies, Inc. and Dr. Allen Kahn.

  10.15(1)       --   Extension Agreement dated June 27, 2001 between GreenMan
                      Technologies, Inc and Dr. Allen Kahn.

  10.16(5)       --   Loan and Security Agreement dated January 31, 2001 by and
                      among Coast Business Credit, GreenMan Technologies of
                      Minnesota, Inc. and GreenMan Technologies of Georgia, Inc.

  10.17(5)       --   Secured Promissory Note dated January 31, 2001 in the
                      amount of $2,044,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                      Inc. payable to Coast Business Credit.

  10.18(5)       --   Secured Promissory Note dated January 31, 2001 in the
                      amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                      Inc. payable to Coast Business Credit.

  10.19(5)       --   Secured Promissory Note dated January 31, 2001 in the
                      amount of $812,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                      Inc. payable to Coast Business Credit.

  10.20(5)       --   Secured Promissory Note dated January 31, 2001 in the
                      amount of $1,000,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                      Inc. payable to Coast Business Credit.

  10.21(5)       --   Security Agreement-Continuing Guaranty dated January 31,
                      2001 between GreenMan Technologies Inc. and Coast
                      Business Credit.

  10.22(5)       --   Loan Agreement dated March 29, 2001 between GreenMan
                      Technologies of Minnesota, Inc. Bremer Business Finance
                      Corporation.

  10.23(5)       --   Real Estate Term Note dated January 31, 2001 in the
                      amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. in favor of Bremer Business Finance
                      Corporation.

  10.24(5)       --   Mortgage, Security Agreement, Fixture Financing Statement
                      and Assignment of Leases and Rents executed by GreenMan
                      Technologies of Minnesota, Inc. to Bremer Business
                      Finance Corporation.

  10.25(6)       --   Purchase and Sale Agreement By and Between GreenMan
                      Technologies of Georgia, Inc. and WTN Realty Trust dated
                      April 2, 2001

  10.26(6) Lease Agreement By and Between WTN Realty Trust to GreenMan Technologies of Georgia, Inc. dated April 2, 2001.

  10.27(6)       --   $200,000 Promissory Note by WTN Realty Trust to GreenMan
                      Technologies of Georgia, Inc. dated April 2, 2001.

  10.28(6)       --   Purchase and Sale Agreement By and Between Technical Tire
                      Recycling, Inc. and Tennessee Tire Recyclers, Inc. dated
                      April 16, 2001

  10.29(6)       --   $180,000 Promissory Note by Technical Tire Recycling,
                      Inc. to Tennessee Tire Recyclers, Inc. dated April 16,
                      2001.

  10.30(6)       --   Corporate Guarantee by GreenMan Technologies, Inc. of
                      $180,000 note to Tennessee Tire Recyclers, Inc. dated
                      April 16, 2001.

  10.31(7)       --   Stock Repurchase Agreement by and between GreenMan
                      Technologies, Inc. and Republic Services of Georgia, LP, dated February 14, 2002.

  10.32(7)       --   $1,500,000 Promissory Note by GreenMan Technologies, Inc.
                      to Republic Services of Georgia, LP dated February 14,
                      2002.

  10.33(8)       --   Stock Repurchase Agreement by and between GreenMan
                      Technologies, Inc. and Republic Services of Georgia, LP dated May 6, 2002

  10.34(8)       --   $750,000 Promissory Note by GreenMan Technologies, Inc.
                      to Republic Services of Georgia, LP dated May 6, 2002.

  10.35(9)       --   Extension Agreement dated September 23, 2002 between
                      GreenMan and Dr. Allen Kahn.

  10.36(3)       --   Employment Agreement dated April 1, 2003 between GreenMan
                      Technologies, Inc. and Maurice E. Needham

  10.37(3)       --   Lease - Business Property dated April 1, 2003 between
                      GreenMan Technologies of Iowa, Inc. and Maust Asset
                      Management, LLC

  10.38(3)       --   Guaranty dated September 12, 2003 by GreenMan
                      Technologies, Inc. of obligations of GreenMan
                      Technologies of Iowa, Inc. under the Lease - Business
                      Property with Maust Asset Management, LLC.

  10.39(3)       --   $100,000 Promissory Note by GreenMan Technologies, Inc.
                      to Joyce Ritterhauss dated June 23, 2003.

  10.40(3)       --   $100,000 Promissory Note by GreenMan Technologies, Inc.
                      to Joyce Ritterhauss dated June 26, 2003.

  10.41(3)       --   $100,000 Promissory Note by GreenMan Technologies, Inc.
                      to Barbara Morey dated June 26, 2003.

  10.42(3)       --   $100,000 Promissory Note by GreenMan Technologies, Inc.
                      to Barbara Morey dated August 26, 2003.

  10.43(3)       --   $100,000 Promissory Note by GreenMan Technologies, Inc.
                      to Mart Management, Inc. dated September 30, 2003.

  10.44(3)       --   $400,000 Promissory Note by GreenMan Technologies, Inc.
                      to Robert H. Davis and Nancy Karfilis Davis dated
                      September 30, 2003.

  10.45(3)       --   Waiver agreement by Republic Services of Georgia, LP

  10.46(3)       --   Business Loan Agreement dated April 4, 2002 executed by
                      GreenMan Technologies of Iowa, Inc. and GreenMan
                      Technologies Inc. and First American Bank.

  10.47(3)       --   First Amendment dated October 7, 2002 to Business Loan
                      Agreement dated April 4, 2002 executed by GreenMan
                      Technologies of Iowa, Inc. and First American Bank.

  10.48(3)       --   Second Amendment dated February 25, 2003 to Business Loan
                      Agreement dated April 4, 2002 executed by GreenMan
                      Technologies of Iowa, Inc. and First American Bank.

  21.1(3)        --   List of All Subsidiaries

  31.1(3)        --   Certification of Chief Executive Officer pursuant to Rule
                      13a-14(a) or Rule 15d-14(a).

  31.2(3)        --   Certification of Chief Financial Officer pursuant to Rule
                      13a-14(a) or Rule 15d-14(a).

  32.1(3)        --   Certification of Chief Executive Officer pursuant 18
                      U.S.C. Section 1350

  32.2(3)        --   Certification of Chief Financial Officer pursuant to 18
                      U.S.C. Section 1350

(1) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2001 and incorporated herein by reference.

(2) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(3)   Filed herewith.

(4) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2001 and incorporated herein by reference.

(6) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(7) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2002 and incorporated herein by reference.

(8) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(9) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2002 and incorporated herein by reference

(10) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2003 and incorporated herein by reference.

(11) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2003 and incorporated herein by reference.

(b)   Reports on Form 8-K.

A Current Report on Form 8-K was filed on August 21, 2003, covering Item 5 ("Other Information") and Item 9 ("Regulation FD Disclosure"). Our press releases dated August 12, 2003 and August 18, 2003 were included as exhibits.

Item 14. Principal Accountant Fees and Services

Not applicable as our fiscal year ended prior to December 15, 2003.

GreenMan Technologies, Inc.
Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of September 30, 2003 and 2002               F-3

Consolidated Statements of Operations for the Years Ended September
  30, 2003 and 2002                                                         F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended September 30, 2003 and 2002                                   F-5

Consolidated Statements of Cash Flows for the Years Ended September
  30, 2003 and 2002                                                         F-6

Notes to Consolidated Financial Statements                                  F-7

Independent Auditors' Report


The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts


      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the 2003 financial statements, the Company has suffered a substantial loss from operations in the current year and has a working capital deficiency of $4,022,371. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /S/ WOLF & COMPANY, P.C.
                                            -----------------------------
                                                WOLF & COMPANY, P.C


Boston, Massachusetts
December 17, 2003

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                      September 30,
                                                                   2003           2002
                                                               ------------    ------------
                            ASSETS
Current assets:
  Cash and cash equivalents ................................   $    990,745    $    780,497
  Accounts receivable, trade, less allowance for doubtful
     accounts of $148,031 and $196,920 as of September 30,
     2003 and 2002 .........................................      3,368,435       4,072,535
  Insurance claim receivable ...............................        634,172              --
  Equipment held for sale ..................................             --         213,333
  Note receivable officers .................................        179,172              --
  Product inventory ........................................        112,419         133,530
  Other current assets .....................................      1,119,872       1,151,923
                                                               ------------    ------------
     Total current assets ..................................      6,404,815       6,351,818
                                                               ------------    ------------
Property, plant and equipment, net .........................     11,249,706      10,845,337
                                                               ------------    ------------
Other assets:
  Deferred loan costs ......................................        221,931         313,603
  Goodwill, net ............................................      3,413,894       3,413,894
  Customer relationship intangibles, net ...................        234,875         247,475
  Note receivable ..........................................             --         200,000
  Note receivable officers .................................             --         165,884
  Deferred tax asset .......................................        270,000         270,000
  Other ....................................................        299,699         145,233
                                                               ------------    ------------
     Total other assets ....................................      4,440,399       4,756,089
                                                               ------------    ------------
                                                               $ 22,094,920    $ 21,953,244
                                                               ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ...................................   $  3,748,663    $  2,743,187
  Accounts payable .........................................      4,350,643       2,576,647
  Accrued expenses, other ..................................      1,384,652       1,184,261
  Notes payable related parties, current ...................        520,000              --
  Obligations under capital leases, current ................        423,228         345,090
                                                               ------------    ------------
     Total current liabilities .............................     10,427,186       6,849,185
  Notes payable, related parties, non-current portion ......        975,000         575,000
  Notes payable, non-current portion .......................      5,726,958       6,789,932
  Obligations under capital leases, non-current portion ....      1,986,828       2,176,000
                                                               ------------    ------------
     Total liabilities .....................................     19,115,972      16,390,117
                                                               ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, none outstanding ..........................             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized at September 30, 2003 and 20,000,000 shares authorized
     at September 30, 2002: 16,061,939 and 15,654,665 shares
     issued and outstanding at September 30, 2003 and 2002 .        160,619         156,547
  Additional paid-in capital ...............................     28,778,002      28,473,710
  Accumulated deficit ......................................    (25,914,673)    (23,022,130)
  Notes receivable, common stock ...........................        (45,000)        (45,000)
                                                               ------------    ------------
     Total stockholders' equity ............................      2,978,948       5,563,127
                                                               ------------    ------------
                                                               $ 22,094,920    $ 21,953,244
                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                     Years Ended September 30,
                                                       2003             2002
                                                   ------------    ------------
Net sales .......................................  $ 29,679,992    $ 27,451,633
Cost of sales ...................................    25,702,011      21,197,009
                                                   ------------    ------------
Gross profit ....................................     3,977,981       6,254,624
Operating expenses:
   Selling, general and administrative ..........     5,434,270       4,398,146
   Impairment loss ..............................       261,278              --
                                                   ------------    ------------
                                                      5,695,548       4,398,146
                                                   ------------    ------------
Operating income (loss) .........................    (1,717,567)      1,856,478
                                                   ------------    ------------
Other income (expense):
   Interest and financing costs, net ............    (1,386,084)     (1,231,248)
   Casualty income, net .........................       431,594              --
   Other, net ...................................      (130,456)         10,468
   Loss on disposal of assets, net ..............       (89,480)             --
   Forgiveness of indebtedness ..................            --         177,929
                                                   ------------    ------------
     Other (expense), net .......................    (1,174,426)     (1,042,851)
                                                   ------------    ------------
Net income (loss) before income taxes ...........    (2,891,993)        813,627
Benefit (provision) for income taxes ............          (550)        204,400
                                                   ------------    ------------
Net income (loss) ...............................  $ (2,892,543)   $  1,018,027
                                                   ============    ============
Net income (loss) per share - basic .............  $      (0.18)   $       0.07
                                                   ============    ============
Net income (loss) per share - diluted ...........  $      (0.18)   $       0.06
                                                   ============    ============

Weighted average shares outstanding - basic .....    15,794,634      14,586,538
                                                   ============    ============
Weighted average shares outstanding - diluted ...    15,794,634      16,624,109
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2003 and 2002

                                                                                                             Notes
                                                                                 Additional                Receivable
                                    Preferred Stock           Common Stock        Paid In     Accumulated   Common
                                  Shares       Amount       Shares     Amount     Capital       Deficit      Stock         Total
                                 --------   -----------  -----------  --------  -----------  ------------   --------   -----------
Balance, September 30, 2001 ....  320,000   $ 3,200,000   13,648,231  $136,482  $23,659,072  $(24,040,157)  $(55,000)  $ 2,900,397
Repurchase of preferred stock .. (320,000)   (3,200,000)     100,000     1,000    1,699,000            --         --    (1,500,000)
Common stock issued for
  business acquisitions ........       --            --      191,778     1,918      334,242            --         --       336,160
Common stock issued in
  connection with partial
  conversion of note payable ...       --            --      300,000     3,000      747,000            --         --       750,000
Common stock issued upon
  exercise of options ..........       --            --       54,313       543       46,397            --         --        46,940
Common stock and warrants
  issued in connection with
  service agreement ............       --            --       30,000       300       47,700            --         --        48,000
Sale of common stock ...........       --            --    1,330,343    13,304    1,940,299            --         --     1,953,603
Repayment of notes receivable,
  common stock .................       --            --           --        --            --           --     10,000        10,000
Net income for the year ended
  September 30, 2002 ...........       --            --           --        --           --     1,018,027         --     1,018,027
                                 --------   -----------   ----------  --------  -----------  ------------   --------   -----------
Balance, September 30, 2002 ....       --   $        --   15,654,665  $156,547  $28,473,710  $(23,022,130)  $(45,000)  $ 5,563,127
Common stock issued upon
  exercise of options and
  warrants .....................       --            --      279,106     2,791      125,573            --         --       128,364
Sale of common stock ...........                             128,168     1,281      178,719                                180,000
Net (loss) for the year ended
  September 30, 2003 ...........       --            --           --        --           --    (2,892,543)        --    (2,892,543)
                                 --------   -----------   ----------  --------  -----------  ------------   --------   -----------
Balance, September 30, 2003 ....       --   $        --   16,061,939  $160,619  $28,778,002  $(25,914,673)  $(45,000)  $ 2,978,948
                                 ========   ===========   ==========  ========  ===========  ============   ========   ===========


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                            Years Ended September 30,
                                                                               2003           2002
                                                                           -----------     -----------
Cash flows from operating activities:
   Net income (loss) ..................................................    $(2,892,543)    $ 1,018,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation .......................................................      2,177,673       1,859,815
   Loss on disposal of property, plant and equipment ..................         89,480             730
   Casualty loss ......................................................        153,719              --
   Amortization .......................................................         94,157          88,765
   Impairment loss ....................................................        261,278              --
   Deferred income tax benefit ........................................             --        (270,000)
   Common stock and warrants issued for services ......................             --          24,000
   Forgiveness of indebtedness ........................................             --        (177,929)
   Decrease (increase) in assets:
     Accounts receivable ..............................................        704,100        (526,189)
     Insurance claim receivable .......................................       (634,172)             --
     Product inventory ................................................         21,111         (54,564)
     Other current assets .............................................         32,051         (29,183)
   Increase in liabilities:
     Accounts payable .................................................      1,773,996          27,398
     Accrued expenses .................................................        180,918          66,504
                                                                           -----------     -----------
        Net cash provided by operating activities .....................      1,961,768       1,726,014
                                                                           -----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment .................................     (3,653,257)     (2,022,472)
   Increase to construction work in process ...........................        848,515        (848,515)
   Increase in notes receivable, officers .............................        (13,288)             --
   Proceeds on sale of property and equipment and other assets ........        250,000         180,000
   Repayment of note receivable .......................................        200,000              --
   Acquisition of businesses, net of cash acquired ....................             --        (608,437)
   (Increase) in other assets .........................................       (154,466)       (263,708)
                                                                           -----------     -----------
        Net cash used for investing activities ........................     (2,522,496)     (3,563,132)
                                                                           -----------     -----------
Cash flows from financing activities:
   Deferred financing costs ...........................................        (12,948)        (28,405)
   Proceeds from notes payable ........................................      1,773,682         836,157
   Proceeds from notes payable, related parties .......................        920,000              --
   Repayment of notes payable .........................................     (1,733,696)     (1,350,468)
   Net advances (repayments)  under line of credit ....................        (97,484)        736,146
   Repayment of notes payable, related party ..........................             --          10,000
   Principal payments on obligations under capital leases .............       (386,942)       (315,793)
   Cash received upon exercise of stock options and
   warrants ...........................................................        128,364              --
   Net proceeds on the sale of common stock ...........................        180,000       1,953,603
                                                                           -----------     -----------
        Net cash provided by financing activities .....................        770,976       1,888,180
                                                                           -----------     -----------
Net increase in cash and cash equivalents .............................        210,248         352,422
Cash and cash equivalents at beginning of year ........................        780,497         428,075
                                                                           -----------     -----------
Cash and cash equivalents at end of year ..............................    $   990,745     $   780,497
                                                                           ===========     ===========
Supplemental cash flow information:
  Property and equipment acquired under capital leases ................    $   275,908     $   310,139
  Interest paid .......................................................      1,329,337       1,119,035
  Common stock issued in acquisitions .................................             --         336,160
  Debt issued in acquisitions .........................................             --       1,866,410
  Repurchase of preferred stock for note payable ......................             --       1,500,000
  Common stock issued on conversion of notes payable ..................             --         750,000
  Taxes paid ..........................................................            550              --


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations, Risks, and Uncertainties

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

      The 2003 financial statements have been prepared assuming we will continue as a going concern. We have incurred a substantial loss from operations in the current year, and have a working capital deficiency of $4,022,371 at September 30, 2003. These factors raise substantial doubt about our ability to continue as a going concern. We have engaged an investment bank to assist us in raising up to $3,500,000 in equity financing through a private offering of common stock which commenced in December 2003. We have invested substantial amounts of capital in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations, as well as reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets. Additionally, management continues to negotiate more favorable tipping fees with kiln relationships is several markets with the ultimate goal of substantially reducing these fees from current levels. We also continue to seek more favorable alternatives to our current working capital line of credit arrangement. Our ability to resume profitable operations, raise needed equity capital, or obtain more favorable sources of financing cannot be determined at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from equipment held for resale, notes receivable and other assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2003.

Reclassification

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Cash Equivalents

      Cash equivalents include short-term investments with original maturities of three months or less.

Accounts Receivable

      Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due individual customer receivables and considering a customer's financial condition, credit history, and the current economic conditions. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

Product Inventory

      Inventory consists primarily of crumb rubber and is valued at the lower of cost or market on the first-in first-out (FIFO) method.

Property, Plant  and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Deferred Loan Costs

      Deferred loan costs are amortized into interest expense over the life of the related financing arrangement and represent costs incurred in connection with financing for our wholly-owned subsidiaries in Minnesota, Iowa and Georgia.

Revenue Recognition

      We have two sources of revenue: processing revenue which is earned from the collection, transportation and processing of scrap tires and product revenue which is earned from the sale of tire chips, crumb rubber and steel. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from the collection, transporting and processing of tires are recognized when processing of the tires has been completed.

 Income Taxes

      Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax (benefit) expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Accounting Principles Board Opinion No. 25 no compensation cost is recognized for them. We have elected to continue to apply the accounting in Accounting Principles Board Opinion No. 25 and, as a result, have provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 11)

      We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to our employees and directors. Had the compensation cost for the stock options issued to our employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                   Year Ended      Year Ended
                                                 September 30,   September 30,
                                                      2003            2002
                                                 -------------   -------------
Net income (loss):
      As reported                                 $(2,892,543)   $1,018,027
      Pro forma                                    (3,041,312)      808,836
Net income (loss) per share - basic:
      As reported                                 $     (0.18)   $     0.07
      Pro forma                                   $     (0.19)   $     0.06
Net income (loss)  per share - diluted:
      As reported                                 $     (0.18)   $     0.06
      Pro forma                                   $     (0.19)   $     0.05

      The fair value of each option grant under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended September 30, 2003 and 2002: dividend yields of 0%; risk-free interest rates of 3.0%; expected volatility of 32% in 2003 and 50% in 2002 and expected lives of 5 years.

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

Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the year ended September 30, 2003, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive. The assumed conversion of outstanding dilutive stock options, warrants and convertible debt for the year ended September 30, 2002 would increase the shares outstanding and would require an adjustment to increase income by $38,250 as a result of the conversion.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Net income per common share for the fiscal year ended September 30, 2002 has been computed based on the following:

  Net income applicable to common stock ......................       $ 1,018,027
                                                                     ===========

  Average number of common shares outstanding ................        14,586,538
  Effect of dilutive options, warrants and convertible debt ..         2,037,571
                                                                     -----------
  Average number of common shares outstanding used to
     calculate diluted net income per share ..................        16,624,109
                                                                     ===========

New Accounting Pronouncements

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, would be accounted for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement did not have a material effect on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Corporation would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on our consolidated financial statements.

2.   Acquisition of Businesses

      On January 1, 2002, GreenMan Technologies of Wisconsin, Inc., a newly formed wholly-owned subsidiary of our Minnesota subsidiary acquired the operations and certain processing equipment of An-Gun, Inc. ("An-Gun"), a Wisconsin based company in the business of collecting, processing and marketing of scrap tires.

      In February 2003, we decided to reconfigure the operations of our low-volume Wisconsin size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln has been and is anticipated to continue to consume a majority of the scrap tires collected by the Wisconsin facility.

      On April 4, 2002 GreenMan Technologies of Iowa, Inc., our newly formed, wholly-owned subsidiary acquired the Iowa based tire collection and processing operations of Utah Tire Recyclers, Inc. ("UT").

      On July 1, 2002 GreenMan Technologies of California, Inc, our newly formed, wholly-owned subsidiary acquired the outstanding common stock of Unlimited Tire Technologies, Inc. ("UTT"), an Azusa, California based company in the business of collecting, processing and marketing of scrap tires.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2. Acquisition of Businesses - (Continued)

      Each of the acquisitions was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and accordingly the results of their operations since the date of acquisition are included in the consolidated financial statements. The aggregate consideration, exclusive of debt assumed for the acquisitions consisted of $608,437 in cash, 191,778 shares of unregistered shares of our common stock valued at $336,160 and the issuance of $1,866,410 of long term debt. The total consideration paid exceeded the fair value of the net assets acquired by $1,493,696 resulting in the recognition of $1,241,696 of goodwill and $252,000 assigned to customer relationships. Customer relationships are being amortized over an estimated useful life of 20 years on a straight-line basis and are evaluated annually. Amortization expense associated with customer relationships amounted to $12,600 and $4,525 for the years ended September 30, 2003 and 2002, respectively.

      The changes in the carrying amount of goodwill for the year ended September 30, 2002, are as follows:

     Balance as of September 30, 2001........              $ 2,172,198
     Goodwill acquired during the year.......                1,241,696
                                                           -----------
     Balance as of September 30, 2002........              $ 3,413,894
                                                           ===========

3. Formation of Joint Venture

      During January 2002 GreenMan Technologies of Oklahoma, Inc., our newly formed wholly-owned subsidiary and Able Tire Company, LLC, a Burleson, Texas tire processor and collector, formed a joint venture known as Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma"). Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma was the majority owner and had responsibility for finance and administration while Able Tire Company was responsible for all marketing efforts and operational management. The results of operations of Able Tire of Oklahoma are included in the consolidated financial statements since January 2002.

      On April 1, 2003 we sold our majority interest in Able Tire of Oklahoma to the minority member for $50,000 and recognized a $71,000 loss on the transaction, which is included in loss on disposal of assets, net in the accompanying financial statements.

4. Insurance Claim Receivable

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We estimate that losses sustained as a result of the fire amounted to approximately $390,000, excluding business interruption losses, and before considering insurance recoveries.

      In December 2003, we reached a settlement agreement with our insurance carrier amounting to $1,029,885 of which $821,172 was applicable to losses incurred during fiscal 2003. The settlement amount, net of direct costs incurred resulted in net casualty income of $431,594, which is classified as other income in the accompanying statement of operations. As of September 30, 2003, advances amounting to $187,000 had been previously received from our insurance carrier; accordingly, the accompanying balance sheet reflects an insurance claim receivable of $634,172 as of September 30, 2003. In December 2003, the receivable was collected together with an additional $208,713 associated with losses sustained during fiscal 2004.

5.   Notes Receivable, Officers

      In January 1998, $104,000 was advanced to an officer under an 8.5% secured loan agreement with both principal and interest due January 2001. This agreement was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 (subsequently extended to April 2004) and increase the interest rate to 9.5%. As of September 30, 2003, the balance receivable on this note amounted to $158,087, including accrued interest.

      In January 1999, two officers were advanced a total of $55,000, in aggregate, under 8.5% secured loan agreements with both principal and interest due January 2002 (subsequently extended to April 15, 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. As of September 30, 2003, the amount receivable on these notes including interest amounted to $66,087, of which $45,000 relates to a stock subscription receivable and is classified as an offset to stockholders' equity.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

6. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                                           Estimated
                                          September 30,   September 30,     Useful
                                              2003            2002           Lives
                                          -------------   ------------    -----------
   Land ...............................   $    504,346    $    336,365
   Buildings ..........................      2,704,693       2,245,891    10-20 years
   Machinery and equipment ............      9,526,045       7,875,139     5-10 years
   Furniture and fixtures .............        284,484         169,721      3-5 years
   Motor vehicles .....................      5,904,050       5,410,434     3-10 years
   Construction work in process .......             --         848,515
                                          ------------    ------------
                                            18,923,618      16,886,065
     Less accumulated depreciation
       And amortization                     (7,673,912)     (6,040,728)
                                          ------------    ------------
     Property, plant and equipment, net   $ 11,249,706    $ 10,845,337
                                          ============    ============

      During the fourth quarter of fiscal 2002, we initiated a $1.5 million equipment upgrade to our Des Moines, Iowa tire processing facility to replace all tire shredders with more efficient, higher volume equipment and to install our third waste wire processing equipment line in order to reduce waste wire disposal costs as well as provide the internal capacity to produce rubber feedstock for our crumb rubber operations. The upgrade was completed during the quarter ended March 31, 2003. At September 30, 2002, we had $848,515 of construction work in process relating to this initiative.

      On April 1, 2003, our Wisconsin subsidiary acquired the land and buildings in which it operates for $362,900 under a sixty-seven month promissory note with aggregate payments of $76,500 over the first eight months. Thereafter, commencing December 1, 2003, the note requires monthly payments of $2,886, including interest at 8% per annum with the remaining principal balance due on November 1, 2008.

      As a result of new equipment installations at our Georgia facility and the reconfiguration of our Wisconsin facility, management determined that the carrying value of the idled equipment exceeded its estimated fair value based on replacement cost of similar equipment. Accordingly, we recorded an impairment loss amounting to $261,278 during the fiscal year ended September 30, 2003. We intend to either utilize the available shredding equipment at other GreenMan locations or initiate an effort to sell the excess equipment.

      Depreciation and amortization expense for the fiscal years ended September 30, 2003 and 2002 was $2,177,673 and $1,859,815 respectively.

7. Credit Facility/Notes Payable

      In August 1998, our former Louisiana crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation in December 1998. As a result of the fire, certain cryogenic equipment we were leasing from Cryopolymers Leasing, Inc. ("Cryopolymers Leasing"), under an October 1997 agreement was destroyed.

      On May 14, 1999, we reached a settlement agreement Cryopolymers Leasing valued at $3,255,000, whereby they agreed to assign to us all interest in and to any additional insurance proceeds to be received as a result of the fire; transfer ownership of some additional cryogenic rubber recycling equipment to us; and withdraw from all legal proceedings against us. As part of the settlement agreement, we issued a $1,100,000 sixty-month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The $1,100,000 note payable is personally guaranteed by three of our officers.

      On January 31, 2001 our Minnesota and Georgia subsidiaries, collectively secured a $7 million five-year, asset-based credit facility (the "Credit Facility") from Coast Business Credit ("Coast"), the proceeds of which were used principally for the purpose of refinancing their existing credit facility. The Credit Facility consisted of approximately $3 million of term loans secured by machinery and equipment, a working capital line of credit of up to $2.3 million secured by eligible accounts receivable, as defined and approximately $1.6 million of bridge loans secured by all real estate of the entities. The bridge loans were repaid in 2001. We also incurred approximately $346,000 of deferred loan costs incurred securing the Credit Facility. These deferred charges are being amortized to interest expense over the life of the term notes. Amortization expense amounted to $84,014 for each of the fiscal years

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


7. Credit Facility/Notes Payable - (Continued)

ended September 30, 2003 and 2002. As of September 30, 2003, the unamortized balance of deferred financing charges relating to this obligation was $181,156.

      On February 7, 2003, Southern Pacific Bank ("SPB") and its wholly owned subsidiary Coast were closed by the Commissioner of Financial Institutions of the State of California. The Federal Deposit Insurance Company ("FDIC") was appointed receiver of SPB and its subsidiaries.

      On May 16, 2003, we were notified by the FDIC that Waco Asset Management Co.31, Ltd., ("WAMCO"), an affiliate of First City Financial Company, had purchased a pool of loans from the FDIC that included our Credit Facility. We were notified that WAMCO would continue to honor the original terms of the Credit Facility. The obligations under the Credit Facility are guaranteed by us and contain certain minimum reporting requirements and certain restrictions on intercompany transactions with which we were in compliance at September 30, 2003.

      On March 29, 2001, our Minnesota subsidiary executed a five-year, $950,000 secured term note (secured with all Minnesota real estate) with Bremer Business Finance Corporation, ("Bremer") payable in monthly installments including interest at prime plus 2.75% for the first 36 months thereafter decreasing to prime plus 2.25% until maturity based on a 15 year amortization. The proceeds of the term notes were used to repay the Minnesota portion of the Coast bridge loan of $822,250, including interest. We incurred $41,700 of deferred loan costs associated with the transaction, which are being amortized to interest expense over the life of the term note. Amortization of deferred charges was $8,340 for each of the fiscal years ended September 30, 2003 and 2002.

      In connection with the February 14, 2002, repurchase and retirement of all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.), we issued a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of our common stock valued at $1.60 per share on the date of issuance (See Note 11).

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of September 30, 2003, four payments totaling $35,845 were past due. In addition, we have not made the required monthly payments through December 2003. RSLP has agreed to waive any and all defaults resulting from our failure to make such payments.

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a $300,000 line of credit (secured with all Iowa assets) with First American Bank ("First American"), payable in monthly installments of $23,735, with a final payment of unpaid principal and accrued interest on April 1, 2007. The term note bears interest at 7.5% and the line of credit bears interest the prime rate plus 1%. The proceeds of this term note were used in connection with the acquisition of UT. We incurred $34,425 of deferred loan costs associated with the transaction, which are being amortized to interest expense over the life of the term note. Amortization of deferred charges for the years ended September 30, 2003 and 2002, amounted to $11,649 and $2,850, respectively.

      In September 2002, our Iowa subsidiary executed a ten-year, $331,867 secured term note (secured by certain assets) with the State of Iowa, payable in quarterly installments of $8,449, with a final payment of unpaid principal and accrued interest in November 2012. The term note bears interest at 1.5%. The proceeds of this term note were used to purchase machinery and equipment.

      On February 13, 2003, our Iowa subsidiary amended its existing term debt, capital expenditure line and increased its working capital line of credit to $500,000 under the terms of a five-year, $1,760,857 secured term note with First American. The note is payable in sixty monthly installments of $34,660 and is secured with all Iowa assets. The term note bears interest at 7.5% and the line of credit bears interest a prime rate plus 1%.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


7. Credit Facility/Notes Payable - (Continued)

                                                                                          September 30,   September 30,
Notes payable consists of the following at:                                                   2003            2002
                                                                                           -----------    -----------

Term note payable, Cryopolymers Leasing, guaranteed by three officers, due in monthly installments of $7,553 including interest at 7.75% with the remaining
  principal balance due June 2004 ......................................................   $ 1,072,351    $ 1,079,576
Line of credit, WAMCO, secured by eligible accounts receivable of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by
  GreenMan, and bearing interest at prime plus 2.0% (6.0% at September 30, 2003) .......       565,188        893,670
Line of credit, First American, secured by all assets of GreenMan Technologies
  of Iowa, bearing interest at prime plus 1.0% (5.00% at September 30, 2003) ...........       450,000        219,000
Term note payable, WAMCO, secured by machinery and equipment of GreenMan
  Technologies of Minnesota and GreenMan Technologies of Georgia, guaranteed by GreenMan, due in monthly installments of $34,067 including interest at prime
  plus 2.5% (6.5% at September 30, 2003) ...............................................       987,934      1,396,734
Term note payable, WAMCO, secured by machinery and equipment acquired under the machinery and equipment line of credit, guaranteed by GreenMan, due in monthly installments of $13,283 including interest at prime plus 2.5%
  (6.5% at September 30, 2003) .........................................................       425,541        552,828
Term note payable, Bremer, secured by real estate of GreenMan Technologies of
  Minnesota, due in monthly installments of $10,649 including interest at prime
  plus 2.75% (6.75% at September 30, 2003) for 36 months then prime plus 2.25% .........       884,747        914,293
Term note payable, Republic Services of Georgia, LP, due in monthly installments
  of $3,125 plus interest at 10% with the remaining principal balance due March 2007 ...       690,625        728,125
Term note payable, First American, secured by assets of GreenMan Technologies of
  Iowa, due in monthly installments of $23,735 including interest at 7.5% with
  the remaining principal balance due April 2007 .......................................            --        985,072
Term note payable, First American, secured by assets of GreenMan Technologies
  of Iowa, due in equal monthly installments of $33,425  including interest at 7.5% ....     1,578,579             --
Term note payable, State of Iowa, secured by certain assets of GreenMan
  Technologies of Iowa, due in quarterly installments of $8,449 including
  interest at 1.5% with the remaining principal balance due November 2012 ..............       310,083        331,867
Term note payable, Sun Country Bank, secured by all assets of GreenMan
  Technologies of California, due in monthly installments of $6,607 including
  interest at 5.0% with the remaining principal balance due March 2011 .................       493,530        543,038
Term note payable, Andrew and Karen Gundrum, secured by real estate of GreenMan
  Technologies of Wisconsin, due in monthly installments of $9,563 for eight
  months and monthly installments of $2,886 including interest at 8% for sixty months ..       317,788             --
Other term notes payable and assessments, secured by various equipment with interest rates ranging from  0% to 11.26% and requiring monthly installments
  from $598 to $5,808 ..................................................................     1,699,255      1,888,916
                                                                                           -----------    -----------
                                                                                             9,475,621      9,533,119

Less current portion ...................................................................    (3,748,663)    (2,743,187)
                                                                                           -----------    -----------
  Notes payable, non-current portion ...................................................   $ 5,726,958    $ 6,789,932
                                                                                           ===========    ===========

The following is a summary of maturities of all notes payable at September 30, 2003:

         Years Ending September 30,
         --------------------------
         2004 .........................      $3,748,663
         2005..........................       1,550,099
         2006 .........................       1,880,210
         2007 .........................       1,317,974
         2008 .........................         552,141
         2009 and thereafter...........         426,534
                                             ----------
                                             $9,475,621
                                             ==========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2003 and 2002 amounted to $873,959 and $842,376, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


8. Notes Payable - Related Party

      Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      As of September 30, 2003, one of our directors is owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes payable and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes payable and warrants. The director was issued immediately exercisable five year warrants to purchase 125,000 shares of our common stock at exercise prices ranging from $.31 to $.50 per share and has been granted piggy-back registration rights to register the underlying shares of common stock (See Note 11). The convertible notes payable originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, the director again agreed to extend the maturity of and defer interest due on each note for an additional twenty-four months from their extended maturity dates which range from October 2004 to February 2005.

Note Payable-Related Party

      In November 2000, we borrowed $200,000 from the same director who holds the convertible notes referred to above. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, the director agreed to extend the maturity of the note for an additional twenty-four months or until November 2004. (See Note 11)

      During the period from June to August 2003, two immediate family members of an officer loaned us $400,000 in aggregate, under the terms of two year, unsecured note payable which bears interest at 12% per annum with interest due quarterly and the principal due upon maturity through August 2005.

      On September 30, 2003, our Georgia landlord loaned us $100,000 under the terms of a September 30, 2003 unsecured note payable which bears interest at 12% per annum with interest due quarterly and the principal due September 30, 2004.

      In September 2003, one of our officers loaned us $400,000 under the terms of a September 30, 2003 unsecured note payable which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004.

The following is a summary of maturities of all related party notes payable at September 30, 2003:

         Years Ending September 30,
         --------------------------
         2004 .........................              $   520,000
         2005..........................                  975,000
                                                     -----------
                                                     $ 1,495,000
                                                     ===========

      Total interest expense for related party notes amounted to $76,717 and $62,250, for the fiscal years ended September 30, 2003 and 2002, respectively. Total accrued interest due related parties amounted to $175,754 and $115,617 at September 30, 2003 and 2002, respectively.

      For additional related party transactions see Notes 9 and 10.

9. Capital Leases

      We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $387 to $17,642. Assets acquired under capital leases with an original cost of $3,291,481 and $3,015,574 and related accumulated amortization of $968,860 and $565,480 are included in property, plant and equipment at September 30, 2003 and 2002, respectively. Amortization expense for the years ended September 30, 2003 and 2002 amounted to $403,380 and $193,891 respectively.

     In April 2001, our Georgia subsidiary leased back their property under a twenty-year lease requiring a monthly rental of $17,642. The lease can be renewed for four additional five-year periods and provides us an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. The lease has been classified as a capital lease with a value of $1,300,000.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


9. Capital Leases - (Continued)

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with a company co-owned by an officer for equipment valued at $146,670. Under the terms of the lease, we are required to pay $4,394 per month rental and have the ability to purchase the equipment at the end of the lease at approximately 40% of original value. The lease is classified as a capital lease.

      In August 1999, our South Carolina subsidiary entered into a five-year lease agreement for equipment valued at $610,973. Under the terms of the lease, we are required to pay $12,234 per month rental. In March 2000, the leased equipment and related lease obligation was transferred to our Minnesota subsidiary, which assumed responsibility for all future lease obligations. The lease is classified as a capital lease.

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2003:

         Years Ending September 30,
         --------------------------
            2004 ...................................    $   715,782
            2005 ...................................        547,990
            2006 ...................................        529,040
            2007 ...................................        327,315
            2008 ...................................        240,771
            2009 and thereafter ....................      2,999,026
                                                        -----------
         Total minimum lease payments ..............      5,359,924
         Less amount representing interest .........     (2,949,868)
                                                        -----------
         Present value of minimum lease payments ...    $ 2,410,056
                                                        ===========

      For the years ended September 30, 2003 and 2002, interest expense on capital leases amounted to $349,556 and $326,264, respectively.

10. Commitments and Contingencies

Employment Agreements

      We have employment agreements with three of our officers, which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      Our Iowa subsidiary leases a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by one of our officers. Under the terms of the lease, monthly rental payments of $8,250 are required for the first five years increasing to $9,000 per month for the remaining five years. The lease also provides a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from our former lessor.

      Our California subsidiary leases approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expires in April 2007 subject to an option to extend the lease for an additional five years.

      Our Tennessee subsidiary leases a facility of approximately 26,000 square feet located on approximately 2 acres of land under a three-year agreement for $10,222 per month. The lease can be renewed for an additional five-year period and includes an option to purchase the land and buildings at fair market value during the term of the lease.

      Our Wisconsin subsidiary previously leased its facility located on approximately 4 acres of land for monthly rent of $3,600 pursuant to a three-year lease agreement. During 2003, the lease terminated upon our exercise of an option to purchase the property.

      We lease approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $5,070 under a five-year lease that expires in May 2008.

      For the years ended September 30, 2003 and 2002, total rental expense in connection with all non-cancellable real estate leases amounted to $299,244 and $122,100 respectively, of which $49,500 was applicable to the related-party lease in 2003.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


10. Commitments and Contingencies - (Continued)

      We also rent various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $263 to $1,620 and with terms ranging from 48 to 84 months. In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by an officer. Monthly rent ranges from $321 to $2,800.

      For the fiscal years ended September 30, 2003 and 2002, total rent expense in connection with vehicle and equipment leases amounted to $195,886 and $173,069, respectively, of which, $147,649 and $118,693 was to related parties.

      The total future minimum rental commitment at September 30, 2003 under the above operating leases follows:

 Year ending September 30:             Real Estate    Equipment       Total
                                       -----------    ---------    ----------
   2004                                $  297,504     $ 52,192     $  349,696
   2005                                   297,504       40,711        338,215
   2006                                   174,840       12,117        186,957
   2007                                   167,340           --        167,340
   2008                                   149,130           --        149,130
   Thereafter                             486,000           --        486,000
                                       ----------     --------     ----------
                                       $1,572,318     $105,020     $1,677,338
                                       ==========     ========     ==========

Litigation

      In October 2001, we commenced an action in the Supreme Court of the State of New York, County of Albany, against Acorn Processing, Inc. and TransWorld Equipment Sales, Inc. seeking the return of certain cryogenic equipment or a payment of $550,000. In November 2001 Acorn Processing filed several counterclaims against us and TransWorld, seeking damages of $250,000.

      In May 2002, the parties agreed to settle all of these claims in return for a payment of $180,000 to us. We received the $180,000 payment on June 6, 2002 and all legal proceedings have been terminated.

11.  Stockholders' Equity

Increase in Authorized Shares of Common Stock

      On February 20, 2003, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 30,000,000.

Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, we repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership ("RSLP") (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of our common stock valued at $1.60 per share on the date of issuance. The difference between the liquidation value of the preferred stock and the consideration given has been credited to paid-in-capital.

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007.

Private Offering of Common Stock

      In February 2002, we commenced a private offering of our common stock in an effort to raise up to $2,000,000 in gross proceeds (subsequently increased to $3,000,000 in August 2002). As of September 30, 2003, when the offering terminated, we have sold 1,458,511 shares of our unregistered common stock to investors, including existing shareholders, for gross proceeds of $2,133,603. The investors have been granted limited registration rights to cause us to register the common stock for resale in the event that we register shares of common stock for our own account. The investors have agreed not to sell or transfer the shares for a period of at least 18 months after issuance.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


11. Stockholders' Equity - (Continued)

Other Common Stock Transactions

      On April 1, 2002, we executed a one-year financial consulting agreement with a third party. In exchange for services to be provided, we agreed to (1) issue 30,000 shares of our unregistered common stock valued at $37,000 which vest over the term of the agreement and (2) issue warrants to purchase 150,000 shares of common stock (valued at $11,000) exercisable commencing in April 2002 through April 2005 at prices ranging from $2.25 to $4.50 per share.

Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000.

      During the period of December 2002 to September 2003, two former employees and three directors collectively exercised 69,106 options to purchase unregistered shares of our common stock at prices ranging from $.38 to $.85 per share for gross proceeds of $39,304.

      Our Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 1993 Stock Option Plan. Stock options granted are summarized as follows:

                                             Year Ended               Year Ended
                                         September 30, 2003       September 30, 2002
                                       ---------------------    ---------------------
                                                    Weighted                 Weighted
                                                     Average                  Average
                                                    Exercise                 Exercise
                                        Shares       Price        Shares      Price
                                       ---------    -------     ---------    -------
Outstanding at beginning of period     2,113,000    $  0.90     1,962,000    $  0.89
Granted                                       --         --       255,000       1.27
Canceled                                 (60,000)      1.17      (102,800)      0.76
Exercised                                (69,106)       .57        (1,200)      1.09
                                       ---------                ---------
Outstanding at end of period           1,983,894        .91     2,113,000       0.90
                                       =========                =========
Exercisable at end of period           1,533,094        .95     1,201,800       0.97
                                       =========                =========
Reserved for future grants at
  end of period                          936,880                  876,880
                                       =========                =========
Weighted average fair value of
  options granted during the period                 $    --                  $  0.78

Information pertaining to options outstanding under the plan at September 30, 2003 is as follows:

                             Options Outstanding            Options Exercisable
                     ------------------------------------  ---------------------
                                   Weighted
                                    Average     Weighted                Weighted
                                   Remaining     Average                Average
Exercise               Number     Contractual   Exercise      Number    Exercise
Prices               Outstanding     Life        Price     Exercisable   Price
------               -----------     ----        -----     -----------   -----
$  .38 -  .53           728,000       6.7        $ .49        470,600     $ .50
$  .81 - 1.09         1,127,894       4.9          .97      1,000,894       .99
$ 1.35                    5,000        .6         1.35          5,000      1.35
$ 1.50 - 4.70           123,000       6.7         2.74         56,600      3.85
                      ---------                             --------
                      1,983,894       5.6        $0.91      1,533,094     $0.95
                      =========                             =========

Non-Employee Director Stock Option Plan

      Under the terms of our 1996 Non-Employee Director Stock Option Plan on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of our common stock. Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of our common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted, on the date of the

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


11. Stockholders' Equity - (Continued)

annual meeting of stockholders, an option to purchase an additional 2,000 shares of our common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of our common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

      The Board of Directors has reserved 60,000 shares of our common stock for issuance under this plan and as of September 30, 2003, 26,000 options have been granted under this Plan with 16,000 outstanding and exercisable at prices ranging from $.38 to $1.95 per share.

      In December 2001, a former director exercised 4,000 non-employee director options to purchase unregistered shares of our common stock at prices ranging from $.59 to $.88 per share. In addition, the former director exercised an additional 4,000 non-employee director options using a net exercise feature, and was issued 241 shares of our unregistered common stock.

      In September 2003, a director exercised options to purchase 10,000 shares of our unregistered common stock at prices ranging from $.38 to $1.09 per share for gross proceeds of $8,060.

      During the fiscal year ended September 30, 2003, options were granted to purchase 6,000 shares of common stock at $1.95 per share and during the fiscal year ended September 30, 2002, options were granted to purchase 4,000 shares of our common stock at $1.60 per share. The options are exercisable for a period of ten years. The weighted average fair value of the options on the date of grant was $.41 and $.42 per share, respectively, for the years ended September 30, 2003 and 2002.

Other Stock Options and Warrants

      During the months of May and September 2003, a director exercised 125,000 warrants, in aggregate to purchase unregistered shares of our common stock at prices ranging from $.31 to $.50 per share for gross proceeds of $43,500.

      During the months of July and September 2003, an officer exercised 75,000 non-qualified options to purchase unregistered shares of our common stock at an exercise price of $.50 per share for gross proceeds of $37,500.

Information pertaining to all other options and warrants granted and outstanding is as follows:

                                             Year Ended               Year Ended
                                         September 30, 2003       September 30, 2002
                                       ---------------------    ---------------------
                                                    Weighted                 Weighted
                                                     Average                  Average
                                                    Exercise                 Exercise
                                        Shares       Price        Shares      Price
                                       ---------    -------     ---------    -------
Outstanding at beginning of period     2,474,900    $ 3.41      2,324,900     $3.51
Granted                                       --        --        225,000      1.50
Canceled                               (270,000)     22.24        (25,000)      .41
Exercised                              (200,000)       .41        (50,000)      .88
                                       ---------                 --------
Outstanding at end of period           2,004,900      1.28       2,474,900     3.41
                                       =========                =========
Exercisable at end of period           1,814,900      1.33       1,896,400     4.10
                                       =========                =========

Weighted average fair value of
options granted during the period                   $   --                    $1.50

                             Options Outstanding            Options Exercisable
                     ------------------------------------  ---------------------
                                   Weighted
                                    Average     Weighted                Weighted
                                   Remaining     Average                Average
Exercise               Number     Contractual   Exercise      Number    Exercise
Prices               Outstanding     Life        Price     Exercisable   Price
------               -----------     ----        -----     -----------   -----

  .50 - 1.09         1,592,500        5.8        $ .91      1,192,500    $ .95
$1.50 - 4.50           375,000        2.6         2.03        315,000     2.60
$5.00 - 5.65            37,400        2.0         5.58         37,400     5.58
                     ---------                              ---------
                     2,004,900        5.1        $1.28      1,544,900    $1.33
                     =========                              =========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


11. Stockholders' Equity - (Continued)

Common Stock Reserved

      We have reserved common stock at September 30, 2003 as follows:

         Stock option plans .....................        2,962,774
         Other stock options ....................        1,151,500
         Other warrants .........................          853,400
                                                         ---------
                                                         4,967,674
                                                         =========

12. Employee Benefit Plan

      Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2003 and 2002, respectively.

13. Segment Information

      We operate in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

14. Major Customers

      During the fiscal year ended September 30, 2003, no one customer accounted for more than 10% of our consolidated net sales. During the fiscal year ended September 30, 2002, one customer accounted for approximately 10% of our consolidated net sales.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


15. Income Taxes

      The provision (benefit) for income taxes was comprised of the following amounts for the years ended:

                                                   September 30,  September 30,
                                                       2003           2002
                                                   -------------  -------------

      Current:
        Federal ...................................   $    --       $      --
       State ......................................       550          65,600
                                                      -------       ---------
                                                          550          65,600
                                                      -------       ---------
      Deferred federal and state taxes ............        --        (270,000)
                                                      -------       ---------
      Total (benefit) provision for income taxes ..   $   550       $(204,400)
                                                      =======       =========

      The difference in 2003 between the statutory federal income tax rate of 34% and the effective rate is primarily due to net operating losses incurred by us and the provision of a valuation reserve against the related deferred tax assets. A reconciliation of the statutory federal income tax rate as a percentage of pre-tax income for 2002 is as follows:

                                                                  September 30,
                                                                      2002
                                                                  -------------

      Statutory rate.............................                      34.0%
      State income taxes, net of federal benefit..                      5.3
      Benefit derived from net operating loss
        carry forward not previously provided for.                    (31.2)
      Change in valuation reserve on net deferred tax
        assets....................................                    (33.2)
                                                                      -----
      Effective tax rate..........................                    (25.1)%
                                                                      =====

      The current state taxes result from income in states where we have no net operating loss carry forwards. The provision (benefit) for deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities recorded for financial reporting purposes and the amounts recorded for income tax reporting purposes.

The following differences give rise to deferred income taxes:

                                                September 30,   September 30,
                                                     2003            2002
                                                -------------   -------------

  Net operating loss carry forwards........      $ 8,237,000     $ 6,935,000
  Differences in fixed asset bases.........         (477,000)       (408,000)
  Capital loss carryover...................          220,000         220,000
  Other, net...............................           73,000         137,000
                                                 -----------     -----------
                                                   8,053,000       6,884,000
  Valuation reserve .......................       (7,783,000)     (6,614,000)
                                                 -----------     -----------
  Net deferred tax asset ..................      $   270,000     $   270,000
                                                 ===========     ===========

The change in the valuation reserve is as follows:

                                                   Year Ended       Year Ended
                                                  September 30,   September 30,
                                                      2003             2002
                                                  -------------   -------------
  Balance at beginning of period .............     $ 6,614,000     $ 7,209,000
  Decrease due to expected realization of
     net operating loss carry forward.........              --        (270,000)
  Increase due to rate differentials and
     current period operating results.........       1,169,000        (325,000)
                                                   -----------     -----------
  Balance at end of period ...................     $ 7,783,000     $ 6,614,000
                                                   ===========     ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


15. Income Taxes - (Continued)

      Previously, we had recorded a full valuation allowance on the net operating loss carry forwards and other components of the deferred tax assets based on our expected ability to realize the benefit of those assets. In the year ending September 30, 2002, we reduced the valuation allowance by $270,000 based on our net income before taxes in the year then ending as well as expected net income before income taxes for the next fiscal year. In light of the nature and character of losses sustained in the current year, we have evaluated the realizability of the net deferred tax asset and concluded that based on projected net income in future years, the amount of $270,000 is still estimated to be realized through utilization of net operating loss carryforwards in the future. The remaining net operating loss carry forwards and other components of the net deferred tax asset continue to have a full valuation allowance. We will evaluate the realizability of these deferred tax assets each quarter.

      As of September 30, 2003, we had net operating loss carry forwards of approximately $20,593,000. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2008 and 2002, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2008. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

16. .Fair Value of Financial Instruments

      At September 30, 2003 and 2002, our financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $375,000 convertible note payable is $455,000 and $650,000 at September 30, 2003 and 2002, respectively based upon the intrinsic value of the conversion feature on those dates (see Note 8).

17. Subsequent Events

Private Offering of Common Stock

      In December 2003, we commenced a private offering of investment units to accredited investors through an investment bank in an effort to raise up to $3,000,000 (which may be increased to up to $3,500,000 to cover over-allotments, if any). Each unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the units will equal 80% of the average closing bid price of our common stock during the ten days preceding each closing of the offering. The warrants are exercisable at any time between the sixth month and the fifth year after the date of issuance at an exercise price equal to 105% of the closing bid price of our common stock on the day preceding the applicable closing. The sale of these units is exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act. We have agreed to use our best efforts to register the shares of common stock, and the shares issuable upon exercise of the warrants, for resale under the Securities Act. No assurances can be given that such offering will be successful.

Convertible Note Payable

      In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an investor (the "Note Holder") and pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note is convertible at the option of the holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into special investment units (the "SIUnits") at a price equal to $1.07 per SIUnit with each SIUnit consisting of one share of unregistered common stock and a warrant (the "Warrant") to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The terms of the Note Agreement reflect a beneficial conversion feature amounting to approximately $154,000 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note allocated to the common stock conversion option. The beneficial conversion feature will be recorded as a debt issuance discount and a corresponding credit to paid-in capital, and will be amortized to interest expense over the term of the Note, or upon conversion.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GreenMan Technologies, Inc.


                                                /s/ Robert H. Davis
                                                ---------------------
                                                Robert H. Davis
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                    Title(s)                     Date
       ---------                    --------                     ----

/s/ Maurice E. Needham       Chairman of the Board         February 11, 2004
----------------------
  Maurice E. Needham


  /s/ Robert H. Davis       Chief Executive Officer,       February 11, 2004
  -------------------              President
    Robert H. Davis               and Director


 /s/ Charles E. Coppa       Chief Financial Officer,       February 11, 2004
 --------------------         Treasurer and Secretary
   Charles E. Coppa         (Principal Financial Officer   February 11, 2004
                                   and Principal
                                Accounting Officer)

    /s/ Lew F. Boyd                 Director               February 11, 2004
    ---------------
      Lew F. Boyd


  /s/ Dr. Allen Kahn                Director               February 11, 2004
  ------------------
    Dr. Allen Kahn


    /s/ Lyle Jensen                 Director               February 11, 2004
    ---------------
      Lyle Jensen