Form 10QSB
period 2003-12-31
GREENMAN TECHNOLOGIES INC
filed 2004-02-17
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter Ended December 31, 2003       Commission File Number 1-13776
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

                                    Yes |X|  No |_|


               Number of shares outstanding as of February 1, 2004
                 Common Stock, $.01 par value: 16,061,939 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2003

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page
                                                                            ----

Item 1. Financial Statements (*)

        Unaudited Consolidated Balance Sheets as of December 31, 2003 and
        September 30, 2003                                                    3

        Unaudited Consolidated Statements of Operations for the three
        months ended December 31, 2003 and 2002                               4

        Unaudited Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended December 31, 2003                   5

        Unaudited Consolidated Statements of Cash Flows for the three
        months ended December 31, 2003 and 2002                               6

        Notes to Unaudited Condensed Consolidated Financial Statements      7-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10-17

Item 3. Controls and Procedures                                              18

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                19

Item 5. Certification Under Sarbanes-Oxley Act                               19

Item 6. Exhibits and Reports on Form 8-K                                     19

        Signatures                                                           20


* The financial information at September 30, 2003 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                             Unaudited Consolidated
                                 Balance Sheets

                                                                   December 31,    September 30,
                                                                       2003             2003
                                                                   ------------    ------------
                            ASSETS
Current assets:
  Cash and cash equivalents ....................................   $    346,534    $    990,745
  Accounts receivable, trade, less allowance for doubtful
    accounts of $154,580 and $148,031 as of December 31,
    2003 and September 30, 2003 ................................      3,461,200       3,368,435
  Insurance claim receivable ...................................             --         634,172
  Note receivable officers .....................................        182,601         179,172
  Product inventory ............................................        316,484         112,419
  Other current assets .........................................      1,138,581       1,119,872
                                                                   ------------    ------------
     Total current assets ......................................      5,445,400       6,404,815
                                                                   ------------    ------------
Property, plant and equipment, net .............................     10,942,203      11,249,706
                                                                   ------------    ------------
Other assets:
  Deferred loan costs ..........................................        199,014         221,931
  Goodwill, net ................................................      3,413,894       3,413,894
  Customer relationship intangibles, net .......................        231,725         234,875
  Deferred income taxes ........................................        270,000         270,000
  Other ........................................................        595,973         299,699
                                                                   ------------    ------------
     Total other assets ........................................      4,710,606       4,440,399
                                                                   ------------    ------------
                                                                   $ 21,098,209    $ 22,094,920
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current .......................................   $  4,062,792    $  3,748,663
  Convertible notes payable ....................................        220,774              --
  Accounts payable .............................................      3,560,755       4,350,643
  Accrued expenses, other ......................................      1,053,595       1,384,652
  Notes payable related parties, current .......................      1,095,000         520,000
  Obligations under capital leases, current ....................        405,606         423,228
                                                                   ------------    ------------
     Total current liabilities .................................     10,398,522      10,427,186
  Notes payable, related parties, non-current portion ..........        475,000         975,000
  Notes payable, non-current portion ...........................      5,369,178       5,726,958
  Obligations under capital leases, non-current portion ........      1,899,918       1,986,827
                                                                   ------------    ------------
     Total liabilities .........................................     18,142,618      19,115,972
                                                                   ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none outstanding ...............................             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized,
    16,061,939 shares issued and outstanding at December 31,
    2003 and September 30, 2003 ................................        160,619         160,619
  Additional paid-in capital ...................................     28,932,228      28,778,002
  Accumulated deficit ..........................................    (26,092,256)    (25,914,673)
  Notes receivable, common stock ...............................        (45,000)        (45,000)
                                                                   ------------    ------------
     Total stockholders' equity ................................      2,955,591       2,978,948
                                                                   ------------    ------------
                                                                   $ 21,098,209    $ 22,094,920
                                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Operations

                                                      Three Months Ended
                                                         December 31,
                                                     2003             2002
                                                 -----------      -----------
Net sales ..................................     $ 7,798,750      $ 7,963,457
Cost of sales ..............................       6,659,941        6,580,184
                                                 -----------      -----------
Gross profit ...............................       1,138,809        1,383,273
                                                 -----------      -----------
Operating expenses:
   Selling, general and administrative .....       1,068,241        1,379,315
                                                 -----------      -----------
     Total operating expenses ..............       1,068,241        1,379,315
                                                 -----------      -----------
Operating profit ...........................          70,568            3,958
                                                 -----------      -----------
Other income (expense):
   Interest and financing costs,net ........        (354,796)        (369,953)
   Casualty income, net ....................         112,766               --
   Other, net ..............................          (6,121)          10,974
                                                 -----------      -----------
     Other (expense), net ..................        (248,151)        (358,979)
                                                 -----------      -----------

Net loss before income taxes ...............        (177,583)        (355,021)
(Provision) for income taxes ...............              --             (550)
                                                 -----------      -----------
Net loss ...................................     $  (177,583)     $  (355,571)
                                                 ===========      ===========

Net loss per share - basic and diluted .....     $      (.01)     $      (.02)
                                                 ===========      ===========


Weighted average shares outstanding -
  basic and diluted ........................      16,061,939       15,676,479
                                                 ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2003

                                                                                                Notes
                                                                   Additional                Receivable
                                          Common Stock              Paid In    Accumulated     Common
                                       Shares        Amount         Capital      Deficit        Stock       Total
                                       --------------------         -------      -------        -----       -----

Balance, September 30, 2003          16,061,939     $160,619      $28,778,002  $(25,914,673)  $(45,000)  $2,978,948

Beneficial conversion discount on
  convertible note  payable                  --           --          154,226                               154,226

Net (loss) for the quarter ended

December 31, 2003                            --           --               --      (177,583)        --     (177,583)
                                     ----------     --------      -----------  ------------   --------   ----------

Balance, December 31, 2003           16,061,939     $160,619      $28,932,228  $(26,092,256)  $(45,000)  $2,955,591
                                     ==========     ========      ===========  ============   ========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                            2003          2002
                                                                                          ---------    ----------
Cash flows from operating activities:
   Net loss ...........................................................................   $(177,583)   $ (355,571)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation .......................................................................     541,216       548,542
   Loss on disposal of property, plant and equipment ..................................       5,099         6,200
   Amortization .......................................................................      27,764        26,230
   Decrease (increase) in assets:
     Accounts receivable ..............................................................     (92,765)      530,059
     Insurance claim receivable .......................................................     634,172            --
     Product inventory ................................................................    (204,065)     (197,175)
     Other current assets .............................................................     (18,709)       69,337
   (Decrease) increase in liabilities:
     Accounts payable .................................................................    (789,888)     (170,794)
     Accrued expenses .................................................................    (331,057)      116,982
                                                                                          ---------    ----------
       Net cash (used for) provided by operating activities ...........................    (405,816)      573,810
                                                                                          ---------    ----------
Cash flows from investing activities:
   Purchase of property and equipment .................................................    (240,509)     (727,947)
   Increase in notes receivable, officers .............................................      (3,429)       (3,429)
   Decrease (increase) in other assets ................................................    (201,907)       15,390
                                                                                          ---------    ----------
       Net cash used for investing activities .........................................    (445,845)     (715,986)
                                                                                          ---------    ----------
Cash flows from financing activities:
   Deferred financing costs ...........................................................     (94,367)       (6,021)
   Proceeds from notes payable ........................................................     239,257       767,920
   Proceeds from notes payable, related parties .......................................      75,000            --
   Proceeds from convertible notes payable ............................................     375,000            --
   Net advances under line of credit ..................................................     187,873       146,576
   Repayment of notes payable .........................................................    (470,781)     (399,130)
   Principal payments on obligations under capital leases .............................    (104,532)      (82,389)
   Cash received upon exercise of stock options .......................................          --        10,200
   Net proceeds on sale of common stock ...............................................          --        50,000
                                                                                          ---------    ----------
       Net cash provided by financing activities ......................................     207,450       487,156
                                                                                          ---------    ----------
Net increase (decrease) in cash .......................................................    (644,211)      344,980
Cash and cash equivalents at beginning of period ......................................     990,745       780,497
                                                                                          ---------    ----------
Cash and cash equivalents at end of period ............................................   $ 346,534    $1,125,477
                                                                                          =========    ==========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ...............................   $      --    $  101,623
  Conversion discount on convertible notes payable ....................................     154,266            --
  Interest paid .......................................................................     323,760       350,451
  Taxes paid ..........................................................................          --           550

 See accompanying notes to unaudited condensed consolidated financial statements

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2003

1.   Business

     GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Florida, Georgia, Illinois, Missouri, Tennessee and Texas

2.    Basis of Presentation

     The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In our opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

3.   Net Income (Loss) Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2003 and 2002, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4.   Insurance Claim Receivable

     On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We estimate that losses sustained as a result of the fire amounted to approximately $390,000 excluding business interruption losses, and before considering insurance recoveries.

     In December 2003, we reached a settlement agreement with our insurance carrier amounting to $1,029,885 of which $821,172 was applicable to losses incurred during fiscal 2003. The settlement amount, net of direct costs incurred, resulted in net casualty income of $431,594 during the fiscal year ended September 30, 2003 and $112,766 during the quarter ended December 31, 2003, which is classified as other income in the accompanying statement of operations. In December 2003 all remaining amounts associated with this settlement were received.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2003

5.   Management's Plans For Raising Additional Capital

     As of December 31, 2003, we have incurred cumulative losses of $26,092,256, and have a working capital deficiency of $4,953,122 at December 31, 2003. We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis and raise additional financing. During the past twelve months, we have invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations, and have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets. In addition, we have implemented and/or are in the process of implementing the following actions:

1. Private Placement of Investment Units

     In December 2003, we commenced a private offering of investment units (the "Units") to accredited investors through an investment bank in an effort to raise up to $3,000,000 (which may be increased to up to $3,500,000 to cover over-allotments, if any). Each Unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the Units will equal 80% of the average closing bid price of our common stock during the ten days preceding each closing of the offering. The warrants are exercisable at any time between the sixth month and the fifth year after the date of issuance at an exercise price equal to 105% of the closing bid price of our common stock on the day preceding the applicable closing. The sale of these Units is exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act. We have agreed to use our best efforts to register the shares of common stock, and the shares issuable upon exercise of the warrants, for resale under the Securities Act. No assurances can be given that such offering will be successful.

     If successful, we intend to utilize the net proceeds to: (1) purchase new shredding and processing equipment for our Tennessee facility, which will allow us to eliminate over $80,000 per month in excess transportation costs necessitated by processing a majority of Tennessee-sourced tires at our Georgia facility until the required high volume equipment is installed; (2) re-establish our Georgia waste wire processing capacity; and (3) provide additional working capital during the upcoming seasonally slower portion of our fiscal year.

2. Related Party Notes Payable

     In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under similar terms.

3. Convertible Note Payable

     In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an accredited investor (the "Note Holder") and pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note is convertible at the option of the holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into special investment units (the "SIUnits") at a price equal to $1.07 per SIUnit with each SIUnit consisting of one share of unregistered common stock and a warrant (the "Warrant") to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The sale of the Note is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The terms of the Note Agreement reflect a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature will be recorded as a debt issuance discount and a corresponding credit to paid-in capital, and will be amortized to interest expense over the term of the Note, or upon conversion.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                December 31, 2003

6.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                      December 31,   September 30,    Estimated
                                                         2003            2003        Useful Lives
                                                      -----------     -----------    ------------
  Land ..........................................     $   504,346     $   504,346
  Buildings .....................................       2,812,816       2,704,693     10-20 years
  Machinery and equipment .......................       9,613,153       9,526,045      5-10 years
  Furniture and fixtures ........................         284,484         284,484       3-5 years
  Motor vehicles ................................       5,937,460       5,904,050      3-10 years
                                                      -----------     -----------
                                                       19,152,259      18,923,618
    Less accumulated depreciation
      and amortization                                 (8,210,056)     (7,673,912)
                                                      -----------     -----------
    Property, plant and equipment, net                $10,942,203     $11,249,706
                                                      ===========     ===========

7.   Stock Options

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

                                                              Three Months Ended
                                                          December 31,   December 31,
                                                              2003           2002
                                                           ---------      ---------
Net loss as reported .................................     $(177,583)     $(355,571)
Less: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ........       (19,845)       (37,192)
                                                           ---------      ---------
Pro forma net loss ...................................     $(197,428)     $(392,763)
                                                           =========      =========

Earnings per share:
    Basic - as reported ..............................     $   (0.01)     $   (0.02)
                                                           =========      =========
    Basic - pro forma ................................     $   (0.01)     $   (0.02)
                                                           =========      =========

7.   Subsequent Events

     As of December 31, 2003, one of our directors is owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, the director again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates which range from October 2004 to February 2005.

     On February 16, 2004, the director converted $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2003.

Results of Operations

     Three Months ended December 31, 2003 Compared to the Three Months ended December 31, 2002

     Net sales for the three months ended December 31, 2003 were $7,798,750, a 2% decrease, compared to last year's net sales of $7,963,457, which included approximately $524,000 of net sales associated with our majority owned joint venture which was divested on April 1, 2003 and approximately $57,000 of net sales associated with a kiln relationship terminated during fiscal 2003. We processed over 8.1 million passenger tire equivalents during the three months ended December 31, 2003, compared to approximately 8 million passenger tire equivalents during the quarter ended December 31, 2002

     Overall end product sales increased to 25% of consolidated revenues during the quarter ended December 31, 2003, compared to 19% for the same period last year. The increase in end product sales is attributable to implementation of our waste wire processing equipment and stronger crumb rubber and tire derived fuel sales during the quarter ended December 31, 2003. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales, which partially offset an 10% reduction in tipping fees resulting from lower tipping fees in certain markets.

     Gross profit for the quarter ended December 31, 2003 was $1,138,809 or 15% of net sales, compared to $1,383,273 or 17% of net sales for quarter ended December 31, 2002. The decrease was primarily attributable to: (1) more than $240,000 of excess transportation costs and other operating inefficiencies necessitated by processing Tennessee-sourced tires at our Georgia facility until our Nashville area facility commences full operation and (2) reduced end product revenue and excess waste disposal in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which management estimates to exceed $223,000, net of business interruption insurance reimbursement.

     Selling, general and administrative expenses for the quarter ended December 31, 2003 decreased $311,074 to $1,068,241 or 14% of net sales, compared to $1,379,315 or 17% of net sales for the quarter ended December 31, 2002. The reduction is due to a focused effort to reduce corporate wide expenses and the elimination of expenses associated with our majority owned joint venture which was divested in April 2003.

     As a result of the foregoing, our operating profit for the quarter ended December 31, 2003 increased $66,610 to $70,568, compared to an operating profit of $3,958 for the quarter ended December 31, 2002.

     Interest and financing costs for the quarter ended December 31, 2003 decreased $15,000 to $355,000, compared to $370,000 for the quarter ended December 31, 2002. In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the quarter ended December 31, 2003.

     As a result of the foregoing, our net loss for the quarter ended December 31, 2003 decreased $177,988 or 50% to $177,583 or $.01 per basic share, compared to a net loss of $355,571 or $.02 per basic share for quarter ended December 31, 2002.

Liquidity and Capital Resources

     As of December 31, 2003, we had $346,534 in cash and cash equivalents and a working capital deficiency of $4,953,122. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, raising additional growth capital and re-establishing continued profitability from operations will be critical to our future liquidity.

     The Consolidated Statements of Cash Flows reflect events in 2003 and 2002 as they affect our liquidity. During the quarter ended December 31, 2003, net cash used for operating activities was $405,816 which reflects a reduction in accounts payable and accrued expenses of $1,120,945 in the aggregate, a $204,065 increase in product inventory, which is typical as we enter our seasonally slower fiscal second quarter, an increase in other current assets of $18,709, reflecting increased prepaid expenses and parts inventories and a net loss from operations. Positively impacting cash flows for the quarter ended December 31, 2003 was depreciation, amortization, and the receipt of $842,045 of insurance proceeds. During the quarter ended December 31, 2002, net cash provided by operating activities was $573,810. Cash flows during this period were positively impacted by depreciation, amortization and a $530,059 decrease in accounts receivable and negatively impacted by a decrease in accounts payable and an increase in product inventory.

     Net cash used for investing activities was $445,845 and $715,986 during the quarters ended December 31, 2003 and 2002, respectively. These amounts represent significant investments made for the purchase of property and equipment to increase capacity and efficiencies at several of our operating locations.

     Net cash provided by financing activities was $207,450 and $487,156 during the quarters ended December 31, 2003 and 2002, respectively. Positively affecting cash flows from financing activities for both periods were proceeds from the issuance of notes payable to unrelated and related parties.

     During the past five years, we have terminated under-performing operations and initiatives and eliminated the use of non-conventional financing methods that had contributed over $18.7 million to our accumulated deficit. In order to position our company to be stronger, more profitable and to enhance shareholder value in the future, we began initiatives during fiscal 2003 to upgrade existing operations, expand into new geographic locations to maximize existing transportation and marketing infrastructures, and continue to identify better and more profitable uses for existing and new products. Several of these initiatives are described below.

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

     On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We therefore will incur increased disposal costs and reduced product revenue in Georgia into our third fiscal quarter, when the equipment is currently expected to be re-installed and operational. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. During the quarter ended December 31, 2003, we incurred an additional $95,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs.

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

     During fiscal 2003 we invested over $1.5 million developing and/or reconfiguring our California, Tennessee and Wisconsin operations. These investments have come in the form of new internally financed capital equipment and the funding of new market development initiatives.

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

     In December 2003, we commenced a private offering of investment units (the "Units") to accredited investors through an investment bank in an effort to raise up to $3,000,000 (which may be increased to up to $3,500,000 to cover over-allotments, if any). Each Unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the Units will equal 80% of the average closing bid price of our common stock during the ten days preceding each closing of the offering. The warrants are exercisable at any time between the sixth month and the fifth year after the date of issuance at an exercise price equal to 105% of the closing bid price of our common stock on the day preceding the applicable closing. The sale of these Units is exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act. We have agreed to use our best efforts to register the shares of common stock, and the shares issuable upon exercise of the warrants, for resale under the Securities Act. No assurances can be given that such offering will be successful.

     If successful, we intend to utilize the net proceeds to: (1) purchase new shredding and processing equipment for our Tennessee facility which will allow us to eliminate over $80,000 per month in excess transportation costs necessitated by processing a majority of Tennessee-sourced tires at our Georgia facility until the required high volume equipment is installed; (2) re-establish our Georgia waste wire processing capacity; and (3) provide additional working capital during the upcoming seasonally slower portion of our fiscal year.

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

     On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of December 31, 2003, seven payments totaling $62,729 were past due and we have received a waiver of default from RSLP through March 31, 2004 on any past due amounts.

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

     On May 16, 2003, we were notified by the FDIC that Waco Asset Management Co.31, Ltd., an affiliate of First City Financial Company ("FCFC"), had purchased a pool of loans from the FDIC that included our Credit Facility. FCFC focuses on acquiring and resolving distressed loans and other assets at discounted values and is not generally a long-term, asset-based lender. Accordingly, we have been advised that because the Credit Facility does not represent a typical FCFC loan, FCFC intends to sell its interest in the Credit Facility to a third party. No assurance can be given that FCFC will be successful in selling its interest in the Credit Facility. We are in compliance with all covenants and other terms of the Credit Facility. Although FCFC must honor the terms of the Credit Facility as long as we are not in default, FCFC is not willing to expand the Credit Facility to provide us with necessary growth capital. No assurance can be given that FCFC will grant waivers of defaults that we may need in the future. Our management is currently evaluating several financing alternatives which would provide growth capital and enhance our financial position, and is diligently working to determine the feasibility of each alternative. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all. If we are unable to obtain additional growth capital, our ability to implement our business plan may be materially and adversely affected. If we are forced to refinance our obligations, we would be required to write off the then unamortized balance of deferred financing charges relating to the Credit Facility ($161,746 at December 31, 2003).

Related Party Notes Payable

     In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under similar terms.

Convertible Note Payable

     In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an accredited investor (the "Note Holder") and pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note is convertible at the option of the holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into special investment units (the "SIUnits") at a price equal to $1.07 per SIUnit with each SIUnit consisting of one share of unregistered common stock and a warrant (the "Warrant") to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The sale of the Note is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The terms of the Note Agreement reflect a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature will be recorded as a debt issuance discount and a corresponding credit to paid-in capital, and will be amortized to interest expense over the term of the Note, or upon conversion.

Off-Balance Sheet Arrangements

     We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 10 to the Audited Consolidated Financial Statements contained in our annual report on Form 10-KSB. Cautionary Statement

     Information contained or incorporated by reference in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past five consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

     We have experienced five consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

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

     On March 31 On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire, which resulted in increased disposal costs and reduced product revenue in Georgia. We anticipate that these conditions will continue into our third fiscal quarter, when the equipment is expected to be repaired and returned to operative status. No assurance can be given, however, that we will be able to re-establish our Georgia waste wire processing capabilities in a timely manner.

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

     The market for our services is highly competitive, fragmented and decentralized. Many of our competitors are small regional or local businesses. Some of our larger competitors may have greater financial and technical resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines. These factors may limit or prevent any further development of our business.

Our success depends on the retention of our senior management and other key personnel.

     Our success depends largely on the skills, experience and performance of our senior management, particularly, Robert H. Davis, our Chief Executive Officer; Charles E. Coppa, our Chief Financial Officer; Mark T. Maust, our Vice President of Operations and Midwest Regional Vice President; Thomas A. Carter, our Southeastern Regional Vice President; and James C. Dodenhoff, our Western Regional Vice President. The loss of any of these personnel could have a material adverse effect on our business, financial condition and results of operations. We have obtained "key man" insurance only on the lives of Messrs. Davis and Coppa.

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

     A significant part of our business strategy entails future acquisitions, or significant investments in, businesses that offer complementary products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at substantial premiums over the fair value of the net assets of the acquired companies, and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate future acquired businesses, at all or without significant distraction of management from our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

     As of December 31, 2003, we have options and warrants to purchase approximately 4,004,794 shares of common stock currently outstanding in addition to $750,000 of convertible promissory notes. These notes are convertible into approximately 850,000 shares of common stock and warrants to purchase approximately 526,000 shares of our common stock at an exercise price of $1.07 per share. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders.

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

Item 3 Controls and Procedures

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

     PART II - OTHER INFORMATION

Item 2. Changes in Securities

          None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

                 Exhibit 10.1 $75,000 Promissory Note issued by GreenMan Technologies, Inc. to Maurice E. Needham dated October 22, 2003.

                 Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

                 Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

                 Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C Section 1350.

                 Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C Section 1350.

      (b)   Reports on Form 8-K

            A Current Report on Form 8-K was filed on January 7, 2004, covering
            Item 5 ("Other Information") and Item 9 ("Regulation FD Disclosure"). Our press releases dated December 17, 2003 and January 5, 2004 were included as exhibits under Item 7.

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