Form 10QSB
period 2004-03-31
GREENMAN TECHNOLOGIES INC
filed 2004-05-17
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended  March 31, 2004     Commission File Number 1-13776
                        --------------                            -------


                           GreenMan Technologies, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


                     Delaware                               71-0724248
       ----------------------------                      ----------------
       (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                Identification No.)



     7 Kimball Lane, Building A, Lynnfield, MA                 01940
     -----------------------------------------               ----------
     (Address of principal executive offices)                (Zip Code)


          Issuer's telephone number, including area code (781) 224-2411
                                                         ---------------


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

                                 Yes |X| No |_|


                 Number of shares outstanding as of May 12, 2004
                 Common Stock, $.01 par value: 16,894,886 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2004

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page
                                                                            ----
Item 1. Financial Statements (*)

        Unaudited Consolidated Balance Sheets as of  March 31, 2004 and
        September 30, 2003                                                   3

        Unaudited Consolidated Statements of Operations for the three and
        six months ended March 31, 2004 and 2003                             4

        Unaudited Consolidated Statement of Changes in Stockholders'
        Equity for the six months ended March 31, 2004                       5

        Unaudited Consolidated Statements of Cash Flows for the six months
        ended March 31, 2004 and 2003                                        6

        Notes to Unaudited Consolidated Financial Statements                7-12

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              13-23

Item 3. Controls and Procedures                                              23

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                24

Item 6. Exhibits and Reports on Form 8-K                                     24

        Signatures                                                           25

* The financial information at September 30, 2003 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                      Unaudited Consolidated Balance Sheets

                                                               March 31,     September 30,
                                                                 2004            2003
                                                             ------------    ------------
                         ASSETS
Current assets:
  Cash and cash equivalents ..............................   $    473,290    $    990,745
  Accounts receivable, trade, less allowance for
    doubtful accounts of $138,385 and $148,031 as
    of March 31, 2004 and September 30, 2003 .............      2,645,714       3,368,435
  Insurance claim receivable .............................             --         634,172
  Note receivable officers ...............................        177,249         179,172
  Product inventory ......................................        813,898         112,419
  Other current assets ...................................      1,254,543       1,119,872
                                                             ------------    ------------
     Total current assets ................................      5,364,694       6,404,815
                                                             ------------    ------------
Property, plant and equipment, net .......................     11,101,837      11,249,706
                                                             ------------    ------------
Other assets:
  Deferred loan costs ....................................        159,416         221,931
  Goodwill, net ..........................................      3,413,894       3,413,894
  Customer relationship intangibles, net .................        228,575         234,875
  Deferred income taxes ..................................        270,000         270,000
  Other ..................................................        489,014         299,699
                                                             ------------    ------------
     Total other assets ..................................      4,560,899       4,440,399
                                                             ------------    ------------
                                                             $ 21,027,430    $ 22,094,920
                                                             ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current .................................   $  3,518,597    $  3,748,663
  Convertible notes payable ..............................        259,330              --
  Accounts payable .......................................      4,174,844       4,350,643
  Accrued expenses, other ................................        974,785       1,384,652
  Notes payable related parties, current .................      1,095,000         520,000
  Obligations under capital leases, current ..............        457,240         423,228
                                                             ------------    ------------
     Total current liabilities ...........................     10,479,796      10,427,186
  Notes payable, related parties, non-current portion ....        600,000         975,000
  Notes payable, non-current portion .....................      4,116,954       5,726,958
  Obligations under capital leases, non-current portion ..      3,140,695       1,986,828
  Deferred gain on sale leaseback transaction ............        437,337              --
                                                             ------------    ------------
     Total liabilities ...................................     18,774,782      19,115,972
                                                             ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none outstanding .........................             --              --
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 16,894,886 shares and 16,061,939 shares
    issued and outstanding at March 31, 2004 and
    September 30, 2003 ...................................        168,948         160,619
  Additional paid-in capital .............................     29,503,864      28,778,002
  Accumulated deficit ....................................    (27,390,164)    (25,914,673)
  Notes receivable, common stock .........................        (30,000)        (45,000)
                                                             ------------    ------------
     Total stockholders' equity ..........................      2,252,648       2,978,948
                                                             ------------    ------------
                                                             $ 21,027,430    $ 22,094,920
                                                             ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
            Unaudited Condensed Consolidated Statements of Operations

                                                                   Three Months Ended              Six Months Ended
                                                               March 31,       March 31,      March 31,       March 31,
                                                                 2004            2003           2004            2003
                                                             ------------    ------------    ------------    ------------
Net sales ................................................   $  5,912,265    $  6,148,434    $ 13,711,015    $ 14,111,891
Cost of sales ............................................      5,564,247       5,550,652      12,224,188      12,130,836
                                                             ------------    ------------    ------------    ------------
Gross profit .............................................        348,018         597,782       1,486,827       1,981,055
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative ...................      1,167,595       1,452,218       2,235,836       2,831,533
                                                             ------------    ------------    ------------    ------------
Operating loss ...........................................       (819,577)       (854,436)       (749,009)       (850,478)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
   Interest and financing costs ..........................       (551,112)       (334,748)       (905,908)       (704,701)
   Casualty income, net ..................................         90,047              --         202,813              --
   Other, net ............................................        (17,266)          8,405         (23,386)         19,379
                                                             ------------    ------------    ------------    ------------
      Other income (expense), net ........................       (478,331)       (326,343)       (726,481)       (685,322)
                                                             ------------    ------------    ------------    ------------
Net loss before income taxes .............................     (1,297,908)     (1,180,779)     (1,475,491)     (1,535,800)
Income tax provision (benefit) ...........................             --              --              --             550
                                                             ------------    ------------    ------------    ------------
Net loss .................................................   $ (1,297,908)   $ (1,180,779)   $ (1,475,491)   $ (1,536,350)
                                                             ============    ============    ============    ============

Net loss per share - basic and diluted ...................   $      (0.08)   $      (0.08)   $      (0.09)   $      (0.10)
                                                             ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted ..     16,474,145      15,705,360      16,265,777      15,690,522
                                                             ============    ============    ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2004

                                                                                                           Notes
                                                                            Additional                   Receivable
                                                       Common Stock          Paid In      Accumulated     Common
                                                     Shares      Amount      Capital        Deficit        Stock         Total
                                                   ---------------------   -----------   -------------   ---------   -----------
Balance, September 30, 2003 ....................   16,061,939   $160,619   $28,778,002   $(25,914,673)   $(45,000)   $ 2,978,948
Beneficial conversion discount on convertible
  note payable .................................           --         --       154,226             --          --        154,226
Common stock issued upon exercise of options
  and warrants .................................      108,666      1,086        35,669             --          --         36,755
Common stock issued upon conversion of notes
  payable and accrued interest .................      724,281      7,243       535,967             --          --        543,210
Repayment of notes receivable, common stock ....           --         --            --             --      15,000         15,000
Net loss for the six months ended
  March 31, 2004 ...............................           --         --            --     (1,475,491)         --     (1,475,491)
                                                   ----------   --------   -----------   ------------    --------    -----------
Balance, March  31, 2004 .......................   16,894,886   $168,948   $29,503,864   $(27,390,164)   $(30,000)   $ 2,252,648
                                                   ==========   ========   ===========   ============    ========    ===========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                             Six Months Ended
                                                                                                  March 31,
                                                                                              2004           2003
                                                                                          -----------    -----------

Cash flows from operating activities:
    Net loss ..........................................................................   $(1,475,491)   $(1,536,350)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation ......................................................................     1,097,982      1,117,065
    Loss on disposal of property, plant and equipment .................................        23,891          4,333
    Amortization ......................................................................       110,763         62,702
    Decrease (increase) in assets:
        Accounts receivable ...........................................................       722,721      1,334,008
        Insurance claim receivable ....................................................       634,172             --
        Product inventory .............................................................      (701,479)      (459,787)
        Other current assets ..........................................................      (134,671)        69,329
    (Decrease) increase in liabilities:
        Accounts payable ..............................................................      (151,799)       365,102
        Accrued expenses ..............................................................      (212,702)       222,175
                                                                                          -----------    -----------
          Net cash (used for) provided by operating activities ........................       (86,613)     1,178,577
                                                                                          -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment ................................................      (553,076)    (1,498,529)
    Proceeds of sale of property and equipment ........................................     1,400,000             --
    (Increase) decrease in notes receivable, officers .................................        (7,077)        (3,429)
    Decrease (increase) in other assets ...............................................      (189,315)        60,815
                                                                                          -----------    -----------
          Net cash provided by (used for) investing activities ........................       650,532     (1,441,143)
                                                                                          -----------    -----------
Cash flows from financing activities:
    Decrease (increase) in deferred financing costs ...................................       128,692         (6,020)
    Proceeds from notes payable .......................................................       256,497      1,195,987
    Proceeds from notes payable, related parties ......................................       575,000             --
    Proceeds from convertible notes payable ...........................................       375,000             --
    Net advances under line of credit .................................................      (290,817)      (188,893)
    Repayment of notes payable ........................................................    (1,921,425)      (859,219)
    Principal payments on obligations under capital leases ............................      (212,121)      (183,131)
    Cash received upon exercise of stock options ......................................         7,800         10,200
    Net proceeds on sale of common stock ..............................................            --        110,000
                                                                                          -----------    -----------
          Net cash (used for) provided by financing activities ........................    (1,081,374)        78,924
                                                                                          -----------    -----------
Net decrease in cash ..................................................................      (517,455)      (183,642)
Cash and cash equivalents at beginning of period ......................................       990,745        780,497
                                                                                          -----------    -----------
Cash and cash equivalents at end of period ............................................   $   473,290    $   596,855
                                                                                          ===========    ===========

Supplemental cash flow information:
  Property, plant and equipment acquired under capital leases .........................   $ 1,400,000    $   180,376
  Common stock issued upon conversion of notes payable and accrued interest ...........       543,210             --
  Deferred gain on sale lease back transaction ........................................       437,337
  Interest paid .......................................................................       887,573        715,184
  Taxes paid ..........................................................................            --            550

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

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

3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2004 and 2003, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

5.    Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. As of March 31, 2004, the balance receivable on this note amounted to $162,174, including accrued interest. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer.

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer repaid his then outstanding balance of $24,000 in full settlement of all amounts due under his note. As of March 31, 2004, the amount receivable on the remaining note, including interest, amounted to $45,302, of which $30,000 relates to a stock subscription receivable and is classified as an offset to stockholders' equity. On May 11, 2004 the officer sold 36,717 shares of common stock valued at $45,611 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

6.    Annual Assessment of Goodwill

      We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter.

7.    Management's Plans For Raising Additional Capital

      As of March 31, 2004, we have incurred cumulative losses of $27,390,164, and have a working capital deficiency of $5,115,102 at March 31, 2004. We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis and to raise additional financing. During the past twelve months, we have invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations, and have reconfigured our Wisconsin location to substantially reduce operating costs and enhance our return on assets. We are evaluating several immediate financing alternatives which if successful, would provide the capital necessary to purchase the remaining equipment required to make our Tennessee facility fully operational and allow us to reduce our transportation costs by an estimated $80,000 per month.

      In addition, we have implemented and/or are in the process of implementing the following actions:

A. Private Placement of Investment Units

      In December 2003, we commenced a private offering of investment units to accredited investors through an investment bank in an effort to raise up to $3,000,000. Our agreement with the investment bank expired on March 10, 2004, and we did not receive any proceeds from the private placement of these units. As a result, we have written off approximately $130,000 of related deferred financing costs during the quarter ended March 31, 2004.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

7.    Management's Plans For Raising Additional Capital - (Continued)

      On April 9, 2004, our Board of Directors authorized a similar private offering of investment units (the "Units"). Each Unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the Units will equal 80% of the average closing bid price of our common stock during the ten days preceding the date each investor's subscription for Units becomes a binding commitment. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, any Unit purchases made by officers, directors or affiliates of ours will be made at 100% of the closing bid price of our common stock on the day preceding the date such investor's subscription for Units becomes a binding commitment. The sale of the Units is exempt from registration under the Securities Act of 1933 (as amended, the "Securities Act") pursuant to
Section 4(2) of the Securities Act.

      We estimate that as of May 12, 2004, 3,125,000 Units, or approximately 19 percent of the shares outstanding prior to the issuance, would be issuable based upon the preceding ten-day average closing bid price of our common stock as of May 12, 2004 and the assumption that the entire $3,000,000 is raised. However, in accordance with American Stock Exchange rules, we may not issue more than 20% of our presently outstanding common stock without prior approval from our shareholders. This rule may limit the amount of the proceeds available to us from this private placement.

      As of May 12, 2004, investors including an officer and director and existing shareholders have committed to purchase approximately $950,000 of Units. We expect to close these investments upon the listing of the shares underlying the Units for trading on the American Stock Exchange.

B. Related Party Notes Payable

      See the discussion of certain notes payable to related parties at Note 10 "Notes Payable - Related Parties".

C. Convertible Note Payable

      In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an accredited investor (the "Holder") and, pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note is convertible at the option of the Holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into special investment units (the "SIUnits") at a price equal to $1.07 per SIUnit with each SIUnit consisting of one share of unregistered common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The sale of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The terms of the Note Agreement reflect a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature was recorded as a debt issuance discount and a corresponding credit to paid-in capital, and is being amortized to interest expense over the term of the Note, or upon conversion. Amortization expense for the three and six months ended March 31, 2004 was $38,556.

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

7.    Management's Plans For Raising Additional Capital - (Continued)

D. Sale and Leaseback of Real Estate

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an officer for $1,400,000 realizing a gain of $437,337 which has been recorded as unearned income and classified as a noncurrent liability in the accompanying financial statements. Simultaneously with the sale, we entered into an agreement to lease property back for a term of 12 years at an annual rent of $195,000 increasing to $227,460 over the term of the lease. The gain will be recognized into income ratably over the term of the lease. The lease has been classified as a capital lease, and provides for two additional 4-year extensions. We used $875,000 of the proceeds to repay an existing obligation to Bremer Business Finance.

E. Hiring of Financial Advisor

      In March 2004, we retained an investment banking firm to serve as our exclusive financial advisor to assist us in identifying and securing new capital and to restructure existing obligations.

8.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            March 31,      September 30,      Estimated
                                              2004              2003         Useful Lives
                                          -----------     --------------     ------------
Land ................................     $   167,981      $   504,346
Buildings ...........................       3,454,238        2,704,693       10-20 years
Machinery and equipment .............       9,530,002        9,526,045        5-10 years
Furniture and fixtures ..............         285,017          284,484         3-5 years
Motor vehicles ......................       6,061,838        5,904,050        3-10 years
                                          -----------      -----------
                                           19,499,076       18,923,618
Less accumulated depreciation
  and amortization                         (8,397,239)      (7,673,912)
                                          -----------      -----------
Property, plant and equipment, net        $11,101,837      $11,249,706
                                          ===========      ===========

9.    Notes Payable

      In August 1998, our former Louisiana crumb rubber processing facility was severely damaged by a fire, which necessitated the closure of this operation in December 1998. As a result of the fire, certain cryogenic equipment we were leasing from Cryopolymers Leasing, Inc. ("Cryopolymers Leasing"), under an October 1997 agreement was destroyed.

      On May 14, 1999, we reached a settlement agreement valued at $3,255,000, whereby Cryopolymers Leasing agreed to assign to us all interest in and to any additional insurance proceeds to be received as a result of the fire; transfer ownership of some additional cryogenic rubber recycling equipment to us; and withdraw from all legal proceedings against us. As part of the settlement agreement, we issued a $1,100,000 sixty-month note payable, bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The $1,100,000 note payable is personally guaranteed by three of our officers. We currently anticipate satisfying this obligation when due by utilizing our working capital line of credit with Waco Asset Management Co.31, Ltd.

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

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

9.    Notes Payable - (Continued)

a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of March 31, 2004, 10 payments totaling $88,830 were past due and we have received a waiver of default from RSLP through June 30, 2004 on any past due amounts.

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a one year $300,000 working capital line of credit (secured with all Iowa assets) with First American Bank ("First American"), payable in monthly installments of $23,735, with a final payment of unpaid principal and accrued interest on April 1, 2007. The term note bears interest at 7.5% and the line of credit bears interest the prime rate plus 1%. The proceeds of this term note were used in connection with the acquisition of UT Tire Recyclers, Inc in April 2002. We incurred $34,425 of deferred loan costs associated with the transaction, which are being amortized to interest expense over the life of the term note.

      On February 13, 2003, our Iowa subsidiary amended its existing term debt, under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $34,660 and is secured with all Iowa assets. They also renewed their one-year working capital line of credit including an increase to $500,000. The line was subsequently extended to July 1, 2004. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1%. We are currently working with First American to renew the working capital line of credit beyond the current July 1, 2004 maturity.

10.    Notes Payable - Related Party

Convertible Notes Payable - Related Party

      One of our directors was owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, the director again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates which range from October 2004 to February 2005.

      On February 16, 2004, the director converted both notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above.

Related Party Notes Payable

      During the period from June to August 2003, two immediate family members of an officer loaned us $400,000 in aggregate, under the terms of two year, unsecured notes payable which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity through August 2005.

      During March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal originally due March 31, 2004 (subsequently extended to September 30, 2004). In connection with the April 15, 2004 maturity of a note receivable from this officer, we offset the amounts due from him against this note payable (See Note 5).

                           GreenMan Technologies, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2004

10.    Notes Payable - Related Party - (Continued)

      In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under substantially similar notes that are also due in June
2004.

11.   Stock Options

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

                                                            Three Months Ended              Six Months Ended
                                                          March 31,      March 31,      March 31,      March 31,
                                                            2004           2003           2004           2003
                                                         -----------    -----------    -----------    -----------
Net loss as reported .................................   $(1,297,908)   $(1,180,779)   $(1,475,491)   $(1,536,350)
Less: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ........       (19,845)       (11,941)       (39,691)       (19,862)
                                                         -----------    -----------    -----------    -----------
Pro forma net loss ...................................   $(1,317,753)   $(1,192,720)   $(1,515,182)   $(1,556,212)
                                                         ===========    ===========    ===========    ===========

Earnings per share:
    Basic - as reported ..............................   $     (0.08)   $     (0.08)   $     (0.09)   $     (0.10)
                                                         ===========    ===========    ===========    ===========
    Basic - pro forma ................................   $     (0.08)   $     (0.08)   $     (0.09)   $     (0.10)
                                                         ===========    ===========    ===========    ===========

12.   Subsequent Events

      In April 2004, our Wisconsin subsidiary reached agreement with the lessor of certain processing equipment to buy-out the remaining term of the lease. The lessor agreed to accept several pieces of idle equipment, 50,000 unregistered shares of our common stock, and cash, valued in the aggregate at approximately $180,000, in full settlement of our capital lease obligation with a carrying value of approximately $195,000 at March 31, 2004. We anticipate realizing a gain of approximately $15,000 in connection with this transaction.

      On April 9, 2004, our Board of Directors authorized a private offering of investment units (the "Units"). Each Unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the Units will equal 80% of the average closing bid price of our common stock during the ten days preceding the date each investor's subscription for Units becomes a binding commitment. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, any Unit purchases made by officers, directors or affiliates of ours will be made at 100% of the closing bid price of our common stock on the day preceding the date such investor's subscription for Units becomes a binding commitment. The sale of the Units is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      As of May 12, 2004, investors including an officer and director and existing shareholders have committed to purchase approximately $950,000 of Units. We expect to close these investments upon the listing of the shares underlying the Units for trading on the American Stock Exchange.

      In April 2004, our Board of Directors adopted, subject to shareholder approval, a 2004 Stock Option Plan under similar terms and conditions as the 1993 Stock Option Plan, and have reserved 2 million shares for future issuance under the plan. Our 1993 Stock Option Plan was established to provide options to purchase shares of common stock to employees, officers, directors and will terminate on June 10, 2004.

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

Results of Operations

Three Months ended March 31, 2004 Compared to the Three Months ended March 31, 2003

      Net sales for the three months ended March 31, 2004 were $5,912,265, a 4% decrease, compared to last year's net sales of $6,148,434, which included approximately $572,000 of net sales associated with our majority owned joint venture which was divested on April 1, 2003 and two kiln relationships terminated during fiscal 2003. We processed over 6.2 million passenger tire equivalents during the three months ended March 31, 2004, compared to approximately 6.1 million passenger tire equivalents during the quarter ended March 31, 2003.

      Overall end product sales increased to 27% of consolidated revenues during the quarter ended March 31, 2004, compared to 23% for the same period last year, despite our Georgia waste wire processing equipment being off-line since April 2003. The 15% increase in end product sales is attributable to implementation of our waste wire processing equipment and stronger crumb rubber and tire derived fuel sales during the quarter ended March 31, 2004. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales, which partially offset a 9% reduction in tipping fees resulting from lower tipping fees in certain markets.

      Gross profit for the quarter ended March 31, 2004 was $348,018 or 6% of net sales, compared to $597,782 or 10% of net sales for quarter ended March 31, 2003. The decrease was primarily attributable to: (1) more than $240,000 of excess transportation costs and other operating inefficiencies necessitated by processing Tennessee-sourced tires at our Georgia facility until our Nashville area facility commences full operation and (2) reduced end product revenue and excess waste disposal in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which we estimate exceeds $300,000 for the quarter ended March 31, 2004.

      Selling, general and administrative expenses for the quarter ended March 31, 2004 decreased $284,623 to $1,167,595 or 20% of net sales, compared to $1,452,218 or 24% of net sales for the quarter ended March 31, 2003. The reduction is due to a focused effort to reduce corporate wide expenses and the elimination of expenses associated with our majority owned joint venture which was divested in April 2003.

      As a result of the foregoing, our operating loss for the quarter ended March 31, 2004 decreased $34,859 to $819,577, compared to an operating loss of $854,436 for the quarter ended March 31, 2003.

      Interest and financing costs for the quarter ended March 31, 2004 increased $216,364 to $551,112, compared to $334,748 for the quarter ended March 31, 2003. The increase was primarily attributable to the inclusion of approximately $130,000 of deferred financing costs associated with the unsuccessful December 2003 private placement of investment Units, approximately $40,000 of interest expense associated with the $375,000 convertible note payable issued in December 2003 and $25,000 of cost associated with the March 2004 sale of our Minnesota real estate. During the quarter ended March 31, 2004 we recorded other income of approximately $90,000 relating to a settlement received for end product which was damaged.

     As a result of the foregoing, our net loss for the quarter ended March 31, 2004 increased $117,029 or 10% to $1,297,908 or $.08 per basic share, compared to a net loss of $1,180,779 or $.08 per basic share for quarter ended March 31, 2003.

Six Months ended March 31, 2004 Compared to the Six Months ended March 31, 2003

      Net sales for the six months ended March 31, 2004 were $13,711,015, a 3% decrease, compared to last year's net sales of $14,111,891, which included approximately $1,357,000 of net sales associated with our majority owned joint venture which was divested on April 1, 2003 and two kiln relationships terminated during fiscal 2003. We processed approximately 14.4 million passenger tire equivalents during the six months ended March 31, 2004, compared to approximately 14.1 million passenger tire equivalents during the six months ended March 31, 2003.

      Overall end product sales increased to 24% of consolidated revenues during the six months ended March 31, 2004, compared to 20% for the same period last year, despite our Georgia waste wire processing equipment being off-line since April 2003. The 24% increase in end product sales is attributable to implementation of our waste wire processing equipment and stronger crumb rubber and tire derived fuel sales during the six months ended March 31, 2004. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales, which partially offset a 10% reduction in tipping fees resulting from lower tipping fees in certain markets.

      Gross profit for the six months ended March 31, 2004 was $1,486,827 or 11% of net sales, compared to $1,981,055 or 14% of net sales for six months ended March 31, 2003. The decrease was primarily attributable to: (1) more than $480,000 of excess transportation costs and other operating inefficiencies necessitated by processing Tennessee-sourced tires at our Georgia facility until our Nashville area facility commences full operation and (2) reduced end product revenue and excess waste disposal in Georgia as a result of the March 31, 2003 waste wire processing equipment fire and which we estimate exceeds $570,000 for the six months ended March 31, 2004.

      Selling, general and administrative expenses for the six months ended March 31, 2004 decreased $595,697 to $2,235,836 or 16% of net sales, compared to $2,831,533 or 20% of net sales for the six months ended March 31, 2003. The reduction is due to a focused effort to reduce corporate wide expenses and the elimination of expenses associated with our majority owned joint venture which was divested in April 2003.

      As a result of the foregoing, our operating loss for the six months ended March 31, 2004 decreased $101,468 to $749,009, compared to an operating loss of $850,478 for the six months ended March 31, 2003.

      Interest and financing costs for the six months ended March 31, 2004 increased $201,207 to $905,908, compared to $704,701 for the six months ended March 31, 2003. The increase was primarily attributable to the inclusion of approximately $130,000 of deferred financing costs associated with the unsuccessful December 2003 private placement of investment Units, approximately $40,000 of interest expense associated with the $375,000 convertible note payable issued in December 2003 and $25,000 of cost associated with the March 2004 sale of our Minnesota real estate. In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the quarter ended December 31, 2003. During the quarter ended March 31, 2004 we also recorded other income of approximately $90,000 relating to a settlement for damaged product.

      As a result of the foregoing, our net loss for the six months ended March 31, 2004 decreased $60,859 or 4% to $1,475,491 or $.09 per basic share, compared to a net loss of $1,536,350 or $.10 per basic share for six months ended March 31, 2003.

Liquidity and Capital Resources

      As of March 31, 2004, we had $473,290 in cash and cash equivalents and a working capital deficiency of $5,115,102. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, raising additional growth capital and re-establishing continued profitability from operations will be critical to our future liquidity.

      The Consolidated Statements of Cash Flows reflect events in 2004 and 2003 as they affect our liquidity. During the six months ended March 31, 2004, net cash used for operating activities was $86,613 which reflects a reduction in accounts payable and accrued expenses of $364,501 in the aggregate, a $701,479 increase in product inventory, which is typical as we end our seasonally slower fiscal second quarter, an increase in other current assets of $134,671, reflecting increased prepaid expenses and parts inventories and a net loss from operations. Positively impacting cash flows for the six months ended March 31, 2004 was depreciation, amortization, and the receipt of $922,092 of insurance proceeds. During the six months ended March 31, 2003, net cash provided by operating activities was $1,178,577. Cash flows during this period were positively impacted by depreciation, amortization, a $1,334,008 decrease in accounts receivable and an increase in accounts payable and accrued expenses of $587,277 in the aggregate which offset a $457,787 increase in product inventory.

      Net cash provided by investing activities was $650,532 for the six months ended March 31, 2004 reflecting the $1,400,000 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $553,076 of property and equipment. The net cash used by investing activities for the six months ended March 31, 2003 was $1,441,143 reflecting significant investments made for the purchase of property and equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash used by financing activities was $1,081,374 during the six months ended March 31, 2004 which reflected the repayment of notes payable of $1,921,425, including approximately $875,000 associated with payoff of the loan outstanding on our Minnesota real estate. Positively affecting cash flows from financing activities for both periods were proceeds from the issuance of notes payable to unrelated and related parties.

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

      Based on our fiscal 2004 operating plan, we believe that available working capital together with revenues from operations, the sale of common stock and Units pursuant to the revised April 2004 private placement, loans from affiliated and unaffiliated lenders, the remaining availability under our exiting working capital lines of credit, the acquisition of machinery and equipment through capital leases and notes payable, and the possible issuance of common stock and common stock options and warrants in lieu of cash for services rendered should be sufficient to meet our cash requirements through fiscal 2004. As noted, we have identified and are currently negotiating with several immediate financing alternatives which, if successful would enhance our financial position and are diligently working to determine the feasibility of each alternative. No assurances can be given that such financing will be concluded in the near future on favorable terms, if at all. If we are unable to obtain additional financing, we will be forced to curtail certain operations.

Operating Performance Enhancements

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. We have purchased secondary equipment for our Georgia (damaged in the March 2003 fire), Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also reduced residual disposal costs.

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

      We estimate that during the six months ended March 31, 2004, reduced end product revenue and excess waste disposal in Georgia associated with the impact of the March 31, 2003 waste wire processing equipment fire exceeded $570,000.

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

      In December 2003, we commenced a private offering of investment units to accredited investors through an investment bank in an effort to raise up to $3,000,000. Our agreement with the investment bank expired on March 10, 2004, and we did not receive any proceeds from the private placement of these investment units and as a result have written off approximately $130,000 of related deferred financing costs.

      On April 9, 2004, our Board of Directors authorized a similar private offering of investment units (the "Units"). Each Unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the Units will equal 80% of the average closing bid price of our common stock during the ten days preceding the date each investor's subscription for Units becomes a binding commitment. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, any Unit purchases made by officers, directors or affiliates of ours will be made at 100% of the closing bid price of our common stock on the day preceding the date an investor's subscription for Units becomes a binding commitment. The sale of the Units is exempt from registration under the Securities Act of 1933 (as amended, the "Securities Act") pursuant to Section 4(2) of the Securities Act.

      We estimate that as of May 12, 2004, 3,125,000 Units, or approximately 19 percent of the shares outstanding prior to the issuance, would be issuable based upon the preceding ten-day average closing bid price of our common stock as of May 12, 2004 and the assumption that the entire $3,000,000 is raised. However, in accordance with American Stock Exchange rules, we may not issue more than 20% of our presently outstanding common stock without prior approval from our shareholders. This rule may limit the amount of the proceeds available to us from this private placement

      As of May 12, 2004, investors including an officer and director and existing shareholders have committed to purchase approximately $950,000 of Units pursuant to the revised terms. We expect to close these investments upon the listing of the shares underlying the Units for trading on the American Stock Exchange.

      If the private placement is successful, we intend to utilize the net proceeds to: (1) purchase new shredding and processing equipment for our Tennessee facility which will allow us to eliminate over $80,000 per month in excess transportation costs necessitated by processing a majority of Tennessee-sourced tires at our Georgia facility until the required high volume equipment is installed; (2) re-establish our Georgia waste wire processing capacity; and (3) provide additional working capital during the upcoming seasonally slower portion of our fiscal year.

Hiring of Financial Advisor

      In March 2004, we retained an investment banking firm to serve as our exclusive financial advisor to assist us in identifying and securing new capital and to restructure existing obligations.

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

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of March 31, 2004, 10 payments totaling $88,830 were past due and we have received a waiver of default from RSLP through June 30, 2004 on any past due amounts.

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

      On May 16, 2003, we were notified by the FDIC that Waco Asset Management Co.31, Ltd., an affiliate of First City Financial Company ("FCFC"), had purchased a pool of loans from the FDIC that included our Credit Facility. FCFC focuses on acquiring and resolving distressed loans and other assets at discounted values and is not generally a long-term, asset-based lender. Accordingly, we have been advised that because the Credit Facility does not represent a typical FCFC loan, FCFC intends to sell its interest in the Credit Facility to a third party. No assurance can be given that FCFC will be successful in selling its interest in the Credit Facility. We are in compliance with all covenants and other terms of the Credit Facility. Although FCFC must honor the terms of the Credit Facility as long as we are not in default, FCFC is not willing to expand the Credit Facility to provide us with necessary growth capital. No assurance can be given that FCFC will grant waivers of defaults that we may need in the future. Our management is currently evaluating several financing alternatives which would provide growth capital and enhance our financial position, and is diligently working to determine the feasibility of each alternative. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all. If we are unable to obtain additional growth capital, our ability to implement our business plan may be materially and adversely affected. If we are forced to refinance our obligations, we would be required to write off the then unamortized balance of deferred financing charges relating to the Credit Facility ($142,337 at March 31, 2004).

Related Party Notes Payable

      During the period from June to August 2003, two immediate family members of an officer loaned us $400,000 in aggregate, under the terms of two year, unsecured notes payable which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity through August 2005.

      During March 2004, these same individuals advanced us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity through March 2006.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal originally due March 31, 2004 (subsequently extended to September 30, 2004). In connection with the April 15, 2004 maturity of a note receivable from this officer, we offset the amounts due from him against this note payable (See Note 5).

      In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under similar terms, maturing June 30, 2004.

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

Convertible Note Payable

      In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an accredited investor (the "Holder") and, pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note is convertible at the option of the Holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into special investment units (the "SIUnits") at a price equal to $1.07 per SIUnit with each SIUnit consisting of one share of unregistered common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The sale of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. The terms of the Note Agreement reflect a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature will be recorded as a debt issuance discount and a corresponding credit to paid-in capital, and will be amortized to interest expense over the term of the Note, or upon conversion.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past six consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

      We have experienced six consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

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

      Our success depends largely on the skills, experience and performance of our senior management, particularly, Robert H. Davis, our Chief Executive Officer; Charles E. Coppa, our Chief Financial Officer; Mark T. Maust, our Midwest Regional Vice President; Thomas A. Carter, our Southeastern Regional Vice President; and James C. Dodenhoff, our Western Regional Vice President. The loss of any of these personnel could have a material adverse effect on our business, financial condition and results of operations. We have obtained "key man" insurance only on the lives of Messrs. Davis and Coppa.

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

      As of March 31, 2004, we have options and warrants to purchase approximately 3,678,794 shares of common stock outstanding in addition to $375,000 of convertible promissory notes. These notes are convertible into approximately 350,000 shares of common stock and warrants to purchase approximately 526,000 shares of our common stock at an exercise price of $1.07 per share. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders.

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

Item 3 Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that such controls and procedures are effective. There were no significant changes in our disclosure controls and procedures or in other factors during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

            On February 16, 2004, we issued 724,281 shares of our unregistered common stock to one of our directors upon conversion of $375,000 of principal and $168,210 of accrued interest on a promissory note. See
            Note 9, "Notes Payable - Related Party" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

            During the six months ended March 31, 2004, the Company issued 108,666 unregistered shares of its common stock upon exercise of stock options for gross proceeds of $36,755. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

            Exhibit 10.1 $100,000 Promissory Note issued by GreenMan Technologies, Inc. to Maurice E. Needham dated January 13, 2004.
            Exhibit 10.2 $100,000 Promissory Note issued by GreenMan Technologies, Inc. to Maurice E. Needham dated January 26, 2004.
            Exhibit 10.3 $50,000 Promissory Note issued by GreenMan Technologies, Inc. to Maurice E. Needham dated February 6, 2004.
            Exhibit 10.4 $100,000 Promissory Note issued by GreenMan Technologies, Inc. to Joyce Ritterhauss dated March 10, 2004.
            Exhibit 10.5 $50,000 Promissory Note issued by GreenMan Technologies, Inc. to Richard Ledet dated March 12, 2004.
            Exhibit 10.6 $100,000 Promissory Note issued by GreenMan Technologies, Inc. to Barbara Morey dated March 18, 2004.
            Exhibit 10.7 Purchase Agreement dated February 21, 204 between GreenMan Technologies of Minnesota, Inc. and Earl Fisher
            Exhibit 10.8    Commercial Lease Agreement dated March 25,
                            2004 between GreenMan Technologies of Minnesota, Inc. and Two Oaks, LLC
            Exhibit 10.9 Extension Agreement dated March 31, 2004 between GreenMan Technologies, Inc. and Robert H. Davis and Nancy Karfilis-Davis.
            Exhibit 10.10   Waiver agreement by Republic Services of
                            Georgia, LP.
            Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
            Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
            Exhibit 32.1    Certification of Chief Executive Officer under
                            18 U.S.C Section 1350.
            Exhibit 32.2    Certification of Chief Financial Officer under
                            18 U.S.C Section 1350.

     (b) Reports on Form 8-K

            A Current Report on Form 8-K was filed on February 19, 2004, covering Item 5 ("Other Information") and Item 9 ("Regulation FD Disclosure"). Our press releases dated February 13, 17 and 18, 2004 were included as exhibits under Item 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        By: GreenMan Technologies, Inc.

                                            /s/ Robert H. Davis
                                            --------------------------
                                                Robert H. Davis
                                                Chief Executive Officer


                                        By: GreenMan Technologies, Inc.


                                            /s/ Charles E. Coppa
                                            --------------------------
                                            Chief Financial Officer, Treasurer,
                                            Secretary