Form 10QSB
period 2004-06-30
GREENMAN TECHNOLOGIES INC
filed 2004-08-16
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For Quarter Ended  June 30, 2004           Commission File Number   1-13776
                     -------------                                   ---------

                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  71-0724248
       -------------------------------                 ----------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

       7 Kimball Lane, Building A, Lynnfield, MA              01940
       -----------------------------------------            ----------
        (Address of principal executive offices)            (Zip Code)

          Issuer's telephone number, including area code  (781) 224-2411
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

                Number of shares outstanding as of August 1, 2004
                 Common Stock, $.01 par value: 19,072,963 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2004

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page
                                                                            ----

Item 1.      Financial Statements (*)

             Unaudited Consolidated Balance Sheets as of June 30, 2004 and
             September 30, 2003                                                3

             Unaudited Consolidated Statements of Operations for the
             three and nine months ended June 30, 2004 and 2003                4

             Unaudited Consolidated Statement of Changes in
             Stockholders' Equity for the nine months ended June 30, 2004      5

             Unaudited Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2004 and 2003                               6

             Notes to Unaudited Consolidated Financial Statements           7-15

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     16-26

Item 3.      Controls and Procedures                                          26

                           PART II - OTHER INFORMATION

Item 2.      Changes in Securities                                            27

Item 4.      Submission of Matters to a Vote of Security Holders              29

Item 6.      Exhibits and Reports on Form 8-K                                 30

             Signatures                                                       31

* The financial information at September 30, 2003 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                      Unaudited Consolidated Balance Sheets

                                                                                           June 30,      September 30,
                                                                                             2004            2003
                                                                                         ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents ..........................................................   $  3,229,981    $    990,745
  Accounts receivable, trade, less allowance for doubtful accounts
      of $170,177 and $148,031 as of June 30, 2004 and September 30, 2003 ............      3,743,553       3,368,435
  Insurance claim receivable .........................................................             --         634,172
  Note receivable officers ...........................................................             --         179,172
  Product inventory ..................................................................        943,531         112,419
  Other current assets ...............................................................      1,244,451       1,119,872
                                                                                         ------------    ------------
        Total current assets .........................................................      9,161,516       6,404,815
                                                                                         ------------    ------------
Property, plant and equipment, net ...................................................     10,837,314      11,249,706
                                                                                         ------------    ------------
Other assets:
  Deferred loan costs ................................................................        676,514         221,931
  Goodwill, net ......................................................................      3,413,894       3,413,894
  Customer relationship intangibles, net .............................................        225,425         234,875
  Deferred income taxes ..............................................................        270,000         270,000
  Other ..............................................................................        473,846         299,699
                                                                                         ------------    ------------
        Total other assets ...........................................................      5,059,679       4,440,399
                                                                                         ------------    ------------
                                                                                         $ 25,058,509    $ 22,094,920
                                                                                         ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current .............................................................   $  1,773,749    $  3,748,663
  Convertible notes payable, current .................................................      2,709,248              --
  Accounts payable ...................................................................      4,288,636       4,350,643
  Accrued expenses, other ............................................................      1,495,642       1,384,652
  Notes payable related parties, current .............................................             --         520,000
  Obligations under capital leases, current ..........................................        279,729         423,228
                                                                                         ------------    ------------
        Total current liabilities ....................................................     10,547,004      10,427,186
  Notes payable, related parties, non-current portion ................................        723,320         975,000
  Notes payable, non-current portion .................................................      3,283,777       5,726,958
  Convertible notes payable, non-current portion .....................................      2,791,860              --
  Obligations under capital leases, non-current portion ..............................      3,001,427       1,986,828
  Deferred gain on sale leaseback transaction ........................................        428,226              --
                                                                                         ------------    ------------
        Total liabilities ............................................................     20,775,614      19,115,972
                                                                                         ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ....             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized, 19,072,963 shares and 16,061,939 shares issued and outstanding at June 30, 2004 and
     September 30, 2003 ..............................................................        190,729         160,619
  Additional paid-in capital .........................................................     31,818,154      28,778,002
  Accumulated deficit ................................................................    (27,725,988)    (25,914,673)
  Notes receivable, common stock .....................................................             --         (45,000)
                                                                                         ------------    ------------
        Total stockholders' equity ...................................................      4,282,895       2,978,948
                                                                                         ------------    ------------
                                                                                         $ 25,058,509    $ 22,094,920
                                                                                         ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Operations

                                                                  Three Months Ended               Nine Months Ended
                                                               June 30,        June 30,        June 30,        June 30,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
Net sales ................................................   $  8,059,103    $  7,159,221    $ 21,770,118    $ 21,271,112
Cost of sales ............................................      6,684,326       6,215,540      18,908,514      18,346,376
                                                             ------------    ------------    ------------    ------------
Gross profit .............................................      1,374,778         943,681       2,861,604       2,924,736
                                                             ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative ..................      1,120,754       1,297,240       3,356,590       4,128,773
                                                             ------------    ------------    ------------    ------------
Operating profit (loss) ..................................        254,023        (353,559)       (494,986)     (1,204,037)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs .........................       (588,568)       (347,618)     (1,494,476)     (1,052,319)
    Casualty income (loss), net ..........................             --        (151,267)        202,813        (151,267)
    Gain (loss) on disposal of assets, net ...............             --        (112,082)             --        (112,082)
    Other, net ...........................................         (1,279)         (6,317)        (24,666)         13,062
                                                             ------------    ------------    ------------    ------------
        Other income (expense), net ......................       (589,847)       (617,284)     (1,316,329)     (1,302,606)
                                                             ------------    ------------    ------------    ------------
Net loss before income taxes .............................       (335,824)       (970,843)     (1,811,315)     (2,506,643)
Income tax provision .....................................             --              --              --            (550)
                                                             ------------    ------------    ------------    ------------
Net loss .................................................   $   (335,824)   $   (970,843)   $ (1,811,315)   $ (2,507,193)
                                                             ============    ============    ============    ============

Net loss per share - basic and diluted ...................   $      (0.02)   $      (0.06)   $      (0.11)   $      (0.16)
                                                             ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted ..     17,070,728      15,821,764      16,533,288      15,734,269
                                                             ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2004


                                                                                                            Notes
                                                                             Additional                   Receivable
                                                       Common Stock           Paid In       Accumulated    Common
                                                  Shares          Amount      Capital         Deficit       Stock         Total
                                               -----------    ---------    ------------    ------------    --------    -----------
Balance, September 30, 2003 ................    16,061,939    $ 160,619    $ 28,778,002    $(25,914,673)   $(45,000)   $ 2,978,948
Beneficial conversion discount on
  convertible notes payable ................            --           --         218,226              --          --        218,226
Common stock issued upon exercise of
  options and warrants .....................       252,666        2,526         147,909              --          --        150,435
Common stock issued upon conversion of
  notes payable and accrued interest .......     1,093,612       10,936         926,128              --          --        937,064
Repayment of notes receivable, common
  stock and accrued interest ...............       (36,717)        (367)        (43,881)             --      45,000            752
Common stock issued in connection with
  lease buyout .............................        50,000          500          43,500              --          --         44,000
Sale of common stock and warrants ..........     1,594,211       15,942       1,525,111              --          --      1,541,053
Common stock and warrants issued for
  services rendered ........................        57,252          573         103,267              --          --        103,840
Warrants issued with convertible debt ......            --           --         119,892              --          --        119,892
Net loss for the nine months ended
  June 30, 2004 ............................            --           --              --      (1,811,315)         --     (1,811,315)
                                               -----------    ---------    ------------    ------------    --------    -----------
Balance, June 30, 2004 .....................    19,072,963    $ 190,729    $ 31,818,154    $(27,725,988)   $     --    $ 4,282,895
                                               ===========    =========    ============    ============    ========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                                  Nine Months Ended
                                                                                                       June 30,
                                                                                                 2004           2003
                                                                                             -----------    -----------
Cash flows from operating activities:
    Net loss .............................................................................   $(1,811,315)   $(2,507,193)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation .........................................................................     1,650,479      1,632,953
    Loss on disposal of property, plant and equipment ....................................         6,719        148,484
    Casualty loss ........................................................................            --         75,267
    Amortization .........................................................................       365,980         83,543
    Decrease (increase) in assets:
        Accounts receivable ..............................................................      (375,118)       797,145
        Insurance claim receivable .......................................................       634,172             --
        Product inventory ................................................................      (831,112)      (314,658)
        Other current assets .............................................................      (124,579)       142,803
    (Decrease) increase in liabilities:
        Accounts payable .................................................................       (37,987)     1,068,861
        Accrued expenses .................................................................       327,008        410,772
                                                                                             -----------    -----------
            Net cash (used for) provided by operating activities .........................      (195,753)     1,537,977
                                                                                             -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment ...................................................      (807,469)    (2,411,663)
    Proceeds of sale of property and equipment ...........................................     1,444,580        250,000
    Repayment of notes receivable ........................................................            --        200,000
    (Increase) decrease in notes receivable, officers ....................................        (7,848)        (5,144)
    Decrease (increase) in other assets ..................................................      (174,147)      (219,460)
                                                                                             -----------    -----------
            Net cash provided by (used for) investing activities .........................       455,116     (2,186,267)
                                                                                             -----------    -----------
Cash flows from financing activities:
    Decrease (increase) in deferred financing costs ......................................      (557,017)       (31,139)
    Net advances under line of credit ....................................................     1,298,131        341,990
    Repayment of notes payable ...........................................................    (4,213,803)    (1,186,480)
    Proceeds from notes payable ..........................................................     3,998,686      1,724,967
    Proceeds from notes payable, related parties .........................................       575,000             --
    Proceeds from convertible notes payable ..............................................       375,000             --
    Principal payments on obligations under capital leases ...............................      (337,177)      (291,327)
    Cash received upon exercise of stock options .........................................         7,800         46,598
    Net proceeds on sale of common stock .................................................       833,253        180,000
                                                                                             -----------    -----------
            Net cash provided by financing activities ....................................     1,979,873        784,607
                                                                                             -----------    -----------
Net increase (decrease) in cash ..........................................................     2,239,236       (136,317)
Cash and cash equivalents at beginning of period .........................................       990,745        780,497
                                                                                             -----------    -----------
Cash and cash equivalents at end of period ...............................................     3,229,981    $   916,814
                                                                                             ===========    ===========

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ..................................   $ 1,400,000    $   279,300
  Common stock issued upon exercise of convertible notes payable and accrued interest ....       937,064             --
  Common stock issued upon conversion of notes payable and accrued interest ..............       707,800             --
  Common stock issued upon exercise of stock options applied to notes payable ............       142,635             --
  Common stock issued in connection with lease buyout ....................................        44,000             --
  Notes receivable, officer applied against notes payable, related party and accrued .....       187,000             --
  Common stock received in payoff of notes receivable, officer ...........................        44,249             --
  Deferred gain on sale lease back transaction ...........................................       437,337             --
  Interest paid ..........................................................................     1,725,063        997,003
  Taxes paid .............................................................................            --            550

      See accompanying notes to unaudited consolidated financial statements

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

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

      The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made.

3. Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2004 and 2003, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4. Insurance Claim Receivable

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire.

      In December 2003, we reached a settlement agreement with our insurance carrier amounting to $1,029,885 of which $821,172 was applicable to losses incurred during fiscal 2003. The settlement amount, net of direct costs incurred, resulted in net casualty income of $431,594 during the fiscal year ended September 30, 2003 and $112,082 during the quarter ended December 31, 2003, which is classified as other income in the accompanying statement of operations. In December 2003 all remaining amounts associated with this settlement were received.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

5. Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10).

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer repaid his then outstanding balance of $24,000 in full settlement of all amounts due under his note. On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44.248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

6. Annual Assessment of Goodwill

      We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter. As of June 30, 2004, we have concluded that goodwill is not impaired.

7. Management's Plans For Raising Additional Capital

      As of June 30, 2004, we have incurred cumulative losses of $27,725,988, and have a working capital deficiency of $1,385,488 at June 30, 2004. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

      We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis. During the past twelve months, we have invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations, and have reconfigured our Wisconsin location to substantially reduce operating costs and enhance our return on assets.

      In addition, we have implemented and/or are in the process of implementing the following actions:

A. Refinancing of Our Credit Facility

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan. (See Note
9).

B. Private Placement of Investment Units

      In December 2003, we commenced a private offering of investment units to accredited investors through an investment bank in an effort to raise up to $3,000,000. Our agreement with the investment bank expired on March 10, 2004, and we did not receive any proceeds from the private placement of these units. As a result, we wrote off approximately $130,000 of related deferred financing costs during the quarter ended March 31, 2004.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

7. Management's Plans For Raising Additional Capital - (Continued)

      On April 9, 2004, we commenced a private offering of investment units. Each unit consists of one share of our common stock and a warrant to purchase
0.5 shares of our common stock. As of June 30, 2004, when the offering was terminated, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,000. (See Note 11).

C. Related Party Notes Payable

      See the discussion of certain notes payable to related parties at Note 10 "Notes Payable - Related Parties".

D. Convertible Note Payable

      In December 2003, we entered into a note purchase agreement (the "Note Agreement") with an accredited investor (the "Holder") and, pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The Note was convertible at the option of the Holder at any time prior to maturity but the Note shall automatically, and without action on the part of Holder, be converted upon the closing of the offering of investment units described above into investment units at a price equal to $1.07 per unit with each unit consisting of one share of unregistered common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance.

      The terms of the Note Agreement reflected a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature was recorded as a debt issuance discount and a corresponding credit to paid-in capital, and was being amortized to interest expense over the term of the Note, or upon conversion. The note and accrued interest of $11,854 was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock and the remaining unamortized beneficial conversion discount of approximately $77,000 was charged to interest expense.

      Amortization expense for the three and nine months ended June 30, 2004 was $115,670 and $154,226, respectively.

E. Sale and Leaseback of Real Estate

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an officer for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain will be recognized as income ratably over the term of the lease. The lease has been classified as a capital lease, and provides for two additional 4-year extensions. We used $875,000 of the proceeds to repay an existing obligation to Bremer Business Finance.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

8. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                              June 30,         September 30,        Estimated
                                                               2004                2003            Useful Lives
                                                           ------------        ------------        ------------
  Land ........................................            $    167,981        $    504,346
  Buildings ...................................               3,460,828           2,704,693        10-20 years
  Machinery and equipment .....................               9,747,215           9,526,045         5-10 years
  Furniture and fixtures ......................                 269,307             284,484          3-5 years
  Motor vehicles ..............................               6,056,277           5,904,050         3-10 years
                                                           ------------        -----------
                                                             19,701,607         18,923,618
    Less accumulated depreciation
      and amortization                                       (8,864,293)         (7,673,912)
                                                           ------------        -----------
    Property, plant and equipment, net                     $ 10,837,314        $ 11,249,706
                                                           ============        ===========

      In April 2004, our Wisconsin subsidiary reached an agreement with the lessor of certain processing equipment to buy-out the remaining term of the lease. The lessor agreed to accept several pieces of idle equipment, 50,000 unregistered shares of our common stock (valued at $44,000), and cash, valued in the aggregate at approximately $180,000, in full settlement of our capital lease obligation with a carrying value of approximately $192,000 at March 31, 2004. We recognized a gain of approximately $12,000 in connection with this transaction during the quarter ended June 30, 2004.

9. Notes Payable/Credit Facilities

      On May 14, 1999, we issued a $1,100,000 sixty-month note payable to Cryopolymers Leasing, Inc., bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The note was personally guaranteed by three of our officers and was paid in full on June 30, 2004 with proceeds from the Laurus Credit Facility.

      On May 6, 2002, Republic Services converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued Republic Services a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of June 30, 2004, 13 payments totaling $114,818 were past due in connection with this note. We received a waiver of default from Republic Services through June 30, 2004 at which time the outstanding principal amounted to $703,125 and as of July 26, 2004, all past due payments have been made and the promissory note is current.

First American Credit Facility

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a one year $300,000 working capital line of credit (secured with all Iowa assets) with First American Bank ("First American"). The proceeds of this term note were used in connection with the acquisition of UT Tire Recyclers, Inc in April 2002.

      On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $34,660 and is secured with all Iowa assets. They also renewed their working capital line of credit which was increased to $500,000. The line of credit has been subsequently extended to January 20, 2005 and First American temporarily increased the maximum availability under the line of credit to $650,000 through September 30, 2004. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1%.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

9. Notes Payable/Credit Facilities - (Continued)

Coast Business Credit/WAMCO Credit Facility

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

      On May 16, 2003, we were notified by the FDIC that Waco Asset Management Co.31, Ltd., ("WAMCO"), an affiliate of First City Financial Company, had purchased a pool of loans from the FDIC that included our Credit Facility. We were notified that WAMCO would continue to honor the original terms of the Credit Facility. On June 30, 2004, all amounts due WAMCO were paid in full with proceeds from the Laurus Credit Facility and the unamortized deferred financing charges of $122,927 were charged to interest expense.

Laurus Credit Facility

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit (the "Line of Credit") and a $4 million convertible term note (the "Note"). At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our existing credit facility with WAMCO and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank.

      The Line of Credit has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (5.0% at June 30, 2004), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1 million of borrowings under the line of credit into our common stock at a price of $1.31 (a 10% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30,
2004). The conversion price for each subsequent $1 million of borrowings will be adjusted upward so that the conversion price will always reflect a 10% premium over the 22-day trailing average closing price computed on each $1 million traunch. The amount we may borrow at any time under the line of credit is limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. The Line of Credit requires us to maintain a minimum borrowing of $1,000,000.

      In connection with the Line of Credit, we issued Laurus a warrant to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29. The warrant, valued at approximately $83,000, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      Net proceeds received from advances made under the line at closing were allocated to the Line of Credit and the warrant based on their relative fair values resulting in a discount on the Line of Credit amounting to $186,700 which will be amortized to interest expense over the three-year term of the borrowing or immediately upon conversion.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

9. Notes Payable/Credit Facility - (Continued)

      The Term Note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (5.0% at June 30, 2004), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal will be amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Laurus has the option to convert some or all of the principal and interest payments into common stock at a fixed conversion price of $1.25 reflecting a 5% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004. ("Fixed Conversion Price"). Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of the Fixed Conversion Price.

      In connection with the Term Note, we issued Laurus a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. The warrant, valued at approximately $38,000, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      Net proceeds received from issuance of the Term Note amounted to $3,788,950 and were allocated to the Term Note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $64,000 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $248,200. The beneficial conversion discount was recorded as paid-in-captial and will be amortized to interest expense along with the debt discount over the three-year term of the note or ratably upon any partial conversion.

      We will be required to pay a premium of 2% of the amount of each principal payment made in cash under the line of credit and/or the term note. In addition, we will be required to pay a penalty of 20% of the then-outstanding balance of the term note if we prepay that note.

      The interest rate under each of the notes is subject to downward adjustment on a monthly basis (but not to less than 0%). The downward adjustment will be in the amount of 200 basis points (2.0%) for each incremental 25% increase in the average closing price of our common stock over the then applicable conversion price of the note for the five-day period preceding such monthly determination date if we have at that time registered for resale all of the shares of our common stock underlying the notes and warrants we are issuing to Laurus in this transaction, or 100 basis points (1.0%) for each incremental 25% increase in the average closing price of our common stock over the then applicable conversion price of the note for the five-day period preceding such monthly determination date if we have not at that time registered for resale all of such shares.

      The credit facility is secured by a first-priority security interest in substantially all of our assets, including the capital stock of our active subsidiaries. Our active subsidiaries have guaranteed our obligations to Laurus and have granted Laurus a security interest in their assets to secure this guarantee.

      We incurred investment banking costs amounting to $559,000, including $455,000 in cash, 57,252 shares of our unregistered common stock valued at $75,000 and warrants to purchase up to 270,000 shares of our common stock valued at $29,000. The warrants are immediately exercisable, have a term of five years and have exercise prices ranging from $1.64 to $2.29.

      Total debt issuance costs incurred in connection with securing the Laurus Credit Facility amounted to approximately $661,000 of deferred financing costs which will be amortized to interest expense over the three year term. Additionally, a management fee amounting to $315,000 was paid to Laurus from the closing proceeds, and was recorded as a debt discount to be amortized to interest expense over the three year term.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

9. Notes Payable/Credit Facility - (Continued)

      We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants. Pursuant to this agreement, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission on July 30, 2004. This statement has not yet become effective.

      The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock and no more than 25% of our aggregate daily trading volume determined over the five-day period prior to the date of determination. These limitations may be waived by Laurus on 90 days' prior notice, or without notice if we are in default.

      The conversion price applicable to each of the notes and the exercise price of each of the warrants is subject to downward adjustment if we issue shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. There are exceptions for issuances of stock and options to our employees and for certain other ordinary course stock issuances.

      Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock;
(vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; and (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default.

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

Notes Payable - Related Party

      During the period from June to August 2003, two immediate family members of an officer loaned us $400,000 in aggregate, under the terms of two year, unsecured notes payable which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity through August 2005. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of Units and each received 113,636 Units in these transactions. At June 30, 2004, the remaining balance due on these advances amounted to $400,000.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

10. Notes Payable - Related Party - (Continued)

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal originally due March 31, 2004 (subsequently extended to September 30, 2004). In connection with the April 15, 2004 maturity of a note receivable from this officer, we offset approximately $163,000 of amounts due from him against this note payable (See
Note 5). During the quarter ended June 30, 2004, the same officer applied approximately $114,000 of amounts due him to exercise options to purchase 144,000 shares of our common stock. At June 30, 2004, the remaining balance due the officer was approximately $123,000.

      In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under substantially similar notes that are also due in June 2004. This officer agreed to invest all unpaid principal and interest under these advances amounting to approximately $350,000 into the April 2004 private placement of units and received 339,806 units in this transaction.

11. Common Stock Offering

      On April 9, 2004, we commenced a private offering of investment units to accredited investors. Each unit consists of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. The purchase price of the units equaled 80% of the average closing bid price of our common stock during the ten days preceding the date each investor's subscription for units became a binding commitment. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, units purchased by officers, directors or affiliates were made at 100% of the closing bid price of our common stock on the day preceding the date such investor's subscription for units became a binding commitment.

      As of June 30, 2004, when the offering was concluded, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to re-establish our Georgia waste wire processing capacity and for general working capital purposes during the seasonally slower portion of our fiscal year

12. Stock Options

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

                                                              Three Months Ended              Nine Months Ended
                                                            June 30,        June 30,       June 30,        June 30,
                                                             2004            2003           2004            2003
Net loss as reported ...................................    $(335,824)    $(970,483)    $(1,811,315)    $(2,507,193)
Less: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..........      (22,066)       (4,014)        (61,757)        (15,932)
                                                            ---------     ---------     -----------     -----------
Pro forma net loss .....................................    $(357,890)    $(974,497)    $(1,873,072)    $(2,523,125)
                                                            =========     =========     ===========     ===========

Earnings per share:
    Basic - as reported ................................    $   (0.02)    $   (0.06)    $     (0.11)    $     (0.16)
                                                            =========     =========     ===========     ===========
    Basic - pro forma ..................................    $   (0.02)    $   (0.06)    $     (0.11)    $     (0.16)
                                                            =========     =========     ===========     ===========

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2004

12. Stock Options - (Continued)

      Our 1993 Stock Option Plan was established to provide options to purchase shares of common stock to employees, officers, directors and terminated on June 10, 2004. As of June 30, 2004, there were approximately 1,670,000 options granted and outstanding under the 1993 Stock Option Plan of which approximately 1,430,000 options were exercisable at prices ranging from $0.38 to $1.80.

      In April 2004, our Board of Directors adopted, subject to shareholder approval, a 2004 Stock Option Plan under similar terms and conditions as the 1993 Stock Option Plan, and have reserved 2 million shares of common stock for future issuance under the Plan. As of June 30, 2004, there were 358,000 options granted and outstanding under the 2004 Stock Option Plan. No such options are currently exercisable and no such options will become exercisable unless the adoption of this plan is ratified by our stockholders.

Other Options and Warrants

      During January 2004, several individuals exercised 117,852 warrants using a net exercise feature, and were issued 29,128 shares of our unregistered common stock.

      During the months of February and June 2004, several officers and directors exercised 223,538 options, in aggregate to purchase unregistered shares of our common stock at prices ranging from $.38 to $.94 per share for gross proceeds of $150,435.

13. Subsequent Event

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. ("ATD") a southern California based company in the business of collecting and marketing scrap tires for approximately $117,000 in assumed liabilities and forgiveness of trade payables due to us. We will consolidate ATD's business into our existing California operations.

      On July 14, 2004, we were notified that our Director's and Officer's liability insurance policy, which expires on October 1, 2004, will not be renewed by its current carrier. We are currently evaluating several alternatives. Although we currently believe we will be able to obtain Director's and Officer's Liability insurance coverage prior to the expiration of its existing coverage, no assurances can be given that such new coverage will be secured in the near future, on favorable terms, or at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2003.

Results of Operations

Three Months ended June 30, 2004 Compared to the Three Months ended
June 30, 2003

      Net sales for the three months ended March 31, 2004 were $8,059,103, a 13% increase, compared to last year's net sales of $7,159,221. The increase was primarily attributable to a 17% increase in inbound tire volumes and a 15% increase in overall product revenues during the quarter ended June 30, 2004. We processed over 8 million passenger tire equivalents during the three months ended June 30, 2004, compared to approximately 6.8 million passenger tire equivalents during the quarter ended June 30, 2003.

      Overall end product sales increased approximately $301,000 to $2,279,000 during the quarter ended June 30, 2004, compared to $1,978,000 for the same period last year, despite our Georgia waste wire processing equipment being off-line since April 2003. The increase in end product sales is attributable to implementation of our waste wire processing equipment in the Midwest during the second half of fiscal 2003 and stronger crumb rubber and tire derived fuel sales during the quarter ended June 30, 2004.

      Gross profit for the quarter ended June 30, 2004 was $1,374,778 or 17% of net sales, compared to $943,681 or 13% of net sales for the quarter ended June 30, 2003. The improvement is primarily due to increased inbound tire volumes and stronger overall product revenues. We realized this increase in gross profit while continuing to absorb an estimated $540,000 of excess transportation and disposal costs and reduced end product revenue resulting from the delayed implementation of our Tennessee facility and Georgia waste wire equipment.

      Selling, general and administrative expenses for the quarter ended June 30, 2004 decreased $176,486 to $1,120,754 or 14% of net sales, compared to $1,297,240 or 18% of net sales for the quarter ended June 30, 2003. The reduction is due to a focused effort to reduce corporate wide expenses.

      As a result of the foregoing, we had an operating profit of $254,023 for the quarter ended June 30, 2004 as compared to an operating loss of $353,559 for the quarter ended June 30, 2003.

      Interest and financing costs for the quarter ended June 30, 2004 increased $240,950 to $588,568, compared to $347,618 for the quarter ended June 30, 2003. The increase was primarily attributable to the inclusion of approximately $238,000 of deferred financing costs which were writen off during the quarter ended June 30, 2004.

      In addition to the disruption of operations and lost revenues caused by the March 2003 fire, we also incurred additional direct costs relating to damaged equipment and excess disposal costs totaling approximately $151,000, net of partial insurance recovery of $99,000 during the quarter ended June 30, 2003. We also incurred a net loss of approximately $112,000 associated with the divestiture of under-performing assets, unrelated to the fire during the same quarter.

      As a result of the foregoing, our net loss for the quarter ended June 30, 2004 decreased $635,019 or 65% to $335,824 or $.02 per basic share, compared to a net loss of $970,843 or $.06 per basic share for quarter ended June 30, 2003.

Nine Months ended June 30, 2004 Compared to the Nine Months ended June 30, 2003

      Net sales for the nine months ended June 30, 2004 were $21,770,118, a 2% increase, compared to last year's net sales of $21,271,112, which included approximately $1,357,000 of net sales associated with our majority owned joint venture which was divested on April 1, 2003 and two kiln relationships terminated during fiscal 2003. We processed approximately 22.4 million passenger tire equivalents during the nine months ended June 30, 2004, compared to approximately 21 million passenger tire equivalents during the nine months ended June 30, 2003.

      Overall end product sales increased approximately $990,000 to $5,851,000 during the nine months ended June 30, 2004, compared to $4,861,000 for the same period last year, despite our Georgia waste wire processing equipment being off-line since April 2003. The 20% increase in end product sales is attributable to implementation of our waste wire processing equipment in the Midwest during the second half of fiscal 2003 and stronger crumb rubber and tire derived fuel sales during the nine months ended June 30, 2004. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales, which offset a 6.6% reduction in tipping fees resulting from lower tipping fees in certain markets.

      Gross profit for the nine months ended June 30, 2004 was $2,861,604 or 13% of net sales, compared to $2,924,736 or 14% of net sales for nine months ended June 30, 2003. The gross profit for the nine months ended June 30, 2004 reflects the fact we continue to absorb an estimated $1,570,000 of excess transportation and disposal costs and reduced end product revenue resulting from the delayed implementation of our Tennessee facility and Georgia waste wire equipment

      Selling, general and administrative expenses for the nine months ended June 30, 2004 decreased $772,182 to $3,356,590 or 15% of net sales, compared to $4,128,773 or 19% of net sales for the nine months ended March 31, 2003. The reduction is due to a focused effort to reduce corporate wide expenses and the elimination of expenses associated with our majority owned joint venture which was divested in April 2003.

      As a result of the foregoing, our operating loss for the nine months ended June 30, 2004 decreased 59% or $709,051 to $494,986, compared to an operating loss of $1,204,037 for the nine months ended June 30, 2003.

      Interest and financing costs for the nine months ended June 30, 2004 increased $442,157 to $1,494,476, compared to $1,052,319 for the nine months ended June 30, 2003. The increase was primarily attributable to the inclusion of approximately $407,000 of deferred financing costs associated with our fiscal 2004 financing efforts.

      In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the nine months ended June 30, 2004 and approximately $151,000, net of partial insurance recovery of $99,000 during the nine months ended June 30, 2003. During the nine months ended June 30, 2004 we also recorded other income of approximately $90,000 relating to a settlement for damaged product.

      As a result of the foregoing, our net loss for the nine months ended June 30, 2004 decreased $695,878 or 28% to $1,811,315 or $.11 per basic share, compared to a net loss of $2,507,193 or $.16 per basic share for nine months ended June 30, 2003.

Liquidity and Capital Resources

      As of June 30, 2004, we had $3,229,981 in cash and cash equivalents and a working capital deficiency of $1,385,488. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, raising additional growth capital and re-establishing continued profitability from operations will be critical to our future liquidity.

      The Consolidated Statements of Cash Flows reflect events in 2004 and 2003 as they affect our liquidity. During the nine months ended June 30, 2004, net cash used for operating activities was $256,395 which reflects a net loss of $1,811,315, a $831,112 increase in product inventory and a $375,118 increase in accounts receivable, which is typical as we enter our seasonally strongest fiscal fourth quarter and increased prepaid expenses and parts inventories and a net loss from operations. Positively impacting cash flows for the nine months ended June 30, 2004 was depreciation of $1,650,479, amortization, and the receipt of $922,092 of insurance proceeds. During the nine months ended June 30, 2003, net cash provided by operating activities was $1,537,977. Cash flows during this period were positively impacted by depreciation, amortization, a $797,145 decrease in accounts receivable and an increase in accounts payable and accrued expenses of $1,479,633 in the aggregate which offset a $314,658 increase in product inventory.

      Net cash provided by investing activities was $666,271 for the nine months ended June 30, 2004 reflecting the $1,400,000 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $559,582 of property and equipment. The net cash used by investing activities for the nine months ended June 30, 2003 was $2,186,267 reflecting significant investments made for the purchase of property and equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash provided by financing activities was $1,829,360 during the nine months ended June 30, 2004 and was positively impacted by the new Laurus Credit Facility and the completion of the April 2004 private placement of investment units which collectively generated approximately $7,783,000 of new cash flow before expenses. These increases were offset by repayment of notes payable of $4,213,803, including approximately $3,800,000 associated with the payoff of our Minnesota real estate loan, WAMCO Credit Facility and Cryopolymers Leasing note payable. Positively affecting cash flows from financing activities for both periods were proceeds from the issuance of notes payable to unrelated and related parties.

Refinancing of Our Credit Facility

      Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our existing credit facility with WAMCO and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay closing fees associated with the Laurus transaction in the aggregate amount of approximately $825,000. (See Note 9).

Additional Steps to Increase Liquidity

      Over the last several years, we have funded portions of our operating cash flow and growth from sales of equity securities and loans from officers and related parties.

      In a private placement commencing in February 2002 and ending September 30, 2003, we sold 1,458,511 shares of our common stock to investors, including existing shareholders, for gross proceeds of $2,133,603. A majority of the proceeds of this offering were used to acquire certain tire recycling operations and assets.

      In December 2003, we issued a 10% convertible note due December 2004 in the aggregate principal amount of $375,000 to an investor. The note was convertible at the option of the holder at any time prior to maturity into investment units at a price equal to $1.07 per unit with each unit consisting of one share of common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable six months after issuance for a period of five years from date of issuance. The note was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock. When originally issued, this note reflected a beneficial conversion feature amounting to $154,226 and, upon conversion, the remaining unamortized beneficial conversion discount of approximately $77,000 was charged to interest expense.

      In April 2004, we commenced a private offering of investment units to accredited investors, each unit consisting of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. As of June 30, 2004, when the offering concluded, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to re-establish our Georgia waste wire processing capacity and for general working capital purposes during the seasonally slower portion of our fiscal year.

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $163,000 of amounts due him to pay off a note receivable due our company and in June 2004 applied approximately $114,000 of amounts due him to exercise options to purchase 144,000 shares of our common stock. At June 30, 2004, the remaining balance on these advances amounted to approximately $523,320. (See Note 9).

Operating Performance Enhancements

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

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. We therefore will continue to incur increased disposal costs and reduced product revenue in Georgia into our fourth fiscal quarter, when the equipment is currently expected to be re-installed and operational. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs.

      We estimate that during the nine months ended June 30, 2004, reduced end product revenue and excess waste disposal costs of approximately $870,000 were associated with the impact of the March 31, 2003 fire. We anticipate that these conditions will continue into our fourth fiscal quarter, when the equipment is expected to be repaired and returned to operative status.

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

      Based on our fiscal 2004 operating plan, we believe that available working capital together with revenues from operations, the sale of common stock and units pursuant to the April 2004 private placement, loans from affiliated and unaffiliated lenders and the financing from Laurus will satisfy our cash requirements for the foreseeable future.

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

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. ("ATD") a southern California based company in the business of collecting and marketing scrap tires for approximately $117,000 in assumed liabilities and forgiveness of trade payables due to us. We will consolidate ATD's business into our existing California operations.

      In February 2003, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. Historically, we transported all Tennessee-sourced tires to our Georgia facility to be processed. We anticipated that a majority of the funding to implement this initiative would come from our principal lender, which unfortunately was closed by the Commissioner of Financial Institutions of the State of California in February 2003, shortly after we received verbal approval to move forward. In July 2003, our Tennessee facility began processing local tires on a limited basis using excess and idle equipment from various other locations. We have earmarked over $1 million of proceeds from the Laurus credit facility to purchase necessary equipment for our Tennessee initiative and anticipate the facility to be operational no later than our second quarter of fiscal 2005. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month.

      Also in February 2003, we decided to reconfigure the operations of our Wisconsin facility from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The decision was made because the cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. As of June 30, 2004, our on-going efforts to increase tire volume and reduce expenses in Wisconsin have resulted in a $400,000 reduction in that facility's year-to-date expenses compared to the same period last year.

      During fiscal 2003 we invested over $1.5 million developing and/or reconfiguring our California, Tennessee and Wisconsin operations. These investments have come in the form of new internally financed capital equipment and the funding of new market development initiatives.

      We believe that our current cash position and current credit facilities combined with internally generated cash flow will satisfy our cash requirements for the foreseeable future.

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

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the notes.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus pursuant to secured promissory notes and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

      o     failure to pay interest and principal when due;

      o an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

      o a breach by us of any material representation or warranty made in any of the notes or in any related agreement;

      o any money judgment or similar final process is filed against us for more than $50,000;

      o any form of bankruptcy or insolvency proceeding is instituted by or against us; and

      o suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days.

      In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

We may require additional funding to sustain and grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business may be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

      We may have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business. We will also need funding to pursue acquisitions. We cannot assure you that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business may be adversely affected. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders may experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

In March 2003, a portion of our Georgia facility and several pieces of equipment were damaged by fire; as a result we have experienced increased disposal costs and reduced product revenue in Georgia.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire, which resulted in increased disposal costs and reduced product revenue in Georgia. We anticipate that these conditions will continue into our fourth fiscal quarter, when the equipment is expected to be repaired and returned to operative status. No assurance can be given, however, that we will be able to re-establish our Georgia waste wire processing capabilities in a timely manner.

We may not realize the anticipated benefits associated with the establishment of our Tennessee operations.

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. Historically, we have transported all Tennessee-sourced tires to our Georgia facility for processing. In July 2003, we began processing tires on a limited basis in Tennessee utilizing excess and idle equipment from various GreenMan subsidiaries. Until we are successful in purchasing the appropriate high-volume shredding and ancillary equipment for our Tennessee facility, we will continue to incur excess transportation costs necessitated by transporting Tennessee-sourced tires to Georgia instead of processing them locally. We have allocated over $1 million of proceeds from the Laurus credit facility to purchase equipment for our Tennessee facility and anticipate that the facility will be operational no later than our second quarter of fiscal 2005. No assurance can be given, however, that we will be able to open this facility in a timely manner.

We may not realize the anticipated benefits associated with the reconfiguration of our Wisconsin operations.

      In February 2003, we decided to reconfigure the operations of our low-volume Wisconsin size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln consumes a majority of the scrap tires collected by the Wisconsin facility. We do not have a long-term supply contract with the cement kiln and there can be no assurance that we will realize the anticipated benefits associated with the reconfiguration of these operations.

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

Inflation and Changing Prices may hurt our business.

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we are adversely affected by significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates would have a negative effect on our financial performance.

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

We have options, warrants and convertible promissory notes currently outstanding. Exercise of these options and warrants, and conversions of these promissory notes will cause dilution to existing and new shareholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our stock.

      As of June 30, 2004, we have options and warrants to purchase approximately 6,806,359 shares of common stock outstanding in addition to $6,000,000 of convertible promissory notes. The principal and interest amounts of these notes are convertible into approximately 4,727,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of June 30, 2004, approximately 11,000,000 shares of our common stock were eligible for sale in the public market. This represents approximately 58 percent of our outstanding shares of common stock. After the effective date of our registration statement on Form SB-2 filed on July 30, 2004, approximately 18,300,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 39 percent of our outstanding common stock as of June 30, 2004. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3 Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

      (c)   Recent Sales of Unregistered Securities

      On April 30, 2004, we issued 50,000 shares of our unregistered common stock to a third party in connection with an equipment lease buyout. See
      Note 8, "Property, Plant and Equipment" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 26, 2004, we issued 369,331 shares of our unregistered common stock to a third party upon conversion of $375,000 promissory note. See
      Note 7, "Management's Plans for Raising Additional Capital" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      During the three months ended June 30, 2004 the Company issued 1,584,211 shares of our common stock in connection with a private placement of shares of common stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 30, 2004, we issued a $4 million secured convertible term note, a $4 million convertible secured convertible revolving note and a $1 million secured minimum borrowing note, to Laurus Master Fund, Ltd. for an aggregate purchase price of $9 million. As part of the transaction, Laurus was also issued ten-year warrants to purchase 1,380,000 shares of our common stock at prices ranging from $1.56 to $2.29 per share. Amounts outstanding under the term note are convertible into common stock at Laurus's option at a conversion price initially equal to $1.25 per share. In addition, subject to (i) having an effective registration statement with respect to the shares of common stock underlying the term note, and
      (ii) limitations based on trading volume of the common stock, scheduled principal and interest payments under the term note will be made in shares of common stock valued at the conversion price. Amounts outstanding under the revolving and minimum borrowing notes are convertible to common stock at Laurus's option at a conversion price initially equal to $1.31 per share. The conversion prices under the notes are subject to equitable adjustment for stock splits, stock dividends and similar events, and "weighted average" adjustment for future stock issuances (other than stock issuances in specifically excepted transactions). The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 30, 2004, we issued 57,252 shares of our unregistered common stock to a placement agent in connection Laurus funding transaction. See Note 9, "Notes Payable/Credit Facility" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      We have issued options to purchase shares of our common stock from time to time under our 1993 Stock Option Plan, our 2004 Stock Option Plan and our 1996 Non-Employee Director Stock Option. The exercise prices of such options are equivalent to the fair market value of our common stock on the respective grant dates. Such stock option grants, and the issuance of shares of stock upon exercise of such options, are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      (e)   Purchases of Equity Securities
                                                                                                       (d) Maximum
                                                                               (c) Total Number         Number (or
                                                                                   of Shares        Approximate Dollar
                                                                               Purchased as Part     Value) of Shares
                                           (a) Total Number    (b) Average        of Publicly         that May Yet Be
                                              of Shares         Price Paid         Announced        Purchased Under the
      Period                                  Purchased         per Share      Plans or Programs     Plans or Programs
      ------                                  ---------         ---------      -----------------     -----------------

      Month #1:
      April 1 through April 30, 2004                0                N/A               0                    N/A
      Month #2:
      May 1 through May 31, 2004                36,717(1)        $1.2051               0                    N/A
      Month #3:
      June 1through June 30, 2004                   0                N/A               0                    N/A

      ----------
      (1) On May 11, 2004 one of our officers sold 36,717 shares of common stock valued at $44,249 back to us in settlement of all amounts due to us under a January 1999 promissory note. See We subsequently cancelled these shares, which reduced our total shares issued and outstanding. See Note 5, "Notes Receivable, Officers" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company conducted an Annual Meeting of Stockholders on April 21, 2004. The matters considered at the meeting were the election of five members of the Board of Directors and ratification of a proposal for the selection of the firm of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending September 30, 2004.

      The results of each vote was as follows:

                                                               For          Against      Abstain
                                                            ----------     ---------    ----------
      Vote 1 - Election of the Board of Directors
        Maurice E. Needham............................      15,166,376       91,482        N/A
        Robert H. Davis...............................      15,166,376       91,482        N/A
        Lew Boyd......................................      15,166,376       91,482        N/A
        Dr. Allen Kahn................................      15,166,376       91,482        N/A
        Lyle Jensen...................................      15,166,376       91,482        N/A

      Vote 2 - Proposal to ratify the selection of
        Wolf & Company, P.C. as our independent
        registered public accounting for the fiscal
        year ending September 30, 2004................      15,211,478       33,570      12,810

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

             4.1 (1)     2004 Stock Option Plan.
             4.2 (2)     Securities Purchase Agreement, dated June 30, 2004,
                         by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.
             4.3 (2)     Security Agreement, dated June 30, 2004, by and
                         among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.
             4.4 (2)     Master Security Agreement, dated June 30, 2004, by
                         and among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master
                         Fund, Ltd.
             4.5 (2)     Secured Convertible Minimum Borrowing Note, dated
                         June 30, 2004, made by GreenMan Technologies, Inc.
                         to Laurus Master Fund, Ltd.
             4.6 (2)     Secured Revolving Note, dated June 30, 2004, made
                         by GreenMan Technologies, Inc. to Laurus Master
                         Fund, Ltd.
             4.7 (2)     Secured Convertible Term Note, dated June 30, 2004,
                         made by GreenMan Technologies, Inc. to Laurus
                         Master Fund, Ltd.
             4.8 (2)     Common Stock Purchase Warrant, dated June 30, 2004,
                         issued to Laurus Master Fund, Ltd.
             4.9 (2)     Common Stock Purchase Warrant, dated June 30, 2004,
                         issued to Laurus Master Fund, Ltd.
            4.10 (2)     Term Note Registration Rights Agreement, dated June
                         30, 2004, by and between GreenMan Technologies,
                         Inc. and Laurus Master Fund, Ltd.
            4.11 (2)     Minimum Borrowing Note Registration Rights
                         Agreement, dated June 30, 2004, by and between GreenMan Technologies, Inc. and Laurus Master Fund,
                         Ltd.
            4.12 (2)     Subsidiary Guarantee, dated June 30, 2004, by and
                         among GreenMan Technologies of Minnesota, Inc.,
                         GreenMan Technologies of Georgia, Inc., GreenMan
                         Technologies of Iowa, Inc., GreenMan Technologies of Tennessee, Inc., GreenMan Technologies of
                         Wisconsin, Inc. and GreenMan Technologies of
                         California, Inc., in favor of Laurus Master Fund,
                         Ltd.
            4.13 (2)     Stock Pledge Agreement, dated June 30, 2004, by and
                         among GreenMan Technologies, Inc. and Laurus Master
                         Fund, Ltd.
            4.14 (2)     Subordination Agreement, dated June 30, 2004, by
                         and among Barbara Morey, Joyce Ritterhauss, Allen
                         Kahn, Robert Davis and Nancy Davis, in favor of
                         Laurus Master Fund, Ltd.
            4.15 (2)     Escrow Agreement dated June 30, 2004 among GreenMan
                         Technologies, Inc., Laurus Master Fund, Ltd., and
                         Loeb & Loeb LLP, as Escrow Agent
            31.1 (1)     Certification of Chief Executive Officer pursuant
                         to Rule 13a-14(a) or Rule 15d-14(a)
            31.2 (1)     Exhibit 31.2 Certification of Chief Financial
                         Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
            32.1 (1)     Certification of Chief Executive Officer under 18
                         U.S.C Section 1350
            32.2 (1)     Certification of Chief Financial Officer under 18
                         U.S.C Section 1350

            (1)   Filed herewith.

            (2) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 (Commission File Number 333-117819) and incorporated herein by reference.

      (b)   Reports on Form 8-K

            A Current Report on Form 8-K was filed on July 7, 2004, covering
            Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant). Our press release dated July 6, 2004 was included as an exhibit under Item 7.

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