Form 10QSB/A
period 2004-06-30
GREENMAN TECHNOLOGIES INC
filed 2004-08-17
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                 Amendment No. 1

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

      The Consolidated Statements of Cash Flows reflect events in 2004 and 2003 as they affect our liquidity. During the nine months ended June 30, 2004, net cash used for operating activities was $195,753 which reflects a net loss of $1,811,315, a $831,112 increase in product inventory and a $375,118 increase in accounts receivable, which is typical as we enter our seasonally strongest fiscal fourth quarter and increased prepaid expenses and parts inventories and a net loss from operations. Positively impacting cash flows for the nine months ended June 30, 2004 was depreciation of $1,650,479, amortization, and the receipt of $922,092 of insurance proceeds. During the nine months ended June 30, 2003, net cash provided by operating activities was $1,537,977. Cash flows during this period were positively impacted by depreciation, amortization, a $797,145 decrease in accounts receivable and an increase in accounts payable and accrued expenses of $1,479,633 in the aggregate which offset a $314,658 increase in product inventory.

      Net cash provided by investing activities was $455,116 for the nine months ended June 30, 2004 reflecting the $1,444,580 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $807,469 of property and equipment. The net cash used by investing activities for the nine months ended June 30, 2003 was $2,186,267 reflecting significant investments made for the purchase of property and equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash provided by financing activities was $1,979,873 during the nine months ended June 30, 2004 and was positively impacted by the new Laurus Credit Facility and the completion of the April 2004 private placement of investment units which collectively generated approximately $6,833,000 of new cash flow before expenses. These increases were offset by repayment of notes payable of $4,213,803, including approximately $3,800,000 associated with the payoff of our Minnesota real estate loan, WAMCO Credit Facility and Cryopolymers Leasing note payable. Positively affecting cash flows from financing activities for both periods were proceeds from the issuance of notes payable to unrelated and related parties.

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