Form 10QSB/A
period 2004-06-30
GREENMAN TECHNOLOGIES INC
filed 2004-10-04
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 2
                                   Form 10-QSB

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

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page
                                                                            ----

Item 1.      Financial Statements (*)

             Unaudited Consolidated Balance Sheets as of June 30, 2004 and
             September 30, 2003                                                3

             Unaudited Consolidated Statements of Operations for the
             three and nine months ended June 30, 2004 and 2003                4

             Unaudited Consolidated Statement of Changes in
             Stockholders' Equity for the nine months ended June 30, 2004      5

             Unaudited Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2004 and 2003                               6

             Notes to Unaudited Consolidated Financial Statements           7-16

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     17-27

Item 3.      Controls and Procedures                                          27

                           PART II - OTHER INFORMATION

Item 2.      Changes in Securities                                         28-29

Item 4.      Submission of Matters to a Vote of Security Holders              29

Item 6.      Exhibits and Reports on Form 8-K                              30-31

             Signatures                                                       32

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

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2004

                                                                                                            Notes
                                                                             Additional                   Receivable
                                                       Common Stock           Paid In       Accumulated    Common
                                                  Shares          Amount      Capital         Deficit       Stock         Total
                                               -----------    ---------    ------------    ------------    --------    -----------
Balance, September 30, 2003 ................    16,061,939    $ 160,619    $ 28,778,002    $(25,914,673)   $(45,000)   $ 2,978,948
Beneficial conversion discount on
  convertible notes payable ................            --           --         218,226              --          --        218,226
Common stock issued upon exercise of
  options and warrants .....................       252,666        2,526         147,909              --          --        150,435
Common stock issued upon conversion of
  notes payable and accrued interest .......     1,093,612       10,936         926,128              --          --        937,064
Repayment of notes receivable, common
  stock and accrued interest ...............       (36,717)        (367)        (43,881)             --      45,000            752
Common stock issued in connection with
  lease buyout .............................        50,000          500          43,500              --          --         44,000
Sale of common stock and warrants ..........     1,594,211       15,942       1,525,111              --          --      1,541,053
Common stock and warrants issued for
  investment banking services rendered .....        57,252          573         103,267              --          --        103,840
Warrants issued with convertible debt ......            --           --         119,892              --          --        119,892
Net loss for the nine months ended
  June 30, 2004 ............................            --           --              --      (1,811,315)         --     (1,811,315)
                                               -----------    ---------    ------------    ------------    --------    -----------
Balance, June 30, 2004 .....................    19,072,963    $ 190,729    $ 31,818,154    $(27,725,988)   $     --    $ 4,282,895
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

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer repaid his then outstanding balance of $24,000 in full settlement of all amounts due under his note. On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

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

      In connection with the Line of Credit, we issued Laurus a warrant to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29. The warrant, valued at $82,731, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

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

      In connection with the Term Note, we issued Laurus a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. The warrant, valued at $37,161, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

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

      We incurred investment banking costs amounting to $559,000, including $455,000 in cash and $103,840 in the form of 57,252 shares of our unregistered common stock valued at $75,000 and warrants to purchase up to 270,000 shares of our common stock valued at $28,840. The warrants are immediately exercisable, have a term of five years and have exercise prices ranging from $1.64 to $2.29.

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

13. Income Taxes

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

      During the past twelve months we have implemented several initiatives which will allow us to increase our overall revenue with no further capital investment. We are currently selling product into several new, higher-value markets. In response to growing crumb rubber demand, we have doubled the crumb rubber processing capacity at our California facility. The implementation of our waste wire processing equipment in Iowa and Minnesota during fiscal 2003 has reduced our residual disposal costs and provided for increased revenue through the sale of the steel by-product and premium prices paid for crumb rubber feedstock. In addition, on-going efforts to reduce selling, general and administrative costs have resulted in an almost $800,000 reduction in these costs during the nine months ended June 30, 2004.

      As noted previously, on June 30, 2004, we completed a $9 million financing with Laurus and have earmarked over $1 million for full implementation of our new high-volume tire processing facility in Tennessee. We anticipate the facility to be operational during the second quarter of fiscal 2005 thus eliminating over $80,000 per month of excess transportation costs necessitated by transporting tires to our Georgia location for processing. In addition, our Georgia waste wire processing equipment which was damaged by a fire in March 2003 is scheduled to be on-line in October 2004. Based on historical results and current Iowa and Minnesota performance of similar equipment, we anticipate our performance will be enhanced by almost $300,000 per quarter in the form of new product revenue and reduced disposal expenses in Georgia.

      In light of the nature and character of losses sustained during the prior eighteen months and the performance enhancing initiatives described above, we have evaluated the realizability of the deferred tax asset and concluded that based on projected net income in future years, it is more likely than not, this deferred asset will be realized through utilization of net operating loss carryforwards in the future. The remaining net operating loss carry forwards and other components of the net deferred tax asset continue to have a full valuation allowance. We will evaluate the realizability of these deferred tax assets each quarter.

14. Subsequent Event

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

      During the three months ended June 30, 2004 the Company issued 1,594,211 shares of our common stock and warrants to purchase 797,105 shares of our common stock at prices ranging from $1.56 to $2.06 per share in connection with a private placement of shares of common stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to
      Section 4(2) of the Securities Act.

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