Form 10KSB
period 2004-09-30
GREENMAN TECHNOLOGIES INC
filed 2005-01-13
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended September 30, 2004

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

                                    Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended September 30, 2004 were $30,777,182.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing bid prices of such stock, as of January 3, 2005 was $17,963,201.

As of January 3, 2005, 19,200,352 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                     Part 1

Item 1. Description of Business

General

      GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Alabama, Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

Recent Developments

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 was written off and we incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003, we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and received all remaining amounts due under this insurance claim. We recognized $112,082 of casualty income associated with the insurance settlement net of related costs in December 2003, and $431,594 in fiscal 2003. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of the fire. In November 2004, all previously damaged equipment was re-installed and became operational.

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an officer for $1,400,000, realizing a gain of $437,337 which will be amortized into income over a 12 year period. Simultaneous with the sale, we entered into an agreement to lease property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease.

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

      In April 2004, our Wisconsin subsidiary reached agreement with the lessor of certain processing equipment to buy-out the remaining term of the lease. The lessor agreed to accept several pieces of idle equipment, 50,000 unregistered shares of our common stock, and cash, valued in the aggregate at approximately $180,000, in full settlement of our capital lease obligation with a carrying value of approximately $192,000 at March 31, 2004. We realized a gain of approximately $12,000 in connection with this transaction.

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan.

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. ("ATD") a southern California based company in the business of collecting and marketing scrap tires for approximately $172,000 in assumed liabilities, forgiveness of trade payables due to us and cash. We have consolidated ATD's business into our existing California operations.

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

      o as an effective substitute for crushed stone in civil engineering applications such as road beds, landfill construction or septic field construction; or

      o as crumb rubber (rubber granules) and used for playground and athletic surfaces, running tracks, landscaping/groundcover applications and bullet containment systems.

      In some states where we have disposal contracts with cement kilns, our whole tire operations are paid a fee by existing tire collectors to dispose of whole tires at our location. We pay the cement kilns a fee to accept the whole tires which they then use as an alternative fuel source to coal, while also providing a source of iron oxide which is required in the cement making process.

Manufacturing/Processing

      Our tire shredding operations currently have the capacity to process about 40 million passenger tire equivalents annually. We collected over 30.6 million passenger tire equivalents in the fiscal year ended September 30, 2004, compared to approximately 28.6 million passenger tire equivalents during the year ended September 30, 2003. We anticipate processing over 32 million passenger tire equivalents in fiscal 2005, based on current processing volumes.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip." This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel ("waste wire"), which we have historically disposed of at costs exceeding $1 million annually. To minimize this disposal cost, we have installed secondary equipment at our Georgia, Iowa, and Minnesota facilities which further processes the waste wire residual into saleable components of rubber and steel which not only has reduced residual disposal costs, but also provides new sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets.

      The secondary equipment located at our Georgia facility was damaged in a March 2003 fire. The equipment was returned to operative status during November 2004.

Raw Materials

      We believe we will have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the Rubber Manufacturers Association, in 2003 approximately 290 million passenger tire equivalents (approximately one per person per year) were discarded in the United States ("current generation scrap tires") in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. The Rubber Manufacturers Association estimates that a total of approximately 233 million passenger tire equivalents are currently recycled, of which approximately 130 million are burned as tire-derived fuel; 55 million are used in civil engineering applications; and 48 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 57 million remaining passenger tire equivalents are now added to landfills annually. Based on this and other data, there appears to be an abundant supply of tires to meet our growth plans.

Customers

      Our tire recycling operations have a diversified collection and product sales program that minimizes our vulnerability to the loss of any one customer. For the fiscal years ended September 30, 2004 and 2003, no one customer accounted for more than 10% of our consolidated net sales. Our diverse base of customers includes Bridgestone/Firestone, Cooper, Continental, Goodyear, Michelin, many local and regional tire outlets and state and local governments. We do not believe that the loss of any individual customer would have a material adverse effect on our business.

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

      We compete in a highly fragmented and decentralized market in which many of our competitors are small and undercapitalized. Consequently, we believe there is an opportunity for industry consolidation and certain strategic value-added vertical integration. Our strategy is to continue to increase the number of passenger tire equivalents that we processes through aggressive sales and marketing efforts as well as through selective acquisitions of smaller competitors, while continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

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

Employees

      As of September 30, 2004, we had approximately 190 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 2. Description of Properties

      Our Minnesota subsidiary leases two industrial buildings and an office building in Savage, Minnesota, located on approximately 8 acres of land zoned for industrial use. In March 2004, this subsidiary sold that property to an entity co-owned by one of our employees for $1,400,000. Simultaneously with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The lease provides for two additional 4-year extensions. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      In April 2001, our Georgia subsidiary sold all of its land and buildings located in Jackson, Georgia to a third party. Simultaneous with the sale, the subsidiary executed a twenty-year lease with the same third party for use of that property at a monthly rental of $17,642. The lease can be renewed for an additional four, five-year periods and provides us an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. In December 2002, the lease was assigned to Mart Management, an unrelated third party. In September 30, 2003, Mart Management loaned us $100,000 under a twelve month unsecured note payable bearing interest quarterly at 12% per annum. In April 2004, Mart Management agreed to invest the $100,000 principal balance due under the note and accrued interest of $7,300 into a private placement of our securities. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      Our Iowa subsidiary leases a facility located on approximately four acres of land under a ten-year lease commencing in April 2003 from Maust Asset Management Company, LLC, a company co-owned by one of our employees. Under the terms of the lease, monthly rental payments of $8,250 are required for the first five years increasing to $9,000 per month for the remaining five years. The lease also provides us with a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

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

      We lease approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $5,070 under a five-year lease that expires in May 2008. In June 2004, we amended this lease to include an additional 1,125 square feet of office space for additional monthly rent of $1,500.

      We believe these facilities are adequate for our current needs and have adequate space to accommodate expansion if required to meet ongoing growth.

Item 3. Legal Proceedings

      We were not a party to any pending legal proceedings as of September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2004.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer's Purchases of Equity Securities

      Our common stock began trading on the American Stock Exchange on September 20, 2002 under the symbol of "GRN." Prior to that time, our common stock had traded on the Over the Counter Bulletin Board under the symbol "GMTI." The following table sets forth the high and low bid quotations for our common stock for the periods indicated on the American Stock Exchange.

                                                  Common Stock
                                             ---------------------
                                               High           Low
                                               ----           ---
Fiscal 2003
-----------
Quarter Ended December 31, 2002 ........     $ 2.40        $ 1.90
Quarter Ended March 31, 2003 ...........       2.15          1.86
Quarter Ended  June 30, 2003 ...........       1.92          1.31
Quarter Ended September 30, 2003 .......       1.92          1.57

Fiscal 2004
-----------
Quarter Ended December 31, 2003 ........      $1.80          $1.25
Quarter Ended March 31, 2004 ...........       1.60           1.07
Quarter Ended  June 30, 2004 ...........       1.40           1.01
Quarter Ending September 30, 2004 ......       1.54           1.14

      On January 3, 2005, the closing price of our common stock was $1.55 per share.

      As of September 30, 2004, we estimate the approximate number of stockholders of record of our common stock to be 2,600. This number excludes individual stockholders holding stock under nominee security position listings.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future. In addition, our agreements with Laurus Master Fund, Ltd. prohibit the payment of cash dividends.

      See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Additional Steps to Increase Liquidity, for descriptions of certain shares of capital stock sold under an offering completed during the fiscal year ended September 30, 2004 and "Refinancing of Our Credit Facility" for a description of certain convertible promissory notes and warrants issued to Laurus. These notes and warrants were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year ended September 30, 2004 Compared to Fiscal Year ended September 30, 2003

      Net sales for the fiscal year ended September 30, 2004 were $30,777,182, a 4% increase, compared to last year's net sales of $29,679,992, which included approximately $1,357,000 of net sales associated with our majority owned joint venture which was divested on April 1, 2003 and two kiln relationships terminated during fiscal 2003. We processed approximately 30.6 million passenger tire equivalents during the fiscal year ended September 30, 2004, compared to approximately 28.6 million passenger tire equivalents during the fiscal year ended September 30, 2003.

      Overall end product sales increased approximately $963,000 to $8,540,000 during the fiscal year ended September 30, 2004, compared to $7,577,000 for the same period last year, despite our Georgia waste wire processing equipment being off-line since April 2003. The 13% increase in end product sales is attributable to implementation of our waste wire processing equipment in the Midwest during the second half of fiscal 2003 and stronger crumb rubber and tire-derived fuel sales during the fiscal year ended September 30, 2004. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales, which partially offset a 6.2% reduction in tipping fees per passenger tire equivalent resulting from lower tipping fees in certain markets.

      Gross profit for the fiscal year ended September 30, 2004 was $3,716,536 or 12% of net sales, compared to $3,977,981 or 13% of net sales for year ended September 30, 2003. The gross profit for the year ended September 30, 2004 reflects the fact that we continue to absorb an estimated $2,000,000 of excess transportation and disposal costs and reduced end product revenue resulting from the delayed implementation of our Tennessee facility and Georgia waste wire equipment. The gross profit for the fiscal year ended September 30, 2003 reflects approximately $800,000 of excess transportation costs resulting from the delayed implementation of our Tennessee facility and approximately $500,000 of excess disposal costs and reduced end product revenue, net of business interruption insurance reimbursement as a result of the Georgia waste wire equipment fire in March 2003. The results for fiscal 2003 also include (1) approximately $400,000 of operating inefficiencies associated with the transition of our Wisconsin operations from a size reduction facility to a whole tire transfer station which was completed during the first quarter of fiscal 2004; (2) approximately $150,000 relating to costs specifically associated with operational disruptions and increased transportation costs incurred during the shredding equipment upgrade at our Iowa subsidiary which was completed in February 2003; (3) over $125,000 in lost profitability due to boiler problems experienced at two large tire-derived fuel customers (which were corrected in June 2003); and (4) approximately $250,000 relating to losses associated with a kiln relationship terminated on December 31, 2002 and the attempted commercialization of our roofing shingle project.

      Selling, general and administrative expenses for the fiscal year ended September 30, 2004 decreased $755,007 to $4,679,263 or 15% of net sales, compared to $5,434,270 or 18% of net sales for the fiscal year ended September 30, 2003. The reduction is due to a focused effort to reduce corporate wide expenses and the elimination of expenses associated with our majority owned joint venture which was divested in April 2003.

      In February 2003, we decided to reconfigure our Wisconsin operations from a low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln continues consuming a majority of the scrap tires collected by our Wisconsin facility. In addition, in order to meet increased demand in the Midwest and Southeast for smaller and more lucrative tire-derived fuel material, several new pieces of shredding and screening equipment were installed at our Georgia and Minnesota facilities during the second half of fiscal 2003. As a result of these decisions, we determined that certain equipment was no longer necessary or that the net book value of certain identified assets exceeded the estimated fair market value and, accordingly we recorded a non-cash impairment loss of $261,278 during the fiscal year ended September 30, 2003. The available equipment has either been utilized at our other locations or sold.

      As a result of the foregoing, our operating loss for the fiscal year ended September 30, 2004 decreased 44% or $754,840 to $962,727, compared to an operating loss of $1,717,567 for the fiscal year ended September 30, 2003.

      Interest and financing costs for the fiscal year ended September 30, 2004 increased $473,332 to $1,859,416, compared to $1,386,084 for the fiscal year ended September 30, 2003. The increase was primarily attributable to the inclusion of approximately $407,000 of deferred financing costs associated with our fiscal 2004 financing efforts.

      In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2004 we also recorded other income of approximately $90,000 relating to a settlement for damaged product.

      As a result of the foregoing, our net loss for the fiscal year ended September 30, 2004 decreased $247,902 or 9% to $2,644,641 or $.15 per basic share, compared to a net loss of $2,892,543 or $.18 per basic share for the fiscal year ended September 30, 2003.

Liquidity and Capital Resources

      As of September 30, 2004, we had $509,787 in cash and cash equivalents and a working capital deficiency of $3,522,130. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, and re-establishing continued profitability from operations will be critical to our future liquidity.

      The Consolidated Statements of Cash Flows reflect events in 2004 and 2003 as they affect our liquidity. During the fiscal year ended September 30, 2004, net cash used for operating activities was $1,493,061 which reflects a net loss of $2,644,641, a $555,420 increase in product inventory as a result of increased processing capacity and weather related delays in shipping mid-west product; a $1,015,500 increase in accounts receivable; and increased prepaid expenses and parts inventories. Positively impacting cash flows for the fiscal year ended September 30, 2004 was depreciation and amortization of $2,680,114, and the receipt of $932,045 of insurance proceeds. During the fiscal year ended September 30, 2003, net cash provided by operating activities was $1,961,768. Cash flows during this period were positively impacted by depreciation and amortization of $2,271,830, a $704,100 decrease in accounts receivable and an increase in accounts payable and accrued expenses of $1,954,914 in the aggregate.

      Net cash used for investing activities was $414,116 for the fiscal year ended September 30, 2004 reflecting the $1,444,580 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $1,649,264 of property and equipment. The net cash used by investing activities for the fiscal year ended September 30, 2003 was $2,522,496 reflecting significant investments made for the purchase of property and equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash provided by financing activities was $1,426,219 during the fiscal year ended September 30, 2004 and was positively impacted by the new Laurus credit facility and the completion of the April 2004 private placement of investment units which collectively generated approximately $6,833,000 of new cash flow before expenses. These increases were offset by repayment of notes payable of $4,726,894, including approximately $3,800,000 associated with the payoff of our Minnesota real estate loan, WAMCO credit facility and Cryopolymers Leasing note payable. Positively affecting cash flows from financing activities for both periods were proceeds from the issuance of notes payable to unrelated and related parties.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $3,522,130 at September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

      Despite these challenges during the past fifteen months, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations which will allow us to increase our overall revenue with no further capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during the current year despite the fact our Georgia waste wire processing equipment has been inoperable since April 2003. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets and as of September 30, 2004 our efforts have resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the first quarter of fiscal 2004. Additionally, management continues to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

      We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis. and have implemented and/or are in the process of implementing the following actions:

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

      On June 30, 2004, however, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our existing credit facility with WAMCO and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank.

      The line of credit has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (5.75% at September 30, 2004), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1 million of borrowings under the line of credit into our common stock at a price of $1.31 (a 10% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004). The conversion price for each subsequent $1 million of borrowings will be adjusted upward so that the conversion price will always reflect a 10% premium over the 22-day trailing average closing price computed on each $1 million increment. The amount we may borrow at any time under the line of credit is limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. The line of credit requires us to maintain a minimum borrowing of $1,000,000.

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

      The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (5.75 % at September 30, 2004), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal will be amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Laurus has the option to convert some or all of the principal and interest payments into common stock at a fixed conversion price of $1.25 reflecting a 5% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price.

      In connection with the term note, we issued Laurus a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. The warrant, valued at $37,161, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      Net proceeds received from issuance of the term note amounted to $3,788,950 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $64,000 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $248,200. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense along with the debt discount over the three-year term of the note or ratably upon any partial conversion.

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

      Total debt issuance costs incurred in connection with securing the Laurus credit facility amounted to approximately $661,000 which have been recorded as deferred financing costs to be amortized to interest expense over the three year term. Additionally, a management fee amounting to $315,000 was paid to Laurus from the closing proceeds, and was recorded as a debt discount to be amortized to interest expense over the three year term.

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

      Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock;
(vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (ix) payments of any dividends either in cash or stock and
(x) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default.

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

      In April 2004, we commenced a private offering of investment units to accredited investors, each unit consisting of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. As of June 30, 2004, when the offering terminated, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to re-establish our Georgia waste wire processing capacity and for general working capital purposes during the seasonally slower portion of our fiscal year.

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June, 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. At September 30, 2004, the remaining balance on these advances amounted to $699,320. (See "Item 12. Certain Relationships and Related Transactions - Loans; Personal Guarantees.")

      Repurchase of Class B Convertible Preferred Stock

      On February 14, 2002, we repurchased and retired all of the Class B convertible Preferred Stock held by Republic Services of Georgia, Limited Partnership (as successor to United Waste Services, Inc.) for a $1,500,000 promissory note bearing interest at 10% and due in February 2007 and 100,000 shares of common stock valued at $1.60 per share on the date of issuance.

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

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. We have previously purchased secondary equipment for our Georgia (damaged in the March 2003 fire; reestablished in November 2004), Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also significantly reduced our residual disposal costs.

      During the fourth quarter of fiscal 2002, we initiated a $1.5 million equipment upgrade to our Des Moines, Iowa tire processing facility. We completely replaced all tire shredders with more efficient, higher volume equipment and installed a waste wire processing equipment line that reduced waste wire disposal costs while increasing our production capacity to over 20 million pounds of rubber feedstock per year for our internal crumb rubber operations. From July through December 2002, we experienced inevitable one-time operational disruptions during the equipment installation. Additionally, we incurred increased transportation costs because a significant portion of Iowa tires were diverted to our Minnesota plant for processing during the upgrade. These disruptive factors negatively impacted earnings in the first quarter of fiscal 2003 by approximately $150,000. Additionally, we believe that these actions position us to better meet the growing market demand for our products and services as evidenced by the fact that Iowa crumb product shipments have increased almost three-fold during the fiscal year ended September 30, 2003, compared to the same period in fiscal 2002. The capital investment in Iowa was funded by a combination of internal cash flow and long-term debt provided by First American Bank of Des Moines, Iowa and the State of Iowa.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs of $95,000 during the quarter. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of the March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational.

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

   Effects of Inflation and Changing Prices

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we are adversely affected by significant increases in the cost of fuel; however, such increases also create additional market demand for our tire-derived fuel products. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates would have a negative effect on our performance.

Other Matters That Have Impacted Our Liquidity

   New Market Development Initiatives.

      The July 2002 acquisition of a scrap tire business in Azusa, California marked our first location in the western portion of the United States. We have devoted significant resources during the past twenty four months to expand and enhance our California market position in order to provide a solid foundation for future growth and sustainable profitability.

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. ("ATD") a southern California based company in the business of collecting and marketing approximately 1 million scrap tires for approximately $172,000 in assumed liabilities, forgiveness of trade payables due to us and cash. We have consolidated ATD's business into our existing California operations

      In February 2003, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. Historically, we transported all Tennessee-sourced tires to our Georgia facility to be processed. We anticipated that a majority of the funding to implement this initiative would come from our principal lender, which unfortunately was closed by the Commissioner of Financial Institutions of the State of California in February 2003, shortly after we received verbal approval to move forward. In July 2003, our Tennessee facility began processing local tires on a limited basis using excess and idle equipment from various other locations. We initially earmarked approximately $1 million of proceeds from the Laurus credit facility to purchase equipment necessary for our Tennessee facility.

      In August 2004, we executed a non-binding letter of intent and escrow agreement in connection with a potential business acquisition. Pursuant to the escrow agreement, we have made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by the third party. The leases were executed in January 2005 and provide for aggregate monthly payments of $25,300 per month over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of the third party if predetermined financial performance criteria are met by the third party during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to the third party. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, the third party shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. We have also agreed to use the $350,000 held in escrow to prepare and move the leased equipment for our use. The $350,000 escrow deposit is included in other long term assets.

      Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. We are currently evaluating several alternatives which will allow us to commence operations in Tennessee during the second quarter of fiscal 2005. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month.

      Also in February 2003, we decided to reconfigure the operations of our Wisconsin facility from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The decision was made because the cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. As of September 30, 2004, our on-going efforts to increase tire volume and reduce expenses in Wisconsin have resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the first quarter of fiscal 2004.

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

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 11 to the Consolidated Financial Statements contained herein.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past eight consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

      We have experienced eight consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

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

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire, which resulted in increased disposal costs and reduced product revenue in Georgia. These conditions continued into November 2004 when the re-installation was completed and the machinery was returned to operative status.

We may not realize the anticipated benefits associated with the establishment of our Tennessee operations.

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. Historically, we have transported all Tennessee-sourced tires to our Georgia facility for processing. In July 2003, we began processing tires on a limited basis in Tennessee utilizing excess and idle equipment from various GreenMan subsidiaries. Until we are successful in purchasing the appropriate high-volume shredding and ancillary equipment for our Tennessee facility, we will continue to incur excess transportation costs necessitated by transporting Tennessee-sourced tires to Georgia instead of processing them locally. We initially earmarked approximately $1 million of proceeds from the Laurus credit facility to purchase necessary for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith" deposit with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party to lease certain pieces of tire processing equipment which will be utilized in Tennessee and agreed to apply the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. We are currently evaluating several alternatives which will allow us to commence operations in Tennessee during the second quarter of fiscal 2005. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month. No assurance can be given, however, that we will be able to open this facility in a timely manner.

We may not realize the anticipated benefits associated with the reconfiguration of our Wisconsin operations.

      In February 2003, we decided to reconfigure the operations of our low-volume Wisconsin size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The cement kiln consumes a majority of the scrap tires collected by the Wisconsin facility. As of September 30, 2004, our on-going efforts to increase tire volume and reduce expenses in Wisconsin have resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the first quarter of fiscal 2004. We do not have a long-term supply contract with the cement kiln and there can be no assurance that we will realize the anticipated benefits associated with the reconfiguration of these operations.

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

      As of September 30, 2004, we have options and warrants to purchase approximately 6,986,359 shares of common stock outstanding in addition to approximately $6,000,000 of convertible promissory notes. The principal amounts of these notes are convertible into approximately 4,727,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. Approximately 11,000,000 shares of our common stock are eligible for sale in the public market. This represents approximately 58 percent of our outstanding shares of common stock. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 39 percent of our outstanding common stock as of September 30, 2004. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

      We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, our agreements with Laurus prohibit the payment of cash or stock dividends. As a result, capital appreciation, if any, of our common stock will be shareholders' sole source of gain for the foreseeable future.

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

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have any impact on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission, ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB No. 101 that had been codified in SEC Topic No. 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact our consolidated financial statements.

      In December 2003, the FASB issued FASB interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity in investments with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

      SFAS No. 151, Inventory Costs -- An Amendment of ARB No. 43, Chapter 4 - This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material or spoilage. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred. SFAS No. 151 requires that these costs be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adaption of this statement did not have any material impact on our financial position.

      SFAS No. 123R, Share Based Payment - An Amendment to SFAS Nos. 123 and 95
- This standard includes the following changes to current accounting for share based payments:

      o All companies would be required to recognize compensation expense for share-based payment arrangements including stock options.

      o All companies must recognize the expense in operations and cannot bury the effects in the financial statement footnotes as currently allowed. The cost would be recognized over the requisite service period (generally the vesting period).

      o All companies would be required to estimate how many options will actually vest. The ability under the current rules to assume 100% vesting and record forfeitures as they occur will not be permitted.

      o The ED still requires public companies (including Small Business filers) to value employee stock awards at fair value on the date of grant. However, the ED prefers a "lattice model" in lieu of what most companies use today, the Black-Scholes model, a "closed-form model."

      o Private companies would be required to follow either (a) the fair value method at grant date consistent with public company accounting, or (b) the intrinsic value method (the excess, if any, of the fair value of the stock over the exercise price) at each reporting date until the option is settled or exercised. The so-called "minimum value" method (essentially a simplified version of the Black-Scholes model) currently permitted would no longer be an acceptable valuation model.

      o Stock option awards with graded vesting would be treated as separate awards for each vesting date. The ability to treat such awards as a single award, as currently permitted, would longer be allowed. This would lead to more expense up-front and less in later years.

This standard is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005.

      EITF Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination - When two parties that have a pre-existing contractual relationship enter into a business combination, questions arise related to the accounting for this contractual relationship upon consummation of the business combination. The issues are: (1) whether a consummated business combination should be evaluated to determine if a pre-existing contractual relationship between the two parties involved in the business combination has been settled as a result of that business combination, thereby requiring that pre-existing contractual relationship to be accounted for separate from the business combination, (2) if the pre-existing contractual relationship is determined to be settled and is accounted for separately, how should the settlement amount be recognized and measured, and (3) how an acquired entity's intangible asset that arose prior to the business combination in connection with its contractual right to use the acquirer's existing intangible assets (recognized or unrecognized) should be treated for accounting purposes by the acquirer. Consensus was reached at the September 29-30, 2004 meeting and was ratified by the FASB at the October 13, 2004 meeting.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-26 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 8A. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 9. Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

       Name                           Age             Position
       ----                           ---             --------
       Maurice E. Needham .......     64     Chairman of the Board of Directors
       Robert H. Davis ..........     62     Chief Executive Officer; President;
                                             Director
       Charles E. Coppa .........     41     Chief Financial Officer; Treasurer;
                                             Secretary
       Dr. Allen Kahn............     83     Director
       Lew F. Boyd ..............     58     Director
       Lyle Jensen...............     53     Director

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

      We have established an Audit Committee consisting of Messrs. Jensen (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and Jensen. Our Board of Directors has determined that Mr. Jensen is an "audit committee financial expert" within the meaning given that term by Item 401(e) of Regulation S-B and that Mr. Jensen is "independent" within the meaning given to that term by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Code of Ethics

      On May 28, 2004, we adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of ethics on our corporate website, www.greenman.biz.

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2004, 2003 and 2002, to our Chief Executive Officer, former Vice President of Operations and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                         Long-Term
                                                      -------------------                       Compensation
                                                                                 Other           Securities
Name and                                                                         Annual           Underlying       All Other
Principal Position                     Fiscal Year    Salary       Bonus      Compensation (1)    Options (2)    Compensation
------------------                     -----------    ------       -----      ----------------    -----------    ------------

Robert H. Davis ....................     2004        $230,000     $     --        $ 21,468              --        $     --
Chief Executive Officer                  2003         230,000           --          19,900              --              --
                                         2002         230,000       23,000          16,817           7,500              --

Mark T. Maust ......................     2004        $140,000     $ 56,000        $ 22,598              --        $     --
Vice President (3)                       2003         140,000           --          18,908              --              --
                                         2002         140,000       70,000          17,278           7,500              --

Charles E. Coppa ...................     2004        $130,000     $     --        $ 22,906          60,000        $     --
Chief Financial Officer                  2003         130,000           --           9,343              --              --
                                         2002         130,000        5,000           7,200           7,500              --

(1) Represents payments made to or on behalf of Messrs. Davis, Maust and Coppa for health, life and disability insurance and auto allowances.
(2) The fiscal 2004 grant represents options granted to Mr. Coppa in August 2004. The fiscal 2002 grants represent options granted to Mr. Davis, Mr. Maust and Mr. Coppa in August 2002.
(3) Mr. Maust also served as our Vice President of Operations until April 2004, when we eliminated that position. Mr. Maust still serves as our Midwest Regional Vice President.

Options/SAR Grants Table

      The following table sets forth each grant of stock options made during the year ended September 30, 2004 held by the executives named in the Summary Compensation Table above.

OPTION GRANTS IN LAST FISCAL YEAR

                            Number of         % of Total                 Market Price
                           Securities      Options Granted   Exercise      On Date
                           Underlying      to Employees in     Price      of Grant      Expiration
Name                     Options Granted   the Fiscal Year   Per Share    Per Share        Date
----                     ---------------   ---------------   ---------    ---------        ----

Charles E. Coppa....        60,000               11.2%         $1.24       $1.24          8/4/14

      Options granted have a ten year term and vest equally over a five-year period from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning the value of unexercised options as of September 30, 2004 held by the executives named in the Summary Compensation Table above.

                                  Shares                          Number of Securities             Value of Unexercised
                               Acquired on      Value            Underlying Unexercised            In-the-Money Options
                               Exercise (1)   Realized (2)  Options at September 30, 2004 (3)    at September 30, 2004 (2)
                               ------------   ------------  ---------------------------------    -------------------------
Name                                                        Exercisable        Unexercisable     Exercisable    Unexercisable
----                                                        -----------        -------------     -----------    -------------

Robert H. Davis ........      185,000         $90,940         610,000            149,500         $153,540         $71,300
Mark T. Maust ..........           --              --         278,000             54,500         $147,250         $37,400
Charles E. Coppa .......       20,000          16,600         323,000            104,500         $153,000         $30,800

(1) During the fiscal year ended September 30, 2004, Mr. Davis exercised 185,000 options at exercise prices ranging from $.40 to $.94 per share and Mr. Coppa exercised 20,000 options at exercise prices ranging from $.38 to $.40.

(2) Assumes that the value of shares of common stock is equal to $1.22 per share, which was the closing bid price on the American Stock Exchange on September 30, 2004.

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


Consolidated Net Income       Incentive           Cumulative
Before Income Taxes           Compensation Rate    Maximum
-------------------           -----------------    -------

$0 - $1,000,000               5%                  $ 50,000
$1,000,001 - $2,000,000       7.5%                 125,000
$2,000,001+                   2.5%                 125,000+

      No bonus was payable for fiscal 2004 or 2003. Based upon our fiscal 2002 performance, Mr. Davis chose to accept a reduced bonus amount of $23,000.

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

      In June 2003, we entered into a three-year employment agreement with Mr. Needham pursuant to which Mr. Needham receives a salary of $90,000 per annum. The agreement automatically renews for three additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

Stock Option Plan

      Our 1993 Stock Option Plan was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. In March 2001, our stockholders approved an increase to the number of shares authorized under the 1993 Stock Option Plan to 3,000,000 shares. This plan expired on June 10, 2004.

      Our 2004 Stock Option Plan was adopted by the Board of Directors on April 21, 2004, and is subject to ratification by our stockholders. Subject to such ratification, options granted under the 2004 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. We will evaluate the market price of our common stock on the date the plan is ratified as compared to the exercise price of all previously granted options under the plan to determine the amount of compensation expense, if any, that should be recognized on such grants.

      Incentive stock options may be granted under the 2004 Stock Option Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to our employees, directors and consultants. The 2004 Stock Option Plan is administered by our Board of Directors, which has the authority to determine:

            o     the persons to whom options will be granted;

            o     the number of shares to be covered by each option;

            o whether the options granted are intended to be incentive stock options;

            o     the manner of exercise; and

            o the time, manner and form of payment upon exercise of an option.

     Incentive stock options granted under the 2004 Stock Option Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of our voting stock). Non-qualified stock options may be granted at an exercise price established by our Board which may not be less than 85% of fair market value of our shares on the date of grant. Incentive stock options granted under the 1993 Stock Option Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of our voting stock.

     As of September 30, 2004, there were 1,670,356 options granted and outstanding under the 1993 Stock Option Plan of which 1,498,356 options were exercisable at prices ranging from $0.38 to $1.80. As of such date, 538,000 options were granted and outstanding under the 2004 Stock Option Plan. No such options are currently exercisable and no such options will become exercisable unless the adoption of this plan is ratified by our stockholders.

Non-Employee Director Stock Option Plan

      Our 1996 Non-Employee Director Stock Option Plan is intended to promote our interests by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of our Board of Directors. The Board of Directors has reserved 60,000 shares of common stock for issuance under Non-Employee Director Stock Option Plan.

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

      As of September 30, 2004, options to purchase 32,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 22,000 are outstanding and exercisable at prices ranging from $0.38to $1.95.

Employee Benefit Plan

      In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2004 and 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2004:

      o     by each of our directors and executive officers;

      o     by all of our directors and executive officers as a group; and

      o by each person (including any "group" as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

      Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2004, 19,072,963 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

                                        Number of Shares
                                          Beneficially        Percentage
               Name (1)                     Owned (2)        of Class (2)
               --------                     ---------        ------------
Dr. Allen Kahn (3).................        3,273,937             17.15%
Maurice E. Needham (4).............        2,185,557             10.96%
Robert H. Davis (5)................        1,313,700              6.67%
Charles E. Coppa (6)...............          639,210              3.30%
Mark T. Maust (7) .................          469,236              2.42%
Lew F. Boyd (8)....................          367,088              1.91%
Lyle Jensen (9)....................           15,300                  *
All officers and directors
as a group (7 persons).............        8,264,028             38.78%

    * Less than 1%

Security Ownership of Certain Beneficial Owners

                                        Number of Shares      Percentage
               Name (1)                 Beneficially Owned     of Class
               --------                 ------------------     --------
Richard Ledet (10).................        1,455,629            7.63%
Laurus Master Fund, Ltd. (11)......        1,001,727            4.99%

----------
(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, Massachusetts 01940.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 13,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(4) Includes 869,962 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 610,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 323,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(7) Includes 278,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(8) Includes 126,894 shares of common stock issuable pursuant to immediately exercisable stock options.
(9) Includes 15,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(10)  Mr. Ledet's address is 2960 NE Broadway, Des Moines, Iowa 50317.
(11) Laurus holds (i) warrants to purchase up to 1,380,000 shares of common stock that are exercisable within 60 days (subject to the following sentence) at exercise prices ranging from $1.56 to $2.29 per share, (ii) a $4 million convertible term note that is convertible into 3,200,000 shares of common stock within 60 days (subject to the following sentence) at a conversion price of $1.25 per share, and (iii) $1 million minimum borrowing note that is convertible within 60 days (subject to the following sentence) into 763,359 shares of common stock at a conversion price of $1.31 per share. These warrants are not exercisable, and these notes are not convertible, to the extent that (a) the number of shares of our common stock held by Laurus and (b) the number of shares of our common stock issuable upon exercise of the warrants and conversion of the notes would result in beneficial ownership by Laurus of more than 4.99% of our outstanding shares of common stock. Laurus may waive these provisions, or increase or decrease that percentage, with respect to the warrants and/or the notes on 90 days' prior notice to us, or without notice if we are in default under the notes. Laurus beneficially owns 1,001,727 shares of our common stock underlying warrants and the notes that are exercisable or convertible, as the case may be, within 60 days. Laurus' address is 825 Third Avenue, 14th Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans

      For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2004, see Note 12 ("Stockholders' Equity") of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      In fiscal 2003, Messrs. Needham, Davis, Kahn and Boyd, collectively exercised options and warrants to purchase 255,106 shares of unregistered common stock at exercise prices ranging from $.31 to $1.09 per share for gross proceeds of $113,605.

      On May 18, 2004, Mr. Jensen was granted options to purchase 75,000 shares of our common stock at an exercise price of $1.05 per share. These options vest equally over a five-year period and are exercisable for a period of ten years.

      On June 24, 2004, Messrs. Needham and Kahn collectively purchased 669,871 units (669,871 shares of our common stock and warrants to purchase 334,936 additional shares of our common stock at prices ranging from $1.56 to $1.86 per share) pursuant to the terms of our April 9, 2004 private placement of investment units. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, units purchased by officers, directors or affiliates were made at 100% of the closing bid price of our common stock on the day preceding the date such investor's subscription for units became a binding commitment

      On August 4, 2004, Messrs. Needham, Coppa and Kahn were collectively granted options to purchase 180,000 shares of our common stock at an exercise price of $1.24 per share. These options vest equally over a five-year period and are exercisable for a period of ten years.

      In fiscal 2004, Messrs. Needham, Davis and Coppa, collectively exercised options and warrants to purchase 223,538 shares of unregistered common stock at exercise prices ranging from $0.38 to $0.94 per share for gross proceeds of $150,435.

Loans; Personal Guarantees

      In January 1998, we advanced Mr. Davis $104,000 under an 8.5% secured loan agreement with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity of the note until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to Mr. Davis.

      In January 1999, we advanced Messrs. Davis and Coppa $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans were secured by 191,637 shares of common stock owned by Messrs. Davis and Coppa. In June 2002, they repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, Mr. Davis's remaining balance of $24,000 including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable to him. On May 11, 2004, Mr. Coppa sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

      Dr. Kahn was owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The warrants were exercisable for a period of five years to purchase 125,000 shares of our common stock at exercise prices ranging from $.31 to $.50 per share. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, Dr. Kahn agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, Dr. Kahn again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates which range from October 2004 to February 2005. On February 16, 2004, Dr. Kahn converted these two notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above. The warrants were exercised by Dr. Kahn in fiscal 2003.

      Dr. Kahn has also loaned us $200,000 under the terms of a November 2000 unsecured promissory note which bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, Dr. Kahn again agreed to extend the maturity of the note until November 2004. In June 2004, Dr. Kahn agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007.

      During the period of June to August 2003, two immediate family members of Mr. Needham loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units (113,636 shares of our common stock and warrants to purchase 56,818 additional shares of our common stock at $1.80 per share) in these transactions. At September 30, 2004, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007.

      In September 2003, Mr. Davis loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In June 2004, Mr. Davis applied approximately $114,000 of the balance due him plus $21,000 of acrrued interest to exercise options to purchase 185,000 shares of common stock as noted above. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amount due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007. At September 30, 2004, the remaining balance due on this note amounted to $99,320.

      In October 2003, Mr. Needham loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, Mr. Needham advanced us an additional $250,000 under substantially similar notes that are also due in June 2004. Mr. Needham agreed to invest all unpaid principal and interest under these advances amounting to approximately $350,000 into the April 2004 private placement of units and received 339,806 units in this transaction (See above).

Related Party Transactions

      We rent several pieces of equipment on a monthly basis from Valley View Farms, Inc. ("Valley View Farms") and Maust Asset Management, LLC, ("Maust Asset Management"), two companies co-owned by Mr. Maust. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2004 and 2003 was $248,560 and $281,143, respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with Valley View Farms. Under the terms of the lease, the subsidiary is required to pay rent of $4,394 per month and has the ability to purchase the equipment at the end of the lease at approximately 40% of its original value. The lease is classified as a capital lease at September 30, 2004 with an equipment value of $146,670.

      Our majority-owned joint venture, Able Tire of Oklahoma, LLC which we divested in April 2003, leased on a month-to-month basis, certain rolling stock equipment from Gary Humphreys, an owner of Able Tire Company, LLC, the other member of the joint venture. Payments made to Mr. Humphreys totaled $48,700 during the fiscal year ended September 30, 2003.

      In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management Company, LLC for our Iowa facility. Maust Asset Management is co-owned by one of our officers. Under the terms of the lease, monthly rent payments of $8,250 are required for the first five years, increasing to $9,000 per month for the remaining five years. The lease also provides us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. For the fiscal years ended September 30, 2004 and 2003, payments made in connection with this lease amounted to $111,483 and 41,250, respectively.

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by Mr. Maust for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain will be recognized as income ratably over the term of the lease. The lease provides for two additional 4-year extensions. The lease is classified as a capital lease at September 30, 2004 with an equipment value of $1,400,000. For the fiscal year ended September 30, 2004, payments made in connection with this lease amounted to $145,379.

      On September 30, 2003, Mart Management, Inc., our Georgia subsidiary's landlord, loaned us $100,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due September 30, 2004. In June 2004, Mart Management agreed to invest the entire $100,000 principal balance of the unsecured promissory note plus accrued interest of $7,300 into the April 2004 private placement of investment units and received 121,932 Units in this transaction.

      All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

      The following exhibits are filed with this document:

Exhibit No.             Description
-----------             -----------

    3.1 (10)      --    Restated Certificate of Incorporation as filed with the
                        Secretary of State of the State of Delaware on May 1,
                        2003

     3.2 (2)      --    By-laws of GreenMan Technologies, Inc.

     4.1 (2)      --    Specimen certificate for Common Stock of GreenMan
                        Technologies, Inc.

    4.2 (14)      --    Securities Purchase Agreement, dated June 30, 2004, by
                        and between GreenMan Technologies, Inc. and Laurus
                        Master Fund, Ltd.

    4.3 (14)      --    Security Agreement, dated June 30, 2004, by and among
                        GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

    4.4 (14)      --    Master Security Agreement, dated June 30, 2004, by and
                        among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

    4.5 (14)      --    Secured Convertible Minimum Borrowing Note, dated June
                        30, 2004, made by GreenMan Technologies, Inc. to Laurus
                        Master Fund, Ltd.

    4.6 (14)      --    Secured Revolving Note, dated June 30, 2004, made by
                        GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

    4.7 (14)      --    Secured Convertible Term Note, dated June 30, 2004,
                        made by GreenMan Technologies, Inc. to Laurus Master
                        Fund, Ltd.

    4.8 (14)      --    Common Stock Purchase Warrant, dated June 30, 2004,
                        issued to Laurus Master Fund, Ltd.

    4.9 (14)      --    Common Stock Purchase Warrant, dated June 30, 2004,
                        issued to Laurus Master Fund, Ltd.

   4.10 (14)      --    Term Note Registration Rights Agreement, dated June 30,
                        2004, by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

   4.11 (14)      --    Minimum Borrowing Note Registration Rights Agreement,
                        dated June 30, 2004, by and between GreenMan
                        Technologies, Inc. and Laurus Master Fund, Ltd.

   4.12 (14)      --    Subsidiary Guarantee, dated June 30, 2004, by and among
                        GreenMan Technologies of Minnesota, Inc., GreenMan
                        Technologies of Georgia, Inc., GreenMan Technologies of
                        Iowa, Inc., GreenMan Technologies of Tennessee, Inc.,
                        GreenMan Technologies of Wisconsin, Inc. and GreenMan
                        Technologies of California, Inc., in favor of Laurus
                        Master Fund, Ltd.

   4.13 (14)      --    Stock Pledge Agreement, dated June 30, 2004, by and
                        among GreenMan Technologies, Inc. and Laurus Master
                        Fund, Ltd.

   4.14 (14)      --    Subordination Agreement, dated June 30, 2004, by and
                        among Barbara Morey, Joyce Ritterhauss, Allen Kahn,
                        Robert Davis and Nancy Davis, in favor of Laurus Master
                        Fund, Ltd.

   4.15 (14)      --    Escrow Agreement dated June 30, 2004 among GreenMan
                        Technologies, Inc., Laurus Master Fund, Ltd., and Loeb
                        & Loeb LLP, as Escrow Agent

    10.1 (2)      --    1993 Stock Option Plan.

   10.2 (15)      --    2004 Stock Option Plan.

    10.3 (2)      --    Form of confidentiality and non-disclosure agreement
                        for executive employees.

    10.4 (4)      --    Employment Agreement between GreenMan Technologies,
                        Inc. and Robert H. Davis.

    10.5 (1)      --    Promissory Note issued by Robert H. Davis dated January
                        9, 1998 in  favor of GreenMan Technologies, Inc.

    10.6 (1)      --    Promissory Note issued by Robert H. Davis dated January
                        4, 1999 in  favor of GreenMan Technologies, Inc.

    10.7 (1)      --    Extension Agreement dated September 30, 2000 between
                        GreenMan Technologies, Inc. and Robert H. Davis.

    10.8 (1)      --    Extension Agreement dated September 30, 2001 between
                        GreenMan and Robert H. Davis.

    10.9 (4)      --    Employment Agreement between GreenMan Technologies,
                        Inc. and Charles E. Coppa.

    10.10 (9)     --    Promissory Note issued by Charles E. Coppa dated
                        January 4, 1999 in  favor of GreenMan Technologies, Inc.

    10.11 (1)     --    Convertible Note Payable issued October 27, 1999 by
                        GreenMan Technologies, Inc. to Dr. Allen Kahn.

    10.12 (1)     --    Convertible Note Payable issued November 23, 1999 by
                        GreenMan Technologies, Inc. to Dr. Allen Kahn.

    10.13 (1)     --    Convertible Note Payable issued February 18, 2000 by
                        GreenMan Technologies, Inc. to Dr. Allen Kahn.

    10.14 (1)     --    Promissory note issued November 17, 2000 by GreenMan
                        Technologies, Inc. to Dr. Allen Kahn.

    10.15 (1)     --    Extension Agreement dated September 30, 2000 between
                        GreenMan Technologies, Inc. and Dr. Allen Kahn.

    10.16 (1)     --    Extension Agreement dated June 27, 2001 between
                        GreenMan Technologies, Inc and Dr. Allen Kahn.

    10.17 (12)    --    $75,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated October
                        22, 2003.

    10.18 (13)    --    $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated January
                        13, 2004.

    10.19 (13)    --    $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated January
                        26, 2004.

    10.20 (13)    --    $50,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated February
                        6, 2004

    10.21 (13)    --    $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Joyce Ritterhauss dated March 10,
                        2004.

    10.22 (13)    --    $50,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Richard Ledet dated March 12,
                        2004.

    10.23 (13)    --    $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Barbara Morey dated March 18,
                        2004.

    10.24 (13)    --    Purchase Agreement dated February 21, 2004 between
                        GreenMan Technologies of Minnesota, Inc. and Earl
                        Fisher.

    10.25 (13)    --    Commercial Lease Agreement dated March 25, 2004 between
                        GreenMan Technologies of Minnesota, Inc. and Two Oaks,
                        LLC.

    10.26 (13)    --    Extension Agreement dated March 31, 2004 between
                        GreenMan Technologies, Inc. and Robert H. Davis and
                        Nancy Karfilis-Davis.

    10.27 (13)    --    Waiver agreement by Republic Services of Georgia, LP.

    10.28 (5)     --    Loan and Security Agreement dated January 31, 2001 by
                        and among Coast Business Credit, GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of
                        Georgia, Inc.

    10.29 (5)     --    Secured Promissory Note dated January 31, 2001 in the
                        amount of $2,044,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of
                        Georgia, Inc. payable to Coast Business Credit.

    10.30 (5)     --    Secured Promissory Note dated January 31, 2001 in the
                        amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                        Inc. payable to Coast Business Credit.

    10.31 (5)     --    Secured Promissory Note dated January 31, 2001 in the
                        amount of $812,250 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Georgia,
                        Inc. payable to Coast Business Credit.

    10.32 (5)     --    Secured Promissory Note dated January 31, 2001 in the
                        amount of $1,000,000 executed by GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of
                        Georgia, Inc. payable to Coast Business Credit.

    10.33 (5)     --    Security Agreement-Continuing Guaranty dated January
                        31, 2001 between GreenMan Technologies Inc. and Coast
                        Business Credit.

    10.34 (5)     --    Loan Agreement dated March 29, 2001 between GreenMan
                        Technologies of Minnesota, Inc. Bremer Business Finance
                        Corporation.

    10.35 (5)     --    Real Estate Term Note dated January 31, 2001 in the
                        amount of $822,250 executed by GreenMan Technologies of Minnesota, Inc. in favor of Bremer Business Finance
                        Corporation.

    10.36 (5)     --    Mortgage, Security Agreement, Fixture Financing
                        Statement and Assignment of Leases and Rents executed by GreenMan Technologies of Minnesota, Inc. to Bremer
                        Business Finance Corporation.

    10.37 (6)     --    Purchase and Sale Agreement By and Between GreenMan
                        Technologies of Georgia, Inc. and WTN Realty Trust dated April 2, 2001

    10.38 (6)     --    Lease Agreement By and Between WTN Realty Trust to
                        GreenMan Technologies of Georgia, Inc. dated April 2,
                        2001.

    10.39 (6)     --    $200,000 Promissory Note by WTN Realty Trust to
                        GreenMan Technologies of Georgia, Inc. dated April 2,
                        2001.

    10.40 (6)     --    Purchase and Sale Agreement By and Between Technical
                        Tire Recycling, Inc. and Tennessee Tire Recyclers, Inc.
                        dated April 16, 2001

    10.41 (6)     --    $180,000 Promissory Note by Technical Tire Recycling,
                        Inc. to Tennessee Tire Recyclers, Inc. dated April 16,
                        2001.

    10.42 (6)     --    Corporate Guarantee by GreenMan Technologies, Inc. of
                        $180,000 note to Tennessee Tire Recyclers, Inc. dated
                        April 16, 2001.

    10.43 (7)     --    Stock Repurchase Agreement by and between GreenMan
                        Technologies, Inc. and Republic Services of Georgia,
                        LP, dated February 14, 2002.

    10.44 (7)     --    $1,500,000 Promissory Note by GreenMan Technologies,
                        Inc. to Republic Services of Georgia, LP dated February
                        14, 2002.

    10.45 (8)     --    Stock Repurchase Agreement by and between GreenMan
                        Technologies, Inc. and Republic Services of Georgia, LP dated May 6, 2002

    10.46 (8)     --    $750,000 Promissory Note by GreenMan Technologies, Inc.
                        to Republic Services of Georgia, LP dated May 6, 2002.

    10.47 (9)     --    Extension Agreement dated September 23, 2002 between
                        GreenMan and Dr. Allen Kahn.

    10.48 (3)     --    Employment Agreement dated April 1, 2003 between
                        GreenMan Technologies, Inc. and Maurice E. Needham

    10.49 (3)     --    Lease - Business Property agreement dated April 1, 2003
                        between GreenMan Technologies of Iowa, Inc. and Maust
                        Asset Management, LLC

    10.50 (3)     --    Guaranty dated September 12, 2003 by GreenMan
                        Technologies, Inc. of obligations of GreenMan
                        Technologies of Iowa, Inc. under the Lease - Business
                        Property with Maust Asset Management, LLC.

    10.51 (3)     --    $100,000 Promissory Note by GreenMan Technologies, Inc.
                        to Joyce Ritterhauss dated June 23, 2003.

    10.52 (3)     --    $100,000 Promissory Note by GreenMan Technologies, Inc.
                        to Joyce Ritterhauss dated June 26, 2003.

    10.53 (3)     --    $100,000 Promissory Note by GreenMan Technologies, Inc.
                        to Barbara Morey dated June 26, 2003.

    10.54 (3)     --    $100,000 Promissory Note by GreenMan Technologies, Inc.
                        to Barbara Morey dated August 26, 2003.

    10.55 (3)     --    $100,000 Promissory Note by GreenMan Technologies, Inc.
                        to Mart Management, Inc. dated September 30, 2003.

    10.56 (3)     --    $400,000 Promissory Note by GreenMan Technologies, Inc.
                        to Robert H. Davis and Nancy Karfilis Davis dated
                        September 30, 2003.

    10.57 (3)     --    Waiver agreement by Republic Services of Georgia, LP

    21.1 (16)     --    List of All Subsidiaries

    31.1(16) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

    31.2(16) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

    32.1(16)            Certification of Chief Executive Officer under 18 U.S.C
                        Section 1350

    32.2(16)            Certification of Chief Financial Officer under 18 U.S.C
                        Section 1350

----------

(1) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2001 and incorporated herein by reference.

(2) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(3) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

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

(8) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(9) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2002 and incorporated herein by reference

(10) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2003 and incorporated herein by reference.

(11) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2003 and incorporated herein by reference.

(12) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended December 31, 2003 and incorporated herein by reference.

(13) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2004 and incorporated herein by reference.

(14) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 (File No. 333-117819), and incorporated herein by reference.

(15) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2004, as amended, and incorporated herein by reference.

(16)  Filed herewith.

(b) Reports on Form 8-K.

Item 14. Principal Accountant Fees and Services

      In addition to audit services, Wolf & Company, P.C. also provided certain non-audit services to us during the fiscal year ended September 30, 2004. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Wolf & Company, P.C.

      Audit Fees. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2004 and (2) the review of the financial statements included in our Form 10-QSB filings for fiscal 2004 were $190,300. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2003 and (2) the review of the financial statements included in our Form 10-QSB filings for fiscal 2003 were $118,450.

      Audit-Related Fees. The aggregate fees billed in fiscal 2004 and 2003 for assurance and related services rendered by Wolf & Company, P.C. that are reasonably related to the performance of the audit or review of our financial statements, were $6,000 and $8,200, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and
(ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions.

      Tax Fees. The aggregate fees billed in fiscal 2004 and 2003 for professional services rendered by Wolf & Company, P.C. for tax compliance, tax advice and tax planning, were $20,500 and $20,000, respectively.

      All Other Fees. There were no fees billed in fiscal 2004 and 2003 for products and services provided by Wolf & Company, P.C., other than services reported above.

      Pre-Approval Policies and Procedures. The Audit Committee has adopted policies which provide that our independent auditors may only provide those audit and non-audit services that have been pre-approved by the Audit Committee, subject, with respect to non-audit services, to a de minimis exception (discussed below) and to the following additional requirements: (1) such services must not be prohibited under applicable federal securities rules and regulations, and (2) the Audit Committee must make a determination that such services would be consistent with the principles that the independent auditor should not audit its own work, function as part of management, act as an advocate of our company, or be a promoter of our company's stock or other financial interests. The chairman of the Audit Committee has the authority to grant pre-approvals of permitted non-audit services between meetings, provided that any such pre-approval must be presented to the full Audit Committee at its next scheduled meeting.

      During fiscal 2004, all of the non-audit services provided by Wolf & Company, P.C. were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

GreenMan Technologies, Inc.
Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheets as of September 30, 2004 and 2003              F-3

Consolidated  Statements of Operations  for the Years Ended
  September 30, 2004 and 2003                                              F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended September 30, 2004 and 2003                                  F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2004 and 2003                                              F-6

Notes to Consolidated Financial Statements                                 F-7

Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts


      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, the Company has continued to incur substantial losses from operations and has a working capital deficiency of $3,522,130 at September 30, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /S/ WOLF & COMPANY, P.C.
                                                        ---------------------
                                                        WOLF & COMPANY, P.C



Boston, Massachusetts
December 27, 2004

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                               September 30,   September 30,
                                                                                   2004            2003
                                                                               ------------    ------------
                                ASSETS
Current assets:
  Cash and cash equivalents ................................................   $    509,787    $    990,745
  Accounts receivable, trade, less allowance for doubtful accounts of
    $187,559 and $148,031 as of September 30, 2004 and September 30, 2003 ..      4,383,935       3,368,435
  Insurance claim receivable ...............................................             --         634,172
  Note receivable officers .................................................             --         179,172
  Product inventory ........................................................        667,839         112,419
  Other current assets .....................................................      1,365,594       1,119,872
                                                                               ------------    ------------
      Total current assets .................................................      6,927,155       6,404,815
                                                                               ------------    ------------
Property, plant and equipment, net .........................................     11,516,253      11,249,706
                                                                               ------------    ------------
Other assets:
  Deferred loan costs ......................................................        626,233         221,931
  Goodwill, net ............................................................      3,533,894       3,413,894
  Customer relationship intangibles, net ...................................        253,725         234,875
  Deferred tax asset .......................................................        270,000         270,000
  Other ....................................................................        494,496         299,699
                                                                               ------------    ------------
      Total other assets ...................................................      5,178,348       4,440,399
                                                                               ------------    ------------
                                                                               $ 23,621,756    $ 22,094,920
                                                                               ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ...................................................   $  1,177,390    $  2,733,475
  Notes payable, line of credit ............................................        500,000       1,015,188
  Convertible notes payable, current .......................................      1,270,929              --
  Convertible notes payable, line of credit ................................      1,814,042              --
  Accounts payable .........................................................      4,158,492       4,350,643
  Accrued expenses, other ..................................................      1,225,455       1,384,652
  Notes payable related parties, current ...................................             --         520,000
  Obligations under capital leases, current ................................        302,977         423,228
                                                                               ------------    ------------
      Total current liabilities ............................................     10,449,285      10,427,186
  Notes payable, related parties, non-current portion ......................        699,320         975,000
  Notes payable, non-current portion .......................................      3,358,147       5,726,958
  Convertible notes payable, non-current portion ...........................      2,434,205              --
  Obligations under capital leases, non-current portion ....................      2,874,885       1,986,828
  Deferred gain on sale leaseback transaction ..............................        419,115              --
                                                                               ------------    ------------
      Total liabilities ....................................................     20,234,957      19,115,972
                                                                               ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none
    outstanding ............................................................             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized,
    19,072,963 shares and 16,061,939 shares issued and outstanding at
    September 30, 2004 and 2003 ............................................        190,729         160,619
  Additional paid-in capital ...............................................     31,755,384      28,778,002
  Accumulated deficit ......................................................    (28,559,314)    (25,914,673)
  Notes receivable, common stock ...........................................             --         (45,000)
                                                                               ------------    ------------
      Total stockholders' equity ...........................................      3,386,799       2,978,948
                                                                               ------------    ------------
                                                                               $ 23,621,756    $ 22,094,920
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                                 Years Ended September 30,
                                                                    2004            2003
                                                               ------------    ------------
Net sales ..................................................   $ 30,777,182    $ 29,679,992
Cost of sales ..............................................     27,060,646      25,702,011
                                                               ------------    ------------
Gross profit ...............................................      3,716,536       3,977,981
Operating expenses:
   Selling, general and administrative .....................      4,679,263       5,434,270
   Impairment loss .........................................             --         261,278
                                                               ------------    ------------
                                                                  4,679,263       5,695,548
                                                               ------------    ------------
Operating loss .............................................       (962,727)     (1,717,567)
                                                               ------------    ------------
Other income (expense):
   Interest and financing costs, net .......................     (1,859,416)     (1,386,084)
   Casualty income, net ....................................        202,813         431,594
   Other, net ..............................................        (20,027)       (130,456)
   Loss on disposal of assets, net .........................         (5,284)        (89,480)
                                                               ------------    ------------
      Other (expense), net .................................     (1,681,914)     (1,174,426)
                                                               ------------    ------------
Net loss before income taxes ...............................     (2,644,641)     (2,891,993)
Benefit (provision) for income taxes .......................             --            (550)
                                                               ------------    ------------
Net loss ...................................................   $ (2,644,641)   $ (2,892,543)
                                                               ============    ============

Net loss per share - basic and diluted .....................   $      (0.15)   $      (0.18)
                                                               ============    ============
Weighted average shares outstanding - basic and diluted ....     17,173,421      15,794,634
                                                               ============    ============
Weighted average shares outstanding - diluted ..............     17,173,421      15,794,634
                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2004 and 2003

                                                                                                        Notes
                                                                        Additional                   Receivable
                                                   Common Stock          Paid In       Accumulated     Common
                                                Shares       Amount      Capital         Deficit        Stock       Total
                                              ----------   ---------   ------------   -------------   ---------  -----------
Balance, September 30, 2002 ................  15,654,665   $ 156,547   $ 28,473,710   $(23,022,130)   $(45,000)  $ 5,563,127
Common stock issued upon exercise of
   options and warrants ....................     279,106       2,791        125,573             --          --       128,364
Sale of common stock .......................     128,168       1,281        178,719             --          --       180,000
Net loss for the year ended
   September 30, 2003 ......................          --          --             --     (2,892,543)         --    (2,892,543)
                                              ----------   ---------   ------------   ------------    --------   -----------
Balance, September 30, 2003 ................  16,061,939   $ 160,619   $ 28,778,002   $(25,914,673)   $(45,000)  $ 2,978,948
Beneficial conversion discount on
   convertible notes payable ...............          --          --        218,226             --          --       218,226
Common stock issued upon exercise of
   options and warrants ....................     252,666       2,526        147,909             --          --       150,435
Common stock issued upon conversion
   of notes payable and accrued interest ...   1,093,612      10,936        926,128             --          --       937,064
Repayment of notes receivable, common
   stock and accrued interest ..............     (36,717)       (367)       (43,881)            --      45,000           752
Common stock issued in connection with
   lease buyout ............................      50,000         500         43,500             --          --        44,000
Common stock issued in connection with
   private placement .......................   1,594,211      15,942      1,482,166             --          --     1,498,108
Common stock and warrants issued for
   investment banking services rendered ....      57,252         573        103,267             --          --       103,840
Warrants issued with convertible debt ......          --          --        100,067             --          --       100,067
Net loss for the year ended
   September 30, 2004 ......................          --          --             --     (2,644,641)         --    (2,644,641)
                                              ----------   ---------   ------------   ------------    --------   -----------
Balance, September 30, 2004 ................  19,072,963   $ 190,729   $ 31,755,384   $(28,559,314)   $     --   $ 3,386,799
                                              ==========   =========   ============   ============    ========   ===========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                        Years Ended September 30,
                                                                                           2004           2003
                                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss ........................................................................   $(2,644,641)   $(2,892,543)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ....................................................................     2,210,293      2,177,673
   Loss on disposal of property, plant and equipment ...............................         5,284         89,480
   Casualty loss ...................................................................            --        153,719
   Amortization ....................................................................       469,821         94,157
   Impairment loss .................................................................            --        261,278
   Decrease (increase) in assets:
      Accounts receivable ..........................................................    (1,015,500)       704,100
      Insurance receivable .........................................................       634,172       (634,172)
      Product inventory ............................................................      (555,420)        21,111
      Other current assets .........................................................      (245,722)        32,051
   Increase (decrease) in liabilities:
      Accounts payable .............................................................      (192,151)     1,773,996
      Accrued expenses .............................................................      (159,197)       180,918
                                                                                       -----------    -----------
         Net cash (used for ) provided by operating activities .....................    (1,493,061)     1,961,768
                                                                                       -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment ..............................................    (1,649,264)    (3,653,257)
   Increase to construction work in progress .......................................            --        848,515
   Increase in notes receivable, officer ...........................................        (7,848)       (13,288)
   Proceeds on sale of property and equipment ......................................     1,444,580        250,000
   Repayment of note receivable ....................................................            --        200,000
   Increase in other assets ........................................................      (201,584)      (154,466)
                                                                                       -----------    -----------
        Net cash used for investing activities .....................................      (414,116)    (2,522,496)
                                                                                       -----------    -----------
Cash flows from financing activities:
   (Increase) in deferred financing costs ..........................................      (624,910)       (12,948)
   Net advances (repayments)  under line of credit .................................     1,469,978        (97,484)
   Proceeds from notes payable .....................................................       507,131      1,773,682
   Proceeds from notes payable, related parties ....................................       575,000        920,000
   Repayment of notes payable ......................................................    (4,726,894)    (1,733,696)
   Proceeds from convertible notes payable .........................................     4,060,000             --
   Principal payments on obligations under capital leases ..........................      (632,194)      (386,942)
   Cash received upon exercise of stock options and warrants .......................         7,800        128,364
   Net proceeds on the sale of common stock ........................................       790,308        180,000
                                                                                       -----------    -----------
        Net cash provided by financing activities ..................................     1,426,219        770,976
                                                                                       -----------    -----------
Net (decrease) increase in cash and cash equivalents ...............................      (480,958)       210,248
Cash and cash equivalents at beginning of year .....................................       990,745        780,497
                                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................................   $   509,787    $   990,745
                                                                                       ===========    ===========
Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ............................   $ 1,400,000    $   275,908
  Common stock issued upon conversion of convertible notes
    payable and accrued interest ...................................................       937,064             --
  Common stock issued upon conversion of notes payable and
    accrued interest in connection with private placement ..........................       707,800             --
  Common stock issued upon exercise of stock options applied
    to notes payable ...............................................................       142,635             --
  Common stock issued in connection with lease buyout ..............................        44,000             --
  Notes receivable, officer applied against notes payable,
    related party and accrued interest .............................................       163,000             --
  Common stock received in payoff of subscription notes
    receivable, officer ............................................................        44,248             --
  Common stock issued for investment banking services ..............................        75,000             --
  Interest paid ....................................................................     1,509,446      1,329,337
  Taxes paid .......................................................................            --            550

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

Nature of Operations, Risks, and Uncertainties

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Alabama, Florida, Georgia, Illinois, Missouri, Tennessee and Texas.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $3,522,130 at September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

      Despite these challenges during the past fifteen months, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations which will allow us to increase our overall revenue with no further capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during the current year despite the fact our Georgia waste wire processing equipment has been inoperable since April 2003. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets and as of September 30, 2004 our efforts have resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the first quarter of fiscal 2004. Additionally, management continues to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

      We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis. and have implemented and/or are in the process of implementing the following actions:

A.    Refinancing of Our Credit Facility

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan. (See Note
8).

B.    Private Placement of Investment Units

      On April 9, 2004, we commenced a private offering of investment units. Each unit consists of one share of our common stock and a warrant to purchase
0.5 shares of our common stock. As of June 30, 2004, when the offering was terminated, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,000. (See Note 12).

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

C.    Related Party Notes Payable

      See the discussion of certain notes payable to related parties at Note 9 "Notes Payable - Related Parties".

D.    Convertible Note Payable

      In December 2003, we entered into a note purchase agreement with an accredited investor and, pursuant thereto, we issued a convertible note payable (the "Note") in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The note and accrued interest of $11,854 was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock. (See Note 8).

E.    Sale and Leaseback of Real Estate

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an employee for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and will be recognized as income ratably over the term of the lease. Simultaneous with the sale, we entered into an agreement to lease property back. We used $875,000 of the proceeds to repay an existing obligation to Bremer Business Finance. (See Note
6).

F.    Tennessee Facility

      We initially earmarked approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith" deposit with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party to lease certain pieces of tire processing equipment which will be utilized in Tennessee and agreed to apply the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. We are currently evaluating several alternatives which will allow us to commence operations in Tennessee during the second quarter of fiscal 2005. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month. No assurance can be given, however, that we will be able to open this facility on a fully operational basis in a timely manner.

      The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2004.

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

Deferred Loan Costs

      Deferred loan costs are amortized into interest expense over the life of the related financing arrangement and represent costs incurred in connection with financing at the corporate level and our wholly-owned subsidiary in Iowa.

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

                                                       Year Ended            Year Ended
                                                   September 30, 2004    September 30, 2003
                                                   ------------------    ------------------

Net loss as reported ............................      $(2,644,641)          $(2,892,543)
Add: Compensation recognized under APB No.25 ....               --                    --
Less: Compensation recognized under FAS 123 .....          (81,306)             (148,769)
                                                       -----------           -----------
Pro forma net loss ..............................      $(2,725,947)          $(3,041,312)
                                                       ===========           ===========

Net loss per share:
    Basic and diluted - as reported .............      $     (0.15)          $     (0.18)
                                                       ===========           ===========
    Basic and diluted - pro forma ...............      $     (0.16)          $     (0.19)
                                                       ===========           ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

      The fair value of each option grant during the year ended September 30, 2004 under the 2004 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yields of 0%; risk-free interest rates of 4.5%; expected volatility ranging from 44% to 61% and expected lives of 5 years.

      The fair value of each option grant during the year ended September 30, 2003 under the 1993 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yields of 0%; risk-free interest rates of 3.0%; expected volatility of 32% and expected lives of 5 years.

Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test for goodwill requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. In addition to goodwill, intangible assets include customer relationships acquired in current or past business acquisitions and are being amortized on a straight-line basis over a period of ten to twenty years, commencing on the date of the acquisition. The impairment test for customer relationships requires us to review original relations for continued retention. Amortization expense associated with customer relationships amounted to $13,150 and $12,600. Accumulated amortization was $30,275 at September 30,2004.

      We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter. As of June 30, 2004, we have concluded that goodwill is not impaired.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are fully recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

Net Income Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the years ended September 30, 2004 and 2003, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

New Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have any impact on our financial position or results of operations.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

      In December 2003, the Securities and Exchange Commission, ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB No. 101 that had been codified in SEC Topic No. 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact our consolidated financial statements.

      In December 2003, the FASB issued FASB interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity in investments with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

      SFAS No. 151, Inventory Costs -- An Amendment of ARB No. 43, Chapter 4 - This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material or spoilage. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred. SFAS No. 151 requires that these costs be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have any impact on our financial position or results of operations.

      SFAS No. 123R, Share Based Payment - An Amendment to SFAS Nos. 123 and 95
- This standard includes the following changes to current accounting for share based payments:

      o All companies would be required to recognize compensation expense for share-based payment arrangements including stock options.

      o All companies must recognize the expense in operations and cannot bury the effects in the financial statement footnotes as currently allowed. The cost would be recognized over the requisite service period (generally the vesting period).

      o All companies would be required to estimate how many options will actually vest. The ability under the current rules to assume 100% vesting and record forfeitures as they occur will not be permitted.

      o The ED still requires public companies (including Small Business filers) to value employee stock awards at fair value on the date of grant. However, the ED prefers a "lattice model" in lieu of what most companies use today, the Black-Scholes model, a "closed-form model."

      o Private companies would be required to follow either (a) the fair value method at grant date consistent with public company accounting, or (b) the intrinsic value method (the excess, if any, of the fair value of the stock over the exercise price) at each reporting date until the option is settled or exercised. The so-called "minimum value" method (essentially a simplified version of the Black-Scholes model) currently permitted would no longer be an acceptable valuation model.

      o Stock option awards with graded vesting would be treated as separate awards for each vesting date. The ability to treat such awards as a single award, as currently permitted, would longer be allowed. This would lead to more expense up-front and less in later years.

This standard is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

      EITF Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination - When two parties that have a pre-existing contractual relationship enter into a business combination, questions arise related to the accounting for this contractual relationship upon consummation of the business combination. The issues are: (1) whether a consummated business combination should be evaluated to determine if a pre-existing contractual relationship between the two parties involved in the business combination has been settled as a result of that business combination, thereby requiring that pre-existing contractual relationship to be accounted for separate from the business combination, (2) if the pre-existing contractual relationship is determined to be settled and is accounted for separately, how should the settlement amount be recognized and measured, and (3) how an acquired entity's intangible asset that arose prior to the business combination in connection with its contractual right to use the acquirer's existing intangible assets (recognized or unrecognized) should be treated for accounting purposes by the acquirer. Consensus was reached at the September 29-30, 2004 meeting and was ratified by the FASB at the October 13, 2004 meeting.

Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September30, 2004 and 2003, we had no items that represented other comprehensive income and, therefore , have not included a schedule of comprehensive income in the consolidated financial statements.

2.    Acquisition of Businesses

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. ("ATD") a southern California based company in the business of collecting and marketing scrap tires for approximately $172,000 in assumed liabilities, forgiveness of trade payables due to us and cash. We have consolidated ATD's business into our existing California operations. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and accordingly the results of their operations since the date of acquisition are included in the consolidated financial statements. The total consideration paid exceeded the fair value of the net assets acquired by $152,000 resulting in the recognition of $120,000 of goodwill and $32,000 assigned to customer relationships. Customer relationships are being amortized over an estimated useful life of 10 years on a straight-line basis and will be evaluated annually.

3.    Formation of Joint Venture

      During January 2002 GreenMan Technologies of Oklahoma, Inc., our newly formed wholly-owned subsidiary and Able Tire Company, LLC, a Burleson, Texas tire processor and collector, formed a joint venture known as Able Tire of Oklahoma, LLC ("Able Tire of Oklahoma"). Able Tire of Oklahoma collects, shreds and markets whole tires to the cement industry. GreenMan Technologies of Oklahoma was the majority owner and had responsibility for finance and administration while Able Tire Company was responsible for all marketing efforts and operational management. The results of operations of Able Tire of Oklahoma are included in the consolidated financial statements since January 2002 until April 1, 2003.

      On April 1, 2003 we sold our majority interest in Able Tire of Oklahoma to the minority member for $50,000 and recognized a $71,000 loss on the transaction, which is included in loss on disposal of assets, net in the accompanying financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Insurance Claim Receivable

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. In December 2003, we reached a settlement agreement with our insurance carrier amounting to $1,029,885 of which $821,172 was applicable to losses incurred during fiscal 2003. The settlement amount, net of direct costs incurred, resulted in net casualty income of $112,082 and $431,594 during the fiscal years ended September 30, 2004 and 2003, respectively and is classified as other income in the accompanying statement of operations. In December 2003 all remaining amounts associated with this settlement were received. In fiscal 2004, we also received an unrelated insurance settlement for damaged product of approximately $90,000 which is also included in other income.

5.    Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 9).

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans are secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer agreed to apply his then outstanding balance of $24,000 including interest against obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 9). On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note including interest. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

6.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                     September 30,      September 30,       Estimated
                                                         2004               2003           Useful Lives
                                                     -------------      -------------      -------------
Land ...........................................      $    167,981       $    504,346
Buildings and improvements .....................         3,595,104          2,704,693      10 - 20 years
Machinery and equipment ........................         9,716,896          9,526,045       5 - 10 years
Furniture and fixtures .........................           277,146            284,484       3 - 5 years
Motor vehicles .................................         6,087,959          5,904,050       3 - 10 years
Construction in process ........................           891,267                 --
                                                      ------------       ------------
                                                        20,736,353         18,923,618
Less accumulated deprecation and amortization ..        (9,220,100)        (7,673,912)
                                                      ------------       ------------
Property, plant and equipment, net .............      $ 11,516,253       $ 11,249,706
                                                      ============       ============

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

      As a result of new equipment installations at our Georgia facility and the reconfiguration of our Wisconsin facility, management determined that the carrying value of the idled equipment exceeded its estimated fair value based on replacement cost of similar equipment. Accordingly, we recorded an impairment loss amounting to $261,278 during the fiscal year ended September 30, 2003. During fiscal 2004, we installed and utilized some of this equipment at other GreenMan locations and sold off the excess equipment.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

6.    Property, Plant and Equipment - (Continued)

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

      Depreciation and amortization expense for the fiscal years ended September 30, 2004 and 2003 was $2,210,293 and $2,177,673 respectively.

7.    Acquisition Deposit

      In August 2004, we executed a non-binding letter of intent and escrow agreement in connection with a potential business acquisition. Pursuant to the escrow agreement, we have made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by the third party. The leases were executed in January 2005 and provide for aggregate monthly payments of $25,300 per month over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of the third party if predetermined financial performance criteria are met by the third party during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to the third party. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, the third party shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. We have also agreed to use the $350,000 held in escrow to prepare and move the leased equipment for our use. The $350,000 escrow deposit is included in other long term assets.

8.    Credit Facility/Notes Payable

       On May 14, 1999, we issued a $1,100,000 sixty-month note payable to Cryopolymers Leasing, Inc., bearing interest at 7.75% with monthly payments of $7,553 and a balloon payment due June 2004. The note was personally guaranteed by three of our officers and was paid in full on June 30, 2004 with proceeds from the Laurus Credit Facility.

      On May 6, 2002, Republic Services converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued Republic Services a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of June 30, 2004, 13 payments totaling $114,818 were past due in connection with this note. We received a waiver of default from Republic Services through June 30, 2004 at which time the outstanding principal amounted to $703,125 and as of September 30, 2004, all past due payments have been made and the promissory note is current.

First American Credit Facility

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a one year $300,000 working capital line of credit (secured with all Iowa assets) with First American Bank ("First American"). The proceeds of this term note were used in connection with the acquisition of UT Tire Recyclers, Inc in April 2002.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Credit Facility/Notes Payable - (Continued)

      On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $33,425 and is secured with all Iowa assets. They also renewed their working capital line of credit which was increased to $500,000. The line of credit has been subsequently extended to January 20, 2005 and First American temporarily increased the maximum availability under the line of credit to $650,000 through September 30, 2004. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1%.

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

Convertible Notes Payable

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

      The terms of the Note Agreement reflected a beneficial conversion feature amounting to $154,226 calculated at the date of issue of the Note as the difference between the fair value of the common stock to be received upon conversion and the proceeds of the Note to be allocated to the common stock conversion option. The beneficial conversion feature was recorded as a debt issuance discount and a corresponding credit to paid-in capital, and was being amortized to interest expense over the term of the Note, or upon conversion. The note and accrued interest of $18,854 was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock and the remaining unamortized beneficial conversion discount of approximately $77,000 was charged to interest expense.

      Amortization expense for the year ended September 30, 2004 was $154,226.

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

      The Line of Credit has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (5.75% at September 30, 2004), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1 million of borrowings under the line of credit into our common stock at a price of $1.31 (a 10% premium over the 22-day

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.      Credit Facility/Notes Payable - (Continued)

trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004). The conversion price for each subsequent $1 million of borrowings will be adjusted upward so that the conversion price will always reflect a 10% premium over the 22-day trailing average closing price computed on each $1 million increment. The amount we may borrow at any time under the line of credit is limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. The Line of Credit requires us to maintain a minimum borrowing of $1,000,000.

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

      Net proceeds received from issuance of the Term Note amounted to $3,788,950 and were allocated to the Term Note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $64,000 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $248,200. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense along with the debt discount over the three-year term of the note or ratably upon any partial conversion.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Credit Facility/Notes Payable - (Continued)

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

       Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock;
(vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (ix) payments of any dividends either in cash or stock and
(x) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default.

      Pursuant to the terms of the Laurus notes, we are required to provide audited financial statements within ninety days of our fiscal yearend and due to unforeseen delays we provided the financial statements subsequent to the ninety days. Laurus has agreed to waive any and all defaults resulting from our failure to file our financial statements timely.

                                                                                   September 30,    September 30,
                                                                                       2004             2003
                                                                                   -------------    -------------
Notes payable consists of the following at:
Line of credit, First American, secured by all assets of GreenMan
  Technologies of Iowa, bearing interest at prime plus 1.0% (5.75% at
  September 30, 2004) ..........................................................    $   500,000     $   450,000
Line of credit, WAMCO, secured by eligible accounts receivable of
  GreenMan Technologies of Minnesota and GreenMan Technologies of Georgia,
  guaranteed by GreenMan, and bearing interest at prime plus
  2.0% .........................................................................             --         565,188
Term note payable, Republic Services of Georgia, LP, due in monthly installments of $3,125 plus interest at 10% with the remaining
  principal balance due March 2007 .............................................        656,250         690,625
Term note payable, First American, secured by assets of GreenMan
  Technologies of Iowa, due in equal monthly installments of $33,425
  including interest at 7.5through February 2008 ...............................      1,220,315       1,578,579
Term note payable, State of Iowa, secured by certain assets of
  GreenMan Technologies of Iowa, due in quarterly installments of $8,449 including interest at 1.5% with the remaining principal
  balance due November 2012 ....................................................        280,666         310,083
Term note payable, State of Iowa, secured by certain assets of
  GreenMan Technologies of Iowa, due in 32 quarterly installments of
  $6,920 including interest at 3% through October 2012 .........................        196,234              --
Term note payable, Sun Country Bank, secured by all assets of
  GreenMan Technologies of California, due in monthly installments of
  $6,607 including interest at 5.75% with the remaining principal
  balance due March 2011 .......................................................        438,600         493,530
Term note payable, Andrew and Karen Gundrum, secured by real estate of GreenMan Technologies of Wisconsin, due in monthly installments of $9,563 for eight months and monthly installments of $2,886
  including interest at 8% for sixty months ....................................        292,980         317,788
Term note payable, Cryopolymers Leasing, guaranteed by three officers, due in monthly installments of $7,553 including interest
  at 7.75% with the principal balance due June 2004 ............................             --       1,072,351
Term note payable, WAMCO, secured by machinery and equipment of
  GreenMan Technologies of Minnesota and GreenMan Technologies of
  Georgia, guaranteed by GreenMan, due in monthly installments of
  $34,067 including interest at prime plus 2.5% ................................             --         987,934

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Credit Facility/Notes Payable - (Continued)

                                                                                   September 30,    September 30,
                                                                                       2004             2003
                                                                                   -------------    -------------
Term note payable, Bremer, secured by real estate of GreenMan
  Technologies of Minnesota, due in monthly installments of $10,649 including interest at prime plus 2.75% for 36 months then prime
  plus 2.25% ...................................................................             --         884,747
Term note payable, WAMCO, secured by machinery and equipment acquired under the machinery and equipment line of credit, guaranteed by
  GreenMan, due in monthly installments of $13,283 including interest
  at prime plus 2.5% ...........................................................             --         425,541
Other term notes payable and assessments, secured by various equipment with interest rates ranging from 0% to 11.26% and
  requiring monthly installments from $598 to $5,808 ...........................      1,450,492       1,699,255
                                                                                    -----------     -----------
                                                                                      5,035,537       9,475,621
Less current portion ...........................................................     (1,677,390)     (3,748,663)
                                                                                    -----------     -----------
  Notes payable, non-current portion ...........................................    $ 3,358,147     $ 5,726,958
                                                                                    ===========     ===========

                                                                                   September 30,    September 30,
                                                                                       2004             2003
                                                                                   -------------    -------------
Convertible notes payable consists of the following at
Line of credit, Laurus, secured by eligible accounts receivable and inventory of GreenMan Technologies of Georgia, Minnesota and
  Tennessee, and bearing interest at prime plus 1.0% (5.75% at
  September 30, 2004) ..........................................................    $ 1,814,042     $        --
Term note payable, Laurus, secured by machinery and equipment of
  GreenMan Technologies of Georgia, Minnesota and Tennessee, due in
  33 monthly installments of $125,000 plus interest at prime plus 1%
  (5.75% at September 30, 2004) commencing November 1, 2004 ....................      3,705,134              --
                                                                                    -----------     -----------
                                                                                      5,519,176              --
Less current portion ...........................................................     (3,084,971)             --
                                                                                    -----------     -----------
  Convertible notes payable, non-current portion ...............................    $ 2,434,205     $        --
                                                                                    ===========     ===========

The following is a summary of maturities of all notes payable at September 30, 2004:

      Years Ending September 30,
      --------------------------
      2005 ...............................               $1,677,390
      2006................................                  956,740
      2007 ...............................                1,364,271
      2008 ...............................                  288,423
      2009 ...............................                  418,288
      2010 and thereafter.................                  330,425
                                                         ----------
                                                         $5,035,537
                                                         ==========

The following is a summary of maturities of all convertible notes payable at September 30, 2004:

      Years Ending September 30,
      --------------------------
      2005 ...............................               $3,084,971
      2006................................                1,395,930
      2007 ...............................                1,038,275
      2008 ...............................                       --
      2009 ...............................                       --
      20010 and thereafter................                       --
                                                         ----------
                                                         $5,519,176
                                                         ==========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2004 and 2003 amounted to $814,420 and $873,959, respectively.

9.    Notes Payable - Related Party

      Notes Payable, Related Party consists of the following:

Convertible Notes Payable - Related Party

      One of our directors was owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, the director agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9.    Notes Payable - Related Party  - (Continued)

the conversion price to $.75 per share. In September 2002, the director again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates which range from October 2004 to February 2005. The director exercised the warrants in fiscal 2003. (See Note 12).

      On February 16, 2004, the director converted both notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above.

Note Payable - Related Party

      In November 2000, we borrowed $200,000 from the same director who held the convertible notes referred to above. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, the director agreed to extend the maturity of the note for an additional twenty-four months or until November 2004. In June 2004, the director agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007.

      During the period of June to August 2003, two immediate family members of an officerloaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At September 30, 2004, the remaining balance due on these advances amounted to $400,000.In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amount due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007. At September 30, 2004, the remaining balance due on this note amounted to $99,320

      On September 30, 2003, our Georgia subsidiary's landlord, loaned us $100,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due September 30, 2004. In June 2004, the landlord agreed to invest the entire $100,000 principal balance of the unsecured promissory note plus accrued interest of $7,300 into the April 2004 private placement of investment units and received 121,932 units in this transaction.

      In October 2003, one of our officers loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, the same officer advanced us an additional $250,000 under substantially similar notes that are also due in June 2004. This officer agreed to invest all unpaid principal and interest under these notes amounting to approximately $350,000 into the April 2004 private placement of units and received 339,806 units in these transactions.

      The following is a summary of maturities of all related party notes payable at September 30, 2004:

      Years Ending September 30,
      --------------------------
      2005 ...............................         $      --
      2006................................                --
      2007................................           699,320
                                                   ---------
                                                   $ 699,320
                                                   =========

      Total interest expense for related party notes amounted to $143,727 and $76,717, for the fiscal years ended September 30, 2004 and 2003, respectively. Total accrued interest due related parties amounted to $49,820 and $175,754 at September 30, 2004 and 2003, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

10.   Capital Leases

      We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $348 to $17,642. Assets acquired under capital leases with an original cost of $4,411,461 and $3,291,481 and related accumulated amortization of $1,319,717 and $968,860 are included in property, plant and equipment at September 30, 2004 and 2003, respectively. Amortization expense for the years ended September 30, 2004 and 2003 amounted to $350,857 and $403,380 respectively.

      In April 2001, our Georgia subsidiary sold and then leased back their property under a twenty-year lease requiring a monthly rental of $17,642. The lease can be renewed for four additional five-year periods and provides us an option to repurchase the land and buildings at fair market value after the second anniversary of the lease. The lease has been classified as a capital lease with a value of $1,300,000.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with a company co-owned by an employee for equipment valued at $146,670. Under the terms of the lease, we are required to pay $4,394 per month rental and have the ability to purchase the equipment at the end of the lease at approximately 40% of original value. The lease is classified as a capital lease.

      In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by an employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The lease can be renewed for two additional four-year periods. The lease has been classified as a capital lease with a value of $1,400,000.

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2004:

      Years Ending
      September 30,
      -------------
         2005 ..................................      $   708,027
         2006 ..................................          596,087
         2007 ..................................          522,315
         2008 ..................................          435,771
         2009 ..................................          417,285
         2010 and thereafter ...................        4,185,483
                                                      -----------
      Total minimum lease payments .............        6,864,968
      Less amount representing interest ........       (3,687,106)
                                                      -----------
      Present value of minimum lease payments ..      $ 3,177,862
                                                      ===========

      For the years ended September 30, 2003 and 2002, interest expense on capital leases amounted to $376,650 and $349,556, respectively.

11.   Commitments and Contingencies

Employment Agreements

      We have employment agreements with three of our officers, which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      Our Iowa subsidiary leases a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by one of our employees . Under the terms of the lease, monthly rental payments of $8,250 are required for the first five years increasing to $9,000 per month for the remaining five years. The lease also provides a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Commitments and Contingencies - (Continued)

      Our Wisconsin subsidiary previously leased its facility located on approximately 4 acres of land for monthly rent of $3,600 pursuant to a three-year lease agreement. During 2003, the lease terminated upon our exercise of an option to purchase the property.

      We lease approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $5,070 under a five-year lease that expires in May 2008. In June 2004, we amended this lease to include an additional 1,125 square feet of office space for additional monthly rent of $1,500.

      For the years ended September 30, 2004 and 2003, total rental expense in connection with all non-cancellable real estate leases amounted to $302,004 and $299,244 respectively, of which $99,000 and $49,500 was applicable to the related-party lease in 2004 and 2003, respectively.

      We also rent various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $263 to $1,620 and with terms ranging from 48 to 84 months. In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by an employee. Monthly rent ranges from $321 to $2,800.

      For the fiscal years ended September 30, 2004 and 2003, total rent expense in connection with vehicle and equipment leases amounted to $78,177 and $195,886, respectively, of which, $15,786 and $147,649 was to related parties.

      The total future minimum rental commitment at September 30, 2004 under the above operating leases and the leases referred to in Note 7 are as follows:

Year ending September 30:          Real Estate       Equipment           Total
                                   -----------       ----------       ----------
   2005 .....................       $  315,504       $  222,913       $  538,417
   2006 .....................          185,340          320,209          505,549
   2007 .....................          177,840          303,600          481,440
   2008 .....................          154,560          303,600          458,160
   2009 .....................          153,630          246,900          400,530
   2010 and thereafter ......          378,000           86,000          464,000
                                    ----------       ----------       ----------
                                    $1,364,874       $1,483,222       $2,848,096
                                    ==========       ==========       ==========

Litigation

      There was no pending litigation as of September 30, 2004.

12.   Stockholders' Equity

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.   Stockholders' Equity - (Continued)

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

Other Common Stock Transactions

      On February 16, 2004, a director converted two convertible notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock (See Note 9).

      In April 2004, we issued 50,000 shares of unregistered stock (valued at $44,000) to the lessor of certain processing equipment leased by our Wisconsin subsidiary as partial consideration in a lease buy-out transaction.

      On June 24, 2004, we issued 369,331 shares of common stock upon the conversion of a December 23, 2003 note payable in the principal amount of $375,000 and accrued interest of $18,854 (See Note 8).

      On June 30, 2004, we issued 57,252 shares of our unregistered common stock valued at $75,000 for investment banking services in conjunction with the Laurus financing (See Note 8).

1993 Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004.

      During the period of December 2002 to September 2003, two former employees and three directors collectively exercised 69,106 options to purchase unregistered shares of our common stock at prices ranging from $.38 to $.85 per share for gross proceeds of $39,304.

      During the period of February 2004 to June 2004, two directors and an officer, collectively exercised options and warrants to purchase 223,538 shares of unregistered common stock at exercise prices ranging from $0.38 to $0.94 per share for gross proceeds of $150,435.

      Stock options and activity is summarized as follows:

                                                           Year Ended                  Year Ended
                                                       September 30, 2004          September 30, 2003
                                                    -----------------------      ----------------------
                                                                   Weighted                    Weighted
                                                                   Average                      Average
                                                                   Exercise                    Exercise
                                                      Shares         Price        Shares          Price
                                                    ---------      --------      ---------     --------
Outstanding at beginning of period                  1,983,894       $ .91        2,113,000      $ .90
Granted                                                    --          --               --         --
Canceled                                              (90,000)        .53          (60,000)      1.17
Exercised                                            (223,538)        .67          (69,106)       .57
                                                    ---------                    ---------
Outstanding at end of period                        1,670,356         .87        1,983,894        .91
                                                    =========                    =========
Exercisable at end of period                        1,498,356         .87        1,533,094        .95
                                                    =========                    =========
Reserved for future grants at end of period                --                      936,880
                                                    =========                    =========
Weighted average fair value of options
   granted during the period                                        $  --                       $  --

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.   Stockholders' Equity - (Continued)

      Information pertaining to options outstanding under the plan at September 30, 2004 is as follows:

                                   Options Outstanding                  Options Exercisable
                          --------------------------------------      ----------------------
                                          Weighted
                                           Average      Weighted                     Weighted
                                          Remaining     Average                       Average
Exercise                    Number       Contractual    Exercise         Number      Exercise
Prices                    Outstanding        Life         Price        Exercisable     Price
------                    ------------   -----------    --------      ------------   --------
$  .38 - .53                  540,462        5.8         $ .48            438,262       $ .49
$  .81 - 1.09               1,041,894        4.3           .99          1,021,894         .99
$ 1.35 - $1.80                 88,000        6.6          1.77             38,200        1.74
                            ---------                                   ---------
                            1,670,356        4.9         $ .87          1,498,356       $ .87
                            =========                                   =========

2004 Stock Option Plan

    Our 2004 Stock Option Plan was adopted by the Board of Directors on April 21, 2004, and is subject to ratification by our stockholders. Subject to such ratification, options granted under the 2004 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. We will evaluate the market price of our common stock on the date the plan is ratified as compared to the exercise price of all previously granted options under the plan to determine the amount of compensation expense, if any, that should be recognized on such grants.

    Our Board of Directors will grant options and establish the terms of the grant in accordance with the provisions of the 2004 Stock Option Plan. Stock options granted are summarized as follows:

                                                                             Year Ended
                                                                         September 30, 2004
                                                                     -------------------------
                                                                                      Weighted
                                                                                      Average
                                                                                      Exercise
                                                                       Shares           Price
                                                                     ---------        --------
Outstanding at beginning of period                                          --          $  --
Granted                                                                538,000           1.11
Canceled                                                                    --             --
Exercised                                                                   --             --
                                                                     ---------
Outstanding at end of period                                           538,000           1.11
                                                                     =========
Exercisable at end of period                                                --             --
                                                                     =========
Reserved for future grants at end of period                          1,462,000
                                                                     =========
Weighted average fair value of options granted during the period                        $0.32

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

      The Board of Directors has reserved 60,000 shares of our common stock for issuance under this plan and as of September 30, 2004, options to purchase 32,000 shares of our common stock have been granted of which 22,000 are outstanding and exercisable at prices ranging from $0.38to $1.95.

      In September 2003, a director exercised options to purchase 10,000 shares of our unregistered common stock at prices ranging from $.38 to $1.09 per share for gross proceeds of $8,060.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

12.   Stockholders' Equity - (Continued)

      During the fiscal years ended September 30, 2004 and 2003, options were granted to purchase 6,000 shares of common stock at $1.10 per share and $1.95 per share, respectively. The options are exercisable for a period of ten years. The weighted average fair value of the options granted during the years ended September 30, 2004 and 2003 were $.37 and $.41 per share, respectively.

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

      In January 2004, warrants to purchase 117,852 shares of our common stock were exercised at pricing ranging from $1.00 to $1.50 using a net exercise feature, and as a result, we issued 29,128 shares of our common stock.

      On June 30, 2004, we issued Laurus a warrant to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29 and a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. The warrants vest immediately and have a five-year term. In addition, we issued a warrant to purchase up to 270,000 shares of our common stock at prices ranging from $1.64 to $2.29 for investment banking services. The warrants vest immediately and have a five-year term.

Information pertaining to all other options and warrants granted and outstanding is as follows:

                                                 Year Ended                 Year Ended
                                             September 30, 2004         September 30, 2003
                                           ---------------------      ----------------------
                                                        Weighted                    Weighted
                                                        Average                     Average
                                                        Exercise                    Exercise
                                             Shares       Price         Shares        Price
                                           ---------    --------      ---------     --------
Outstanding at beginning of period         2,004,900     $ 1.28       2,474,900      $ 3.41
Granted                                    3,001,103       1.74              --          --
Canceled                                    (132,148)      1.98        (270,000)      22.24
Exercised                                   (117,852)      1.17        (200,000)        .41
                                           ---------                  ---------
Outstanding at end of period               4,756,003       1.55       2,004,900        1.28
                                           =========                  =========
Exercisable at end of period               4,661,003       1.56       1,814,900        1.33
                                           =========                  =========
Weighted average fair value of options
granted during the period                                $  .14                      $   --

                                    Options Outstanding                 Options Exercisable
                           -------------------------------------     -------------------------
                                           Weighted
                                            Average     Weighted                      Weighted
                                           Remaining    Average                       Average
Exercise                      Number      Contractual   Exercise        Number        Exercise
Prices                     Outstanding       Life        Price       Exercisable       Price
------                     -----------    -----------   --------     -----------      --------
$  .50 - 1.09                2,046,497       4.63        $  .95       1,996,497        $  .96
$ 1.50 - 4.50                2,672,106       4.17          1.96       2,627,106          1.97
$ 5.00 - 5.65                   37,400       1.40          5.58          37,400          5.58
                             ---------                                ---------
                             4,756,003       3.95        $ 1.55       4,661,003        $ 1.56
                             =========                                =========

Common Stock Reserved

      We have reserved common stock at September 30, 2004 as follows:

      Stock option plans .......................................      2,258,356
      Other stock options ......................................      1,151,500
      Other warrants ...........................................      3,604,503
      Shares issuable upon conversion of notes payable..........      3,900,000
                                                                     ----------
                                                                     10,914,359
                                                                     ==========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


13.   Employee Benefit Plan

      Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2004 and 2003, respectively.

14.   Segment Information

      We operate in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

15.   Major Customers

      During the fiscal years ended September 30, 2004 and 2003, no one customer accounted for more than 10% of our consolidated net sales.

16.   Income Taxes

      The provision (benefit) for income taxes was comprised of the following amounts for the years ended:

                                                    September 30,  September 30,
                                                         2004          2003
                                                    -------------  -------------
      Current:
      Federal.....................................      $   --         $   --
      State ......................................          --            550
                                                        ------         ------
                                                            --            550
                                                        ------         ------
      Deferred federal and state taxes............          --             --
                                                        ------         ------
      Total (benefit) provision for income taxes..      $   --         $  550
                                                        ======         ======

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

The following differences give rise to deferred income taxes:

                                                September 30,      September 30,
                                                    2004               2003
                                                -------------      -------------

Net operating loss carry forwards ........       $ 9,735,000        $ 8,237,000
Differences in fixed asset bases .........        (1,084,000)          (477,000)
Capital loss carryover ...................                --            220,000
Other, net ...............................           (17,000)            73,000
                                                 -----------        -----------
                                                   8,634,000          8,053,000
Valuation reserve ........................        (8,364,000)        (7,783,000)
                                                 -----------        -----------
Net deferred tax asset ...................       $   270,000        $   270,000
                                                 ===========        ===========

The change in the valuation reserve is as follows:

                                                   Year Ended        Year Ended
                                                 September 30,     September 30,
                                                     2004              2003
                                                 -------------     -------------
Balance at beginning of period .............      $ 7,783,000      $ 6,614,000
Increase due to rate differentials and
  current period operating results..........          581,000        1,169,000
                                                  -----------      -----------
Balance at end of period ...................      $ 8,364,000      $ 7,783,000
                                                  ===========      ===========

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

16.   Income Taxes - (Continued)

      During the past twelve months we have implemented several initiatives which will allow us to increase our overall revenue with no further capital investment. We are currently selling product into several new, higher-value markets. In response to growing crumb rubber demand, we have doubled the crumb rubber processing capacity at our California facility. The implementation of our waste wire processing equipment in Iowa and Minnesota during fiscal 2003 has reduced our residual disposal costs and provided for increased revenue through the sale of the steel by-product and premium prices paid for crumb rubber feedstock. In addition, on-going efforts to reduce selling, general and administrative costs have resulted in a $755,000 reduction in these costs during fiscal 2004.

      In June 2004, we completed a $9 million financing with Laurus and have earmarked over $1 million for full implementation of our new high-volume tire processing facility in Tennessee. We anticipate the facility to be operational during the second quarter of fiscal 2005 thus eliminating over $80,000 per month of excess transportation costs necessitated by transporting tires to our Georgia location for processing. In addition, our Georgia waste wire processing equipment which was damaged by a fire in March 2003 became operational in November 2004. Based on historical results and current Iowa and Minnesota performance of similar equipment, we anticipate our performance will be enhanced by almost $300,000 per quarter in the form of new product revenue and reduced disposal expenses in Georgia.

      In light of the nature and character of losses sustained during the prior twenty four months and the performance enhancing initiatives described above, we have evaluated the realizability of the deferred tax asset and concluded that based on projected net income in future years, it is more likely than not, this deferred asset will be realized through utilization of net operating loss carryforwards in the future. The remaining net operating loss carry forwards and other components of the net deferred tax asset continue to have a full valuation allowance. We will evaluate the realizability of these deferred tax assets each quarter.

      As of September 30, 2004, we had net operating loss carry forwards of approximately $25,000,000. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2013 and 2004, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

17.   Fair Value of Financial Instruments

      At September 30, 2004 and 2003, our financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $5,519,176 convertible notes payable is $5,985,166 at September 30, 2004 based upon the intrinsic value of the conversion feature on that date (see Note 8).

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GreenMan Technologies, Inc.


                                                         /s/ Robert H Davis
                                                         ------------------
                                                          Robert H. Davis
                                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                    Title(s)                       Date
         ---------                    --------                       ----

  /s/ Maurice E. Needham       Chairman of the Board           January 13, 2005
  ----------------------
    Maurice E. Needham

      Robert H. Davis         Chief Executive Officer,         January 13, 2005
      ---------------         President and Director
      Robert H. Davis

     Charles E. Coppa         Chief Financial Officer,         January 13, 2005
     ----------------         Treasurer and Secretary
     Charles E. Coppa     (Principal Financial Officer and
                            Principal Accounting Officer)

        Lew F. Boyd                   Director                 January 13, 2005
        -----------
        Lew F. Boyd

      Dr. Allen Kahn                  Director                 January 13, 2005
      --------------
      Dr. Allen Kahn

        Lyle Jensen                   Director                 January 13, 2005
        -----------
        Lyle Jensen