Form 10QSB
period 2004-12-31
GREENMAN TECHNOLOGIES INC
filed 2005-02-22
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



   For Quarter Ended  December 31, 2004        Commission File Number  1-13776
                     -------------------                              ---------


                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                71-0724248
      -------------------------------                 ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)



    7 Kimball Lane, Building A, Lynnfield, MA               01940
     ----------------------------------------             ----------
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

                               Yes |X|    No |_|


              Number of shares outstanding as of February 21, 2005
                 Common Stock, $.01 par value: 19,200,352 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2004

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page

Item 1. Financial Statements (*)

        Unaudited Consolidated Balance Sheets as of  December 31, 2004 and
        September 30, 2004                                                     3

        Unaudited Consolidated  Statements of Operations for the three
        months ended December 31, 2004 and 2003                                4

        Unaudited Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended December 31, 2004                    5

        Unaudited Consolidated Statements of Cash Flows for the three
        months ended December 31, 2004 and 2003                                6

        Notes to Unaudited Consolidated Financial Statements                7-15

Item 2. Management's Discussion and Analysis or Plan of Operations         16-28

Item 3. Controls and Procedures                                               28

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           29

Item 6. Exhibits and Reports on Form 8-K                                      29

        Signatures                                                            30


* The financial information at September 30, 2004 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                        December 31,    September 30,
                                                                                            2004            2004
                                                                                        ------------    ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $    297,012    $    509,787
  Accounts receivable, trade, less allowance for doubtful accounts of $218,713 and
     $187,559 as of December 31, 2004 and September 30, 2004 ........................      3,760,785       4,383,935
  Product inventory .................................................................        717,841         667,839
  Other current assets ..............................................................      1,327,329       1,365,594
                                                                                        ------------    ------------
        Total current assets ........................................................      6,102,967       6,927,155
                                                                                        ------------    ------------
Property, plant and equipment, net ..................................................     11,679,019      11,516,253
                                                                                        ------------    ------------
Other assets:
  Deferred loan costs ...............................................................        589,046         626,233
  Goodwill, net .....................................................................      3,533,894       3,533,894
  Customer relationship intangibles, net ............................................        247,525         253,725
  Deferred tax asset ................................................................             --         270,000
  Other .............................................................................        690,561         494,496
                                                                                        ------------    ------------
        Total other assets ..........................................................      5,061,026       5,178,348
                                                                                        ------------    ------------
                                                                                        $ 22,843,012    $ 23,621,756
                                                                                        ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ............................................................   $  1,174,722    $  1,177,390
  Notes payable, line of credit .....................................................        399,950         500,000
  Convertible notes payable, current ................................................      1,520,929       1,270,929
  Convertible notes payable, line of credit .........................................      2,202,789       1,814,042
  Accounts payable ..................................................................      5,177,737       4,158,492
  Accrued expenses, other ...........................................................      1,127,425       1,225,455
  Obligations under capital leases, current .........................................        300,072         302,977
                                                                                        ------------    ------------
        Total current liabilities ...................................................     11,903,624      10,449,285
  Notes payable, related parties, non-current portion ...............................        699,320         699,320
  Notes payable, non-current portion ................................................      3,165,928       3,358,147
  Convertible notes payable, non-current portion ....................................      2,085,222       2,434,205
  Obligations under capital leases, non-current portion .............................      2,799,989       2,874,885
  Deferred gain on sale leaseback transaction .......................................        406,967         419,115
                                                                                        ------------    ------------
        Total liabilities ...........................................................     21,061,050      20,234,957
                                                                                        ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ...             --              --
  Common stock, $.01 par value, 30,000,000 shares authorized, 19,200,352 shares and 19,072,963 shares issued and outstanding at December 31, 2004 and
    September 30, 2004 ..............................................................        192,003         190,729
  Additional paid-in capital ........................................................     31,954,110      31,755,384
  Accumulated deficit ...............................................................    (30,364,151)    (28,559,314)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................      1,781,962       3,386,799
                                                                                        ------------    ------------
                                                                                        $ 22,843,012    $ 23,621,756
                                                                                        ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Operations

                                                                  Three Months Ended
                                                             December 31,    December 31,
                                                                 2004            2003
                                                             ------------    ------------
Net sales ................................................   $  8,045,357    $  7,798,750
Cost of sales ............................................      7,944,233       6,659,941
                                                             ------------    ------------
Gross profit .............................................        101,124       1,138,809
                                                             ------------    ------------
Operating expenses:
    Selling, general and administrative ..................      1,215,536       1,068,241
                                                             ------------    ------------
Operating profit (loss) ..................................     (1,114,412)         70,568
                                                             ------------    ------------
Other income (expense):
    Interest and financing costs .........................       (405,901)       (354,796)
    Casualty income, net .................................             --         112,766
    Other, net ...........................................        (14,524)         (6,121)
                                                             ------------    ------------
        Other income (expense), net ......................       (420,425)       (248,151)
                                                             ------------    ------------
Net loss before income taxes .............................     (1,534,837)       (177,583)
Income tax provision .....................................        270,000              --
                                                             ------------    ------------
Net loss .................................................   $ (1,804,837)   $   (177,583)
                                                             ============    ============

Net loss per share - basic and diluted ...................   $      (0.09)   $      (0.01)
                                                             ============    ============

Weighted average shares outstanding - basic and diluted ..     19,106,195      16,061,939
                                                             ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2004

                                                                                   Additional
                                                                Common Stock         Paid In      Accumulated
                                                             Shares      Amount      Capital         Deficit        Total
                                                           ---------------------   -----------   -------------   -----------
Balance, September 30, 2004 ............................   19,072,963   $190,729   $31,755,384   $(28,559,314)   $ 3,386,799
Common stock issued in connection with potential
  business acquisition .................................      127,389      1,274       198,726             --        200,000
Net loss for the three months ended December 31, 2004 ..           --         --            --     (1,804,837)    (1,804,837)
                                                           ----------   --------   -----------   ------------    -----------
Balance, December 31, 2004 .............................   19,200,352   $192,003   $31,954,110   $(30,364,151)   $ 1,781,962
                                                           ==========   ========   ===========   ============    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                      Three Months Ended December 31,
                                                                                             2004          2003
                                                                                         -----------    ---------
Cash flows from operating activities:
    Net loss .........................................................................   $(1,804,837)   $(177,583)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation .....................................................................       576,402      541,216
    Deferred income tax writeoff .....................................................       270,000           --
    Loss on disposal of property, plant and equipment ................................        17,321        5,099
    Amortization .....................................................................        92,878       27,764
    Decrease (increase) in assets:
        Accounts receivable ..........................................................       623,150      (92,765)
        Insurance claim receivable ...................................................            --      634,172
        Product inventory ............................................................       (50,002)    (204,065)
        Other current assets .........................................................        38,265      (18,709)
    (Decrease) increase in liabilities:
        Accounts payable .............................................................     1,019,245     (789,888)
        Accrued expenses .............................................................       (98,030)    (331,057)
                                                                                         -----------    ---------
           Net cash provided by (used for) operating activities ......................       684,392     (405,816)
                                                                                         -----------    ---------
Cash flows from investing activities:
    Purchase of property and equipment ...............................................      (756,487)    (240,509)
    (Increase) in notes receivable, officers .........................................            --       (3,429)
    Decrease (increase) in other assets ..............................................        (2,963)    (201,907)
                                                                                         -----------    ---------
           Net cash (used for) investing activities ..................................      (759,450)    (445,845)
                                                                                         -----------    ---------
Cash flows from financing activities:
    Decrease (increase) in deferred financing costs ..................................       (13,170)     (94,367)
    Net advances under line of credit ................................................       273,141      187,873
    Repayment of notes payable .......................................................      (355,887)    (470,781)
    Proceeds from notes payable ......................................................        36,000      239,257
    Proceeds from notes payable, related parties .....................................            --       75,000
    Proceeds from convertible notes payable ..........................................            --      375,000
    Principal payments on obligations under capital leases ...........................       (77,801)    (104,532)
                                                                                         -----------    ---------
           Net cash (used for)  provided by financing activities .....................      (137,717)     207,450
                                                                                         -----------    ---------
Net increase (decrease) in cash ......................................................      (212,775)    (644,211)
Cash and cash equivalents at beginning of period .....................................       509,787      990,745
                                                                                         -----------    ---------
Cash and cash equivalents at end of period ...........................................       297,012    $ 346,534
                                                                                         ===========    =========

Supplemental cash flow information:
  Common stock issued in connection with potential business acquisition ..............       200,000           --
  Interest paid ......................................................................       320,967      323,760
  Taxes paid .........................................................................         4,227          550

      See accompanying notes to unaudited consolidated financial statements

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

1.   Business

     GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Alabama, Florida, Georgia, Illinois, Missouri and Tennessee.

2.   Basis of Presentation

     The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $5,800,659 at December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These and other conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

     Despite these challenges during the past eighteen months, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations which will allow us to increase our overall revenue with limited capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during fiscal 2004 and 3% for the quarter ended December 31, 2004, despite the fact that our Georgia waste wire processing equipment has been inoperable until November 2004. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire in Georgia. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets. The reconfiguration was completed during the quarter ended December 31,2004. Additionally, management continues to attempt to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

     We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis and have implemented and/or are in the process of implementing the following actions:

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

2.   Basis of  Presentation - (Continued)

A.   Credit Facility Refinancing

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

D.   Convertible Note Payable

     In December 2003, we entered into a note purchase agreement with an accredited investor and, pursuant thereto, we issued a convertible note in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The note and accrued interest of $11,854 was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock.

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

F.   Tennessee Facility

     We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. No assurance can be given, however, that we will be able to open this facility on a fully operational basis in a timely manner.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

3.   Net Loss Per Share

     Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2004 and 2003, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

5.   Annual Assessment of Goodwill

     We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter. As of June 30, 2004, we have concluded that goodwill is not impaired.

6.   Notes Receivable, Officers

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

     In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans were secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer agreed to apply his then outstanding balance of $24,000 against obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10). On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

7.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                            December 31,        September 30,       Estimated
                                                                2004                2004           Useful Lives
                                                            ------------         -----------      --------------
     Land ........................................           $   167,981         $   167,981
     Buildings and improvements ..................             3,643,098           3,595,104      10 - 20 years
     Machinery and equipment .....................            10,754,356           9,716,896       5 - 10 years
     Furniture and fixtures ......................               440,423             277,146       3 - 5 years
     Motor vehicles ..............................             6,140,018           6,087,959       3 - 10 years
     Construction in process .....................               149,333             891,267
                                                             -----------         -----------
                                                              21,295,209          20,736,353

     Less accumulated deprecation and
       amortization ..............................            (9,616,190)         (9,220,100)
                                                             -----------         -----------
     Property, plant and equipment, net ..........           $11,679,019         $11,516,253
                                                             ===========         ===========

8.   Acquisition Deposit

     In August 2004, we executed a non-binding letter of intent and escrow agreement in connection with a potential business acquisition. Pursuant to the escrow agreement, we have made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by the third party. These leases were executed in January 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of the third party if predetermined financial performance criteria are met by the third party during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to the third party. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, the third party shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. In connection with this agreement and based on the fair market value of our stock at each quarter end, we may be required to record an asset or liability based upon the sufficient number of shares required to meet the requirements of the agreement, as required under Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". At December 31, 2004, we have not recorded a related liability as the amount is immaterial, and would be offset by a corresponding increase in the related deposit. We have also agreed to use the $350,000 held in escrow to prepare and move the leased equipment for our use. The $350,000 escrow deposit is included in other long term assets.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

9.   Notes Payable/Credit Facilities

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

     On November 15, 2004, First American reduced the availability under our working capital line of credit and issued a $100,050 Irrevocable Letter of Credit as collateral for a performance bond associated with a significant scrap tire cleanup project in Iowa. The Letter of Credit will remain in force until the sooner of the projects completion (estimated to be May 2005) or November 15, 2005.

Laurus Credit Facility

     On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our existing credit facility with WAMCO and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank.

     The line of credit has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.25% at December 31, 2004), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1 million of borrowings under the line of credit into our common stock at a price of $1.31 (a 10% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004). The conversion price for each subsequent $1 million of borrowings will be adjusted upward so that the conversion price will always reflect a 10% premium over the 22-day trailing average closing price computed on each $1 million increment. The amount we may borrow at any time under the line of credit is limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. The line of credit requires us to maintain a minimum borrowing of $1,000,000.

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

9.   Notes Payable/Credit Facility - (Continued)

     The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.25% at December 31, 2004), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal will be amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. As of February 21, 2005, Laurus has agreed to defer payment of our December - February 2005 monthly principal payments until March 1, 2005 at which time they may chose to request payment of one of all of the deferred payments or defer the payments for an additional period. Laurus has the option to convert some or all of the principal and interest payments into common stock at a fixed conversion price of $1.25 reflecting a 5% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004. ("Fixed Conversion Price"). Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of the Fixed Conversion Price.

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

     Total debt issuance costs incurred in connection with securing the credit facility amounted to approximately $674,000 of deferred financing costs which will be amortized to interest expense over the three year term. Additionally, a management fee amounting to $315,000 was paid to Laurus from the closing proceeds, and was recorded as a debt discount to be amortized to interest expense over the three year term.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

9.   Notes Payable/Credit Facility - (Continued)

     We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants. Pursuant to this agreement, we filed a registration statement on Form SB-2 with respect to 4,724,565 shares of our common stock with the Securities and Exchange Commission on July 30, 2004. This statement was declared effective on January 26, 2005. We will file a registration statement with respect to 2,157,000 additional shares that may be issued to Laurus after the listing of those shares on the American Stock Exchange is approved by our stockholders.

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

     Pursuant to the terms of the Laurus notes, we are required to provide unaudited financial statements within forty five days of each quarter end and due to unforeseen delays we provided the financial statements subsequent to the forty five days. Laurus has agreed to waive any and all defaults resulting from our failure to file our financial statements timely.

10.   Notes Payable-Related Party

Convertible Notes Payable-Related Party

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

10.   Notes Payable-Related Party - (Continued)

Notes Payable-Related Party

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

     During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At December 31, 2004, the remaining balance due on these advances amounted to $400,000.In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007.

     In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock . In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amount due under the Laurus credit facility (See Note 8) have been repaid or June 30, 2007. At December 31, 2004, the remaining balance due on this note amounted to $99,320.

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                December 31, 2004

11.  Stock Options

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to our employees and directors. Had the compensation cost for the stock options issued to our employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                   Three Months Ended      Three Months Ended
                                                    December 31,2004        December 31,2003
                                                    ----------------        ----------------

Net loss as reported ..........................        $(1,804,837)             $(177,583)
Add: Compensation recognized under APB No.25 ..                 --                     --
Less: Compensation recognized under FAS 123 ...            (25,997)               (19,845)
                                                       -----------              ---------
Pro forma net loss ............................        $(1,830,834)             $(197,428)
                                                       ===========              =========

Net loss per share:
    Basic and diluted- as reported ............        $     (0.09)             $   (0.01)
                                                       ===========              =========
    Basic and diluted - pro forma .............        $     (0.10)             $   (0.01)
                                                       ===========              =========

12.  Income Taxes

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

     During the past twelve months we have implemented several initiatives which will allow us to increase our overall revenue with limited capital investment. We are currently selling product into several new, higher-value markets. The implementation of our waste wire processing equipment in Iowa and Minnesota during fiscal 2003 has reduced our residual disposal costs and provided for increased revenue through the sale of the steel by-product and premium prices paid for crumb rubber feedstock.

     As noted previously, on June 30, 2004, we completed a $9 million financing with Laurus and had earmarked over $1 million for full implementation of our new high-volume tire processing facility in Tennessee. In August 2004, we used $350,000 of the proceeds as a "good faith" deposit with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in Tennessee (See Note 8) and agreed to apply the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce our disposal expense. We are currently evaluating several alternatives which will allow us to reduce our current operating losses in Tennessee during the second quarter of fiscal 2005 which include but are not limited to continuation of shredding on a limited basis in Tennessee. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month. In addition, our Georgia waste wire processing equipment which was damaged by a fire in March 2003 was returned to operation in November 2004. Based on historical results and current Iowa and Minnesota performance of similar equipment, we anticipate our performance will be enhanced by almost $300,000 per quarter in the form of new product revenue and reduced disposal expenses in Georgia.

     While overall quality of revenue (total revenue per scrap tire) increased 10% during the quarter ended December 31, 2004 our overall inbound tires decreased 7% and total cost of sales increased approximately $1,284,000 or 19% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations as well as unforeseen decreases in inbound tire volumes during the quarter which we believe was attributable to the lingering impact of severe weather conditions experienced in both regions during the late summer and early fall periods. We are currently installing equipment which we believe will positively impact the reduced processing capacity issues in the Southeast and have begun to experience increased inbound scrap tire volumes. Based on the unforeseen magnitude of the quarterly loss, we have determined the near-term realizability of the non-cash deferred tax asset of $270,000 to be questionable and therefore have provided a valuation allowance on the entire amount in the quarter. We will evaluate the realizability of these deferred tax assets each quarter.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2004.

Results of Operations

Three Months ended December 31, 2004 Compared to the Three Months ended December 31, 2003

     Net sales for the three months ended December 31, 2004 were $8,045,351, a 3% increase, compared to last year's net sales of $7,798,750. Our overall quality of revenue increased 10% during the quarter ended December 31, 2004 primarily due to a 6% increase in overall product revenues and a 4% increase in tipping fees per passenger tire equivalent, despite the fact our inbound scrap tire volume decreased 7% during the quarter. We processed over 7.6 million passenger tire equivalents during the three months ended December 31, 2004, compared to approximately 8.1 million passenger tire equivalents during the quarter ended December 31, 2003.

     Overall end product sales increased $124,658 to $2,085,578 during the quarter ended December 31, 2004, compared to $1,960,920 for the same period last year, despite our Georgia waste wire processing equipment being off-line from April 2003 to November 2004. The increase in end product sales is attributable to implementation of our waste wire processing equipment in the Midwest during the second half of fiscal 2003 and stronger crumb rubber and tire derived fuel sales during the quarter ended December 31, 2004.

     Gross profit for the quarter ended December 31, 2004 was $101,124 or 1% of net sales, compared to $1,138,809 or 15% of net sales for the quarter ended December 31, 2003. Our cost of sales increased approximately $1,284,000 or 19% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations as well as unforeseen decreases in inbound tire volumes during the quarter which we believe was attributable to the lingering impact of severe weather conditions experienced in both regions during the late summer and early fall periods. We are currently installing equipment which we believe will positively impact the reduced processing capacity issues in the Southeast and have begun to experience increased inbound scrap tire volumes.

     Selling, general and administrative expenses for the quarter ended December 31, 2004 increased $147,295 to $1,215,536 or 15% of net sales, compared to $1,068,241 or 14% of net sales for the quarter ended December 31, 2003. The increase was primarily attributable to increased outside professional expenses.

     As a result of the foregoing, we had an operating loss of $1,114,412 for the quarter ended December 31, 2004 as compared to an operating profit of $70,568 for the quarter ended December 31, 2003.

     Interest and financing costs for the quarter ended December 31, 2004 increased $51,105 to $405,901, compared to $354,796 for the quarter ended December 31, 2003.

     In addition to the disruption of operations and lost revenues caused by the March 2003 fire, we also incurred additional direct costs relating to damaged equipment and excess disposal costs totaling approximately $95,000 which were offset by an insurance recovery of $207,873 during the quarter ended December 31, 2003.

     Based on the unforeseen magnitude of the quarterly loss, we determined the near-term realizability of the non-cash deferred tax asset of $270,000 to be questionable and therefore have provided a valuation allowance on the entire amount in the quarter and accordingly have written it off during the quarter ended December 31, 2004.

     As a result of the foregoing, our net loss for the quarter ended December 31, 2004 increased $1,627,254 to $1,804,837 or $.09 per basic share, compared to a net loss of $177,583 or $.01 per basic share for quarter ended December 31, 2003.

Liquidity and Capital Resources

     As of December 31, 2004, we had $297,012 in cash and cash equivalents and a working capital deficiency of $5,800,659. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products, and re-establishing continued profitability from operations will be critical to our future liquidity.

     The Consolidated Statements of Cash Flows reflect events in 2004 and 2003 as they affect our liquidity. During the quarter ended December 31, 2004, net cash provided by operating activities was $684,392 which reflects a net loss of $1,804,837 which was positively impacted by depreciation and amortization of $669,280, a $270,000 non-cash deferred tax asset write-off, a $623,150 decrease in accounts receivable and a $1,019,245 increase to accounts payable. During the quarter ended December 31, 2003, net cash used by operating activities was $405,816 reflecting a net loss of $177,583; a decrease in accounts payable and accrued expenses of $1,120,945 and an increase in product inventory of $204,065. These amounts were positively impacted by depreciation and amortization and the receipt of $634,172 in insurance proceeds.

     Net cash used for investing activities was $759,450 for the quarter ended December 31, 2004 reflecting the purchase of $756,487 of machinery and equipment associated with the completion of our Georgia waste wire processing equipment in November 2004. The net cash used for investing activities for the quarter ended December 31, 2003 was $445,845.

     Net cash used for financing activities was $137,717 during the quarter ended December 31, 2004 and was positively impacted by availability under our new Laurus credit facility. This increase were offset by repayment of notes payable of $355,887 and capital leases of $77,801. Positively affecting cash flows from financing activities for the quarter ended December 31, 2003 were proceeds from the issuance of notes payable to unrelated and related parties.

     The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $5,800,659 at December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. These conditions have caused us to incur both significant expenses in the short-term and have limitations on our ability to grow in the longer-term.

     Despite these challenges during the past twenty four months, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota, Georgia and Tennessee locations which will allow us to increase our overall revenue with limited capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during fiscal 2004 and 6% for the quarter ended December 31, 2004, despite the fact our Georgia waste wire processing equipment has been inoperable until November 2004. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets and as of September 30, 2004 our efforts resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the quarter ended December 31,2004. Additionally, management continues to attempt to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

     We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis. and have implemented and/or are in the process of implementing the following actions:

   Credit Facility Refinancing

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

     The line of credit has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.25% at December 31, 2004), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1 million of borrowings under the line of credit into our common stock at a price of $1.31 (a 10% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004). The conversion price for each subsequent $1 million of borrowings will be adjusted upward so that the conversion price will always reflect a 10% premium over the 22-day trailing average closing price computed on each $1 million increment. The amount we may borrow at any time under the line of credit is limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. The line of credit requires us to maintain a minimum borrowing of $1,000,000.

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

     The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.25 % at December 31, 2004), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal will be amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Laurus has the option to convert some or all of the principal and interest payments into common stock at a fixed conversion price of $1.25 reflecting a 5% premium over the 22-day trailing average closing price of our common stock on the American Stock Exchange on June 30, 2004. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price.

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

     Total debt issuance costs incurred in connection with securing the Laurus credit facility amounted to approximately $674,000 which have been recorded as deferred financing costs to be amortized to interest expense over the three year term. Additionally, a management fee amounting to $315,000 was paid to Laurus from the closing proceeds, and was recorded as a debt discount to be amortized to interest expense over the three year term.

     We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants. Pursuant to this agreement, we filed a registration statement on Form SB-2 with respect to 4,724,565 shares of our common stock with the Securities and Exchange Commission on July 30, 2004. This statement was declared effective on January 26, 2005. We will file a registration statement with respect to 2,157,000 additional shares that maybe issued to Laurus after the listing of those shares on the American Stock Exchange is approved by our stockholders.

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

     From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. At September 30, 2004, the remaining balance on these advances amounted to $699,320.

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

     On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs of approximately $95,000 during the quarter. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of the March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational.

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

     Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce our disposal expense. We are currently evaluating several alternatives which will allow us to reduce our current operating losses in Tennessee during the second quarter of fiscal 2005 which include but are not limited to continuation of shredding on a limited basis in Tennessee. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month.

     Also in February 2003, we decided to reconfigure the operations of our Wisconsin facility from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The decision was made because the cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. As of September 30, 2004, our on-going efforts to increase tire volume and reduce expenses in Wisconsin have resulted in a $385,000 reduction in that facility's year-to-date expenses compared to the same period last year. The reconfiguration was completed during the first quarter of fiscal 2005.

     In August 2004, we executed a non-binding letter of intent and escrow agreement in connection with a potential business acquisition. Pursuant to the escrow agreement, we have made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by the third party. These leases were executed in January 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of the third party if predetermined financial performance criteria are met by the third party during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to the third party. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, the third party shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. In connection with this agreement and based on the fair market value of our stock at each quarter end, we maybe required to record an asset or liability based upon the sufficient number of shares required to meet the requirements of the agreement, as required under Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". We have also agreed to use the $350,000 held in escrow to prepare and move the leased equipment for our use. The $350,000 escrow deposit is included in other long term assets.

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

     Based on our fiscal 2005 operating plan, we believe that available working capital together with revenues from operations, loans from affiliated and unaffiliated lenders including additional funding from Laurus will be necessary to satisfy our cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

     We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 11 to the Audited Consolidated Financial Statements contained in our annual report on Form 10-KSB.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past nine consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

     We have experienced nine consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

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

     On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire, which resulted in increased disposal costs and reduced product revenue in Georgia. These conditions continued until the re-installation of the equipment was completed and returned to operative status in November 2004.

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

     We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith" deposit with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in Tennessee (See Note 8) and agreed to apply the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce our disposal expense. We are currently evaluating several alternatives which will allow us to reduce our current operating losses in Tennessee during the second quarter of fiscal 2005 which include but are not limited to continuation of shredding on a limited basis in Tennessee. When the Tennessee facility is fully operational, we estimate the cost savings realized by processing Tennessee-sourced tires locally instead of transporting them to Georgia should exceed $80,000 per month. No assurance can be given, however, that we will be able to open this facility in a timely manner.

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

     Our success depends largely on the skills, experience and performance of our senior management, particularly, Robert H. Davis, our Chief Executive Officer; Charles E. Coppa, our Chief Financial Officer; Mark T. Maust, our Midwest Regional Vice President; Thomas A. Carter, our Southeastern Regional Vice President; and James C. Dodenhoff, our California Vice President. The loss of any of these personnel could have a material adverse effect on our business, financial condition and results of operations.

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

     As of December 31, 2004, we have options and warrants to purchase approximately 6,986,359 shares of common stock outstanding in addition to $6,000,000 of convertible promissory notes. The principal and interest amounts of these notes are convertible into approximately 4,727,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of December 31, 2004, approximately 11,000,000 shares of our common stock were eligible for sale in the public market. This represents approximately 58 percent of our outstanding shares of common stock. After the effective date of our registration statement on Form SB-2 was deemed effective on January 25, 2005, approximately 15,700,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

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

Item 3  Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

          On December 8, 2004, we issued 127,389 shares of our unregistered common stock to a third party in connection with a letter of intent. See Note 8, " of Notes to Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

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


Item 6. Exhibits

     (a)  Exhibits

           31.1(1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

           31.2(1)  Exhibit 31.2 Certification of Chief Financial
                    Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

           32.1(1) Certification of Chief Executive Officer under 18 U.S.C Section 1350

           32.2(1) Certification of Chief Financial Officer under 18 U.S.C Section 1350

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