Form 10QSB
period 2005-03-31
GREENMAN TECHNOLOGIES INC
filed 2005-05-16
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2005       Commission File Number 1-13776
                       --------------                              -------

                           GreenMan Technologies, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    71-0724248
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  7 Kimball Lane, Building A, Lynnfield, MA                 01940
  -----------------------------------------              ----------
  (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code (781) 224-2411
                                                         --------------


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                 Number of shares outstanding as of May 16, 2005
                 Common Stock, $.01 par value: 19,225,352 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2005

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.   Financial Statements (*)

          Unaudited Consolidated Balance Sheets as of March 31, 2005
          and September 30, 2004                                               3

          Unaudited Consolidated Statements of Operations for the
          three and six months ended March 31, 2005 and 2004                   4

          Unaudited Consolidated Statement of Changes in Stockholders'
          Equity for the six months ended March 31, 2005                       5

          Unaudited Consolidated Statements of Cash Flows for the six
          months ended March 31, 2005 and 2004                                 6

          Notes to Unaudited Consolidated Financial Statements              7-15

Item 2.   Management's Discussion and Analysis or Plan of Operation        16-28

Item 3.   Controls and Procedures                                             28

                    PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K                                    29

          Signatures                                                          30


* The financial information at September 30, 2004 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                        March 31,           September 30,
                                                                                          2005                  2004
                                                                                      ------------          ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents .................................................         $    393,662          $    509,787
  Accounts receivable, trade, less allowance for doubtful accounts
    of $218,423 and $187,559 as of March 31, 2005 and September 30, 2004 ....            3,597,457             4,383,935
  Product inventory .........................................................              944,905               667,839
  Other current assets ......................................................            1,266,945             1,365,594
                                                                                      ------------          ------------
        Total current assets ................................................            6,202,969             6,927,155
                                                                                      ------------          ------------
Property, plant and equipment, net ..........................................           11,473,378            11,516,253
                                                                                      ------------          ------------
Other assets:
  Deferred loan costs .......................................................              540,281               626,233
  Goodwill, net .............................................................            3,533,894             3,533,894
  Customer relationship intangibles, net ....................................              241,508               253,725
  Deferred tax asset ........................................................                   --               270,000
  Other .....................................................................              340,932               494,496
                                                                                      ------------          ------------
        Total other assets ..................................................            4,656,615             5,178,348
                                                                                      ------------          ------------
                                                                                      $ 22,332,962          $ 23,621,756
                                                                                      ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ....................................................         $  1,304,405          $  1,177,390
  Notes payable, line of credit .............................................              694,950               500,000
  Convertible notes payable, current ........................................              510,243             1,270,929
  Convertible notes payable, line of credit .................................            2,458,263             1,814,042
  Accounts payable ..........................................................            4,822,583             4,158,492
  Accrued expenses, other ...................................................            1,667,656             1,225,455
  Obligations under capital leases, current .................................              285,053               302,977
                                                                                      ------------          ------------
        Total current liabilities ...........................................           11,743,153            10,449,285
  Notes payable, related parties, non-current portion .......................              699,320               699,320
  Notes payable, non-current portion ........................................            2,634,455             3,358,147
  Convertible notes payable, non-current portion ............................            2,119,366             2,434,205
  Obligations under capital leases, non-current portion .....................            2,760,349             2,874,885
  Deferred gain on sale leaseback transaction ...............................              397,856               419,115
                                                                                      ------------          ------------
        Total liabilities ...................................................           20,354,499            20,234,957
                                                                                      ------------          ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
    none outstanding ........................................................                   --                    --
  Common stock, $.01 par value, 30,000,000 shares authorized,
    19,200,352 shares and 19,072,963 shares issued and outstanding
    at March 31, 2005 and September 30, 2004 ................................              192,003               190,729
  Additional paid-in capital ................................................           34,038,422            31,755,384
  Accumulated deficit .......................................................          (32,251,962)          (28,559,314)
                                                                                      ------------          ------------
        Total stockholders' equity ..........................................            1,978,463             3,386,799
                                                                                      ------------          ------------
                                                                                      $ 22,332,962          $ 23,621,756
                                                                                      ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Operations

                                                                          Three Months Ended                 Six Months Ended
                                                                      March 31,        March 31,        March 31,        March 31,
                                                                        2005             2004             2005             2004
                                                                    ------------     ------------     ------------     ------------
Net sales ......................................................    $  7,645,550     $  5,912,265     $ 15,690,907     $ 13,711,015
Cost of sales ..................................................       7,533,342        5,564,247       15,477,575       12,224,188
                                                                    ------------     ------------     ------------     ------------
Gross profit ...................................................         112,208          348,018          213,332        1,486,827
                                                                    ------------     ------------     ------------     ------------
Operating expenses:
    Selling, general and administrative ........................       1,315,746        1,167,595        2,531,282        2,235,836
                                                                    ------------     ------------     ------------     ------------
Operating profit (loss) ........................................      (1,203,538)        (819,577)      (2,317,950)        (749,009)
                                                                    ------------     ------------     ------------     ------------
Other income (expense):
    Interest and financing costs ...............................        (584,703)        (551,112)        (990,604)        (905,908)
    Casualty income, net .......................................              --           90,047               --          202,813
    Other, net .................................................         (99,569)         (17,266)        (114,094)         (23,386)
                                                                    ------------     ------------     ------------     ------------
        Other income (expense), net ............................        (684,272)        (478,331)      (1,104,698)        (726,481)
                                                                    ------------     ------------     ------------     ------------
Net loss before income taxes ...................................      (1,887,810)      (1,297,908)      (3,422,648)      (1,475,491)
Income tax provision ...........................................              --               --          270,000               --
                                                                    ------------     ------------     ------------     ------------
Net loss .......................................................    $ (1,887,810)    $ (1,297,908)    $ (3,692,648)    $ (1,475,491)
                                                                    ============     ============     ============     ============

Net loss per share - basic and diluted .........................    $      (0.10)    $      (0.08)    $      (0.19)    $      (0.09)
                                                                    ============     ============     ============     ============

Weighted average shares outstanding - basic and diluted ........      19,200,352       16,474,145       19,152,756       16,265,777
                                                                    ============     ============     ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2005

                                                                                        Additional
                                                                   Common Stock           Paid In      Accumulated
                                                                Shares       Amount       Capital         Deficit          Total
                                                              ----------    --------    -----------    ------------     -----------

Balance, September 30, 2004 ..............................    19,072,963    $190,729    $31,755,384    $(28,559,314)    $ 3,386,799
Common stock issued in connection with potential
  business acquisition ...................................       127,389       1,274        198,726              --         200,000
Beneficial conversion discount on convertible
  notes payable ..........................................            --          --      2,084,312              --       2,084,312
Net loss for the six months ended March 31, 2005 .........            --          --             --      (3,692,648)     (3,692,648)
                                                              ----------    --------    -----------    ------------     -----------
Balance, March 31, 2005 ..................................    19,200,352    $192,003    $34,038,422    $(32,251,962)    $ 1,978,463
                                                              ==========    ========    ===========    ============     ===========

     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                             Six Months Ended March 31,
                                                                                            2004                  2005
                                                                                         -----------          -----------
Cash flows from operating activities:
    Net loss .....................................................................       $(3,692,648)         $(1,475,491)
    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
    Depreciation .................................................................         1,176,360            1,097,982
    Deferred income tax writeoff .................................................           270,000                   --
    Loss on disposal of property, plant and equipment ............................            20,214               23,891
    Amortization .................................................................           337,049              110,763
    Decrease (increase) in assets:
        Accounts receivable ......................................................           786,478              722,721
        Insurance claim receivable ...............................................                --              634,172
        Product inventory ........................................................          (277,066)            (701,479)
        Other current assets .....................................................            98,649             (134,671)
    (Decrease) increase in liabilities:
        Accounts payable .........................................................           664,090             (151,799)
        Accrued expenses .........................................................           442,201             (212,702)
                                                                                         -----------          -----------
           Net cash provided by (used for) operating activities ..................          (174,673)             (86,613)
                                                                                         -----------          -----------
Cash flows from investing activities:
    Purchase of property and equipment ...........................................        (1,137,878)            (553,076)
    Proceeds from sale of property and equipment .................................           125,380            1,400,000
    (Increase) in notes receivable, officers .....................................                --               (7,077)
    Decrease (increase) in other assets ..........................................           147,136             (189,315)
                                                                                         -----------          -----------
         Net cash (used for) provided by investing activities ....................          (865,362)             650,532
                                                                                         -----------          -----------
Cash flows from financing activities:
    Decrease (increase) in deferred financing costs ..............................           (23,452)             128,692
    Net advances under line of credit ............................................         1,740,403             (290,817)
    Repayment of notes payable ...................................................          (688,039)          (1,921,425)
    Proceeds from notes payable ..................................................            51,190              256,497
    Proceeds from notes payable, related parties .................................                 0              575,000
    Proceeds from convertible notes payable ......................................                 0              375,000
    Principal payments on obligations under capital leases .......................          (156,192)            (212,121)
    Cash received from exercise of stock options .................................                 0                7,800
                                                                                         -----------          -----------
         Net cash provided by financing activities ...............................           923,910           (1,081,374)
                                                                                         -----------          -----------
Net increase (decrease) in cash ..................................................          (116,125)            (517,455)
Cash and cash equivalents at beginning of period .................................           509,787              990,745
                                                                                         -----------          -----------
Cash and cash equivalents at end of period .......................................           393,662          $   473,290
                                                                                         ===========          ===========

Supplemental cash flow information:
  Common stock issued in connection with potential business acquisition ..........           200,000                   --
  Property, plant and equipment acquired under capital leases ....................            23,732            1,400,000
  Equipment accrued through transfer from deposits ...............................           247,874                   --
  Common stock issued upon conversion of notes payable and accrued interest ......                --              543,210
  Interest paid ..................................................................           587,349              887,573
  Taxes paid .....................................................................             4,227                  550

      See accompanying notes to unaudited consolidated financial statements

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

1.    Business

      GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under exclusive agreements to supply whole tires used as alternative fuel to cement kilns located in Alabama, Florida, Georgia, Illinois, Missouri, and Tennessee.

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

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $5,540,184 at March 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota, and the installation of our waste wire processing equipment in Minnesota. In addition we estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire in Georgia. These and other conditions have caused us to incur significant expenses in the short-term and have limitedour ability to grow in the longer-term.

      Despite these challenges during the past two years, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations which will allow us to increase our overall revenue with limited capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during fiscal 2004 and 16% year to date increase for the six months ended March 31, 2005, despite the fact that our Georgia waste wire processing equipment has been inoperable until November 2004. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets. The reconfiguration was completed during the quarter ended December 31, 2004. Additionally, management continues to attempt to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

      We understand that our continued existence is dependent on our ability to achieve profitable status on a sustained basis and have implemented and/or are in the processing of implementing the following actions:

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

2.    Basis of Presentation - (Continued)

A.    Credit Facility Refinancing

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005. In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted. (see Note 9)

B.    Private Placement of Investment Units

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

C.    Related Party Notes Payable

      See the discussion of certain notes payable to related parties at Note 10 -"Notes Payable - Related Parties".

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

E.    Sale and Leaseback of Real Estate

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an employee for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and will be recognized as income ratably over the term of the lease. Simultaneous with the sale, we entered into an agreement to lease the property back. We used $875,000 of the proceeds to repay an existing obligation to Bremer Business Finance.

F.    Tennessee Facility

      We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith deposit" with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in Tennessee (see Note 8) and agreed to apply a portion of the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce disposal expense. Based on existing capital constraints, we have reduced our Tennessee staff and are currently evaluating several alternatives to shredding which will allow us to reduce operating losses in Tennessee during the third quarter of fiscal 2005. If we are successful in reducing the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $80,000 per month. No assurance can be given, however, that we will be able accomplish this in a timely manner or at all.

      The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2005and 2004, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

6.    Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10)

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans were secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer agreed to apply his then outstanding balance of $24,000 against obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10). On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

7.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                March 31,              September 30,         Estimated Useful
                                                  2005                     2004                    Lives
                                              ------------             ------------          ----------------
Land                                          $    167,981             $    167,981
Buildings and improvements                       3,732,321                3,595,104             10-20 years
Machinery,equipment and improvements            10,921,788                9,716,896              5-10 years
Furniture and fixtures                             452,848                  277,146               3-5 years
Motor vehicles                                   6,096,597                6,087,959              3-10 years
Construction in process                            174,063                  891,267
                                              ------------             ------------
                                                21,545,598               20,736,353
Less accumulated deprecation and
  amortization                                 (10,072,220)              (9,220,100)
                                              ------------             ------------
 Property, plant and equipment, net           $ 11,473,378             $ 11,516,253
                                              ============             ============

8.    Acquisition Deposit

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by TIRES. These operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of TIRES if predetermined financial performance criteria are met by them during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, they shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000.If at the time the purchase option expires, TIRES has not achieved the predetermined financial performance criteria, they will return to us a sufficient number of our shares to equal $200,000 at the time. In connection with this agreement and based on the fair market value of our stock at each quarter end, we may be required to record an asset or liability based upon the sufficient number of shares required to meet the requirements of the agreement, as required under Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". At March 31, 2005, we have not recorded a related liability as the amount is immaterial and would be offset by a corresponding increase in the related deposit.

      We have also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade their existing crumb rubber production capacity and use the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and is being amortized over the lease terms which range from 48 to 60 months.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

9.    Notes Payable/Credit Facilities

Republic Services of Georgia

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

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of March 31, 2005, 6 payments totaling $51,229 were past due. RSLP has agreed to defer all payments due through June 30, 2005 until July 31, 2005 and has agreed to waive any and all defaults that may exist.

First American Credit Facility

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a one year $300,000 working capital line of credit (secured with all Iowa assets) with First American Bank ("First American"). The proceeds of this term note were used in connection with the acquisition of UT Tire Recyclers, Inc in April 2002.

      On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $34,660 and is secured with all Iowa assets. They also renewed their working capital line of credit which was increased to $500,000. The line of credit was subsequently extended to January 20, 2005 and First American temporarily increased the maximum availability under the line of credit to $650,000 through September 30, 2004. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1% (6.75% as of March 31, 2005).

      On November 15, 2004, First American reduced the availability under our working capital line of credit and issued a $100,050 Irrevocable Letter of Credit as collateral for a performance bond associated with the initial phase of a significant scrap tire cleanup project in Iowa. The Letter of Credit will remain in force until the sooner of the projects completion (April 2005) or November 15, 2005 unless we are successful in being awarded the next phase of the cleanup project at which time we will seek to extend the maturity of the Letter of Credit accordingly.

      On February 10, 2005, First American renewed our working capital line until February 10, 2006 and increased our maximum availability under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005.

Laurus Credit Facility

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our prior credit facility and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005. In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted as noted below.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

9.    Notes Payable/Credit Facility - (Continued)

      The line of credit has a three-year term. Borrowings generally bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.75% at March 31, 2005), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. The amount we may borrow at any time under the line of credit is generally limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. Until December 31, 2005, however, we will be permitted to maintain overadvances of up to $2,000,000 under the line of credit. All overadvances outstanding from time to time will bear interest, in addition to the interest otherwise required, at a rate equal to 2% per annum on the amount of the overadvance. In the event that at any time we have outstanding overadvances of more than $2,000,000, or if any overadvance remains outstanding on or after January 1, 2006, the excess or overdue overadvance will bear interest, in addition to that otherwise required, at a rate equal to 2% per month for all times such amounts are outstanding. The line of credit requires us to maintain a minimum borrowing of $1,000,000. As of March 31, 2005, our overadvance was $1,456,787.

      Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the March 22, 2005 amendment to the credit facility which was $.93) as compared to the original conversion price of $1.31 as determined on June 30, 2004. The conversion price for each subsequent $1,000,000 of borrowings will be adjusted to the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increment and we will also determine at that time if any new beneficial conversion factor exists

      In connection with the line of credit, we issued Laurus a warrant to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29. The warrant, valued at $82,731, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      Net proceeds received from advances made under the line at closing were allocated to the line of credit and the warrant based on their relative fair values resulting in a discount on the line of credit amounting to $186,700 which will be amortized to interest expense over the three-year term of the borrowing or immediately upon conversion. As a result of the change in conversion price pursuant to the terms of the March 22, 2005 amendment, we have determined the minimum borrowing note contains a beneficial conversion feature of $598,717. The beneficial conversion amount was recorded as paid-in-capital and will be amortized to interest expense at $59,872 per month through December 31, 2005 or ratably upon any partial conversion.

      The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (6.75% at March 31, 2005), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal will be amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Pursuant to the terms of the March 22, 2005 amendment, however principal payments otherwise due from December 1, 2004 through June 30, 2005 have been deferred and are payable in full on the maturity date of the of the term note, together with all other amounts due and payable on that date.

      Laurus has the option to convert some or all of the principal and interest payments into common stock at a revised fixed conversion price of $.93 (the average closing price of our common stock for the five days immediately prior the March 22, 2005 amendment), provided, that the first $1,000,000 of borrowings under the term note is convertible into common stock at a price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the amendment. The original conversion price of the term note determined at June 30, 2004 was $1.31. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

9.    Notes Payable/Credit Facility - (Continued)

      In connection with the term note, we issued Laurus a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. The warrant, valued at $37,161, is immediately exercisable, has a term of ten years and allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      Net proceeds received from issuance of the term note amounted to $3,788,950 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $64,000 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $248,200. The original beneficial conversion amount was recorded as paid in capital and will be amortized to interest expense along with the debt discount over the three year term of the note or ratably upon any partial conversion. As a result of the change in conversion price pursuant to the terms of the March 22, 2005 amendment, we have determined the term note's beneficial conversion feature increased $1,485,594 to $1,549,594. The additional beneficial conversion amount was recorded as paid-in-capital with $567,429 (the portion associated with the first $1,000,000 of borrowings) being amortized to interest expense at $56,743 per month through December 31, 2005 or ratably upon any partial conversion with the remaining balance of $918,165 amortized at $32,792 per month over the remaining term of the note or ratably upon any partial conversion.

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

9.    Notes Payable/Credit Facility - (Continued)

      We have agreed to register for resale under the Securities Act the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants. To date, we have registered 3,801,237 shares of common stock for resale by Laurus. That number represents the largest number of shares we are permitted to list on the American Stock Exchange without first obtaining the approval of our stockholders. We are required to file an additional registration statement with respect to the resale of the balance of the 5,600,000 shares that we currently expect to be required to issue to Laurus in connection with the credit facility. That registration statement cannot be declared effective unless and until our stockholders approve the issuance of such shares. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock and no more than 25% of our aggregate daily trading volume determined over the five-day period prior to the date of determination. These limitations may be waived by Laurus on 90 days' prior notice, or without notice if we are in default.

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

      In November 2000, we borrowed $200,000 from the same director who held the convertible notes referred to above. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. In June 2001, the director agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, the director agreed to extend the maturity of the note for an additional twenty-four months or until November 2004. In June 2004, the director agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility (see Note 9) have been repaid or June 30, 2007.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

10.   Notes Payable - Related Party - (Continued)

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At March 31, 2005, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility (see Note 9) have been repaid or June 30, 2007.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock . In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility (see Note 9) have been repaid or June 30, 2007. At March 31, 2005, the remaining balance due on this note amounted to $99,320.

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                 March 31, 2005

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

                                                               Three Months Ended                     Six Months Ended
                                                       March 31, 2005     March 31, 2004     March 31, 2005     March 31, 2004
                                                       --------------     --------------     --------------     --------------

Net loss as reported .............................     $   (1,887,810)    $   (1,297,908)    $   (3,692,648)    $   (1,475,491)
Add: Compensation recognized under APB No.25 .....                 --                 --                 --                 --
Less: Compensation recognized under FAS 123 ......            (11,978)           (19,845)           (35,035)           (39,691)
                                                       --------------     --------------     --------------     --------------
Pro forma net loss ...............................     $   (1,899,788)    $   (1,317,753)    $   (3,727,683)    $   (1,515,182)
                                                       ==============     ==============     ==============     ==============

Net loss per share:
    Basic and diluted - as reported ..............     $        (0.10)    $        (0.08)    $        (0.19)    $        (0.09)
                                                       ==============     ==============     ==============     ==============
    Basic and diluted - pro forma ................     $        (0.10)    $        (0.08)    $        (0.19)    $        (0.09)
                                                       ==============     ==============     ==============     ==============

2005 Stock Option Plan

      On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), subject to approval by our stockholders. The 2005 Plan is intended to replace our 1993 Stock Option Plan, which expired on June 10, 2004. In April 2004, our Board adopted a replacement stock option plan but did not submit it for ratification by our stockholders. That plan was terminated by our Board on March 18, 2005, and all options granted under that plan have been terminated.

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

      Based on the unforeseen magnitude of the our quarterly and year to date losses, we determined the near-term realizability of the $270,000 non-cash deferred tax asset to be questionable and therefore provided a valuation allowance on the entire amount and wrote if off during the quarter ended December 31, 2004. We will evaluate the realizability of these deferred tax assets each quarter.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Three Months ended March 31, 2005 Compared to the Three Months ended March 31, 2004

      Net sales for the three months ended March 31, 2005 increased $1,733,285 or 29% to $7,645,550 as compared to last year's net sales of $5,912,265. We processed approximately 7.5 million passenger tire equivalents during the three months ended March 31, 2005, compared to approximately 6.2 million passenger tire equivalents during the quarter ended March 31, 2004. The increase in revenue was attributable to a 19% increase in inbound scrap tires volume, a 4% increase in overall tipping fees per passenger tire and a 28% increase in overall product revenues. Included in the results for the quarter ended March 31, 2005 was approximately $745,000 of revenue and 788,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during the quarter.

      Overall end product sales increased $446,546 to $2,040,546 during the quarter ended March 31, 2005, compared to $1,594,000 for the same period last year. The increase in end product sales is attributable to re-installation of our Georgia waste wire processing equipment in November 2004 and stronger crumb rubber, steel and tire derived fuel sales during the quarter ended March 31, 2005.

      Gross profit for the quarter ended March 31, 2005 was $112,208 or 1% of net sales, compared to $348,018 or 6% of net sales for the quarter ended March 31, 2004. Our cost of sales increased approximately $1,969,000 or 35% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations increased collection costs, continued operating inefficiencies necessitated by processing a majority of our Tennessee-sourced tires at our Georgia facility as well as unforeseen decreases in inbound tire volumes during the quarter in the West due to severe weather conditions during the quarter. In addition, a change in the specifications of our alternative fuel customers requiring a smaller tire chip has contributed to our reduced processing capacity and higher operating costs. During March 2005, we installed equipment which has positively impacted the reduced processing capacity issues in the Southeast and have recently completed a corporate-wide review of all tire collection accounts and will be evaluating which accounts can be served in a profitable manner on a go forward basis.

      Selling, general and administrative expenses for the quarter ended March 31, 2005 increased $148,151 to $1,315,746 or 17% of net sales, compared to $1,167,595 or 20% of net sales for the quarter ended March 31, 2004. The increase was primarily attributable to increased outside professional expenses and headcount.

      As a result of the foregoing, we had an operating loss of $1,203,538 for the quarter ended March 31, 2005 as compared to an operating loss of $819,577 for the quarter ended March 31, 2004.

      Interest and financing costs for the quarter ended March 31, 2005 increased $33,591 to $584,703, compared to $551,112 for the quarter ended March 31, 2004 which included approximately $130,000 of deferred financing costs associated with an unsuccessful financing effort. Included in other expenses for the quarter ended March 31, 2005 is $101,378 relating to a portion of an acquisition deposit which was written off. In addition, during the quarter ended March 31, 2004, we recorded other income of approximately $90,000 relating to a settlement received for end product which was damaged.

      As a result of the foregoing, our net loss for the quarter ended March 31, 2005 increased $589,902 to $1,887,810 or $.10 per basic share, compared to a net loss of $1,297,908 or $.08 per basic share for quarter ended March 31, 2004.

Six Months ended March 31, 2005 Compared to the Six Months ended March 31, 2004

      Net sales for the six months ended March 31, 2005 increased $1,979,892 or 14% to $15,690,907 as compared to last year's net sales of $13,711,015. We processed over 15 million passenger tire equivalents during the six months ended March 31, 2005, compared to approximately 14.4 million passenger tire equivalents during the six months ended March 31, 2004. The increase in revenue was attributable to a 4% increase in inbound scrap tires volume, a 4% increase in overall tipping fees per passenger tire and a 16% increase in overall product revenues. Included in the results for the six months ended March 31, 2005 was approximately $827,000 of revenue and 875,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during the period.

      Overall end product sales increased $571,204 to $4,126,124 during the six months ended March 31, 2005, compared to $3,554,920 for the same period last year. The increase in end product sales is attributable to re-installation of our Georgia waste wire processing equipment in November 2004 and stronger crumb rubber, steel and tire derived fuel sales during the six months ended March 31, 2005.

      Gross profit for the six months ended March 31, 2005 was $213,332 or 1% of net sales, compared to $1,486,827 or 11% of net sales for the six months ended March 31, 2004. Our cost of sales increased approximately $3,253,387or 27% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations, increased collection costs continued operating inefficiencies necessitated by processing a majority of our Tennessee-sourced tires at our Georgia facility as well as unforeseen decreases in inbound tire volumes in the West due to severe weather conditions during the six months. In addition, a change in the specifications of our alternative fuel customers requiring a smaller tire chip has contributed to our reduced processing capacity and higher operating costs. During March 2005, we installed equipment which has positively impacted the reduced processing capacity issues in the Southeast and have recently completed a corporate-wide review of all tire collection accounts and will be evaluating which accounts can be served in a profitable manner on a go forward basis.

      Selling, general and administrative expenses for the six months ended March 31, 2005 increased $295,446 to $2,531,282 or 16% of net sales, compared to $2,235,836 or 16% of net sales for the six months ended March 31, 2004. The increase was primarily attributable to increased outside professional expenses and headcount.

      As a result of the foregoing, we had an operating loss of $2,317,950 for the six months ended March 31, 2005 as compared to an operating loss of $749,009 for the six months ended March 31, 2004.

      Interest and financing costs for the six months ended March 31, 2005 increased $84,696 to $990,604, compared to $905,908 for the six months ended March 31, 2004 which included approximately $130,000 of deferred financing costs associated with an unsuccessful financing effort.

      Included in other expenses for the six months ended March 31, 2005 is $101,378 relating to a portion of an acquisition deposit which was written off. In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the six months ended March 31, 2004. In addition, we also recorded other income of approximately $90,000 relating to a settlement for damaged product during the six months ended March 31, 2004.

      Based on the unforeseen magnitude of our quarterly and year to date losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be questionable and therefore have provided a valuation allowance on the entire amount and accordingly wrote it off during the quarter ended December 31, 2004.

      As a result of the foregoing, our net loss for the six months ended March 31, 2005 increased $2,217,157 to $3,692,648 or $.19 per basic share, compared to a net loss of $1,475,491 or $.09 per basic share for the six months ended March 31, 2004.

Liquidity and Capital Resources

      As of March 31, 2005, we had $393,662 in cash and cash equivalents and a working capital deficiency of $5,540,184. We understand that the continued, successful sales and marketing of our services and products, the introduction of new products and/or the more efficient production of current products, and re-establishing continued profitability from operations will be critical to our future liquidity.

      The Consolidated Statements of Cash Flows reflect events in 2005 and 2004 as they affect our liquidity. During the six months ended March 31, 2005, net cash used by operating activities was $174,673 which reflects a net loss of $3,692,648 and a $277,066 increase in product inventory, which is typical as we end our seasonally slower fiscal second quarter. Positively impacting cash flows for the six months ended March 31, 2005 was depreciation and amortization of $1,513,409,a $270,000 non-cash deferred tax asset write-off, a $786,478 decrease in accounts receivable and a $1,106,291 increase to accounts payable and accrued expenses. During the six months ended March 31, 2004, net cash used by operating activities was $86,613 reflecting a net loss of $1,475,491; a decrease in accounts payable and accrued expenses of $364,501 and an increase in product inventory of $701,479. These amounts were positively impacted by depreciation and amortization, a reduction of accounts receivable and the receipt of $634,172 in insurance proceeds.

      Net cash used for investing activities was $865,362 for the six months ended March 31, 2005 reflecting the purchase of $1,137,878 of machinery and equipment with a majority associated with the completion of our Georgia waste wire processing equipment and new shredding capacity. Net cash provided by investing activities was $650,532 for the six months ended March 31, 2004 reflecting the $1,400,000 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $553,076 of property and equipment.

      Net cash provided by financing activities was $923,910 during the six months ended March 31, 2005 and was positively impacted by availability under our new Laurus credit facility as well as increased availability under our First American credit facility. This increase was offset by repayment of notes payable of $688,039 and capital leases of $156,192. Net cash used by financing activities during the six months ended March 31, 2004 was $1,081,374 which reflected the repayment of notes payable of $1,921,425, including approximately $875,000 associated with payoff of the loan outstanding on our Minnesota real estate. Positively affecting cash flows from financing activities during the six months ended March 31, 2004 were proceeds from the issuance of notes payable to unrelated and related parties.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $5,540,184 at March 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee and shredding and screening upgrades in Georgia and Minnesota. In addition, we estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire in Georgia. These conditions have caused us to incursignificant expenses in the short-term and have limited our ability to grow in the longer-term.

      Despite these challenges, during the past two years, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during fiscal 2004 and 16% year to date increase for the six months ended March 31, 2005, despite the fact that our Georgia waste wire processing equipment was inoperable until November 2004. We continue to experience strong demand for our end products and remain confident in our ability to continue to grow our producte revenue base. In addition, we have reconfigured our Wisconsin location to substantially reduce operating costs. The reconfiguration was completed during the quarter ended December 31, 2004. Additionally, management continues to attempt to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

      We understand that our continued existence is dependent on our ability to achieve profitable status on a sustainable basis and have implemented and/or are in the process of implementing the following actions:

Credit Facility Refinancing

      Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota. These conditions have caused us to incur significant expenses in the short-term and have limitedour ability to grow in the longer-term.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our prior credit facility and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005. In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted (see Note 9). As of March 31, 2005, our overadvance was $1,456,787

      On February 10, 2005, First American Bank renewed our Iowa subsidiary's working capital line until February 10, 2006 and increased our maximum availability to under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005 (see
Note 9).

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

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. AtMarch 31, 2005, the remaining balance on these advances amounted to $699,320.

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

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all remaining amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs of approximately the quarter. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of the March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational.

Other Matters That Have Impacted Our Liquidity

   New Market Development Initiatives.

      The July 2002 acquisition of a scrap tire business in Azusa, California marked our first location in the western portion of the United States. We have devoted significant resources during the past three years to expand and enhance our California market position in order to provide a solid foundation for future growth and sustainable profitability.

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. a southern California based company in the business of collecting and marketing approximately 1 million scrap tires for approximately $172,000 in assumed liabilities, forgiveness of trade payables due to us and cash. We have consolidated American Tire Disposal's business into our existing California operations

      In February 2003, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. Historically, we transported all Tennessee-sourced tires to our Georgia facility to be processed. We anticipated that a majority of the funding to implement this initiative would come from our principal lender, which unfortunately was closed by the Commissioner of Financial Institutions of the State of California in February 2003, shortly after we received verbal approval to move forward. In July 2003, our Tennessee facility began processing local tires on a limited basis using excess and idle equipment from various other locations. We initially earmarked approximately $1 million of proceeds from the Laurus credit facility to purchase equipment necessary for our Tennessee facility.

      Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce disposal expense. Based on existing capital constraints, we have reduced our Tennessee staff and are currently evaluating several alternatives other than shredding which will allow us to reduce operating losses in Tennessee during the third quarter of fiscal 2005. We are successful in reducing the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $80,000 per month. No assurance can be given, however, that we will be able accomplish this in a timely manner.

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

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, made a "good faith" payment amounting to $350,000, which was intended to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superceded the August letter of intent in which we will lease, with an option to buy, certain pieces of tire processing equipment owned by TIRES. These operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months. In addition, we were granted an exclusive purchase option to acquire additional operating assets of TIRES if predetermined financial performance criteria are met by them during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES as a deposit. If at the time the purchase option expires, TIRES has not achieved the predetermined financial performance criteria, they will return to us a sufficient number of our shares to equal $200,000 at the time. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, they shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. In connection with this agreement and based on the fair market value of our stock at each quarter end, we may be required to record an asset or liability based upon the sufficient number of shares required to meet the requirements of the agreement, as required under Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". At March 31, 2005, we have not recorded a related liability as the amount is immaterial and would be offset by a corresponding increase in the related deposit.

      We also agreed to allow TIRES to use $101,378 of the "good faith" payment to upgrade their existing crumb rubber production capacity and use the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and is being amortized over the lease terms which range from 48 to 60 months.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past ten consecutive quarters and may need additional working capital, which if not received, may force us to curtail operations.

      We have experienced ten consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, the continued, successful sales and marketing of our services and products, the introduction of new products and the re-establishment of profitable operations will be critical to our future liquidity. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the notes.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus pursuant to secured promissory notes and related agreements which were amended on March 22, 2005. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. Historically, we have transported all Tennessee-sourced tires to our Georgia facility for processing. In July 2003, we began processing tires on a limited basis in Tennessee utilizing excess and idle equipment from various GreenMan subsidiaries. Until we are successful in purchasing the appropriate high-volume shredding and ancillary equipment for our Tennessee facility or implement an alternative strategy to ecomomically manage Tennesss sourced tires, we will continue to incur excess transportation costs necessitated by transporting Tennessee-sourced tires to Georgia instead of processing them locally.

      We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith" deposit with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a Letter of Intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in Tennessee (see Note 8) and agreed to apply the $350,000 to preparation and moving of the equipment to be leased and other for other uses. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce our disposal expense. We are currently evaluating several alternatives to shredding which will allow us to reduce our current operating losses in Tennessee during the third quarter of fiscal 2005. If we are successful in reducing the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $80,00\per month. No assurance can be given, however, that we will be able to open this facility in a timely manner or at all.

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

      Our success depends largely on the skills, experience and performance of our senior management, particularly, Robert H. Davis, our Chief Executive Officer; Charles E. Coppa, our Chief Financial Officer; Mark T. Maust, our Midwest Regional Vice President; Thomas A. Carter, our Southeastern RegionalVice President; and James C. Dodenhoff, our Western Regional Vice President. The loss of any of these personnel could have a material adverse effect on our business, financial condition and results of operations.

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

      As of March 31, 2005, we have options and warrants to purchase approximately 6,448,359 shares of common stock outstanding in addition to $7,405,619 of convertible promissory notes. The principal and interest amounts of these notes are convertible into approximately 8,000,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of March 31, 2005, approximately 11,500,000 shares of our common stock were eligible for sale in the public market. This represents approximately 60 percent of our outstanding shares of common stock. After the effective date of the additional registration statementwe are required to file with respect to the Laurus credit facility (see Note 9), approximately 19,500,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 39 percent of our outstanding common stock as of March 31, 2005. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

      (a)   Exhibits

            4.1(1) Amendment No. 1 and Waiver Agreement dated as of March 22, 2005 among GreenMan Technologies, Inc., certain of its subsidiaries and Laurus Master Fund, Ltd.

            31.1(2) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            31.2(2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            32.1(2)  Certification of Chief Executive Officer under 18 U.S.C
                     Section 1350

            32.2(2)  Certification of Chief Financial Officer under 18 U.S.C
                     Section 1350

            (1) Filed as an Exhibit to GreenMan Technology's Current Report on Form 8-K dated March 22, 2005 and incorporate herein by reference.

            (2)   Filed herewith

      (b)   Reports on Form 8-K

            The registrant filed a Current Report on Form 8-K on January 19, 2005 (dated January 18, 2005) covering items 2. 02 and 9.01 of Form 8-K.

            The registrant filed a Current Report on Form 8-K on March 28, 2005 (dated March 22, 2005) covering items 2. 03 and 9.01 of Form 8-K.

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