Form 10QSB
period 2005-06-30
GREENMAN TECHNOLOGIES INC
filed 2005-08-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For Quarter Ended  June 30, 2005       Commission File Number    1-13776
                       -------------                             -----------


                           GreenMan Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                              71-0724248
       -------------------------------              ----------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


      7 Kimball Lane, Building A, Lynnfield, MA                  01940
      ----------------------------------------                ----------
      (Address of principal executive offices)                (Zip Code)


          Issuer's telephone number, including area code  (781) 224-2411
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

                               Yes |X|   No |_|


               Number of shares outstanding as of August 15, 2005
                 Common Stock, $.01 par value: 19,225,352 shares

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2005

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (*)

         Unaudited Consolidated Balance Sheets as of June 30, 2005 and
         September 30, 2004                                                    3

         Unaudited Consolidated  Statements of Operations for the
         three and nine months ended June 30, 2005 and 2004                    4

         Unaudited Consolidated Statement of Changes in Stockholders' Equity
         for the nine months ended June 30, 2005                               5

         Unaudited Consolidated Statements of Cash Flows for the
         nine months ended June 30, 2005 and 2004                              6

         Notes to Unaudited Consolidated Financial Statements               7-17

Item  2. Management's Discussion and Analysis or Plan of Operation         18-30

Item  3. Controls and Procedures                                              31

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          31

Item 4.  Submission of Matters to a Vote of Security Holders                  31

Item 6.  Exhibits and Reports on Form 8-K                                     32

         Signatures                                                           33


* The financial information at September 30, 2004 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              June 30,     September 30,
                                                                                2005            2004
                                                                           ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................   $    526,102    $    509,787
  Accounts receivable, trade, less allowance for doubtful accounts of
    $244,426 and $187,559 as of June 30, 2005 and September 30, 2004 ...      4,096,908       4,383,935
  Product inventory ....................................................        526,913         667,839
  Other current assets .................................................      1,237,559       1,365,594
                                                                           ------------    ------------
      Total current assets .............................................      6,387,482       6,927,155
                                                                           ------------    ------------
Property, plant and equipment, net .....................................     11,103,304      11,516,253
                                                                           ------------    ------------
Other assets:
  Deferred loan costs ..................................................        480,092         626,233
  Goodwill, net ........................................................      3,533,894       3,533,894
  Customer relationship intangibles, net ...............................        235,308         253,725
  Deferred tax asset ...................................................             --         270,000
  Other ................................................................        338,728         494,496
                                                                           ------------    ------------
      Total other assets ...............................................      4,588,022       5,178,348
                                                                           ------------    ------------
                                                                           $ 22,078,808    $ 23,621,756
                                                                           ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, current ...............................................   $  1,128,171    $  1,177,390
  Notes payable, line of credit ........................................        699,950         500,000
  Convertible notes payable, current, net of discounts .................      1,055,472       1,270,929
  Convertible notes payable, line of credit, net of discounts ..........      3,683,952       1,814,042
  Accounts payable .....................................................      5,721,992       4,158,492
  Accrued expenses, other ..............................................      1,229,571       1,225,455
  Obligations under capital leases, current ............................        276,504         302,977
                                                                           ------------    ------------
      Total current liabilities ........................................     13,795,612      10,449,285
  Notes payable, related parties, non-current portion ..................        699,320         699,320
  Notes payable, non-current portion ...................................      2,276,191       3,358,147
  Convertible notes payable, non-current portion, net of discounts .....      1,868,758       2,434,205
  Obligations under capital leases, non-current portion ................      2,858,623       2,874,885
  Deferred gain on sale leaseback transaction ..........................        388,744         419,115
                                                                           ------------    ------------
      Total liabilities ................................................     21,887,248      20,234,957
                                                                           ------------    ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
    none outstanding ...................................................             --              --
  Common stock, $.01 par value, 30,000,000 share authorized;
    19,225,352 shares and 19,072,963 shares issued and outstanding at
    June 30, 2005 and September 30, 2004 ...............................        192,253         190,729
  Additional paid-in capital ...........................................     34,057,922      31,755,384
  Accumulated deficit ..................................................    (34,058,615)    (28,559,314)
                                                                           ------------    ------------
      Total stockholders' equity .......................................        191,560       3,386,799
                                                                           ------------    ------------
                                                                           $ 22,078,808    $ 23,621,756
                                                                           ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Operations


                                                                   Three Months Ended                  Nine months Ended
                                                                June 30,         June 30,         June 30,         June 30,
                                                                  2005             2004             2005             2004
                                                              ------------     ------------     ------------     ------------
Net sales ................................................    $  8,777,421     $  8,059,103     $ 24,468,329     $ 21,770,118
Cost of sales ............................................       8,461,663        6,684,326       23,939,239       18,908,514
                                                              ------------     ------------     ------------     ------------
Gross profit .............................................         315,758        1,374,777          529,090        2,861,604
                                                              ------------     ------------     ------------     ------------
Operating expenses:
    Selling, general and administrative ..................       1,223,305        1,120,754        3,754,586        3,356,590
    Impairment loss ......................................          57,183               --           57,183               --
                                                              ------------     ------------     ------------     ------------
                                                                 1,280,488        1,120,754        3,811,769        3,356,590
                                                              ------------     ------------     ------------     ------------
Operating profit (loss) ..................................        (964,730)         254,023       (3,282,679)        (494,986)
                                                              ------------     ------------     ------------     ------------
Other income (expense):
    Interest and financing costs .........................        (925,687)        (588,568)      (1,916,292)      (1,494,476)
    Casualty income, net .................................              --               --               --          202,813
    Other, net ...........................................          83,764           (1,279)         (30,330)         (24,666)
                                                              ------------     ------------     ------------     ------------
        Other income (expense), net ......................        (841,923)        (589,847)      (1,946,622)      (1,316,329)
                                                              ------------     ------------     ------------     ------------
Net loss before income taxes .............................      (1,806,653)        (335,824)      (5,229,301)      (1,811,315)
Income tax provision .....................................              --               --          270,000               --
                                                              ------------     ------------     ------------     ------------
Net loss .................................................    $ (1,806,653)    $   (335,824)    $ (5,499,301)    $ (1,811,315)
                                                              ============     ============     ============     ============

Net loss per share - basic and diluted ...................    $      (0.09)    $      (0.02)    $      (0.29)    $      (0.11)
                                                              ============     ============     ============     ============

Weighted average shares outstanding - basic and diluted ..      19,223,429       17,070,728       19,176,314       16,533,288
                                                              ============     ============     ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
       Unaudited Consolidated Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2005

                                                                                     Additional
                                                                Common Stock           Paid In      Accumulated
                                                             Shares       Amount       Capital        Deficit           Total
                                                           ----------------------    -----------    -------------    -----------
Balance, September 30, 2004 ...........................    19,072,963    $190,729    $31,755,384    $(28,559,314)    $ 3,386,799
Common stock issued in connection with a
  potential acquisition ...............................       127,389       1,274        198,726              --         200,000
Beneficial conversion discount on convertible
  notes payable .......................................            --          --      2,084,312              --       2,084,312
Common stock issued upon conversion of notes payable ..        25,000         250         19,500              --          19,750
Net loss for the nine months ended June 30, 2005 ......            --          --             --      (5,499,301)     (5,499,301)
                                                           ----------    --------    -----------    ------------     -----------
Balance, June 30, 2005 ................................    19,225,352    $192,253    $34,057,922    $(34,058,615)    $   191,560
                                                           ==========    ========    ===========    ============     ===========


     See accompanying notes to unaudited consolidated financial statements.

                           GreenMan Technologies, Inc.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                                     Nine Months Ended June 30,
                                                                                                        2005            2004
                                                                                                    -----------     -----------
Cash flows from operating activities:
   Net loss ....................................................................................    $(5,499,301)    $(1,811,315)
   Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Depreciation ................................................................................      1,796,042       1,650,479
   Deferred income tax write-off ...............................................................        270,000              --
   Gain on disposal of property, plant and equipment ...........................................         (4,896)          6,719
   Impairment loss .............................................................................         57,183              --
   Amortization ................................................................................        883,428         365,980
   Decrease (increase) in assets:
      Accounts receivable ......................................................................        287,028        (375,118)
      Insurance claim receivable ...............................................................             --         634,172
      Product inventory ........................................................................        140,926        (831,112)
      Other current assets .....................................................................        128,037        (124,579)
   (Decrease) increase in liabilities:
      Accounts payable .........................................................................      1,563,500         (37,987)
      Accrued expenses .........................................................................          3,933         327,008
                                                                                                    -----------     -----------
        Net cash (used for) operating activities ...............................................       (374,120)       (195,753)
                                                                                                    -----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................................     (1,640,874)       (807,469)
   Proceeds from sale of property and equipment ................................................        608,102       1,444,580
   (Increase) in notes receivable, officers ....................................................             --          (7,848)
   Decrease (increase) in other assets .........................................................        162,195        (174,147)
                                                                                                    -----------     -----------
        Net cash (used for) provided by investing activities ...................................       (870,577)        455,116
                                                                                                    -----------     -----------
Cash flows from financing activities:
   Decrease (increase) in deferred financing costs .............................................        (23,452)       (557,017)
   Net advances under line of credit ...........................................................      2,775,920       1,298,131
   Repayment of notes payable ..................................................................     (1,222,540)     (4,213,803)
   Proceeds from notes payable .................................................................        145,420       3,998,686
   Proceeds from notes payable, related parties ................................................             --         575,000
   Proceeds from convertible notes payable .....................................................             --         375,000
   Principal payments on obligations under capital leases ......................................       (414,336)       (337,177)
   Cash received from exercise of stock options ................................................             --           7,800
   Net proceeds from sale of common stock ......................................................             --         833,253
                                                                                                    -----------     -----------
        Net cash provided by financing activities ..............................................      1,261,012       1,979,873
                                                                                                    -----------     -----------
Net increase (decrease) in cash ................................................................         16,315       2,239,236
Cash and cash equivalents at beginning of period ...............................................        509,787         990,745
                                                                                                    -----------     -----------
Cash and cash equivalents at end of period .....................................................        526,102     $ 3,229,981
                                                                                                    ===========     ===========

Supplemental cash flow information:
  Property, plant and equipment acquired under capital leases ..................................        277,372       1,400,000
  Equipment acquired through transfer from deposits ............................................        247,874              --
  Common stock issued in connection with potential business acquisition ........................        200,000              --
  Common stock issued upon exercise of convertible notes payable and accrued interest ..........             --         937,064
  Common stock issued upon conversion of notes payable and accrued interest ....................         19,750         707,800
  Common stock issued upon exercise of stock options applied to notes payable ..................             --         142,635
  Common stock issued in connection with lease buyout ..........................................             --          44,000
  Notes receivable, officer applied against notes payable, related party and accrued interest ..             --         187,000
  Common stock received in payoff of notes payable, officer ....................................             --          44,249
  Interest paid ................................................................................        984,161       1,725,063
  Taxes paid ...................................................................................          4,227             550


      See accompanying notes to unaudited consolidated financial statements

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

1.    Business

      GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise six operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Georgia, Iowa, Minnesota, Tennessee and Wisconsin and operate under agreements to supply whole tires used as alternative fuel to cement kilns located in Alabama, Florida, Georgia, Illinois, Missouri, and Tennessee.

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

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $7,408,130 at June 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern. The closure of our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit in February 2003 necessitated that we significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee and shredding and screening upgrades in Georgia and Minnesota. In addition, we estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of a March 31, 2003 fire in Georgia. Our liquidity had been significantly and adversely affected by continued operating losses in our Southeastern and Western operations which have experienced reduced processing capacity and equipment reliability issues, increased collection costs and continued operating inefficiencies necessitated by processing a majority of our Tennessee-sourced tires at our Georgia location. In addition, a change in the specifications of our alternative fuel customers requiring a smaller tire chip has contributed to our reduced processing capacity and resulted in significantly higher operating costs. These and other conditions have caused us to incur significant expenses in the short-term and have limited our ability to grow in the longer-term.

      Despite these challenges during the past two years, we invested over $3 million in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations which will allow us to increase our overall revenue with limited capital investment. We have identified, and are currently selling product into several new, higher-value markets as evidenced by a 13% increase in end product revenue during fiscal 2004 and 19% year to date increase for the nine months ended June 30, 2005, despite the fact that our Georgia waste wire processing equipment has been inoperable until November 2004. We continue to experience strong demand for our end products. In addition, during the quarter ended December 31, 2004 we reconfigured our Wisconsin location to substantially reduce operating costs and maximize our return on assets. During June 2005, we sold our Wisconsin property and intend to consolidate our Wisconsin operations into our Minnesota location by September 30, 2005 in an effort to further reduce operating costs. During March 2005, we installed equipment in Georgia which has positively impacted but not totally resolved the reduced processing capacity issues and in June 2005, installed new shredding equipment in California. Additionally, management continues to attempt to negotiate more favorable tipping fees with kiln relationships in several markets with the ultimate goal of substantially reducing these fees from current levels.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

2.    Basis of Presentation - (Continued)

      During the month of July, we completed an evaluation of our Georgia inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates. In addition, we implemented price increases where warranted and terminated service in situations where price increases were not an alternative. We estimate that maintaining this unprofitable business had contributed $40,000 to $75,000 per month to our historical operating losses in the Southeast. While these initiatives will result initially in lower inbound tire volumes, we believe they will improve our performance. In addition, these changes should generate further cost reductions in the form of lower labor, parts and maintenance in the Southeast. Similar actions are being evaluated for other locations.

      Our continued existence is dependent on our ability to reduce our operating costs, negotiate more favorable terms with existing secured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. We have implemented and/or are in the processing of implementing the following actions:

A.    Credit Facility Refinancing

      On June 30, 2004, we entered into a three-year, $9 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term loan. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005. In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted. (See Note 9) In July 2005, we entered into a $1 million secured convertible term note with Laurus. (See Note
14)

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

D.    Convertible Note Payable

      In December 2003, we entered into a note purchase agreement with an accredited investor and, pursuant thereto, we issued a convertible note in the aggregate principal amount of $375,000 and bearing interest at 10%, due December 22, 2004. The note and accrued interest of $11,854 were converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock.

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

F.    Tennessee Facility

      We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith deposit" with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a letter of intent with the same third party, providing among

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

2.    Basis of Presentation - (Continued)

other things our agreement to lease certain pieces of tire processing equipment which were initially intended to be utilized in Tennessee (see Note 8) and agreed to apply a portion of the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that, based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce disposal expense. Based on existing capital constraints and continued operating losses, we have reduced our Tennessee staff and are currently evaluating several alternatives which will allow us to reduce or eliminate our operating losses in Tennessee by September 30, 2005 when our facility lease expires. We are evaluating alternative locations but believe we can extend our lease on a month by month basis if needed during the interim period. If we are successful in reducing or eliminating the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $80,000 per month. No assurance can be given, however, that we will be able accomplish this in a timely manner or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2005 and 2004, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

5.    Annual Assessment of Goodwill

      We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter. As of June 30, 2005, we have concluded that goodwill is not impaired.

6.    Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10)

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005


6.    Notes Receivable, Officers - (Continued)

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans were secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer agreed to apply his then outstanding balance of $24,000 against obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 10) On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,248 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

7.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                            June 30,     September 30,         Estimated
                                                              2005            2004           Useful Lives
                                                          -----------    -------------      -------------
Land ...........................................          $        --     $   167,981
Buildings and improvements .....................            3,529,267       3,595,104       10 - 20 years
Machinery, equipment and improvements...........           11,162,375       9,716,896        5 - 10 years
Furniture and fixtures .........................              459,068         277,146        3 - 5 years
Motor vehicles .................................            6,043,976       6,087,959        2 - 10 years
Construction in process ........................              288,477         891,267
                                                          -----------     -----------
                                                           21,483,163      20,736,353

Less accumulated deprecation and amortization...          (10,379,859)     (9,220,100)
                                                          -----------     -----------
Property, plant and equipment, net .............          $11,103,304     $11,516,253
                                                          ===========     ===========

      During June 2005, our Wisconsin subsidiary sold all of its land and buildings for approximately $483,000, realizing a gain of $123,608. We used approximately $284,000 of the proceeds to repay an existing obligation on the property and simultaneous with the sale, entered into an agreement to lease the property back for a period of 90 days. We intend to consolidate all remaining Wisconsin operations into our Minnesota facility during the quarter ending September 30, 2005.

       In addition during the quarter ended June 30, 2005, our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. The lessor agreed to accept approximately $190,000 in full settlement of our capital lease obligation with a carrying value of approximately $156,000, resulting in a loss of approximately $34,000 in connection with this transaction during the quarter. In addition, management determined that the carrying value of the purchased transportation equipment was impaired. Accordingly, we recorded an impairment loss amounting to $57,183 during the quarter ended June 30, 2005 based on the estimated fair value based on replacement cost of similar equipment and reduced the remaining estimated useful life to 24 months.

8.    Acquisition Deposit

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES, (2) entered a material supply agreement and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

8.    Acquisition Deposit - Continued

      Pursuant to the terms of the material supply agreement, we are to supply agreed upon minimum amounts of crumb rubber material to TIRES on a weekly basis. If we do not meet the minimum weekly requirements, we are assessed a shortfall fee equal to 150% of the purchase price for any shortfall tonnage. Due to unexpected equipment downtime and delays in installing the additional rasper which is being leased from TIRES, we were unable to meet the minimum material requirements during the quarter ended June 30, 2005 and as a result, we recorded a shortfall expense of approximately $117,000 during the quarter. On June 6, 2005, we negotiated an amendment to the material supply agreement whereby the minimum weekly requirement was reduced and the price at which TIRES would purchase material was increased 15 percent for a period of 10 weeks. In return for this short term consideration, we agreed to reduce our original pricing by 8% on the first 30,000 tons of material purchased by TIRES subsequent to the 10 week amendment period.

      The exclusive purchase option to acquire additional operating assets of TIRES is exercisable if predetermined financial performance criteria are met by TIRES during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, TIRES will retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. If at the time the purchase option expires, TIRES has not achieved the predetermined financial performance criteria, TIRES will return to us a sufficient number of our shares to equal $200,000 at the time. In connection with this agreement and based on the fair market value of our stock at each quarter end, we may be required to record an asset or liability based upon the sufficient number of shares required to meet the requirements of the agreement, as required under Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". At June 30, 2005, we have not recorded a related liability as the amount is immaterial and would be offset by a corresponding increase in the related deposit.

      We have also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade it's existing crumb rubber production capacity and have used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and is being amortized over the lease terms which range from 48 to 60 months.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      On May 6, 2002, RSLP converted $750,000 of the principal amount of the February 14, 2002 promissory note into 300,000 unregistered shares of our common stock valued at $750,000. We issued RSLP a promissory note for the remaining balance on the February 14, 2002 promissory note in the principal amount of $743,750 bearing interest at 10% and due in March 2007. As of June 30, 2005, 9 payments totaling $76,042 were past due. RSLP has agreed to defer all payments due through June 30, 2005 until July 31, 2005 and has agreed to waive any and all defaults that may exist. On July 31, 2005, RSLP agreed to defer all interest and principal payments due through June 2006 at which time all interest and principal payments under the promissory note that are otherwise due and payable on or before that date will be incorporated into an new promissory note, payable in 48 monthly installments commencing July 2007 and bearing interest at 10% per annum.

First American Credit Facility

      On April 4, 2002, our Iowa subsidiary executed a five-year, $1,185,000 secured term note and a one year $300,000 working capital line of credit (secured with all Iowa assets) with First American Bank ("First American"). The proceeds of this term note were used in connection with the acquisition of UT Tire Recyclers, Inc in April 2002.

    On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $34,660 and is secured with all Iowa assets. They also renewed their working capital line of credit which was increased to $500,000. The line of credit was subsequently extended to January 20, 2005 and First American temporarily increased the maximum availability under the line of credit to $650,000 through September 30, 2004. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1% (7.25% as of June 30, 2005).

    On November 15, 2004, First American reduced the availability under our working capital line of credit and issued a $100,050 Irrevocable Letter of Credit as collateral for a performance bond associated with the initial phase of a significant scrap tire cleanup project in Iowa. In May 2005, we were awarded the next phase of the cleanup project and First American agreed to extend the term of the Letter of Credit accordingly.

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

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

9.    Notes Payable/Credit Facility - (Continued)

      The line of credit has a three-year term. Borrowings generally bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (7.25% at June 30, 2005), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. The amount we may borrow at any time under the line of credit is generally limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. Until December 31, 2005, however, we will be permitted to maintain overadvances of up to $2,000,000 under the line of credit. All overadvances outstanding from time to time will bear interest, in addition to the interest otherwise required, at a rate equal to 2% per annum on the amount of the overadvance. In the event that at any time we have outstanding overadvances of more than $2,000,000, or if any overadvance remains outstanding on or after January 1, 2006, the excess or overdue overadvance will bear interest, in addition to that otherwise required, at a rate equal to 2% per month for all times such amounts are outstanding. The line of credit requires us to maintain a minimum borrowing of $1,000,000. As of June 30, 2005, our overadvance was $1,980,250.

      Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the March 22, 2005 amendment to the credit facility which was $.93) The original conversion price of the term note determined at June 30, 2004 was $1.31. The conversion price for each subsequent $1,000,000 of borrowings will be adjusted to the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increments. We will determine at that time if any new beneficial conversion factor exists. During the quarter ended June 30, 2005, Laurus converted $19,750 under the line of credit and was issued 25,000 shares of common stock.

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

      The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (7.25% at June 30, 2005), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal is being amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Pursuant to the terms of the March 22, 2005 amendment, however principal payments otherwise due from December 1, 2004 through June 30, 2005 have been deferred and are payable in full on the maturity date of the term note, together with all other amounts due and payable on that date.

    Laurus has the option to convert some or all of the principal and interest payments into common stock at a revised fixed conversion price of $.93 (the average closing price of our common stock for the five days immediately prior the March 22, 2005 amendment), provided, that the first $1,000,000 of borrowings under the term note is convertible into common stock at a price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the amendment). The original conversion price of the term note determined at June 30, 2004 was $1.31. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      On July 20, 2005, we entered into an additional $1 million convertible term note and related agreements with Laurus. (See Note 14) We will be required to pay a premium of 2% of the amount of each principal payment made in cash under the line of credit and/or the term note. In addition, we will be required to pay a penalty of 20% of the then-outstanding balance of the term note if we prepay that note.

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

      The credit facility is secured by a first-priority security interest in substantially all of our assets, including the capital stock of our active subsidiaries. Our active subsidiaries have guaranteed our obligations to Laurus and have granted Laurus a security interest in their assets to secure these guarantees.

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

      We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants. To date, we have registered 3,801,237 shares of common stock for resale by Laurus. That number represents the largest number of shares we were permitted to list on the American Stock Exchange without first obtaining the approval of our stockholders.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

9.    Notes Payable/Credit Facility - (Continued)

      We are required to file an additional registration statement with respect to the resale of the balance of shares that we currently expect to be required to issue to Laurus in connection with the credit facility. That registration statement cannot be declared effective unless and until our stockholders approve the issuance of such shares. On June 16, 2005, our stockholders approved the issuance of up to 7,380,000 shares of our common stock to Laurus. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock and no more than 25% of our aggregate daily trading volume determined over the five-day period prior to the date of determination. These limitations may be waived by Laurus on 90 days' prior notice, or without notice if we are in default.

      The conversion price applicable to each of the notes and the exercise price of each of the warrants is subject to downward adjustment on a "full ratchet" basis if we issue shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. There are exceptions for issuances of stock and options to our employees and for certain other ordinary course stock issuances.

       Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of any monetary judgment or similar final process against us for more than $50,000 that remain unvacated, unbonded or unstayed for a period of 30 business days; (vi) suspensions of trading of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days;
(vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default.

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

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity in March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At June 30, 2005, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

10.   Notes Payable-Related Party - (Continued)

the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility (see Note 9) have been repaid or June 30, 2007.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock . In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility (see Note 9) have been repaid or June 30, 2007. At June 30, 2005, the remaining balance due on this note amounted to $99,320.

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

                                                        Three Months Ended               Nine months Ended
                                                  June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                  -------------   -------------   -------------   -------------

Net loss as reported ..........................    $(1,806,653)    $  (335,824)    $(5,499,301)    $(1,811,315)
Add: Compensation recognized under APB No.25 ..             --              --              --              --
Less: Compensation recognized under FAS 123 ...         (9,121)        (22,066)        (44,156)        (61,757)
                                                   -----------     -----------     -----------     -----------
Pro forma net loss ............................    $(1,815,774)    $  (357,890)    $(5,543,457)    $(1,873,072)
                                                   ===========     ===========     ===========     ===========

Net loss per share:
   Basic and diluted- as reported .............    $     (0.09)    $     (0.02)    $     (0.29)    $     (0.11)
                                                   ===========     ===========     ===========     ===========
   Basic and diluted - pro forma ..............    $     (0.09)    $     (0.02)    $     (0.29)    $     (0.11)
                                                   ===========     ===========     ===========     ===========

2005 Stock Option Plan

      On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which was subsequently approved by our stockholders on June 16, 2005. The 2005 Plan is intended to replace our 1993 Stock Option Plan, which expired on June 10, 2004. In April 2004, our Board adopted a replacement stock option plan but did not submit it for ratification by our stockholders. That plan was terminated by our Board on March 18, 2005, and all options granted under that plan have been terminated.

                           GreenMan Technologies, Inc.
              Notes To Unaudited Consolidated Financial Statements
                                  June 30, 2005

12.   Stockholder's Equity

Increase in Authorized Shares of Common Stock

      On June 16, 2005, our stockholders approved an amendment to our Rested Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 to 40,000,000.

Elimination of the Description of Class A Convertible Preferred Stock

      On June 16, 2005, our stockholders approved an amendment to our Restated Certificate of Incorporation to eliminate the description of Class A Convertible Preferred Stock due to the fact no such shares were authorized for issuance under the Restated Certificate of Incorporation.

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

14.   Subsequent Events

      On July 14, 2005, we were notified that our Director's and Officer's liability insurance policy, which expires on October 1, 2005, will not be renewed by its current carrier. We are currently evaluating several alternatives. Although we currently believe we will be able to obtain Director's and Officer's Liability insurance coverage prior to the expiration of its existing coverage, no assurances can be given that such new coverage will be secured in the near future, on favorable terms, or at all.

      On July 20, 2005, we entered into a $1 million convertible term note (the "Term Note") and related agreements with Laurus. The Term Note has a maturity date of June 30, 2007 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.75% (8% at July 20, 2005). Interest on the loan is payable monthly commencing August 1, 2005. Principal will be amortized over the term of the loan, commencing on February 1, 2006, with minimum monthly payments of principal of $58,823.53. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005) (the "Fixed Conversion Price"). In connection with the Term Note, we also issued to the Laurus Funds an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Net proceeds received from issuance of the term note amounted to $955,000 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $393,939 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $446,738. The beneficial conversion amount will be recorded as paid in capital and will be amortized to interest expense along with the debt discount over the two year term of the note or ratably upon any partial conversion. The Term Note contains repayment penalties and interest adjustments similar to those of the notes issued to Laurus under June 2004 credit facility, and borrowings under the Term Note are also secured by a first security interest in substantially all of our assets and the assets of our active subsidiaries. (See Note 9) We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus Funds upon conversion of borrowings under the Term Note and upon exercise of the option.

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

Results of Operations

Three Months ended June 30, 2005 Compared to the Three Months ended
June 30,2004

      Net sales for the three months ended June 30, 2005 increased $718,318 or 9% to $8,777,421 as compared to last year's net sales of $8,059,103. We processed approximately 7.7 million passenger tire equivalents during the three months ended June 30, 2005, compared to approximately 8 million passenger tire equivalents during the quarter ended June 30, 2004. The increase in revenue was attributable to a 25% increase in overall product revenues which offset a 4% decrease in overall inbound tires processed.

      Overall end product sales increased $563,353 to $2,843,004 during the quarter ended June 30, 2005, compared to $2,278,651 for the same period last year. The increase in end product sales is attributable to re-installation of our Georgia waste wire processing equipment in November 2004 and stronger crumb rubber, steel and tire derived fuel sales during the quarter ended June 30, 2005.

      Gross profit for the quarter ended June 30, 2005 was $315,758 or 4% of net sales, compared to $1,374,777 or 17% of net sales for the quarter ended June 30, 2004. Our cost of sales increased approximately $1,777,337 or 27% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations, increased collection costs, continued operating inefficiencies necessitated by processing a majority of our Tennessee-sourced tires at our Georgia facility during the quarter. In addition, a change in the specifications of our alternative fuel customers requiring a smaller tire chip has contributed to our reduced processing capacity and higher operating costs. To address these issues, during March 2005, we installed equipment which has positively impacted but not totally resolved the reduced processing capacity issues in the Southeast and during June 2005, we installed new shredding equipment in the West. We have recently completed a corporate-wide review of all tire collection accounts and implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives will result initially in lower inbound tire volumes, we believe they will improve our performance. We estimate these changes should generate further cost reductions in the form of lower labor, parts and maintenance in the Southeast. Also, over the past year, we continued to build a customer base outside of our Georgia market in anticipation of delivering whole tires to several new cement kiln locations expected to begin accepting whole tires on a regular basis during the fourth quarter of fiscal 2005. These tires, while making marginal contributions to our performance when processed in Georgia, will have a greater contribution when processed closer to their origin at the respective cement kilns.

      Selling, general and administrative expenses for the quarter ended June 30, 2005 increased $102,551 to $1,223,305 or 14% of net sales, compared to $1,120,754 or 14% of net sales for the quarter ended June 30, 2004. The increase was primarily attributable to increased outside professional expenses and travel.

      During June 2005 our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. Management determined that the carrying value of the purchased transportation equipment was impaired. We recorded an impairment loss amounting to $57,183 during the quarter ended June 30, 2005 based on the estimated fair value based on replacement cost of similar equipment

      As a result of the foregoing, we had an operating loss of $964,730 for the quarter ended June 30, 2005 as compared to an operating profit of $254,023 for the quarter ended June 30, 2004.

      Interest and financing costs for the quarter ended June 30, 2005 increased $337,119 to $925,687 (including $549,981 of non-cash deferred financing costs), compared to $588,568 (including $238,000 of non-cash deferred financing costs) during the quarter ended June 30, 2004. The increase in primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility.

      As a result of the foregoing, our net loss for the quarter ended June 30, 2005 increased $1,470,829 to $1,806,653 or $.09 per basic share, compared to a net loss of $335,824 or $.02 per basic share for the quarter ended June 30, 2004.

Nine months ended June 30, 2005 Compared to the Nine Months ended June 30, 2004

      Net sales for the nine months ended June 30, 2005 increased $2,698,211 or 12% to $24,468,329 as compared to last year's net sales of $21,770,118. We processed 23.3 million passenger tire equivalents during the nine months ended June 30, 2005, compared to approximately 22.4 million passenger tire equivalents during the nine months ended June 30, 2004. The increase in revenue was attributable to a 19% increase in overall product revenues, a 4% increase in inbound scrap tires volume and a 1% increase in overall tipping fees per passenger tire. Included in the results for the nine months ended June 30, 2005 was approximately $827,000 of revenue and 875,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during the period.

      Overall end product sales increased $1,135,557 to $6,969,128 during the nine months ended June 30, 2005, compared to $5,833,571 for the same period last year. The increase in end product sales is attributable to re-installation of our Georgia waste wire processing equipment in November 2004 and stronger crumb rubber, steel and tire derived fuel sales during the nine months ended June 30, 2005.

      Gross profit for the nine months ended June 30, 2005 was $529,090 or 2% of net sales, compared to $2,861,604 or 13% of net sales for the nine months ended June 30, 2004. Our cost of sales increased $5,030,725 or 27% primarily due to reduced processing capacity and equipment reliability issues at our Southeast and Western operations, increased collection costs, continued operating inefficiencies necessitated by processing a majority of our Tennessee-sourced tires at our Georgia facility as well as unforeseen decreases in inbound tire volumes in the West due to severe weather conditions during the first half of fiscal 2005. In addition, a change in the specifications of our alternative fuel customers requiring a smaller tire chip has contributed to our reduced processing capacity and higher operating costs. To address these issues, we took the actions described above in the discussion of the three months ended June 30, 2005.

      Selling, general and administrative expenses for the nine months ended June 30, 2005 increased $397,996 to $3,754,586 or 15% of net sales, compared to $3,356,590 or 15% of net sales for the nine months ended June 30, 2004. The increase was primarily attributable to increased outside professional expenses and travel.

      During June 2005 our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. Management determined that the carrying value of the purchased transportation equipment was impaired. We recorded an impairment loss amounting to $57,183 during the quarter ended June 30, 2005 based on the estimated fair value based on replacement cost of similar equipment

      As a result of the foregoing, we had an operating loss of $3,282,679 for the nine months ended June 30, 2005 as compared to an operating loss of $494,986 for the nine months ended June 30, 2004.

      Interest and financing costs for the nine months ended June 30, 2005 increased $421,816 to $1,916,292 (including $891,941 of non-cash deferred financing costs), compared to $1,494,476 (including $400,000 of non-cash deferred financing costs) during the nine months ended June 30, 2004. The increase in primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility.

      Included in other expenses for the nine months ended June 30, 2005 is $101,378 relating to a portion of an acquisition deposit which was written off. In addition to the lost product revenues caused by the March 2003 fire at our Georgia facility, we also incurred additional direct costs relating to excess disposal costs totaling approximately $95,000, which were offset by an insurance recovery of $207,873 received during the nine months ended March 31, 2004. In addition, we also recorded other income of approximately $90,000 relating to a settlement for damaged product during the nine months ended June 30, 2004.

      Based on the unforeseen magnitude of our quarterly and year to date losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be questionable and therefore have provided a valuation allowance on the entire amount during the quarter ended December 31, 2004.

      As a result of the foregoing, our net loss for the nine months ended June 30, 2005 increased $3,687,986 to $5,499,301 or $.29 per basic share, compared to a net loss of $1,811,315 or $.11 per basic share for the nine months ended June 30, 2004.

Liquidity and Capital Resources

      As of June 30, 2005, we had $526,102 in cash and cash equivalents and a working capital deficiency of $7,408,130. Our continued existence is dependent on our ability to reduce our operating costs, negotiate more favorable terms with existing secured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis.

      The Consolidated Statements of Cash Flows reflect events in 2005 and 2004 as they affect our liquidity. During the nine months ended June 30, 2005, net cash used by operating activities was $374,120 which reflects a net loss of $5,499,301 which was partially offset by depreciation and amortization of $2,679,470, a $270,000 non-cash deferred tax asset write-off, a $287,028 decrease in accounts receivable and a $1,563,500 increase to accounts payable. During the nine months ended June 30, 2004, net cash used by operating activities was $195,753 reflecting a net loss of $1,811,315, an increase in product inventory of $831,112 and accounts receivable of $375,118. These amounts were partially offset by depreciation and amortization, an increase in accrued expenses and the receipt of $634,172 in insurance proceeds.

      Net cash used for investing activities was $870,577 for the nine months ended June 30, 2005 reflecting the purchase of $1,640,874 of machinery and equipment with a majority associated with the completion of our Georgia waste wire processing equipment and new shredding capacity. This offset by proceeds received from the sale of our Wisconsin property. Net cash provided by investing activities was $455,116 for the nine months ended June 30, 2004 reflecting the $1,400,000 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $807,469 of property and equipment.

      Net cash provided by financing activities was $1,261,012 during the nine months ended June 30, 2005 and was positively impacted by availability under our new Laurus credit facility as well as increased availability under our First American credit facility. This increase was offset by repayment of notes payable of $1,222,540 and capital leases of $414,336. Net cash provided by financing activities was $1,979,873 during the nine months ended June 30, 2004 and was positively impacted by the new Laurus credit facility and the completion of the April 2004 private placement of investment units which collectively generated approximately $6,833,000 of new cash flow before expenses. These increases were offset by repayment of notes payable of $4,213,803, including approximately $3,800,000 associated with the payoff of our Minnesota real estate loan, WAMCO Credit Facility and Cryopolymers Leasing note payable.

      To attempt to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Credit Facility Refinancing

      Our liquidity had been significantly and adversely affected since our primary source of working capital financing and long term debt, Southern Pacific Bank and its wholly owned subsidiary Coast Business Credit, were closed by the Commissioner of Financial Institutions of the State of California in February 2003. In particular, we have had to significantly slow down or delay the implementation of several growth initiatives, including establishing a new high volume tire processing facility in Tennessee, shredding and screening upgrades in Georgia and Minnesota. These conditions have caused us to incur significant expenses in the short-term and have limited our ability to grow in the longer-term.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our prior credit facility and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005. In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted (See Note 9). As of June 30, 2005, our overadvance was $1,980,250. On July 20, 2005, we entered into a $1 million convertible term note with Laurus. (See Note 14)

      On February 10, 2005, First American Bank renewed our Iowa subsidiary's working capital line until February 10, 2006 and increased our maximum availability to under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005 (See
Note 9)

Additional Steps to Increase Liquidity

      Over the last several years, we have funded portions of our operating cash flow and growth from sales of equity securities and loans from officers and related parties.

      In December 2003, we issued a 10% convertible note due December 2004 in the aggregate principal amount of $375,000 to an investor. The note was convertible at the option of the holder at any time prior to maturity into investment units at a price equal to $1.07 per unit with each unit consisting of one share of common stock and a warrant to purchase 1.5 shares of common stock at an exercise price of $1.07 per share, exercisable nine months after issuance for a period of five years from date of issuance. The note was converted on June 24, 2004 into 369,331 shares of common stock and we issued warrants to purchase 553,997 shares of our common stock. When originally issued, this note reflected a beneficial conversion feature amounting to $154,226 and, upon conversion, the remaining unamortized beneficial conversion discount of approximately $77,000 was charged to interest expense.

      In April 2004, we commenced a private offering of investment units to accredited investors, each unit consisting of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. As of June 30, 2004, when the offering terminated, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to commence re-establishing our Georgia waste wire processing capacity and for general working capital purposes during the seasonally slower portion of our fiscal year.

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. At June 30, 2005, the remaining balance on these advances amounted to $699,320.

Operating Performance Enhancements

      In order to position our company to be stronger and return to profitability, and to enhance shareholder value in the future, we began initiatives during fiscal 2003 to upgrade existing operations, expand into new geographic locations to maximize existing transportation and marketing infrastructures, and continue to identify better and more profitable uses for existing and new products.

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. We have previously purchased secondary equipment for our Georgia (damaged in the March 2003 fire; reestablished in November 2004), Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also significantly reduced our residual disposal costs. As a part of the December 2004 lease agreement with TIRES (See Note 8), we are leasing additional waste wire processing equipment which we anticipate to be installed and operational in Georgia during the fourth quarter of fiscal 2005.

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

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) to leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES, (2) entered a material supply agreement and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

      Pursuant to the terms of the material supply agreement, we are to supply agreed upon minimum amounts of crumb rubber material to TIRES on a weekly basis. If we do not meet the minimum weekly requirements, we are assessed a shortfall fee equal to 150% of the purchase price for any shortfall tonnage. Due to unexpected equipment downtime and delays in installing the additional rasper which is being leased from TIRES, we were unable to meet the minimum material requirements during the quarter and as a result, we recorded a shortfall expense of approximately $117,000 during the quarter ended June 30, 2005. On June 6, 2005, we negotiated an amendment to the material supply agreement whereby the minimum weekly requirement was reduced and the price at which TIRES would purchase material was increased 15 percent for a period of 10 weeks. In return for this short term consideration, we agreed to reduce our original pricing by 8% on the first 30,000 tons of material purchased by TIRES subsequent to the 10 week amendment period.

      The exclusive purchase option to acquire additional operating assets of TIRES is exercisable if predetermined financial performance criteria are met by them during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price cannot be determined at this time. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. If we exercise our exclusive purchase option and close a transaction, the value of the shares will be applied against the purchase price of the assets. If the exclusive purchase option expires or we decide not to exercise the option, TIRES shall retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expires, the value of the shares is less than $200,000, we will issue a sufficient number of additional shares to equal $200,000. If at the time the purchase option expires, TIRES has not achieved the predetermined financial performance criteria, TIRES will return to us a sufficient number of our shares to equal $200,000 at the time.

      We have also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade their existing crumb rubber production capacity and have used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and is being amortized over the lease terms which range from 48 to 60 months.

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

      On July 1, 2004, we acquired certain assets of American Tire Disposal, Inc. a southern California based company in the business of collecting and marketing approximately 1 million scrap tires for approximately $172,000 in assumed liabilities, forgiveness of trade payables due to us and cash. We have consolidated American Tire Disposal's business into our existing California operations

      In February 2003, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee as a result of experiencing significant market share growth during the last two years. Historically, we transported all Tennessee-sourced tires to our Georgia facility to be processed. We anticipated that a majority of the funding to implement this initiative would come from our principal lender, which unfortunately was closed by the Commissioner of Financial Institutions of the State of California in February 2003, shortly after we received verbal approval to move forward. In July 2003, our Tennessee facility began processing local tires on a limited basis using excess and idle equipment from various other locations. We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith deposit" with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a letter of intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in

Tennessee (see Note 8) and agreed to apply a portion of the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce disposal expense. Based on existing capital constraints and continued operating losses, we have reduced our Tennessee staff and are currently evaluating several alternatives which will allow us to reduce or eliminate our operating losses in Tennessee by September 30, 2005 when our facility lease expires. We are evaluating alternative locations but believe we can extend our lease on a month by month basis if needed during the interim period. If we are successful in reducing or eliminating the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $120,000 per month. No assurance can be given, however, that we will be able accomplish this in a timely manner or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Also in February 2003, we decided to reconfigure the operations of our Wisconsin facility from an unprofitable low-volume size reduction facility to a whole tire transfer station supplying compliant tires to a cement kiln. The decision was made because the cement kiln is anticipated to continue consuming a majority of the scrap tires collected by our Wisconsin facility. The reconfiguration was completed during the first quarter of fiscal 2005. During June 2005, we sold our Wisconsin property and intend to consolidate our Wisconsin operations into our Minnesota location by September 30, 2005 in an effort to further reduce operating costs.

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

      Based on our fiscal 2005 operating plan, our available working capital and our revenues from operations, we believe that loans from affiliated and unaffiliated lenders including additional funding from Laurus will be necessary to satisfy our cash requirements for the foreseeable future. If we are unable to obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly or to discontinue some or all of our operations.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past eleven consecutive quarters and will need additional working capital, which if not received, may force us to curtail operations.

      We have experienced eleven consecutive quarters of net losses. While management has identified several significant non-recurring charges which have contributed to these losses, we understand that our continued existence is dependent on our ability to reduce our operating costs, negotiate more favorable terms with existing secured creditors, to refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. If we are unable to return to profitability before our cash is depleted, we will need to seek additional capital. There can be no assurance that we will be profitable in the future or, if we are not, that we will be able to obtain additional capital on terms and conditions acceptable to us or at all.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the notes.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus pursuant to secured promissory notes and related agreements which were amended on March 22, 2005. On July 20, 2005, we borrowed an additional $1 million from Laurus pursuant to a convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

      o     failure to pay interest and principal when due;

      o an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

      o a breach by us of any material representation or warranty made in any of the notes or in any related agreement;

      o any money judgment or similar final process is filed against us for more than $50,000 that remains unvacated, unbonded or unstayed for a period of 30 business days;

      o any form of bankruptcy or insolvency proceeding is instituted by or against us;

      o suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days; and

      o     the occurrence of a change in control of our ownership.

      In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

We will require additional funding to sustain and grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

      We will have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business. We cannot assure you that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business will be adversely affected and we may need to discontinue some or all of our operations. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders will experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

We may not realize the anticipated benefits associated with the establishment of our Tennessee operations.

      In February 2003, as a result of experiencing significant market share growth during the last two years, we announced our intent to open a new high-volume tire processing facility in LaVergne, Tennessee. Historically, we have transported all Tennessee-sourced tires to our Georgia facility for processing. In July 2003, we began processing tires on a limited basis in Tennessee utilizing excess and idle equipment from various GreenMan subsidiaries. Until we are successful in purchasing the appropriate high-volume shredding and ancillary equipment for our Tennessee facility or implement an alternative strategy to economically manage Tennessee sourced tires, we will continue to incur excess transportation costs necessitated by transporting Tennessee-sourced tires to Georgia instead of processing them locally.

      We initially allocated approximately $1 million of proceeds from the Laurus credit facility to purchase necessary shredding equipment for our Tennessee facility. In August 2004, we used $350,000 of the proceeds as a "good faith deposit" with a third party towards the acquisition of certain processing equipment that would be required in Tennessee. In December 2004, we executed a letter of intent with the same third party, providing among other things our agreement to lease certain pieces of tire processing equipment which was initially intended to be utilized in Tennessee (see Note 8) and agreed to apply a portion of the $350,000 to preparation and moving of the equipment to be leased. Due to delays in identifying the appropriate remaining equipment for Tennessee, we reallocated approximately $650,000 of the proceeds to be used to re-establish our Georgia waste wire processing equipment line in November 2004 as well as support the limited Tennessee operation during this period. During February 2005, we determined that based on increasing inbound tire volumes in the Southeast and reduced existing processing capacity as well as equipment reliability issues, we would install a majority of the new leased equipment in Georgia in order to increase our plant processing capacity and reduce disposal expense. Based on existing capital constraints and continued operating losses, we have reduced our Tennessee staff and are currently evaluating several alternatives which will allow us to reduce or eliminate our operating losses in Tennessee by September 30, 2005 when our facility lease expires. We are evaluating alternative locations but believe we can extend our lease on a month by month basis if needed during the interim period. If we are successful in reducing or eliminating the need to transport Tennessee tires to Georgia, we estimate the cost savings realized could exceed $80,000 per month. No assurance can be given, however, that we will be able accomplish this in a timely manner or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      As of June 30, 2005, we have options and warrants to purchase approximately 6,290,359 shares of common stock outstanding in addition to $8,436,136 of convertible promissory notes. The principal and interest amounts of these notes are convertible into approximately 10,146,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of June 30, 2005, approximately 12,840,000 shares of our common stock were eligible for sale in the public market. This represents approximately 67 percent of our outstanding shares of common stock. After the effective date of the additional registration statement we are required to file with respect to the Laurus credit facility (see Note 9), approximately 23,000,000 shares of our common stock will be eligible for resale in the public market. On July 20, 2005, we issued an option to purchase 2,413,571 shares of our common stock to Laurus in connection with a $1 million term note. (See Note 14) Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 39 percent of our outstanding common stock as of June 30, 2005. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3      Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended June 30, 2005, we issued 25,000 shares of common stock to Laurus Master Fund, Ltd. upon conversion of $19,750 outstanding under a line of credit. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.     Submission of Matters to a Vote of Security Holders

            We conducted our Annual Meeting of Stockholders on June 16, 2005. The matters considered at the meeting and the results for each vote were as follows:

                                                                                              For           Against        Abstain
                                                                                           ----------      ---------      ---------
                  Vote 1 - Election of  the Board of Directors
                    Maurice E. Needham ................................................    15,757,780       151,292           N/A
                    Robert H. Davis ...................................................    15,749,980       159,092           N/A
                    Lew Boyd ..........................................................    15,790,680       118,392           N/A
                    Dr. Allen Kahn ....................................................    15,790,680       118,392           N/A
                    Lyle Jensen .......................................................    15,194,080       714,992           N/A

                  Vote 2 - Approve an amendment to our Restated Certificate
                  of Incorporation to increase the number of authorized
                  shares of common stock from 30,000,000 to 40,000,000 ................    15,524,125       308,792        76,155

                  Vote 3 - Approve an amendment to our Restated Certificate
                  of Incorporation to eliminate the description of Class A
                  Convertible Preferred Stock .........................................    11,434,141       101,636        36,295

                  Vote 4 - Approve adoption of the 2005 Stock Option Plan .............    10,861,901       696,816        13,355

                  Vote 5 - Approve the issuance of up to 7,380,000 shares of
                  our common stock to Laurus Master Fund, Ltd .........................    11,304,268       163,381       104,423

                  Vote 6 - Ratify the selection of Wolf and Company as our
                  independent auditors for the fiscal year ended September 30, 2005 ...    15,462,027       434,250        12,795

None

Item 6.     Exhibits
            ---------

      (a)   Exhibits

            3.1 (1) Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended

            4.1 (1) Securities Purchase Agreement, dated July 20, 2005, by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            4.2 (1) Secured Convertible Term Note, dated July 20, 2005, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

            4.3 (1) Term Note Registration Rights Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            4.4 (1) Option Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            4.5 (1) Funds Escrow Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc., Laurus Master Fund, Ltd. And Loeb and Loeb, LLP, as Escrow Agent

            4.6 (1) Reaffirmaiton and Ratification Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

            10.1(1) Waiver Agreement by Republic Services of Georgia, LP dated July 31, 2005.

            31.1(2) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            31.2(2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            32.1(2) Certification of Chief Executive Officer under 18 U.S.C Section 1350

            32.2(2) Certification of Chief Financial Officer under 18 U.S.C Section 1350

            Filed herewith

      (b)   Reports on Form 8-K

            None

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