Form 10KSB
period 2005-09-30
GREENMAN TECHNOLOGIES INC
filed 2006-04-20
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended September 30, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|

The issuer's revenues for the fiscal year ended September 30, 2005 were $22,075,236.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006 was $3,994,325.

As of March 31, 2006, 19,225,352 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                           GREENMAN TECHNOLOGIES, INC.

INDEX

                                                                            Page
PART I
Item 1.         Business                                                       4
Item 2.         Properties                                                     6
Item 3.         Legal Proceedings                                              7
Item 4.         Submission of Matters to a Vote of Security Holders            7
PART II
Item 5.         Market for the Registrants Common Equity, Related              7
                Stockholder Matters and Small Business Issuer's
                Purchases of Equity Securities
Item 6.         Management's Discussion and Analysis of Financial              8
                Condition and Results of Operations
Item 7.         Financial Statements                                          18
Item 8.         Changes in and Disagreements with Accountants on              18
                Accounting and Financial Disclosure
Item 8A.        Disclosure Controls and Procedures                            18
PART III
Item 9.         Directors, Executive Officers, and Key Employees              18
Item 10.        Executive Compensation                                        20
Item 11.        Security Ownership of Certain Beneficial Owners and           22
                Management and Related Stockholder Matters
Item 12.        Certain Relationships and Related Transactions                23
Item 13.        Exhibits and Reports on Form 8-K                              25
Item 14.        Principal Accountant Fees and Services                        30
Signatures                                                                    59
Exhibits

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently actual results may differ materially from those projected, anticipated, or implied.

                                     PART I

Item 1.  Description of Business

General

      GreenMan Technologies, Inc. (together with its subsidiaries, "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. We are in the business of collecting, processing and marketing scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and operate tire processing operations in California, Iowa and Minnesota.

Recent Developments

      In September 2005, due to the magnitude of our continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. Accordingly, we have classified their respective results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

      In September 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 non-cash loss (including $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate losses associated with the discontinued operations of our Tennessee subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $3.1 million.

      During the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down the carrying value of all Georgia operating assets to their estimated fair value at September 30, 2005 and recorded a non-cash loss on disposal of $4,631,102 (including $1,253,748 of goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,451. The aggregate losses associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.3 million. During the quarter ended March 31, 2006, we completed the sale of substantially all Georgia operating assets to two separate parties and received $405,000 in aggregate cash. In addition, the party to one of these transactions agreed to terminate several material supply and equipment lease agreements as well as a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of the party.

      In June 2005, our Wisconsin subsidiary sold all of its land and buildings and all remaining Wisconsin operations were consolidated into our Minnesota facility as of September 30, 2005.

Products and Services

      Our tire processing operations are paid a fee to collect, transport and process scrap tires (i.e. collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e. product revenue).

      We collect scrap tires from three sources:

      o     local, regional and national tire stores;

      o     tire manufacturing plants; and

      o illegal tire piles being cleaned-up by state, county and local governmental entities;

      The tires we collect are processed and sold:

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

      In some states where we previously had disposal contracts with cement kilns, our whole tire operations were paid a fee by existing tire collectors to dispose of whole tires at our location. We paid the cement kilns a fee to accept the whole tires which they then use as an alternative fuel source to coal, while also providing a source of iron oxide which is required in the cement making process. As of September 30, 2005, we no longer have disposal contracts with cement kilns.

Manufacturing/Processing

      Our tire shredding operations currently have the capacity to process about 20 million passenger tire equivalents annually. We collected over 18.3 million passenger tire equivalents in the fiscal year ended September 30, 2005 (excluding approximately 13.1 associated with our discontinued Georgia and Tennessee operations), compared to approximately 17.5 million passenger tire equivalents during the year ended September 30, 2004 (excluding approximately
13.1 associated with our curtailed Georgia and Tennessee operations). We anticipate processing over 20 million passenger tire equivalents in fiscal 2006, based on current processing volumes.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip." This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel ("waste wire"), which we have historically disposed of at costs exceeding $1 million annually. Our Iowa and Minnesota facilities further process the waste wire residual into saleable components of rubber and steel which reduces residual disposal costs and provides additional sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets.

Raw Materials

      We believe we will have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the latest information available from the Rubber Manufacturers Association, in 2003 approximately 290 million passenger tire equivalents (approximately one per person per year) were discarded in the United States ("current generation scrap tires") in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. The Rubber Manufacturers Association estimates that a total of approximately 233 million passenger tire equivalents are currently recycled, of which approximately 130 million are burned as tire-derived fuel; 55 million are used in civil engineering applications; and 48 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 57 million remaining passenger tire equivalents are now added to landfills annually. Based on this and other data, there appears to be an adequate supply of tires to meet our needs.

Customers

      Our customers continue to consist of major tire manufacturers, local and regional tire outlets, and state and local governments. We have many long-term, stable relationships with our customers and we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2005, no single customer accounted for more than 10% of our total net sales.

      We do not have any long-term contracts which require any customer to purchase any minimum amount of products or provide any minimum amount of tires. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers.

Sales and Marketing

      We continue to utilize in-house sales staff for securing new accounts and marketing processed materials. This strategy maximizes revenue and concentrates our sales/marketing efforts on highly focused initiatives. Sales/marketing personnel have extensive experience in the tire recycling industry and in industries where our processed materials are consumed.

Competition

      We compete in a highly fragmented and decentralized market with a large number of small competitors. Although we continue to believe there is an opportunity for industry consolidation we have focused our attention on strategic value-added vertical integration. Our strategy is to continue to increase the number of passenger tire equivalents that we processes through aggressive sales and marketing efforts as well as continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

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

Employees

      As of September 30, 2005, we had 159 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 2. Description of Properties

      Our Minnesota location consists of production facilities and office space situated on approximately eight acres which we lease from a related party pursuant to a March 2004 sale/leaseback arrangement. The lease expires in 2016, but provides for two additional 4-year extensions. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      Our Iowa location consists of production facilities and office space situated on approximately four acres which we lease from a related party pursuant to an April 2003 lease. The lease expires in 2013 and provides us with a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. In addition, in March 2005 we executed a new lease with the same related party for approximately three additional acres adjacent to our Iowa facility. The lease expires in 2013. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      Our California location consists of a disposal and production facility and office space located in approximately 45,000 square feet of a building which we lease from an unrelated third party pursuant to an April 2002 lease. The lease expires in April 2007 but can be terminated by either party with 30 days prior notice and provides for an additional 5-year extension.

      We lease approximately 3,380 square feet of office space from an unrelated third party for our corporate headquarters pursuant to a five-year lease that expires in May 2008. In June 2004, we amended this lease to include an additional 1,125 square feet of office space for an additional monthly rent of $1,500.

      In June 2005 we sold our Wisconsin facility for approximately $483,000 and consolidated those operations into our Minnesota location, recording a gain of approximately $123,608. We continued to lease the property through September 30, 2005 while we completed the consolidation with Minnesota.

      In September 2005, we ceased operations at our Tennessee facility and substantially curtailed operations at our Georgia location during the quarter ended December 31, 2005. The Tennessee location consisted of production and office space which we leased from an unrelated third party pursuant to a September 2002 lease which expired in 2005. The Georgia location consists of production facilities and office space which we lease pursuant to an April 2001 sale/leaseback arrangement which originally expired in 2021. In February 2006, we renegotiated the lease to permit us to terminate the lease with 180 days notice. Despite early termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale of the premises by the landlord; (2) the date on which the landlord begins leasing the premises to a new tenant; or
(3) three years from the date on which we vacate the property. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      During the period of February 16, 2006 to March 1, 2006, we completed the sale of substantially all GreenMan of Georgia operating assets to two companies, one which is co-owned by a former employee. In addition, we entered into a sublease agreement with each party with respect to part of the premises located in Georgia with a rolling six month commitment from each party.

      We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3.  Legal Proceedings

      As of March 31, 2006, approximately 16 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.6 million of past due amounts included in liabilities related to discontinued operations on the consolidated balance sheet, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of March 31, 2006, 3 of these vendors had secured judgments in their favor for an aggregate amount of approximately $250,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have substantially no assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

      GreenMan Technologies, Inc. was not a party to any of these vendor relationships but several of the plaintiffs have filed suit against GreenMan Technologies, Inc. While there can be no assurance that GreenMan Technologies, Inc will not be named as a defendant in future proceedings, we believe that GreenMan Technologies, Inc has valid defenses to any potential claims that may be made against us, and we intend to defend against any such claims vigorously.

      In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer's Purchases of Equity Securities

      Our common stock is traded on the American Stock Exchange ("the Exchange") under the symbol "GRN".

      On January 5, 2006 we were notified by the Exchange indicating we were not in compliance with the Exchange's requirements for continued listing as set forth in Sections 134 and 1101 of the Exchange's Company Guide with respect to our failure to file our Annual Report on Form 10-KSB for the year ended September 30, 2005 with the Securities and Exchange Commission.

      In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by January 19, 2006 advising the Exchange of action we have taken, or will take, that would bring our company into compliance with Sections 134 and 1101 of the Company Guide by no later than March 20, 2006. On February 2, 2006, we were notified that the Exchange had accepted our compliance plan and had granted us an extension of time through March 20, 2006 to regain compliance with the continued listing standards. Although we had made progress toward compliance by March 20, 2006, we did not file our Annual Report by that date. Although we remain subject to continued periodic review by the Exchange, the Exchange has not notified us of its intention to initiate delisting proceedings and, to our knowledge, the Exchange has not initiated such proceedings.

      On February 14, 2006, we were notified by the Exchange that we are not in compliance with the Exchange's requirements for continued listing set forth in
Section 1003(a)(i) of the Exchange's Company Guide because we did not meet the $2,000,000 shareholders' equity requirement and because we reported losses from continuing operations and/or net losses in two out of our three most recent fiscal years.

      In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by March 14, 2006 advising the Exchange of action we have taken, or will take, that would bring us into compliance no later than February 14, 2007. We will be subject to delisting proceedings if the plan we submitted is unacceptable to the Exchange or if we fail to make progress toward achieving an acceptable plan.

      The following table sets forth the range of the reported high and low sales prices of our common stock for the years ended September 30, 2005 and 2004.

                                                          Common Stock
                                                    ------------------------
                                                    High                Low
                                                    ----                ---
Fiscal 2004
-----------
Quarter Ended December 31, 2003.............       $1.80               $1.25
Quarter Ended March 31, 2004................        1.60                1.07
Quarter Ended  June 30, 2004................        1.40                1.01
Quarter Ended September 30, 2004............        1.54                1.14

Fiscal 2005
-----------
Quarter Ended December 31, 2004.............       $1.57               $1.11
Quarter Ended March 31, 2005................        1.55                0.79
Quarter Ended  June 30, 2005................        0.94                0.44
Quarter Ending September 30, 2005...........        0.44                0.22

      On March 31, 2006, the closing price of our common stock was $.30 per share.

      As of September 30, 2005, we estimate the approximate number of stockholders of record of our common stock to be 2,500. This number excludes individual stockholders holding stock under nominee security position listings.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future. In addition, our agreements with Laurus Master Fund, Ltd. prohibit the payment of cash dividends.

      See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Additional Steps to Increase Liquidity and "Refinancing of Our Credit Facility" for a description of certain convertible promissory notes and warrants issued to Laurus. These notes and warrants were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. Accordingly, we have classified their respective results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Fiscal Year ended September 30, 2005 Compared to Fiscal Year ended September 30, 2004

      Net sales from continuing operations for the fiscal year ended September 30, 2005 were $22,075,236, a 16% increase, compared to last year's net sales from continuing operations of $19,115,483. Our continuing operations processed approximately 18.3 million passenger tire equivalents during the fiscal year ended September 30, 2005, compared to approximately 17.5 million passenger tire equivalents during the fiscal year ended September 30, 2004. The increase in revenue was attributable to a 18% increase in overall product revenues, a 5% increase in inbound scrap tires volume and a 4% increase in overall tipping fees per passenger tire. Included in the fiscal 2005 results were approximately $827,000 of revenue and 875,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during fiscal 2005.

      Overall end product sales increased 18% or $1,221,718 to $7,856,960 during the fiscal year ended September 30, 2005, compared to $6,635,242 for the same period last year. The increase in end product sales is attributable to stronger crumb rubber and tire-derived fuel sales during the fiscal year ended September 30, 2005. The overall quality of revenue (revenue per passenger tire equivalent) benefited from increased tire volumes and end product sales and a 4% increase in tipping fees per passenger tire equivalent.

      Gross profit for the fiscal year ended September 30, 2005 was $3,603,629 or 16% of net sales, compared to $3,908,768 or 20% of net sales for year ended September 30, 2004. Our cost of sales increased $3,264,892 or 21% primarily due to increased collection costs, reduced processing capacity and equipment reliability issues at our California facility as well as unforeseen decreases in inbound tire volumes in California due to severe weather conditions during the first half of fiscal 2005.

      Selling, general and administrative expenses for the fiscal year ended September 30, 2005 increased $286,585 to $3,459,470 or 16% of net sales, compared to $3,172,885 or 17% of net sales for the fiscal year ended September 30, 2004. The increase was primarily attributable to increased outside professional expenses and travel.

      During June 2005 our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. Management determined that the carrying value of the purchased transportation equipment was impaired. We recorded an impairment loss amounting to $57,183 associated with writing down the assets to their estimated fair value based on replacement cost of similar equipment. In addition, due to the magnitude of the fiscal 2005 losses, management determined that the carrying value of corporate-wide goodwill to be impaired and accordingly wrote-off all remaining goodwill recording an additional non-cash impairment loss of $1,361,696.

      As a result of the foregoing, we had and operating loss of $1,274,720 for the fiscal year ended September 30, 2005 as compared to an operating income of $735,883 for the fiscal year ended September 30, 2004.

      Interest and financing costs for the fiscal year ended September 30, 2005 increased $1,000,353 to $2,408,896 (including $1,547,563 of non-cash deferred financing costs), compared to $1,408,543 (including $456,671 of non-cash deferred financing costs) during the fiscal year ended September 30, 2004. The increase is primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility and an increase in borrowing rates.

      During the fiscal year ended September 30, 2004 we also recorded other income of approximately $90,000 relating to a settlement for damaged product.

      Based on the magnitude of our fiscal 2005 losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be uncertain and therefore have provided a valuation allowance on the entire amount during the fiscal year ended September 30, 2005.

      As a result of the foregoing, our net loss from continuing operations for the fiscal year ended September 30, 2005 increased $3,476,140 to $4,053,534 or $.21 per basic share, compared to a net loss of $577,394 or $.03 per basic share for the fiscal year ended September 30, 2004. The estimated loss on disposal of discontinued operations includes $1,334,849 relating to our Tennessee operations and $4,631,102 in connection with our Georgia facility. Losses primarily relate to the write-off of property, equipment, goodwill, an acquisition deposit and costs of exit activities.

      Loss from discontinued operations increased $3,085,977 to $5,153,224 for fiscal year ended September 30, 2005 as compared to a net loss from discontinued operations of $2,067,247 for last year.

      Our net loss for the fiscal year ended September 30, 2005 increased $12,528,068 to $15,172,709 as compared to a net loss of $2,644,641 for the fiscal year ended September 30, 2004.

Liquidity and Capital Resources

      As of September 30, 2005, we had $256,492 in cash and cash equivalents and a working capital deficiency of $8,667,886. Our continued existence is dependent on our ability to reduce our operating costs, negotiate more favorable terms with existing secured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis.

      The Consolidated Statements of Cash Flows reflect events in 2005 and 2004 as they affect our liquidity. During the fiscal year ended September 30, 2005, net cash used for operating activities was $450,536. While our net loss was $15,172,709 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $6,446,434 of depreciation and amortization, $3,605,345 of non-cash net loss on disposal of fixed assets (including capital leases), $3,591,077 of non-cash goodwill impairment, a decrease in accounts receivable, product inventory and other current assets of $1,243,190 in aggregate and an increase in accounts payable and accrued expenses of $1,938,606 in aggregate.

      During the fiscal year ended September 30, 2004, net cash used by operating activities was $1,694,645. Our overall cash flow was negatively impacted by our net loss of $2,644,641 as well as the following changes to our working capital: a $1,015,500 increase to accounts receivable, a $555,420 increase in product inventory and an increase in accounts payable and accrued expenses of $351,348 in aggregate. These uses of cash were partially offset by the inclusion of $2,680,114 of depreciation and amortization (non-cash expenses) and the receipt of a $634,172 insurance receivable during fiscal 2004.

      Net cash used for investing activities was $987,991 for the fiscal year ended September 30, 2005 reflecting the purchase of $1,596,093 of machinery and equipment with a majority associated with the completion of our Georgia waste wire processing equipment and new shredding capacity. This offset by $608,102 in proceeds received from the sale of our Wisconsin property and miscellaneous other equipment. The net cash used by investing activities for the fiscal year ended September 30, 2004 was $212,532 reflecting the $1,400,000 of proceeds received from the sale of our Minnesota real estate which offset the purchase of $1,649,264 of property and equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash provided by financing activities was $1,293,956 during the fiscal year ended September 30, 2005 and was positively impacted by additional availability under our Laurus and First American credit facilities. This increase was offset by repayment of notes payable and convertible notes payable of $2,002,404 in aggregate and capital leases of $538,848. Net cash provided by financing activities was $1,426,219 during the fiscal year ended September 30, 2004 and was positively impacted by the new Laurus credit facility and the completion of the April 2004 private placement of investment units which collectively generated approximately $6,833,000 of new cash flow before expenses. These increases were offset by repayment of notes payable of $4,726,894, including approximately $3,800,000 associated with the payoff of our Minnesota real estate loan, WAMCO Credit Facility and Cryopolymers Leasing note payable.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a working capital deficiency of $8,667,886 at September 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state by an undercapitalized subsidiary, necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 non-cash loss (including $918,450 associated with goodwill written off) on disposal of the operations in the year ended September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $3.1 million.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a non-cash loss on disposal of $4,631,102 (including $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.0 million. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

      On February 17, 2006, we entered into an Asset Purchase Agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"). Under the agreement, we sold and assigned to TIRES certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES agreed to assume all of our rights and obligations under these contracts. We anticipate the transition of assigning the contracts to be completed within 60 to 90 days. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $155,000 from TIRES for these assets. As additional consideration, TIRES agreed to terminate several material supply and equipment lease agreements as well as terminating a December 2005 letter of intent between GreenMan and TIRES containing an exclusive option to acquire certain operating assets of TIRES.

      On March 1, 2006, we entered into an Asset Purchase Agreement with MTR of Georgia, Inc. ("MTR") a company co-owned by a former employee. Under the agreement, we sold and assigned to MTR certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and certain intangible assets. MTR agreed to assume all of our rights and obligations under these contracts. We anticipate the transition of assigning the contracts to be completed within 60 to 90 days. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $250,000 from MTR for these assets. As additional consideration, MTR has agreed to assume financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the close. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to existing GreenMan customers) within certain Southeastern states for a period of three years.

Credit Facility Refinancing

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our prior credit facility and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005 (subsequently extended to April 30, 2006). In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted (See Note 7 of the consolidated financial statements). As of September 30, 2005, our overadvance was $1,980,250.

      On July 20, 2005, we entered into a $1 million convertible term note with a maturity date of June 30, 2007 and bearing interest at the prime rate published in The Wall Street Journal from time to time plus 1.75% (8.5% at September 30, 2005). Interest on the loan is payable monthly commencing August 1, 2005. Principal will be amortized over the term of the loan, commencing on February 1, 2006 extended to May 1, 2006, with minimum monthly payments of principal of $58,823.53. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005) (the "Fixed Conversion Price"). In connection with the Term Note, we also issued to the Laurus Funds an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share.

      On February 10, 2005, First American Bank renewed our Iowa subsidiary's working capital line until February 10, 2006 (subsequently extended to May 1, 2006) and increased our maximum availability under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005.

Additional Steps to Increase Liquidity

      Over the last several years, we have funded portions of our operating cash flow from sales of equity securities, loans from officers and related parties, increased borrowings and extending payments to our vendors.

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

      In April 2004, we commenced a private offering of investment units to accredited investors, each unit consisting of one share of our common stock and a warrant to purchase 0.5 shares of our common stock. As of June 30, 2004, when the offering terminated, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to commence re-establishing our Georgia waste wire processing capacity and for general working capital purposes.

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. At September 30, 2005, the remaining balance on these advances amounted to $699,320.

Operating Performance Enhancements

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. In the last several years we have purchased secondary equipment for our Georgia (damaged in the March 2003 fire; reestablished in November 2004), Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also significantly reduced our residual disposal costs.

      On March 31, 2003, a portion of our Georgia facility and several pieces of waste wire processing equipment were damaged by a fire. As of September 30, 2003, damaged equipment and parts with a net book value of approximately $179,000 have been written off and we have incurred $225,000 of expenses associated with the fire, including $211,000 of excess waste wire disposal. In December 2003 we reached a $1.03 million settlement with our insurance carrier in connection with the claims associated with the fire and have received all amounts due under this insurance claim. During the quarter ended December 31, 2003, we recognized $207,873 of casualty income associated with the insurance settlement before related costs of approximately the quarter. We estimate that during the year ended September 30, 2004, reduced end product revenue and excess waste disposal costs of over $1 million were associated with the impact of the March 31, 2003 fire. In November 2004, all previously damaged equipment was re-installed and became operational.

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES (the "Equipment Leases"), (2) entered a material supply agreement (the "MSA") and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

      We also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade it's existing crumb rubber production capacity and used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and was being amortized over the lease terms which ranged from 48 to 60 months. The remaining balance of $205,106 was written off as a cost of disposal of discontinued operations.

      Pursuant to the terms of the MSA, we were to supply agreed upon minimum amounts of crumb rubber material to TIRES on a weekly basis. If we do not meet the minimum weekly requirements, we are assessed a shortfall fee equal to 150% of the purchase price for any shortfall tonnage. Due to unexpected equipment downtime and delays in installing the additional rasper which was being leased from TIRES, we were unable to meet the minimum material requirements during various periods during fiscal 2005 and as a result, we recorded a shortfall expense of approximately $382,000 during the fiscal year ended September 30, 2005. TIRES would purchase material was increased 15% for a period of 10 weeks. In return for this short term consideration, we agreed to reduce our original pricing by 8% on the first 30,000 tons of material purchased by TIRES subsequent to the 10 week amendment period.

      The exclusive purchase option to acquire additional operating assets of TIRES was exercisable if predetermined financial performance criteria are met by TIRES during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price was to be determined based on those results. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. Had we exercised our exclusive purchase option and closed a transaction, the value of the shares would have been applied against the purchase price of the assets. If the exclusive purchase option expired or we decided not to exercise the option, TIRES would retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expired, the value of the shares was less than $200,000, we would have been required to issue a sufficient number of additional shares to equal $200,000. If at the time the purchase option expired, TIRES had not achieved the predetermined financial performance criteria, TIRES would have had to return to us a sufficient number of our shares to equal $200,000 at the time.

      In February 2006 in conjunction with the discontinuance of our Georgia operations, we agreed to sell and assign to TIRES (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; (c) certain intangible assets; and (d) allowed TIRES to retain the 127,389 shares of our common stock and in return received $155,000 in cash proceeds; agreed to terminate the MSA, Equipment Leases and several other agreements previously executed between the parties in addition to terminating a December 2004 letter of intent and exclusive option. Accordingly, at September 30, 2005, included in loss on disposal of discontinued operations is the $200,000 assigned to the shares of common stock retained by TIRES.

Effects of Inflation and Changing Prices

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates have had a negative effect on our performance.

      Based on our fiscal 2006 operating plan our available working capital and our revenues from operations, we believe that borrowings from affiliated and unaffiliated lenders including additional funding from Laurus will be necessary to satisfy our cash requirements for the foreseeable future. If we are unable to obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly or to discontinue our operations altogether.

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 10 to the Consolidated Financial Statements.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past twelve consecutive quarters and will need additional working capital, which if not received, may force us to curtail operations.

      We have incurred substantial losses from operations, and as of September 30, 2005, the Company had $256,492 in cash and cash equivalents and a working capital deficiency of $8,667,886. These factors raise substantial doubt about our ability to continue as a going concern. We understand our continued existence is dependent on our ability to generate positive operating cash, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. As more fully described below we have discontinued our unprofitable Southeastern operations and have revaluated our marketing and operating plans of our remaining operations. We are also presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance however, that we will be successful in refinancing at favorable terms, if at all. Additionally, we must also be successful in completing our plan to meet the minimum exchange listing requirements of the American Stock Exchange. If we are unable to re-establish those requirements, our shares will be subject to delisting which will substantially limit our stock's liquidity and impair our ability to raise capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our liquidity has been significantly and adversely affected by continued operating losses at our Southeastern operations. The divestiture of our Tennessee operation in September 2005 will eliminate continued operating losses which aggregated approximately $1.8 million during the fiscal year ended September 30, 2005. In addition, during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary which during the fiscal year ended September 30, 2005 incurred an operating loss of approximately $3.4 million. During the quarter ended March 31, 2006 under a plan approved in September 2005, we completed the sale of substantially all Georgia operating assets to two separate parties and received $405,000 in aggregate cash. The aggregate net losses (including losses from operations and losses on disposal) associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the fiscal year ended September 30, 2005 were approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to the corporation and we will continue to make the necessary decisions to ensure the continued viability of GreenMan. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) during fiscal 2005 as compared to fiscal 2004. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005. We continue to experience strong demand for our end products.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some of our assets to repay the notes.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus pursuant to secured promissory notes and related agreements which were amended on March 22, 2005 to provide, among other things, the ability for us to maintain overadvances of up to $2,000,000. On July 20, 2005, we borrowed an additional
$1 million from Laurus pursuant to a convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

      As of September 30, 2005, we were in default of several covenants of the notes and agreements. These defaults have been waived by Laurus. In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations.

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

      Our success depends largely on the skills, experience and performance of our senior management, The loss of any key member of senior management could have a material adverse effect on our business, financial condition and results of operations.

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

Notice of Non-Compliance with Certain American Stock Exchange Continued Listing Standards

      We have been notified by the American Stock Exchange (the "Exchange") of non-compliance with several continued listing standards and maybe subject delisting if we do not regain compliance within a timeframe agreed to by the Exchange. We have submitted our plans to attain future compliance to the Exchange and remain subject to continued periodic review and have not been notified us of the Exchange's intention to initiate delisting proceedings and, to our knowledge, the Exchange has not initiated such proceedings. If we are unable to re-establish those requirements, our shares will be subject to delisting which will substantially limit our stock's liquidity and impair our ability to raise capital.

We have options, warrants and convertible promissory notes currently outstanding. Exercise of these options and warrants, and conversions of these promissory notes will cause dilution to existing and new shareholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our stock.

      As of September 30, 2005, we have options and warrants to purchase approximately 8,703,930 shares of common stock outstanding in addition to $8,767,990 of convertible promissory notes. The principal amounts of these notes are convertible into approximately 11,800,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2005, approximately 13 million shares of our common stock were eligible for sale in the public market. This represents approximately 68 percent of our outstanding shares of common stock. After the effective date of the additional registration statement we are required to file with respect to the Laurus credit facility approximately 24,800,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 31 percent of our outstanding common stock as of September 30, 2005. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

      We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, our agreements with Laurus prohibit the payment of cash dividends. As a result, capital appreciation, if any, of our common stock will be shareholders' sole source of gain for the foreseeable future.

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

      In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment " the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard ("SFAS") No. 123 (R), " Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after December 15, 2006, for small business issuers. We will continue to provide the pro forma disclosure provisions of SFAS No. 123, " Accounting for Stock-Based Compensation ," as amended by SFAS No. 148 " Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123" in the Notes to the Consolidated Financial Statements. Management has not yet determined what effect adoption of this standard will have on our financial condition and results of operations.

      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This pronouncement is not expected to have a material effect on our financial statements.

Item 7.  Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-58 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 8A. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

       Name                            Age            Position
       ----                            ---            --------
       Maurice E. Needham .........    65    Chairman of the Board of Directors
       Robert H. Davis ............    63    Chief Executive Officer; President;
                                             Director
       Charles E. Coppa ...........    42    Chief Financial Officer; Treasurer;
                                             Secretary
       Dr. Allen Kahn..............    84    Director
       Lew F. Boyd ................    59    Director
       Lyle Jensen.................    54    Director
       Nicholas DeBenedictis.......    46    Director

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

      We have established an Audit Committee consisting of Messrs. Jensen (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and Jensen. Our Board of Directors has determined that Mr. Jensen is an "audit committee financial expert" within the meaning given that term by Item 401(e) of Regulation S-B and that Mr. Jensen is "independent" within the meaning given to that term by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. On April 12, 2006, Mr. Jensen resigned as Chairman of the Audit Committee and as a member of the Compensation Committee and Mr. DeBenedictis became the interim Chairman of the Audit Committee and joined the Compensation Committee.

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

      ROBERT H. DAVIS has been Chief Executive Officer and a Director since July 1997. On April 12, 2006, Mr. Davis resigned as Chief Executive Officer and Director of GreenMan. Prior to joining us, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc. of Houston, Texas ("BFI") since 1990. As an early leader of BFI's recycling division, Mr. Davis grew that operation from startup to $650 million per year in profitable revenues. A 25-year veteran of the recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company, and SCS Engineers, Inc. Mr. Davis currently serves as a Director and Audit Committee member of Waste Connections, Inc., the fourth largest solid waste management company in the United States.

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

      LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became GreenMan's Chief Executive Officer. Mr. Jensen was previously Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket leader of fluid maintenance equipment. Prior to that he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988 and various financial and general management roles within Rockwell International from 1973 to 1984.

      NICHOLAS DEBENEDICTIS has been a Director since September 2005. Mr. DeBenedictis has been an Independent Investment Advisor for the past nine years and has over 16 years of experience in the financial markets and securities business including positions with E.W. Smith Securities, Smith Barney, and Janney Montgomery Scott

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Code of Ethics

      On May 28, 2005, we adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of ethics on our corporate website, www.greenman.biz.

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2005, 2004 and 2003, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                     Long-Term
                                                   -------------------                    Compensation
                                                                                           Securities
Name and                               Fiscal                            Other Annual      Underlying     All Other
Principal Position                      Year      Salary       Bonus    Compensation (1)   Options (2)  Compensation
------------------                      ----      ------       -----    ----------------   -----------  ------------
Robert H. Davis ................        2005    $ 230,000    $      --    $  23,802            --       $      --
Chief Executive Officer                 2004      230,000           --       21,468            --              --
                                        2003      230,000           --       19,900            --              --
Charles E. Coppa ...............        2005    $ 130,000    $      --    $   8,396            --       $      --
Chief Financial Officer                 2004      130,000           --       22,906        60,000              --
                                        2003      130,000           --        9,343            --              --

(1) Represents payments made to or on behalf of Messrs. Davis and Coppa for health, life and disability insurance and auto allowances.
(2) The fiscal 2005 grant represents options granted to Mr. Coppa in August 2004 and were subsequently cancelled in March 2005.

Options/SAR Grants Table

      There were no stock options granted during the year ended September 30, 2005 to the executives named in the Summary Compensation Table above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning the value of unexercised options as of September 30, 2005 held by the executives named in the Summary Compensation Table above.

                                  Shares                      Number of Securities Underlying          Value of Unexercised
                                 Acquired        Value            Unexercised Options                  In-the-Money Options
                              on Exercise (1)   Realized (2)    at September 30, 2005 (3)            at September 30, 2005 (2)
                              ---------------   ------------    --------------------------          --------------------------
Name                                                            Exercisable  Unexercisable          Exercisable  Unexercisable
----                                                            -----------  -------------          -----------  -------------
Robert H. Davis ............        --          $    --           696,500        63,000              $    --      $    --
Charles E. Coppa ...........        --               --           354,500        13,000              $    --      $    --

(1) There were no options exercised during the fiscal year ended September 30, 2005.
(2) Assumes that the value of shares of common stock is equal to $.23 per share, which was the closing bid price on the American Stock Exchange on September 30, 2005.

(3) The options granted to the executive officers became exercisable commencing July 17, 1998 in the case of Mr. Davis, December 30, 1997 and in the case of Mr. Coppa at an annual rate of 20% of the underlying shares of our common stock. The options granted to Mr. Davis pursuant to his April 1999 employment agreement vest over a seven-year period.

Employment Agreements

      In April 1999, we entered into a three-year employment agreement with Mr. Davis pursuant to which Mr. Davis receives a salary of $230,000 per annum. The agreement automatically renews for three additional years upon each anniversary, unless notice of non-renewal is given by either party, and provides for payment of twelve months salary as a severance payment for termination without cause. Any increases will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement also provides for Mr. Davis to receive incentive compensation based on the following formula:

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

      No bonus was payable for fiscal 2005, 2004 or 2003.

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

Stock Option Plan

      Our 1993 Stock Option Plan (the "2003 Plan") was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. In March 2001, our stockholders approved an increase to the number of shares authorized under the 1993 Plan to 3,000,000 shares. The 1993 Plan expired on June 10, 2004.

      On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which was subsequently approved by our stockholders on June 16, 2005. The 2005 Plan replaced the 1993 Plan. In April 2004, our Board adopted a replacement stock option plan (the "2004 Plan") but did not submit it for ratification by our stockholders. The 2004 Plan was terminated by our Board on March 18, 2005, and all options granted under that plan have been terminated. Options granted under the 2005 Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

      Incentive stock options may be granted under the 2005 Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to our employees, directors and consultants. The 2005 Plan is administered by our Board of Directors, which has the authority to determine:

      o     the persons to whom options will be granted;

      o     the number of shares to be covered by each option;

      o whether the options granted are intended to be incentive stock options;

      o     the manner of exercise; and

      o     the time, manner and form of payment upon exercise of an option.

      Incentive stock options granted under the 2005 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of our voting stock). Non-qualified stock options may be granted at an exercise price established by our Board which may not be less than 85% of fair market value of our shares on the date of grant. Because current tax laws adversely impact recipients of non-qualified stock options granted at less than fair market value, however, we do not expect to make such grants. Incentive stock options granted under the 2005 Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of our voting stock.

      As of September 30, 2005, there were 1,660,356 options granted and outstanding under the 1993 Plan of which 1,578,156 options were exercisable at prices ranging from $0.38 to $1.80. No options have been granted under the 2005 Plan as of September 30, 2005.

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

      As of September 30, 2005, options to purchase 38,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

Employee Benefit Plan

      In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2005 and 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2005:

      o     by each of our directors and executive officers;
      o     by all of our directors and executive officers as a group; and
      o by each person (including any "group" as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

      Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2005, 19,225,352 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

                                                               Number of Shares               Percentage
                        Name (1)                             Beneficially Owned (2)          of Class (2)
                        --------                             ----------------------          ------------
Dr. Allen Kahn (3).................................               3,441,470                      17.73%
Maurice E. Needham (4).............................               2,381,960                      11.74%
Robert H. Davis (5)................................               1,400,200                       7.03%
Charles E. Coppa (6)...............................                 670,710                       3.43%
Lew F. Boyd (7)....................................                 364,588                       1.88%
Nicholas DeBenedictis (8)..........................                  74,000                           *
Lyle Jensen (9)....................................                  22,800                           *
                                                                  ---------
All officers and directors as a group (7 persons)..               8,355,728                      38.56%

* Less than 1%

Security Ownership of Certain Beneficial Owners

                                                               Number of Shares               Percentage
                        Name (1)                               Beneficially Owned              of Class
                        --------                               ------------------              --------
Laurus Master Fund, Ltd. (10)......................               1,001,727                     4.99%

----------
(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 7 Kimball Lane, Building A, Lynnfield, Massachusetts 01940.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 180,533 shares of common stock issuable pursuant to immediately exercisable stock options and warrants.
(4) Includes 1,066,365 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 696,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 354,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(7) Includes 124,394 shares of common stock issuable pursuant to immediately exercisable stock options.
(8)   Includes 70,000 shares of common stock owned by Mr. DeBenedictis's wife
(9) Includes 22,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(10) Laurus holds (i) warrants to purchase up to 1,380,000 shares of common stock that are exercisable at exercise prices ranging from $1.56 to $2.29 per share and options to purchase up to 2,413,571 shares of common stock that are exercisable within 60 days (subject to the following sentence) at $.01 per share, (ii) a $4 million convertible term note that is convertible into 3,954,000 shares of common stock at conversion prices ranging from $.79 to $.93 per share, (iii) a $4,268,000 convertible working capital note that is convertible into 4,776,000 shares of common stock at conversion prices ranging from $.79 to $.93 per share, and (iv) $1 million minimum borrowing note that is convertible into 3,030,000 shares of common stock at a conversion price of $.33 per share. These warrants are not exercisable, and these notes are not convertible, to the extent that (a) the number of shares of our common stock held by Laurus and (b) the number of shares of our common stock issuable upon exercise of the warrants and conversion of the notes would result in beneficial ownership by Laurus of more than 4.99% of our outstanding shares of common stock. Laurus may waive these provisions, or increase or decrease that percentage, with respect to the warrants and/or the notes on 90 days' prior notice to us, or without notice if we are in default under the notes. Laurus beneficially owns 1,001,727 shares of our common stock issuable pursuant to underlying warrants, options and the notes that are exercisable or convertible. Laurus' address is 825 Third Avenue, 14th Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans

      For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2005, see Note 12 ("Stockholders' Equity") of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Stock Options; Warrants

      On May 18, 2004, Mr. Jensen was granted options to purchase 75,000 shares of our common stock under the 2004 Plan at an exercise price of $1.05 per share. This plan and the related options were subsequently terminated in March 2005.

      On June 24, 2004, Messrs. Needham and Kahn collectively purchased 669,871 units (669,871 shares of our common stock and warrants to purchase 334,936 additional shares of our common stock at prices ranging from $1.56 to $1.86 per share) pursuant to the terms of our April 9, 2004 private placement of investment units. The warrants are exercisable at any time between the ninth month and the third year after the date of issuance at an exercise price equal to 150% of the closing bid price of our common stock on the day preceding such date. In addition, in accordance with American Stock Exchange rules, units purchased by officers, directors or affiliates were made at 100% of the closing bid price of our common stock on the day preceding the date such investor's subscription for units became a binding commitment

      On August 4, 2004, Messrs. Needham, Coppa and Kahn were collectively granted options to purchase 180,000 shares of our common stock under the 2004 Plan at an exercise price of $1.24 per share. This plan and the related options were subsequently terminated in March 2005.

      During fiscal 2004, Messrs. Needham, Davis and Coppa, collectively exercised options and warrants to purchase 223,538 shares of unregistered common stock at exercise prices ranging from $0.38 to $0.94 per share for gross proceeds of $150,435.

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

      Dr. Kahn was owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The warrants were exercisable for a period of five years to purchase 125,000 shares of our common stock at exercise prices ranging from $.31 to $.50 per share. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. In September 2000 and June 2001, Dr. Kahn agreed to extend the maturity date of each note for an additional twelve months from their original maturity. In return for the June 2001 extension, we agreed to reduce the conversion price to $.75 per share. In September 2002, Dr. Kahn again agreed to extend the maturity of each note for an additional twenty-four months from their extended maturity dates which range from October 2005 to February 2005. On February 16, 2004, Dr. Kahn converted these two notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above. The warrants were exercised by Dr. Kahn during fiscal 2003.

      Dr. Kahn has also loaned us $200,000 under the terms of a November 2000 unsecured promissory note which bears interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, Dr. Kahn again agreed to extend the maturity of the note until November 2004. In June 2004, Dr. Kahn agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007.

      During the period of June to August 2003, two immediate family members of Mr. Needham loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units (113,636 shares of our common stock and warrants to purchase 56,818 additional shares of our common stock at $1.80 per share) in these transactions. At September 30, 2005, the remaining balance due on these advances amounted to $400,000.In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007.

      In September 2003, Mr. Davis loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2005 (subsequently extended to September 30, 2004). In 2004, Mr. Davis applied approximately $114,000 of the balance due him plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of common stock as noted above. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. At September 30, 2005, the remaining balance due on this note amounted to $99,320.

      In October 2003, Mr. Needham loaned us $75,000 under the terms of an October 22, 2003 unsecured promissory note payable which bears interest at 12% per annum with interest due quarterly and the principal due June 30, 2004. During January and February 2004, Mr. Needham advanced us an additional $250,000 under substantially similar notes that were due in June 2004. Mr. Needham agreed to invest all unpaid principal and interest under these advances amounting to approximately $350,000 into the April 2004 private placement of units and received 339,806 units in this transaction (see above).

Related Party Transactions

      We rent several pieces of equipment on a monthly basis from Valley View Farms, Inc. ("Valley View Farms") and Maust Asset Management, LLC, ("Maust Asset Management"), two companies co-owned by one of our employees. In January 2005, we entered into three equipment lease agreements with Maust Asset Management. Under the terms of the three new leases, we are required to pay between $1,500 and $2,683 per month rental and have the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2005 and 2004 was $170,940 and $248,560, respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with Valley View Farms. Under the terms of the lease, the subsidiary is required to pay rent of $4,394 per month and has the ability to purchase the equipment at the end of the lease at approximately 40% of its original value. The lease is classified as a capital lease at September 30, 2005 with an equipment value of $146,670.

      In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management for our Iowa facility. Under the terms of the lease, monthly rent payments of $8,250 are required for the first five years, increasing to $9,000 per month for the remaining five years. The lease also provides us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately 3 acres adjacent to our existing Iowa facility. Under the terms of the lease, monthly rent payments of $3,500 are required. For the fiscal years ended September 30, 2005 and 2004, payments made in connection with these leases amounted to $123,000 and $111,483, respectively.

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by one of our employees for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain is being recognized as income ratably over the term of the lease. The lease provides for two additional 4-year extensions. The lease is classified as a capital lease at September 30, 2005 with an equipment value of $1,400,000. For the fiscal years ended September 30, 2005 and 2004, payments made in connection with this lease amounted to $236,298 and $145,379.

      On September 30, 2003, Mart Management, Inc., our Georgia subsidiary's landlord, loaned us $100,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due September 30, 2005. In June 2004, Mart Management agreed to invest the entire $100,000 principal balance of the unsecured promissory note plus accrued interest of $7,300 into the April 2004 private placement of investment units and received 121,932 Units in this transaction.

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

Item 13. Exhibits and Reports on Form 8-K

      The following exhibits are filed with this document:

Item 13. Exhibits and Reports on Form 8-K

      The following exhibits are filed with this document:

Exhibit No.             Description
-----------             -----------

  2.1 (17)              Asset Purchase Agreement dated February 17, 2006
                        between GreenMan Technologies of Georgia, Inc.,
                        GreenMan Technologies, Inc. and Tires Into
                        Recycled Energy and Supplies, Inc.
  2.2 (17)              Asset Purchase Agreement dated March 1, 2006
                        between GreenMan Technologies of Georgia, Inc.,
                        GreenMan Technologies, Inc. and MTR of Georgia,
                        Inc.
  2.3 (17)              Amendment No. 1 to Lease Agreement dated February
                        28, 2006 between GreenMan Technologies of
                        Georgia, Inc. and Mart Management, Inc.
  3.1 (10)       --     Restated Certificate of Incorporation as filed
                        with the Secretary of State of the State of
                        Delaware on May 1, 2003, as amended
   3.2 (2)       --     By-laws of GreenMan Technologies, Inc.
   4.1 (2)       --     Specimen certificate for Common Stock of GreenMan
                        Technologies, Inc.
  4.2 (14)       --     Securities Purchase Agreement, dated June 30,
                        2004, by and between GreenMan Technologies, Inc.
                        and Laurus Master Fund, Ltd.
  4.3 (14)       --     Security Agreement, dated June 30, 2004, by and
                        among GreenMan Technologies, Inc. and certain of
                        its subsidiaries, in favor of Laurus Master Fund,
                        Ltd.
  4.4 (14)       --     Master Security Agreement, dated June 30, 2004,
                        by and among GreenMan Technologies, Inc. and
                        certain of its subsidiaries, in favor of Laurus
                        Master Fund, Ltd.
  4.5 (14)       --     Secured Convertible Minimum Borrowing Note, dated
                        June 30, 2004, made by GreenMan Technologies,
                        Inc. to Laurus Master Fund, Ltd.
  4.6 (14)       --     Secured Revolving Note, dated June 30, 2004, made
                        by GreenMan Technologies, Inc. to Laurus Master
                        Fund, Ltd.
  4.7 (14)       --     Secured Convertible Term Note, dated June 30,
                        2004, made by GreenMan Technologies, Inc. to
                        Laurus Master Fund, Ltd.
  4.8 (14)       --     Common Stock Purchase Warrant, dated June 30,
                        2004, issued to Laurus Master Fund, Ltd.
  4.9 (14)       --     Common Stock Purchase Warrant, dated June 30,
                        2004, issued to Laurus Master Fund, Ltd.
 4.10 (14)       --     Term Note Registration Rights Agreement, dated
                        June 30, 2004, by and between GreenMan
                        Technologies, Inc. and Laurus Master Fund, Ltd.
 4.11 (14)       --     Minimum Borrowing Note Registration Rights
                        Agreement, dated June 30, 2005, by and between
                        GreenMan Technologies, Inc. and Laurus Master
                        Fund, Ltd.
 4.12 (14)       --     Subsidiary Guarantee, dated June 30, 2004, by and
                        among GreenMan Technologies of Minnesota, Inc.,
                        GreenMan Technologies of Georgia, Inc., GreenMan
                        Technologies of Iowa, Inc., GreenMan Technologies
                        of Tennessee, Inc., GreenMan Technologies of
                        Wisconsin, Inc. and GreenMan Technologies of
                        California, Inc., in favor of Laurus Master Fund,
                        Ltd.
 4.13 (14)       --     Stock Pledge Agreement, dated June 30, 2004, by
                        and among GreenMan Technologies, Inc. and Laurus
                        Master Fund, Ltd.
 4.14 (14)       --     Subordination Agreement, dated June 30, 2004, by
                        and among Barbara Morey, Joyce Ritterhauss, Allen
                        Kahn, Robert Davis and Nancy Davis, in favor of
                        Laurus Master Fund, Ltd.
 4.15 (14)       --     Escrow Agreement dated June 30, 2004, among
                        GreenMan Technologies, Inc., Laurus Master Fund,
                        Ltd., and Loeb & Loeb LLP, as Escrow Agent
 4.16 (10)       --     Securities Purchase Agreement, dated July 20,
                        2005, by and between GreenMan Technologies,
                        Inc. and Laurus Master Fund, Ltd.
 4.17 (10)       --     Secured Convertible Term Note, dated July 20,
                        2005, made by GreenMan Technologies, Inc. to
                        Laurus Master Fund, Ltd.
 4.18 (10)       --     Term Note Registration Rights Agreement, dated
                        July 20, 2005 by and between GreenMan
                        Technologies, Inc. and Laurus Master Fund, Ltd.
 4.19 (10)       --     Option Agreement, dated July 20, 2005 by and
                        between GreenMan Technologies, Inc. and Laurus
                        Master Fund, Ltd.
 4.20 (10)       --     Funds Escrow Agreement, dated July 20, 2005 by
                        and between GreenMan Technologies, Inc., Laurus
                        Master Fund, Ltd. And Loeb and Loeb, LLP, as
                        Escrow Agent
 4.21 (10)       --     Reaffirmation and Ratification Agreement, dated
                        July 20, 2005 by and between GreenMan
                        Technologies, Inc. and certain of its
                        subsidiaries, in favor of Laurus Master Fund, Ltd
 4.22 (10)       --     Waiver Agreement by Republic Services of Georgia,
                        LP dated July 31, 2005

  10.1 (2)       --     1993 Stock Option Plan
  10.2 (15)      --     2005 Stock Option Plan
  10.3 (2)       --     Form of confidentiality and non-disclosure
                        agreement for executive employees
  10.4 (4)       --     Employment Agreement between GreenMan
                        Technologies, Inc. and Robert H. Davis
  10.5 (1)       --     Promissory Note issued by Robert H. Davis dated
                        January 9, 1998 in  favor of GreenMan
                        Technologies, Inc.
  10.6 (1)       --     Promissory Note issued by Robert H. Davis dated
                        January 4, 1999 in  favor of GreenMan
                        Technologies, Inc.
  10.7 (1)       --     Extension Agreement dated September 30, 2000
                        between GreenMan Technologies, Inc. and Robert H.
                        Davis
  10.8 (1)       --     Extension Agreement dated September 30, 2001
                        between GreenMan and Robert H. Davis
  10.9 (4)       --     Employment Agreement between GreenMan
                        Technologies, Inc. and Charles E. Coppa
 10.10 (9)       --     Promissory Note issued by Charles E. Coppa dated
                        January 4, 1999 in  favor of GreenMan
                        Technologies, Inc.
 10.11 (1)       --     Convertible Note Payable issued October 27, 1999
                        by GreenMan Technologies, Inc. to Dr. Allen Kahn
 10.12 (1)       --     Convertible Note Payable issued November 23, 1999
                        by GreenMan Technologies, Inc. to Dr. Allen Kahn
 10.13 (1)       --     Convertible Note Payable issued February 18, 2000
                        by GreenMan Technologies, Inc. to Dr. Allen Kahn
 10.14 (1)       --     Promissory note issued November 17, 2000 by
                        GreenMan Technologies, Inc. to Dr. Allen Kahn
 10.15 (1)       --     Extension Agreement dated September 30, 2000
                        between GreenMan Technologies, Inc. and Dr. Allen
                        Kahn
 10.16 (1)       --     Extension Agreement dated June 27, 2001 between
                        GreenMan Technologies, Inc and Dr. Allen Kahn
10.17 (12)       --     $75,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated
                        October 22, 2003
10.18 (13)       --     $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated
                        January 13, 2004
10.19 (13)      --      $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated
                        January 26, 2004
10.20 (13)      --      $50,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Maurice E. Needham dated
                        February 6, 200
10.21 (13)      --      $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Joyce Ritterhauss dated
                        March 10, 2004
10.22 (13)      --      $50,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Richard Ledet dated March
                        12, 2004
10.23 (13)      --      $100,000 Promissory Note issued by GreenMan
                        Technologies, Inc. to Barbara Morey dated March
                        18, 2004
10.24 (13)      --      Purchase Agreement dated February 21, 2004
                        between GreenMan Technologies of Minnesota, Inc.
                        and Earl Fisher
10.25 (13)       --     Commercial Lease Agreement dated March 25, 2004
                        between GreenMan Technologies of Minnesota, Inc.
                        and Two Oaks, LLC.
10.26 (13)      --      Extension Agreement dated March 31, 2004 between
                        GreenMan Technologies, Inc. and Robert H. Davis and Nancy Karfilis-Davis

10.27 (13)      --      Waiver agreement by Republic Services of Georgia,
                        LP
10.28 (5)       --      Loan and Security Agreement dated January 31,
                        2001 by and among Coast Business Credit, GreenMan
                        Technologies of Minnesota, Inc. and GreenMan
                        Technologies of Georgia, Inc.
10.29 (5)       --      Secured Promissory Note dated January 31, 2001 in
                        the amount of $2,044,000 executed by GreenMan
                        Technologies of Minnesota, Inc. and GreenMan
                        Technologies of Georgia, Inc. payable to Coast
                        Business Credit
10.30 (5)       --      Secured Promissory Note dated January 31, 2001 in
                        the amount of $822,250 executed by GreenMan
                        Technologies of Minnesota, Inc. and GreenMan
                        Technologies of Georgia, Inc. payable to Coast
                        Business Credit
10.31 (5)       --      Secured Promissory Note dated January 31, 2001 in
                        the amount of $812,250 executed by GreenMan
                        Technologies of Minnesota, Inc. and GreenMan
                        Technologies of Georgia, Inc. payable to Coast
                        Business Credit
10.32 (5)       --      Secured Promissory Note dated January 31, 2001 in
                        the amount of $1,000,000 executed by GreenMan
                        Technologies of Minnesota, Inc. and GreenMan
                        Technologies of Georgia, Inc. payable to Coast
                        Business Credit
10.33 (5)       --      Security Agreement-Continuing Guaranty dated
                        January 31, 2001 between GreenMan Technologies
                        Inc. and Coast Business Credit
10.34 (5)       --      Loan Agreement dated March 29, 2001 between
                        GreenMan Technologies of Minnesota, Inc. Bremer
                        Business Finance Corporation
10.35 (5)       --      Real Estate Term Note dated January 31, 2001 in
                        the amount of $822,250 executed by GreenMan
                        Technologies of Minnesota, Inc. in favor of
                        Bremer Business Finance Corporation
10.36 (5)       --      Mortgage, Security Agreement, Fixture Financing
                        Statement and Assignment of Leases and Rents
                        executed by GreenMan Technologies of Minnesota,
                        Inc. to Bremer Business Finance Corporation.
10.37 (6)       --      Purchase and Sale Agreement By and Between
                        GreenMan Technologies of Georgia, Inc. and WTN
                        Realty Trust dated April 2, 2001
10.38 (6)       --      Lease Agreement By and Between WTN Realty Trust
                        to GreenMan Technologies of Georgia, Inc. dated
                        April 2, 2001
10.39 (6)       --      $200,000 Promissory Note by WTN Realty Trust to
                        GreenMan Technologies of Georgia, Inc. dated
                        April 2, 2001
10.40 (6)       --      Purchase and Sale Agreement By and Between
                        Technical Tire Recycling, Inc. and Tennessee Tire
                        Recyclers, Inc. dated April 16, 2001
10.41 (6)       --      $180,000 Promissory Note by Technical Tire
                        Recycling, Inc. to Tennessee Tire Recyclers, Inc.
                        dated April 16, 2001
10.42 (6)       --      Corporate Guarantee by GreenMan Technologies,
                        Inc. of $180,000 note to Tennessee Tire
                        Recyclers, Inc. dated April 16, 2001
10.43 (7)       --      Stock Repurchase Agreement by and between
                        GreenMan Technologies, Inc. and Republic Services
                        of Georgia, LP, dated February 14, 2002
10.44 (7)       --      $1,500,000 Promissory Note by GreenMan
                        Technologies, Inc. to Republic Services of
                        Georgia, LP dated February 14, 2002
10.45 (8)       --      Stock Repurchase Agreement by and between
                        GreenMan Technologies, Inc. and Republic Services
                        of Georgia, LP dated May 6, 2002
10.46 (8)       --      $750,000 Promissory Note by GreenMan
                        Technologies, Inc. to Republic Services of
                        Georgia, LP dated May 6, 2002
10.47 (9)       --      Extension Agreement dated September 23, 2002
                        between GreenMan and Dr. Allen Kahn.
10.48 (3)       --      Employment Agreement dated April 1, 2003 between
                        GreenMan Technologies, Inc. and Maurice E. Needham
10.49 (3)       --      Lease - Business Property agreement dated April
                        1, 2003 between GreenMan Technologies of Iowa,
                        Inc. and Maust Asset Management, LLC

 10.50 (3)      --      Guaranty dated September 12, 2003 by GreenMan
                        Technologies, Inc. of obligations of GreenMan
                        Technologies of Iowa, Inc. under the Lease -
                        Business Property with Maust Asset Management, LLC
 10.51 (3)      --      $100,000 Promissory Note by GreenMan
                        Technologies, Inc. to Joyce Ritterhauss dated
                        June 23, 2003
 10.52 (3)      --      $100,000 Promissory Note by GreenMan
                        Technologies, Inc. to Joyce Ritterhauss dated
                        June 26, 2003
 10.53 (3)      --      $100,000 Promissory Note by GreenMan
                        Technologies, Inc. to Barbara Morey dated June
                        26, 2003.
 10.54 (3)      --      $100,000 Promissory Note by GreenMan
                        Technologies, Inc. to Barbara Morey dated August
                        26, 2003
 10.55 (3)      --      $100,000 Promissory Note by GreenMan
                        Technologies, Inc. to Mart Management, Inc. dated
                        September 30, 2003
 10.56 (3)      --      $400,000 Promissory Note by GreenMan
                        Technologies, Inc. to Robert H. Davis and Nancy
                        Karfilis Davis dated September 30, 2003
 10.57 (3)      --      Waiver agreement by Republic Services of Georgia, LP
 10.58 (16)     --      Amendment No. 1 and Waiver dated March 22, 2005
                        by and among GreenMan Technologies, Inc. and
                        certain of its subsidiaries, in favor of Laurus
                        Master Fund, Ltd.
 10.59 (18)     --      Lease -- Business Property agreement dated March 1,
                        2005 between GreenMan Technologies of Iowa, Inc. and
                        Maust Asset Management, LLC
 10.60 (18)     --      Lease -- Motor Vehicle agreement dated January 1, 2005
                        between GreenMan Technologies of Minnesota, Inc. and
                        Maust Asset Management, LLC
 10.61 (18)     --      Lease -- Motor Vehicle agreement dated January 1, 2005
                        between GreenMan Technologies of Minnesota, Inc. and
                        Maust Asset Management, LLC
 10.62 (18)     --      Lease -- Motor Vehicle agreement dated January 1, 2005
                        between GreenMan Technologies of Minnesota, Inc. and
                        Maust Asset Management, LLC
 10.63 (18)     --      Waiver dated April 8, 2006 by and among GreenMan
                        Technologies, Inc. and Laurus Master Fund, Ltd.
 21.1 (18)      --      List of All Subsidiaries
 31.1 (18)              Certification of Chief Executive Officer pursuant
                        to Rule 13a-14(a) or Rule 15d-14(a)
 31.2 (18)              Certification of Chief Financial Officer pursuant
                        to Rule 13a-14(a) or Rule 15d-14(a)
 32.1 (18)              Certification of Chief Executive Officer under 18
                        U.S.C Section 1350
 32.2 (18)              Certification of Chief Financial Officer under 18
                        U.S.C Section 1350

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

(6) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(7) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2002 and incorporated herein by reference.

(8) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(9) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2002 and incorporated herein by reference

(10) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2005 and incorporated herein by reference.

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

(15) Filed as an Exhibit to GreenMan Technologies, Inc.'s definitive proxy statement dated May 19, 2005 with respect to the Annual meeting held on June 16, 2005, and incorporated herein by reference.

(16) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated March 22, 2005 and filed March 28, 2005, and incorporated herein by reference.

(17) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(18)  Filed herewith.

(b) Reports on Form 8-K.

Item 14. Principal Accountant Fees and Services

      In addition to audit services, Wolf & Company, P.C. also provided certain non-audit services to us during the fiscal year ended September 30, 2005. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Wolf & Company, P.C. Audit Fees. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2005 and (2) the review of the financial statements included our company's Form 10-QSB filings for fiscal 2005 were $220,000. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2004 and (2) the review of the financial statements included in our Form 10-QSB filings for fiscal 2004 were $190,300.

      Audit-Related Fees. The aggregate fees billed in fiscal 2005 and 2004 for assurance and related services rendered by Wolf & Company, P.C. that are reasonably related to the performance of the audit or review of our financial statements, were $6,600 and $6,000, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and
(ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions. Tax Fees. The aggregate fees billed in fiscal 2005 and 2004 for professional services rendered by Wolf & Company, P.C. for tax compliance, tax advice and tax planning were $27,750 and $20,500, respectively.

      All Other Fees. There were no fees billed in fiscal 2005 and 2004 for products and services provided by Wolf & Company, P.C., other than services reported above.

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

      During fiscal 2005, all of the non-audit services provided by Wolf & Company, P.C. were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

GreenMan Technologies, Inc.
Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of September 30, 2005 and 2004               F-3
Consolidated Statements of Operations for the Years Ended September 30,
2005 and 2004                                                               F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
the Years Ended September 30, 2005 and 2004                                 F-5

Consolidated Statements of Cash Flows for the Years Ended September 30,
2005 and 2004                                                               F-6

Notes to Consolidated Financial Statements                                  F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Lynnfield, Massachusetts

      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, the Company has continued to incur substantial losses from operations and has a working capital deficiency of $8,667,886 at September 30, 2005. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Wolf & Company, P.C.
                                      ------------------------
                                          Wolf & Company, P.C

Boston, Massachusetts
December 30, 2005 except for Note 9 as to which the date is February 28, 2006,
Note 4, as to which the date is March 1, 2006, Note 7 as to which the date is April 8, 2006 and Note 18 as to which the date is April 12, 2006.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                                   September 30,       September 30,
                                                                                                       2005                2004
                                                                                                   ------------        ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents ................................................................       $    256,492        $    509,787
  Accounts receivable, trade, less allowance for doubtful accounts of
    $219,354 and $120,592 as of September 30, 2005 and September 30, 2004 ..................          2,968,766           2,955,247
  Product inventory ........................................................................            173,043             667,839
  Other current assets .....................................................................            642,813             720,008
  Assets related to discontinued operations ................................................          2,037,613           2,074,274
                                                                                                   ------------        ------------
        Total current assets ...............................................................          6,078,727           6,927,155
                                                                                                   ------------        ------------
Property, plant and equipment, net .........................................................          6,342,252           7,542,322
                                                                                                   ------------        ------------
Other assets:
  Deferred loan costs ......................................................................            430,158             626,233
  Goodwill, net ............................................................................                 --           1,361,696
  Customer relationship intangibles, net ...................................................            206,455             253,725
  Deferred tax asset .......................................................................                 --             270,000
  Other ....................................................................................             62,360             469,002
  Assets related to discontinued operations ................................................                 --           6,171,623
                                                                                                   ------------        ------------
        Total other assets .................................................................            698,973           9,152,279
                                                                                                   ------------        ------------
                                                                                                   $ 13,119,952        $ 23,621,756
                                                                                                   ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable, current ...................................................................       $    836,381        $  1,002,464
  Notes payable, line of credit ............................................................            619,950             500,000
  Convertible notes payable, current .......................................................          1,305,361           1,270,929
  Convertible notes payable, line of credit ................................................          3,585,281           1,814,042
  Accounts payable .........................................................................          2,458,772           1,955,910
  Accrued expenses, other ..................................................................          1,089,479             816,788
  Obligations under capital leases, current ................................................            169,367             266,227
  Liabilities related to discontinued operations ...........................................          4,682,022           2,822,925
                                                                                                   ------------        ------------
        Total current liabilities ..........................................................         14,746,613          10,449,285
  Notes payable, related parties, non-current portion ......................................            699,320             699,320
  Notes payable, non-current portion .......................................................          2,237,044           3,134,060
  Convertible notes payable, non-current portion ...........................................          1,802,896           2,434,205
  Obligations under capital leases, non-current portion ....................................          1,369,192           1,576,669
  Deferred gain on sale leaseback transaction ..............................................            379,633             419,115
  Liabilities related to discontinued operations ...........................................            571,425           1,522,303
                                                                                                   ------------        ------------
        Total liabilities ..................................................................         21,806,123          20,234,957
                                                                                                   ------------        ------------

Stockholders' equity (deficit):
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ..........                 --                  --
  Common stock, $.01 par value, 40,000,000 and 30,000,000 shares authorized,
  19,225,352 shares and 19,072,963 shares issued and outstanding at September 30,
  2005 and 2004 ............................................................................            192,253             190,729
  Additional paid-in capital ...............................................................         34,853,599          31,755,384
  Accumulated deficit ......................................................................        (43,732,023)        (28,559,314)
                                                                                                   ------------        ------------
        Total stockholders' equity (deficit) ...............................................         (8,686,171)          3,386,799
                                                                                                   ------------        ------------
                                                                                                   $ 13,119,952        $ 23,621,756
                                                                                                   ============        ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                                                                    Years Ended September 30,
                                                                                                   2005                    2004
                                                                                               ------------            ------------
Net sales ..........................................................................           $ 22,075,236            $ 19,115,483
Cost of sales ......................................................................             18,471,607              15,206,715
                                                                                               ------------            ------------
Gross profit .......................................................................              3,603,629               3,908,768
Operating expenses:
  Selling, general and administrative ..............................................              3,459,470               3,172,885
  Impairment loss - goodwill .......................................................              1,361,696                      --
  Impairment loss - long lived assets ..............................................                 57,183                      --
                                                                                               ------------            ------------
                                                                                                  4,878,349               3,172,885
                                                                                               ------------            ------------
Operating income (loss) from continuing operations .................................             (1,274,720)                735,883
                                                                                               ------------            ------------
Other income (expense):
  Interest and financing costs, net ................................................             (2,408,896)             (1,408,543)
  Casualty income, net .............................................................                     --                  90,047
  Other, net .......................................................................                (12,992)                (20,582)
  (Loss) gain on disposal of assets, net ...........................................                (82,181)                 25,801
                                                                                               ------------            ------------
      Other (expense), net .........................................................             (2,504,069)             (1,313,277)
                                                                                               ------------            ------------
Loss from continuing operations before income taxes ................................             (3,778,789)               (577,394)
Provision for income taxes .........................................................               (274,745)                     --
                                                                                               ------------            ------------
Loss from continuing operations ....................................................             (4,053,534)               (577,394)
                                                                                               ------------            ------------
Discontinued operations:
  Loss on disposal of discontinued operations ......................................             (5,965,951)                     --
  Loss from discontinued operations ................................................             (5,153,224)             (2,067,247)
                                                                                               ------------            ------------
                                                                                                (11,119,175)             (2,067,247)
                                                                                               ------------            ------------
Net  loss ..........................................................................           $(15,172,709)           $ (2,644,641)
                                                                                               ============            ============

Loss from continuing operations per share-basic ....................................           $      (0.21)           $      (0.03)
Loss on disposal of discontinued operations per share-basic ........................                  (0.31)                     --
Loss from discontinued operations per share-basic ..................................                  (0.27)                  (0.12)
                                                                                               ------------            ------------
Net loss per share-basic ...........................................................           $      (0.79)           $      (0.15)
                                                                                               ------------            ------------

Weighted average shares outstanding ................................................             19,188,674              17,173,421
                                                                                               ============            ============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended September 30, 2005 and 2004


                                                                                                         Notes
                                                                          Additional                   Receivable
                                                   Common Stock            Paid In       Accumulated     Common
                                              Shares         Amount        Capital         Deficit       Stock          Total
                                            -----------    ---------    ------------    ------------    --------    ------------
Balance, September 30, 2003 .............    16,061,939    $ 160,619    $ 28,778,002    $(25,914,673)   $(45,000)   $  2,978,948
Beneficial conversion discount on
  convertible notes payable .............            --           --         218,226              --          --         218,226
Common stock issued upon exercise of
  options and warrants ..................       252,666        2,526         147,909              --          --         150,435
Common stock issued upon conversion of
  notes payable and accrued interest ....     1,093,612       10,936         926,128              --          --         937,064
Repayment of notes receivable, common
  stock and accrued interest ............       (36,717)        (367)        (43,881)             --      45,000             752
Common stock issued in connection with
  lease buyout ..........................        50,000          500          43,500              --          --          44,000
Common stock issued in connection with
  private placement .....................     1,594,211       15,942       1,482,166              --          --       1,498,108
Common stock and warrants issued for
  investment banking services rendered ..        57,252          573         103,267              --          --         103,840
Warrants issued with convertible debt ...            --           --         100,067              --          --         100,067
Net loss for the year ended
  September 30, 2004 ....................            --           --              --      (2,644,641)         --      (2,644,641)
                                            -----------    ---------    ------------    ------------    --------    ------------
Balance, September 30, 2004 .............    19,072,963    $ 190,729    $ 31,755,384    $(28,559,314)   $     --    $  3,386,799
Common stock issued in connection with
  a potential acquisition ...............       127,389        1,274         198,726              --          --         200,000
Beneficial conversion discount on
  convertible notes payable .............            --           --       2,879,989              --          --       2,879,989
Common stock issued upon conversion of
  notes payable .........................        25,000          250          19,500              --          --          19,750
Net loss for the year ended
  September 30, 2005 ....................            --           --              --     (15,172,709)         --     (15,172,709)
                                            -----------    ---------    ------------    ------------    --------    ------------
Balance, September 30, 2005 .............    19,225,352    $ 192,253    $ 34,853,599    $(43,732,023)   $     --    $ (8,686,171)
                                            ===========    =========    ============    ============    ========    ============

           See accompanying notes to consolidated financial statements

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                      Years Ended September 30,
                                                                                     2005                   2004
                                                                                 ------------           -----------
Cash flows from operating activities:
  Net loss ................................................................      $(15,172,709)          $(2,644,641)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Increase in valuation allowance on deferred tax asset ...................           270,000                    --
  Loss on disposal of property, plant and equipment .......................         4,157,482                 5,284
  Gain on capital lease settlement, net ...................................          (552,137)                   --
  Impairment loss .........................................................         3,591,077                    --
  Depreciation ............................................................         2,425,801             2,210,293
  Amortization of non-cash financing costs ................................         1,547,562               456,671
  Amortization of customer relationships ..................................            47,270                13,150
  Gain on sale leaseback ..................................................           (39,482)                   --
  Loss on acquisition deposit .............................................           200,000                    --
  Decrease (increase) in assets:
    Accounts receivable ...................................................           261,900            (1,015,500)
    Insurance receivable ..................................................                --               634,172
    Product inventory .....................................................           494,796              (555,420)
    Equipment held for sale ...............................................          (539,332)                   --
    Other current assets ..................................................           486,494              (245,722)
    Other assets ..........................................................           432,136              (201,584)
  Increase (decrease) in liabilities:
    Accounts payable ......................................................         1,366,876              (192,151)
    Accrued expenses ......................................................           571,730              (159,197)
                                                                                 ------------           -----------
       Net cash (used for ) operating activities ..........................          (450,536)           (1,694,645)
                                                                                 ------------           -----------
Cash flows from investing activities:
  Purchase of property and equipment ......................................        (1,596,093)           (1,649,264)
    Proceeds on sale of property and equipment ............................           608,102             1,444,580
    Increase in notes receivable, officer .................................                --                (7,848)
                                                                                 ------------           -----------
       Net cash used for investing activities .............................          (987,991)             (212,532)
                                                                                 ------------           -----------
Cash flows from financing activities:
  (Increase) in deferred financing costs ..................................           (60,209)             (624,910)
  Net advances under line of credit .......................................           119,950                    --
  Proceeds from notes payable .............................................           492,643               507,131
  Repayment of notes payable ..............................................        (1,502,404)           (4,726,894)
  Proceeds from notes payable, related parties ............................                --               575,000
  Proceeds from convertible term notes payable ............................         1,000,000             4,060,000
  Repayment of convertible term notes payable .............................          (500,000)                   --
  Net advances on convertible notes payable, line of credit ...............         2,282,824             1,469,978
  Principal payments on obligations under capital leases ..................          (538,848)             (632,194)
  Cash received upon exercise of stock options and warrants ...............                --                 7,800
  Net proceeds on the sale of common stock ................................                --               790,308
                                                                                 ------------           -----------
       Net cash provided by financing activities ..........................         1,293,956             1,426,219
                                                                                 ------------           -----------
Net (decrease) in cash and cash equivalents ...............................          (144,571)             (480,958)
Cash and cash equivalents at beginning of year ............................           509,787               990,745
                                                                                 ------------           -----------
Cash and cash equivalents at end of year, including $108,724 and $0,
  respectively, of cash related to discontinued operations ................      $    365,216           $   509,787
                                                                                 ============           ===========

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                            Years Ended September 30,
                                                                                             2005             2004
                                                                                          ----------       ----------

Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ..............................    $  478,476       $1,400,000
  Machinery and equipment acquired through transfer of deposits ......................       247,874               --
  Shares issued upon conversion of convertible notes payable and accrued interest ....        19,750          937,064
  Beneficial conversion discount recognized on convertible debt ......................     2,879,979               --
  Shares issued to acquire exclusive purchase option .................................       200,000               --
  Capital lease net settlement .......................................................       700,000               --
  Shares issued upon conversion of notes payable and accrued interest ................            --          707,800
  Shares issued upon exercise of stock options applied to notes payable ..............            --          142,635
  Shares issued in connection with lease buyout ......................................            --           44,000
  Notes receivable, officer applied to notes payable, related party and
    accrued interest .................................................................            --          163,000
  Shares received in payoff of subscription notes receivable, officer ................            --           44,248
  Shares issued for investment banking services ......................................            --           75,000
  Interest paid ......................................................................     1,360,447        1,509,446

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

Nature of Operations, Risks, and Uncertainties

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise three operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Lynnfield, Massachusetts and currently operate tire processing operations in California, Iowa and Minnesota.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and as of September 30, 2005, the Company had $256,492 in cash and cash equivalents and a working capital deficiency of $8,667,886. These factors raise substantial doubt about our ability to continue as a going concern. We understand our continued existence is dependent on our ability to generate positive operating cash, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. As more fully described below we have discontinued our unprofitable Southeastern operations and have revaluated our marketing and operating plans of our remaining operations. We are also presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance however, that we will be successful in refinancing at favorable terms, if at all. Additionally, we must also be successful in completing our plan to meet the minimum exchange listing requirements of the American Stock Exchange. If we are unable to re-establish those requirements, our shares will be subject to delisting which will substantially limit our stock's liquidity and impair our ability to raise capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our liquidity has been significantly and adversely affected by continued operating losses at our Southeastern operations. The divestiture of our Tennessee operation in September 2005 will eliminate continued operating losses which aggregated approximately $1.8 million during the fiscal year ended September 30, 2005. In addition, during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary which during the fiscal year ended September 30, 2005 incurred an operating loss of approximately $3.4 million. During the quarter ended March 31, 2006 under a plan approved in September 2005, we completed the sale of substantially all Georgia operating assets to two separate parties and received $405,000 in aggregate cash. The aggregate net losses (including losses from operations and losses on disposal) associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the fiscal year ended September 30, 2005 were approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and Georgia locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to the corporation and we will continue to make the necessary decisions to ensure the continued viability of GreenMan. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) during fiscal 2005 as compared to fiscal 2004. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005. We continue to experience strong demand for our end products.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


1.    Summary of Significant Accounting Policies - (Continued)

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, the value of goodwill and other intangible assets, the valuation reserve on deferred taxes and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2005.

      In particular, discontinued operations include management's best estimate of the amounts to be realized and liabilities to be incurred in connection with the discontinuing of our Georgia and Tennessee operations. The amounts the Company will ultimately realize could differ materially from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

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

                                                   Year Ended         Year Ended
                                                September 30,2005  September 30,2004
                                                -----------------  -----------------

Net loss as reported ..........................   $(15,172,709)     $(2,644,641)
Add: Compensation recognized under APB No.25 ..             --               --
Less: Compensation recognized under FAS 123 ...        (52,306)         (81,306)
                                                  ------------      -----------
Pro forma net loss ............................   $(15,225,015)     $(2,725,947)
                                                  ============      ===========

Net loss per share:
  Basic and diluted- as reported ..............   $      (0.79)     $     (0.15)
                                                  ============      ===========
  Basic and diluted - pro forma ...............   $      (0.79)     $     (0.16)
                                                  ============      ===========

      The fair value of each option grant during the year ended September 30, 2005 under the 1996 Non-Employee Director Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of 4.5%; expected volatility of 57% and expected life of 5 years.

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

Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets" we review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value. The impairment test for goodwill requires us to estimate the fair value of our overall business enterprise.

      In addition to goodwill, intangible assets include customer relationships acquired in current or past business acquisitions which are being amortized on a straight-line basis over a period of ten to twenty years, commencing on the date of the acquisition. The impairment test for customer relationships requires us to review original relations for continued retention. Amortization expense associated with customer relationships amounted to $47,266 including $22,653 of impairment charges and $13,150 for the fiscal years ended September 30, 2005 and 2004 respectively. Accumulated amortization was $77,544 and $30,275 at September 30, 2005 and 2004 respectively. Amortization of customer relationships is expected to be $24,613 per year during the next five years.

      We have elected to perform the required annual impairment test of our goodwill on the last day of our fiscal third quarter at which time no impairment was determined to exist. Due to our decision to dispose of our Georgia and Tennessee operations at September 30, 2005, goodwill associated with these operations totaling $2,172,198 were written off as part of the loss on disposal of such discontinued operations during the fourth quarter. In addition, due to the magnitude of the resultant fiscal 2005 losses, management determined in the fourth quarter that the carrying value of corporate-wide goodwill was impaired at September 30, 2005 and accordingly wrote-off all remaining goodwill recording a non-cash impairment loss of $1,361,696.

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

Net Income Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the years ended September 30, 2005 and 2004, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

      In April 2005, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" the adoption of a new rule that amended the compliance date for Statement of Financial Accounting Standard ("SFAS") No. 123 (R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) was to be effective for the interim or annual reporting periods beginning on or after June 15, 2005, but SAB No. 107 amended the effective date for implementing SFAS No. 123 (R) to the beginning of the next fiscal year that begins after December 15, 2005, for small business issuers. We will continue to provide the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB Statement No. 123" in the notes to the consolidated financial statements. Management has not yet determined what effect adoption of this standard will have on our financial condition and results of operations.

        In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This pronouncement is not expected to have a material effect on our financial statements.

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

3.    Notes Receivable, Officers

      In January 1998 we advanced $104,000 to an officer under an 8.5% secured promissory note with both principal and interest due January 2001. This note was amended on September 30, 2000 to extend the maturity until April 15, 2002 (subsequently extended to April 15, 2004) and increase the interest rate to 9.5%. On April 30, 2004 the remaining balance of $163,000, including interest, was applied to offset obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 8).

      In January 1999, we advanced two officers $55,000, in aggregate, under 8.5% secured promissory notes with both principal and interest due January 2002 (subsequently extended to January 2004). The proceeds were used to participate in a private placement of our common stock and the loans were secured by 191,637 shares of common stock owned by the two officers. In June 2002, the two officers repaid $5,000 each toward their respective then outstanding balances. On March 31, 2004, one officer agreed to apply his then outstanding balance of $24,000 against obligations under our $400,000 September 30, 2003 note payable due to the officer. (See Note 8). On May 11, 2004 the other officer sold 36,717 shares of common stock valued at $44,000 back to us in full settlement of all amounts due under his note. We subsequently cancelled these shares, which reduced our total shares issued and outstanding.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


4.    Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, management determined it to be in the best interest of GreenMan to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state by an undercapitalized subsidiary, necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a Company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 non-cash loss (including $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $3.1 million.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a non-cash loss on disposal of $4,631,102 (including $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 9). The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.0 million. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

      On February 17, 2006, we entered into an Asset Purchase Agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"). Under the agreement, we sold and assigned to TIRES certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES agreed to assume all of our rights and obligations under these contracts. We anticipate the transition of assigning the contracts to be completed within 60 to 90 days. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $155,000 from TIRES for these assets. As additional consideration, TIRES agreed to terminate several material supply and equipment lease agreements as well as terminating a December 2005 letter of intent between GreenMan and TIRES containing an exclusive option to acquire certain operating assets of TIRES (see Note 6).

      On March 1, 2006, we entered into an Asset Purchase Agreement with MTR of Georgia, Inc. ("MTR") a company co-owned by a former employee. Under the agreement, we sold and assigned to MTR certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and certain intangible assets. MTR agreed to assume all of our rights and obligations under these contracts. We anticipate the transition of assigning the contracts to be completed within 60 to 90 days. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $250,000 from MTR for these assets. As additional consideration, MTR has agreed to assume financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the close.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to existing GreenMan customers) within certain Southeastern states for a period of three years.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


4.    Discontinued Operations - (Continued)

      The major classes of assets and liabilities associated with discontinued operations were:


                                                                           September 30,          September 30,
                                                                               2005                   2004
                                                                            ----------             ----------
Assets related to discontinued operations:
  Cash ............................................................         $  108,724             $       --
  Accounts receivable, net ........................................          1,153,269              1,428,688
  Equipment held for resale .......................................            539,332                     --
  Other current assets ............................................            236,288                645,586
                                                                            ----------             ----------
    Total current .................................................          2,037,613              2,074,274
  Property ,plant and equipment (net) .............................                 --              3,973,931
  Goodwill ........................................................                 --              2,172,198
  Other ...........................................................                 --                 25,494
                                                                            ----------             ----------
    Total non-current .............................................                 --              6,171,623
                                                                            ----------             ----------
    Total assets related to discontinued operations ...............         $2,037,613             $8,245,897
                                                                            ==========             ==========

Liabilities related to discontinued operations:
  Accounts payable ................................................         $3,066,596             $2,202,582
  Notes payable, current ..........................................            435,926                174,926
  Accrued expenses, other .........................................            707,706                408,667
  Capital leases, current .........................................            326,794                 36,750
  Lease payable, current ..........................................            145,000                     --
                                                                            ----------             ----------
    Total current .................................................          4,682,022              2,822,925
  Notes payable, non-current ......................................             16,425                224,087
  Capital leases, non-current .....................................                 --              1,298,216
  Lease payable, non-current ......................................            555,000                     --
                                                                            ----------             ----------
    Total non-current .............................................            571,425              1,522,303
                                                                            ----------             ----------
    Total liabilities related to discontinued operations ..........         $5,253,447             $4,345,228
                                                                            ==========             ==========

      Net sales and (loss) from discontinued operations were as follows:

                                                                       September 30,        September 30,
                                                                           2005                 2004
                                                                       -------------       --------------
  Net sales from discontinued operations.......................        $11,605,866         $11,661,698
  (Loss) from discontinued operations..........................         (5,153,224)         (2,067,247)

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                    September 30,       September 30,           Estimated
                                                       2005                 2004               Useful Lives
                                                    ------------        ------------           ------------
Land ........................................       $         --        $    167,981
Buildings and improvements ..................          1,749,907           1,901,113            10-20 years
Machinery and equipment .....................          7,401,613           6,569,804             5-10 years
Furniture and fixtures ......................            199,934             177,875             3-5 years
Motor vehicles ..............................          3,598,098           3,972,113             3-10 years
Construction in process .....................             42,638             231,301
                                                    ------------        ------------
                                                      12,992,190          13,020,187
Less accumulated deprecation and
  amortization ..............................         (6,649,938)         (5,477,865)
                                                    ------------        ------------
Property, plant and equipment, net ..........       $  6,342,252        $  7,542,322
                                                    ============        ============

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


5.    Property, Plant and Equipment - (Continued)

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an officer for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain will be recognized as income ratably over the term of the lease. The lease has been classified as a capital lease, and provides for two additional 4-year extensions. We used $875,000 of the proceeds to repay an existing mortgage on the property.

      On April 1, 2003, our Wisconsin subsidiary acquired the land and buildings in which it operates for $362,900 under a sixty-seven month promissory note with aggregate payments of $76,500 over the first eight months. Thereafter, commencing December 1, 2003, the note requires monthly payments of $2,886, including interest at 8% per annum with the remaining principal balance due on November 1, 2008. In April 2004, our Wisconsin subsidiary reached an agreement with the lessor of certain processing equipment to buy-out the remaining term of the lease. The lessor agreed to accept several pieces of idle equipment, 50,000 unregistered shares of our common stock (valued at $44,000), and cash, valued in the aggregate at approximately $180,000, in full settlement of our capital lease obligation with a carrying value of approximately $192,000 at March 31, 2004. We recognized a gain of approximately $12,000 in connection with this transaction during the fiscal year ended September 30, 2004.

      In June 2005, we sold all our Wisconsin land and buildings for approximately $483,000, realizing a gain of $123,608. We used approximately $284,000 of the proceeds to repay an existing obligation on the property and simultaneous with the sale, entered into an agreement to lease the property back for a period of 90 days. We consolidated all remaining Wisconsin operations into our Minnesota facility during the quarter ending September 30, 2005. In addition during the quarter ended June 30, 2005, our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. The lessor agreed to accept approximately $190,000 in full settlement of our capital lease obligation with a carrying value of approximately $156,000, resulting in a loss of approximately $34,000 in connection with this transaction. In addition, management determined that the carrying value of the purchased transportation equipment was impaired. Accordingly, we recorded an impairment loss amounting to $57,183 during the quarter ended June 30, 2005 based on the estimated fair value based on replacement cost of similar equipment and reduced the remaining estimated useful life to 24 months.

      Depreciation and amortization expense for the fiscal years ended September 30, 2005 and 2004 was $2,425,801 and $2,210,293 respectively including depreciation and amortization from discontinued operations of $853,739 and $742,415, respectively.

6.    Acquisition Deposit

      In August 2004, we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES (the "Equipment Leases"), (2) entered a material supply agreement (the "MSA") and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

      We have also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade it's existing crumb rubber production capacity and have used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 has been capitalized and was being amortized over the lease terms which ranged from 48 to 60 months. The remaining balance of $205,306 was written off as a cost of disposal of discontinued operations.

      Pursuant to the terms of the MSA, we were to supply agreed upon minimum amounts of crumb rubber material to TIRES on a weekly basis. If we do not meet the minimum weekly requirements, we are assessed a shortfall fee equal to 150% of the purchase price for any shortfall tonnage. Due to unexpected equipment downtime and delays in installing the additional rasper which was being leased from TIRES, we were unable to meet the minimum material requirements during various periods during fiscal 2005 and as a result, we recorded a shortfall expense of approximately $382,000 during the fiscal year ended September 30, 2005.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


6.    Acquisition Deposit - (Continued)

      TIRES would purchase material was increased 15 percent for a period of 10 weeks. In return for this short term consideration, we agreed to reduce our original pricing by 8% on the first 30,000 tons of material purchased by TIRES subsequent to the 10 week amendment period.

      The exclusive purchase option to acquire additional operating assets of TIRES was exercisable if predetermined financial performance criteria are met by TIRES during the subsequent fifteen to twenty four month period after December 8, 2004. The ultimate purchase price was to be determined based on those results. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. Had we exercised our exclusive purchase option and closed a transaction, the value of the shares would have been applied against the purchase price of the assets. If the exclusive purchase option expired or we decided not to exercise the option, TIRES would retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares of common stock to us. If at the time the purchase option expired, the value of the shares were less than $200,000, we would have been required to issue a sufficient number of additional shares to equal $200,000. If at the time the purchase option expired, TIRES had not achieved the predetermined financial performance criteria, TIRES would have had to return to us a sufficient number of our shares to equal $200,000 at the time.

      In February 2006 in conjunction with the discontinuance of our Georgia operations (See Note 4), we agreed to sell and assign to TIRES (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; (c) certain intangible assets; and (d) allowed TIRES to retain the 127,389 shares of our common stock and in return received $155,000 in cash proceeds; agreed to terminate the MSA, Equipment Leases and several other agreements previously executed between the parties in addition to terminating a December 2004 letter of intent and exclusive option. Accordingly, at September 30, 2005, included in loss on disposal of discontinued operations is the $200,000 assigned to the shares of common stock retained by TIRES.

7.    Credit Facility/Notes Payable

Republic Services of Georgia

      On May 6, 2002, Republic Services of Georgia, Limited Partnership ("RSLP") converted $750,000 of the principal amount of a February 14, 2002 promissory note into 300,000 unregistered shares of our common stock (valued at $750,000) and we issued a promissory note for the remaining principal balance of $743,750 bearing interest at 10% and due in March 2007.

      As of June 30, 2005, 9 payments totaling $76,042 were past due and on July 31, 2005, RSLP agreed to waive any and all existing defaults and defer all interest and principal payments due through June 2006 at which time all interest and principal payments under the promissory note that are otherwise due and payable on or before that date will be incorporated into an new promissory note, payable in 48 monthly installments commencing July 2006 and bearing interest at 10% per annum.

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

      On February 10, 2005, First American renewed our working capital line until February 10, 2006 (subsequently extended to May 1, 2006) and increased our maximum availability under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005.

WAMCO Credit Facility

      On May 16, 2003, we were notified by the Federal Deposit Insurance Company (the "FDIC") that Waco Asset Management Co.31, Ltd., ("WAMCO"), an affiliate of First City Financial Company, had purchased a pool of loans from the FDIC including several we had outstanding with the Coast Business Credit, which, along with it's parent were closed by the Commissioner of Financial Institutions of the State of California in February 2003. We were notified that WAMCO would continue to honor the original terms of the Credit Facility. On June 30, 2004, all amounts due WAMCO were paid in full with proceeds from the Laurus Credit Facility and the unamortized deferred financing charges of $122,927 were charged to interest expense.

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

      The line of credit has a three-year term. Borrowings generally bear interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (7.75% at September 30, 2005), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. The amount we may borrow at any time under the line of credit is generally limited to 90% of eligible accounts receivable (90 days or less) and 50% of eligible finished goods inventory, subject to certain limitations. Until December 31, 2005, (subsequently extended to April 30, 2006) however, we will be permitted to maintain overadvances of up to $2,000,000 under the line of credit. All overadvances outstanding from time to time will bear interest, in addition to the interest otherwise required, at a rate equal to 2% per annum on the amount of the overadvance. In the event that at any time we have outstanding overadvances of more than $2,000,000, or if any overadvance remains outstanding on or after April 30, 2006, the excess or overdue overadvance will bear interest, in addition to that otherwise required, at a rate equal to 2% per month for all times such amounts are outstanding. The line of credit requires us to maintain a minimum borrowing of $1,000,000. As of September 30, 2005, our overadvance was $1,980,250.

      Subject to certain limitations, Laurus will have the right, but not the obligation, to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the March 22, 2005 amendment to the credit facility which was $.93) The original conversion price of the revolving note determined at June 30, 2004 was $1.31. The conversion price for each subsequent $1,000,000 of borrowings will be adjusted to the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increments. We will determine at that time if any new beneficial conversion factor exists. During the year ended September 30, 2005, Laurus converted $19,750 under the line of credit and was issued 25,000 shares of common stock.

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

      The term note also has a three-year term and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.0% (7.75% at September 30, 2005), with interest payable monthly. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Principal is being amortized over the term of the loan, commencing on November 1, 2004, with minimum monthly principal payments of $125,000. Pursuant to the terms of the March 22, 2005 amendment, however principal payments otherwise due from December 1, 2004 through June 30, 2005 have been deferred and are payable in full on the maturity date of the term note, together with all other amounts due and payable on that date. In addition, Laurus has agreed to defer principal payments otherwise due from November 1, 2005 through May 1, 2006, which are also payable in full at maturity.

      Laurus has the option to convert some or all of the principal and interest payments into common stock at a revised fixed conversion price of $.93 (the average closing price of our common stock for the five days immediately prior the March 22, 2005 amendment), provided, that the first $1,000,000 of borrowings under the term note is convertible into common stock at a price of $.79 (85% of the average closing price of our common stock for the five days immediately prior to the amendment). The original conversion price of the term note determined at June 30, 2004 was $1.25. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price.

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

      On July 20, 2005, we entered into a $1 million convertible term note (the "Term Note") and related agreements with Laurus. The Term Note has a maturity date of June 30, 2007 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 1.75% (8.5% at September 30, 2005). Interest on the loan is payable monthly commencing August 1, 2005. Principal will be amortized over the term of the loan, commencing on February 1, 2006, with minimum monthly payments of principal of $58,823.53. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005) (the "Fixed Conversion Price"). In connection with the Term Note, we also issued Laurus an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Net proceeds received from issuance of the Term Note amounted to $955,000 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $393,939 at issuance based on the intrinsic value of the shares into which the note is convertible, resulting in a total debt issue discount, including the value of the options, of $795,677. The beneficial conversion amount will be recorded as paid in capital and will be amortized to interest expense along with the debt conversion discount over the two year term of the note or ratably upon any partial conversion. We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the Term Note and upon exercise of the option. The Term Note contains repayment penalties and interest adjustments similar to the notes issued to Laurus under the June 2004 credit facility. The Term Note borrowings are also secured by a first security interest in substantially all of our assets and those of our subsidiaries.

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

      The conversion price applicable to each of the notes and the exercise price of each of the warrants was previously subject to downward adjustment on a "full ratchet" basis if we issued shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. On April 8, 2006, Laurus agreed to retroactively eliminate their rights to enforce these provisions. There were exceptions for issuances of stock and options to our employees and for certain other ordinary course stock issuances.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


7.    Credit Facility/Notes Payable - (Continued)

      As of September 30, 2005, we were in default of several covenants of notes and agreements. These defaults have been waived by Laurus.

                                                                                                  September 30,   September 30,
Notes payable consists of the following at:                                                           2005            2004
                                                                                                  -----------      -----------
Line of credit, First American, secured by all assets of GreenMan of Iowa, bearing
  interest at prime plus 1.0% (7.75% at September 30, 2005) .................................     $   619,950      $   500,000
Term note payable, Republic Services of Georgia, LP, interest only at 10% through July
  2006 at which time the outstanding balance will be payable in 48 monthly installments
  including interest at 10% due July 2010 ...................................................         717,370          656,250
Term note payable, First American, secured by assets of GreenMan of Iowa, due in equal
  monthly installments of $33,425 including interest at 7.5% through February 2008 ..........         742,811        1,220,315
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in quarterly installments of $8,449 including interest at 1.5% with the remaining
  principal balance due November 2012 .......................................................         250,811          280,666
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in
  32 quarterly installments of $6,920 including interest at 3% through October 2012 .........         174,193          196,234
Term note payable, Sun Country Bank, secured by all assets of GreenMan of California, due in monthly installments of $6,607 including interest at 5.75% with the remaining
  principal balance due March 2011 ..........................................................         378,644          438,600
Term note payable, Andrew and Karen Gundrum, secured by real estate of GreenMan of
  Wisconsin, due in monthly installments of $9,563 for eight months and monthly
  installments of $2,886 including interest at 8% for sixty months ..........................              --          292,980
Other term notes payable and assessments, secured by various equipment with interest
  rates ranging from 0% to 11.26% and requiring monthly installments from $598 to $9,765 ....         809,596        1,051,479
                                                                                                  -----------      -----------
                                                                                                    3,693,375        4,636,524
Less current portion ........................................................................      (1,456,331)      (1,502,464)
                                                                                                  -----------      -----------
  Notes payable, non-current portion ........................................................     $ 2,237,044      $ 3,134,060
                                                                                                  ===========      ===========

                                                                                                  September 30,    September 30,
Convertible notes payable consists of the following at:                                               2005             2004
                                                                                                  -----------      -----------
Line of credit, Laurus, secured by eligible accounts receivable and inventory of
  GreenMan of Georgia, Minnesota and Tennessee, and bearing interest at prime
  plus 1.0% (7.75% at September 30, 2005), net of discount of $977,834 and $171,724 .........     $ 3,290,155      $ 1,814,042
Term note payable, Laurus, secured by machinery and equipment of GreenMan of Georgia,
  Minnesota and Tennessee, due in 33 monthly installments of $125,000 plus interest at prime plus 1.0% (7.75% at September 30, 2005) due June 30, 2007,
  net of discount of $361,026 and $294,866 ..................................................       3,138,974        3,705,134
Term note payable, Laurus, secured by machinery and equipment of GreenMan
  Technologies of Georgia, Minnesota and Tennessee, due in 17 monthly installments of $58,824 plus interest at prime plus 1.75% (8.5% at
  September 30, 2005) commencing February 1, 2006, net of discount of $735,593 ..............         264,409               --
                                                                                                  -----------      -----------
                                                                                                    6,693,538        5,519,176
Less current portion ........................................................................      (4,890,642)      (3,084,971)
                                                                                                  -----------      -----------
Convertible notes payable, non-current portion ..............................................     $ 1,802,896      $ 2,434,205
                                                                                                  ===========      ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Credit Facility/Notes Payable - (Continued)

The following is a summary of maturities of all notes payable at September 30, 2005:

    Years Ending September 30,
    2006 .......................................                   $1,456,331
    2007 .......................................                      922,004
    2008 .......................................                      444,992
    2009 .......................................                      409,832
    2010 .......................................                      258,307
    2011 and thereafter.........................                      201,909
                                                                   ----------
                                                                   $3,693,375
                                                                   ==========

The following is a summary of maturities of all convertible notes payable at September 30, 2005:

    Years Ending September 30,                                Gross          Discount          Net
    --------------------------                                -----          --------          ---
    2006 .......................................            $6,267,991     $1,377,349     $4,890,642
    2007........................................             2,500,000        697,104      1,802,896
    2008 and thereafter.........................                    --             --             --
                                                            ----------     ----------     ----------
                                                            $8,767,991     $2,074,453     $6,693,538
                                                            ==========     ==========     ==========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2005 and 2004 amounted to $710,442 and $363,478, respectively.

8.    Notes Payable - Related Party

      Notes Payable, Related Party consists of the following:

Convertible Notes Payable-Related Party

      One of our directors was owed $300,000 under the terms of an October 1999 private offering of 10% convertible notes and warrants and $75,000 under the terms of a February 2000 offering of 11% convertible notes and warrants. The convertible notes originally matured twelve months after issuance and were payable in cash or unregistered shares of our common stock at a conversion price of $1.00 per share. Subsequently, the director agreed to extend the maturity date of each note several times and in June 2001 we agreed to reduce the conversion price to $.75 per share. On February 16, 2004, the director converted both notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock pursuant to the amended terms noted above.

Note Payable-Related Party

      In November 2000, we borrowed $200,000 from the same director who held the convertible notes referred to above. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. Subsequently, the director agreed to extend the maturity date of each note several times and in June 2005, agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility (See Note 7) have been repaid or June 30, 2007.

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At September 30, 2005, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007.

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amount due under the Laurus credit facility have been repaid or June 30, 2007. At September 30, 2005, the remaining balance due on this note amounted to $99,320 (See Note 3).

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

      The following is a summary of maturities of all related party notes payable at September 30, 2005:

        Years Ending September 30,
        --------------------------
        2006 ...................................              $      --
        2007....................................                699,320
                                                              ---------
                                                              $ 699,320
                                                              =========

      Total interest expense for related party notes amounted to $83,918 and $143,727, for the fiscal years ended September 30, 2005 and 2004, respectively. Total accrued interest due related parties amounted to $98,739 and $49,820 at September 30, 2005 and 2004, respectively.

9.    Capital Leases

      We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $348 to $17,642. Assets acquired under capital leases with an original cost of $2,529,832 and $4,411,461 and related accumulated amortization of $1,016,987 and $1,319,717 are included in property, plant and equipment at September 30, 2005 and 2004, respectively. Amortization expense for the years ended September 30, 2005 and 2004 amounted to $237,054 and $350,857 respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with a company co-owned by an employee for equipment valued at $146,670. Under the terms of the lease, we are required to pay $4,394 per month rental and have the ability to purchase the equipment at the end of the lease at approximately 40% of original value. The lease is classified as a capital lease.

      In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by an employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The lease can be renewed for two additional four-year periods. The lease has been classified as a capital lease with a value of $1,400,000 (See Note 5).

      On February 28, 2006, we amended our Georgia lease agreement whereby we obtained the right to terminate the original lease, which had a remaining term of approximately fifteen years, by providing the landlord with six months notice. In the event of such termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005 (See Note 4).

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2005:

      Years Ending
      September 30,
      -------------
          2006 ...................................          $   316,983
          2007....................................              251,864
          2008 ...................................              217,762
          2009....................................              216,738
          2010....................................              223,796
          2011 and thereafter.....................            1,249,113
                                                            -----------
      Total minimum lease payments ...............            2,476,256
      Less amount representing interest ..........            (937,697)
                                                            -----------
      Present value of minimum lease payments ....          $ 1,538,559
                                                            ===========

      For the years ended September 30, 2005 and 2004, interest expense on capital leases amounted to $199,182 and $376,650, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


10.   Commitments and Contingencies

Employment Agreements

      We have employment agreements with three of our officers, which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause (See Note 18).

Rental Agreements

      Our Iowa subsidiary leases a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by one of our employees. Under the terms of the lease, monthly rental payments of $8,250 are required for the first five years increasing to $9,000 per month for the remaining five years. The lease also provides a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately 3 acres adjacent to our existing Iowa facility. Under the terms of the lease, monthly rent payments of $3,500 are required.

      Our California subsidiary leases approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expires in April 2007 but can be terminated by either party with 30 days prior notice and provides for an additional 5 year extension.

      Our Tennessee subsidiary leased a facility of approximately 26,000 square feet located on approximately 2 acres of land under a three-year agreement for $10,222 per month which expired on September 30, 2005, subsequent to our September divesture of all Tennessee operating assets.

      We lease approximately 3,380 square feet of office space in Lynnfield, Massachusetts at a monthly rental of $5,070 under a five-year lease that expires in May 2008. In June 2004, we amended this lease to include an additional 1,125 square feet of office space for additional monthly rent of $1,500.

      For the years ended September 30, 2005 and 2004, total rental expense in connection with all non-cancellable real estate leases amounted to $340,004 and $302,004 respectively, including $123,000 per year associated with related-party leases.

      We also rent various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $263 to $1,620 and with terms ranging from 48 to 84 months. In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by an employee at monthly rentals ranging from $263 to $1,295. In January 2005, we entered into three new equipment lease agreements with Maust Asset Management in which we are required to pay between $1,500 and $2,683 per month rental and have the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000.

      For the fiscal years ended September 30, 2005 and 2004, total rent expense in connection with non-cancellable vehicle and equipment leases amounted to $93,062 and $78,177, respectively, of which, $51,149 and $15,786 were to related parties during the fiscal years ended September 30, 2005 and 2004, respectively.

      The total future minimum rental commitment at September 30, 2005 under the above operating leases are as follows:

 Year ending September 30:            Real Estate       Equipment         Total
                                      -----------       ---------         -----
2006 ...........................      $  234,840      $   84,806      $  319,646
2007 ...........................         227,340          68,199         295,539
2008 ...........................         204,630          19,416         224,046
2009 ...........................         150,000              --         150,000
2010 ...........................         150,000              --         150,000
2011 and thereafter ............         378,500              --         378,500
                                      ----------      ----------      ----------
                                      $1,345,310      $  172,421      $1,517,731
                                      ==========      ==========      ==========

Litigation

      As of March 31, 2006, approximately 16 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.6 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of March 31, 2006, 3 of these vendors had secured judgments in their favor for an aggregate of approximately $250,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

      GreenMan Technologies, Inc. was not a party to any of these vendor relationships and none of the plaintiffs have filed suit against GreenMan Technologies, Inc. While there can be no assurance that GreenMan Technologies, Inc will not be named as a defendant in future proceedings, we believe that GreenMan Technologies, Inc has valid defenses to any potential claims that may be made against us, and we intend to defend against any such claims vigorously.

      In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


11.   Stockholders' Equity

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

Private Offering of Common Stock

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

      As of June 30, 2004, when the offering was concluded, we had sold 1,594,211 units (1,594,211 shares of our common stock and warrants to purchase 797,105 additional shares of our common stock at prices ranging from $1.56 to $2.06 per share) to investors, including our directors and existing shareholders, for gross proceeds of $1,547,800. We used the net proceeds of this offering to re-establish our Georgia waste wire processing capacity and for general working capital purposes.

Other Common Stock Transactions

      On February 16, 2004, a director converted two convertible notes, including $375,000 of principal and $168,210 of accrued interest into 724,281 shares of our unregistered common stock (See Note 8).

      In April 2004, we issued 50,000 shares of unregistered stock (valued at $44,000) to the lessor of certain processing equipment leased by our Wisconsin subsidiary as partial consideration in a lease buy-out transaction.

      On June 24, 2004, we issued 369,331 shares of common stock upon the conversion of a December 23, 2003 note payable in the principal amount of $375,000 and accrued interest of $18,854 (See Note 7).

      On June 30, 2004, we issued 57,252 shares of our unregistered common stock valued at $75,000 for investment banking services in conjunction with the Laurus financing (See Note 7).

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

11.   Stockholders' Equity - (Continued)

      Stock options and activity is summarized as follows:

                                                    Year Ended                      Year Ended
                                                September 30, 2005              September 30, 2004
                                            ---------------------------    --------------------------
                                                           Weighted                        Weighted
                                                            Average                         Average
                                                           Exercise                        Exercise
                                             Shares          Price           Shares         Price
                                            ---------    --------------    -----------    -----------
Outstanding at beginning of period           1,670,356        $ .87        1,983,894        $ .91
Granted                                             --           --               --           --
Canceled                                       (10,000)        1.58          (90,000)         .53
Exercised                                           --           --         (223,538)         .67
                                            ----------                    ----------
Outstanding at end of period                 1,660,356          .86        1,670,356          .87
                                            ==========                    ==========
Exercisable at end of period                 1,578,156          .85        1,498,356          .87
                                            ==========                    ==========
Reserved for future grants at end of
  period                                            --                            --
                                            ==========                    ==========
Weighted average fair value of options
  granted during the period                                   $  --                         $  --

Information pertaining to options outstanding under the plan at September 30, 2005 is as follows:

                                                           Options Outstanding               Options Exercisable
                                                   ------------------------------------     ----------------------
                                                                 Weighted
                                                                  Average      Weighted                   Weighted
                                                                 Remaining     Average                     Average
Exercise                                             Number     Contractual    Exercise       Number      Exercise
Prices                                             Outstanding      Life         Price      Exercisable     Price
------                                             -----------      ----         -----      -----------     -----
$   .38 - .53                                        540,462        4.8          $.48         509,462       $.49
$   .81 - 1.09                                     1,041,894        3.3           .99       1,021,894        .99
$ 1.35 - $1.80                                        78,000        5.6          1.80          46,800       1.80
                                                   1,660,356        3.9          $.86       1,578,156       $.85

2004 and 2005 Stock Option Plans

      On April 21, 2004, our Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan") subject to ratification by our stockholders. During May and August 2004, the Board granted options to purchase 538,000 shares of our common stock under the 2004 Plan at prices ranging from $1.05 to $1.24 and having a weighted average fair value of $.32 per share. Subsequently, the Board chose not to submit the 2004 Plan for ratification by our stockholders and the plan and all granted options were terminated by our Board on March 18, 2005, and all options granted under that plan have been terminated.

      In addition, on March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which was subsequently approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. No options have been granted under the 2005 Plan.

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

      The Board of Directors has reserved 60,000 shares of our common stock for issuance under this plan and as of September 30, 2005, options to purchase 38,000 shares of our common stock have been granted of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

      During the fiscal years ended September 30, 2005 and 2004, options were granted to purchase 6,000 shares of common stock at $.51 per share and $1.10 per share, respectively. The options are exercisable for a period of ten years. The weighted average fair value of the options granted during the years ended September 30, 2005 and 2004 were $.16 and $.37 per share, respectively.

Other Stock Options and Warrants

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

      On July 20, 2005, we issued Laurus a warrant to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

Information pertaining to all other options and warrants granted and outstanding is as follows:

                                              Year Ended                       Year Ended
                                          September 30, 2005              September 30, 2004
                                       ---------------------------     -------------------------
                                                      Weighted                         Weighted
                                                      Average                           Average
                                                      Exercise                         Exercise
                                         Shares         Price            Shares         Price
                                        ---------    -------------     -----------    ----------
Outstanding at beginning of period     4,756,003        $1.55           2,004,900       $1.28
Granted                                2,413,571          .01           3,001,103        1.74
Canceled                               (154,000)         3.36           (132,148)        1.98
Exercised                                     --           --           (117,852)        1.17
                                       ---------                        ---------
Outstanding at end of period           7,015,574          .98           4,756,003        1.55
                                       =========                        =========
Exercisable at end of period           6,985,574          .98           4,661,003        1.56
                                       =========                        =========

Weighted average fair value of
  options granted during the period                      $.30                            $.14

                                                 Options Outstanding                   Options Exercisable
                                     -------------------------------------------   --------------------------
                                                        Weighted
                                                         Average        Weighted                     Weighted
                                                        Remaining       Average                      Average
Exercise                                 Number        Contractual      Exercise      Number         Exercise
Prices                               Outstanding         Life           Price      Exercisable       Price
                                     -------------    -----------     ----------   ------------    ---------
$  .01 - 1.09                         4,460,068            6.79          $.44       4,460,068          $.44
$  1.50 - 4.50                        2,522,106            5.93          1.88       2,492,106          1.88
$  5.00 - 5.65                           33,400            1.16          5.65          33,400          5.65
                                      ---------                                     ---------
                                      7,015,574            6.45          $.98       6,985,574          $.98
                                      =========                                     =========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements


11.   Stockholders' Equity - (Continued)

Common Stock Reserved

      We have reserved common stock at September 30, 2005 as follows:
           Stock option plans ...................................     1,710,356
           Other stock options ..................................     1,147,500
           Other warrants .......................................     5,868,074
           Shares issuable upon conversion of notes payable
             and interest .......................................    11,800,000
                                                                     ----------
                                                                     20,525,930
                                                                     ==========

12.   Employee Benefit Plan

      Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2005 and 2004, respectively.

13.   Segment Information

      We operate in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

14.   Major Customers

      During the fiscal years ended September 30, 2005 and 2004, no one customer accounted for more than 10% of our consolidated net sales.

15.   Income Taxes

      The provision for income taxes was comprised of the following amounts for the years ended:

                                                   September 30,  September 30,
                                                       2005            2004
                                                    ---------       ---------
        Current:
        Federal ................................    $ 270,000       $      --
        State ..................................        4,745             550
                                                    ---------       ---------
                                                      274,745             550
                                                    ---------       ---------
       Deferred federal and state taxes ........           --              --
                                                    ---------       ---------
       Total provision for income  taxes .......    $ 274,745       $     550
                                                    =========       =========

      The current state taxes result from income in states where we have no net operating loss carry forwards. The provision for deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities recorded for financial reporting purposes and the amounts recorded for income tax reporting purposes.

      The difference between the statutory federal income tax rate of 34% and the effective rate is primarily due to net operating losses incurred by us and the provision of a valuation reserve against the related deferred tax assets.

The following differences give rise to deferred income taxes:

                                               September 30,     September 30,
                                                   2005               2004
                                                -----------       -----------

     Net operating loss carry forwards .....    $11,835,000       $ 9,735,000
     Differences in fixed asset bases ......        522,000        (1,084,000)
     Capital loss carryover ................             --                --
     Other, net ............................      1,296,000           (17,000)
                                                -----------       -----------
                                                 13,653,000         8,634,000
     Valuation reserve .....................    (13,653,000)       (8,364,000)
                                                -----------       -----------
     Net deferred tax asset ................    $         0       $   270,000
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

      Based on the unforeseen magnitude of our quarterly and year to date losses, we determined the near-term realizability of the $270,000 non-cash deferred tax asset to be questionable and therefore provided a valuation allowance on the entire amount during the first quarter of our fiscal year ended September 30, 2005.

The change in the valuation reserve is as follows:

                                                   Year Ended     Year Ended
                                                 September 30,   September 30,
                                                      2005           2003
                                                  -----------    -----------

  Balance at beginning of period .............    $ 8,364,000    $ 7,783,000
  Increase due to rate differentials
    and current period operating results .....      5,289,000        581,000
                                                  -----------    -----------
  Balance at end of period ...................    $13,653,000    $ 8,364,000
                                                  ===========    ===========

      As of September 30, 2005, we had net operating loss carry forwards of approximately $32,000,000. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2013 and 2006, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

17.   Fair Value of Financial Instruments

      At September 30, 2005 and 2004, our financial instruments consist of notes payable to banks and others, and convertible notes payable. Notes payable to banks and others approximate their fair values as these instruments were negotiated currently and bear interest at market rates. The fair value of the $6,693,538 convertible notes payable is $8,767,991 at September 30, 2005 based upon the intrinsic value of the conversion feature on that date (see Note 7).

18.   Subsequent Events

American Stock Exchange Notices

      On January 5, 2006 we were notified by the Exchange indicating we were not in compliance with the Exchange's requirements for continued listing as set forth in Sections 134 and 1101 of the Exchange's Company Guide with respect to our failure to file our Annual Report on Form 10-KSB for the year ended September 30, 2005 with the Securities and Exchange Commission.

      In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by January 19, 2006 advising the Exchange of action we have taken, or will take, that would bring our company into compliance with Sections 134 and 1101 of the Company Guide by no later than March 20, 2006. On February 2, 2006, we were notified that the Exchange had accepted our compliance plan and had granted us an extension of time through March 20, 2006 to regain compliance with the continued listing standards. Although we had made progress toward compliance by March 20, 2006, we did not file our Annual Report by that date. Although we remain subject to continued periodic review by the Exchange, the Exchange has not notified us of its intention to initiate delisting proceedings and, to our knowledge, the Exchange has not initiated such proceedings.

      On February 14, 2006, we were notified by the Exchange that we are not in compliance with the Exchange's requirements for continued listing set forth in
Section 1003(a)(i) of the Exchange's Company Guide because we did not meet the $2,000,000 shareholders' equity requirement and because we reported losses from continuing operations and/or net losses in two out of our three most recent fiscal years.

      In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by March 14, 2006 advising the Exchange of action we have taken, or will take, that would bring us into compliance no later than February 14, 2007. We will be subject to delisting proceedings if the plan we submitted is unacceptable to the Exchange or if we fail to make progress toward achieving an acceptable plan.

Management Changes

      On April 12, 2006, our Board of Directors named Lyle E. Jensen as President and Chief Executive Officer succeeding Robert H. Davis, who resigned those positions, and resigned as a member of our Board of Directors, on the same day. Mr. Jensen has been a member of our Board of Directors since May 2002, and served as the Chair of the Board's Audit Committee and as member of the Board's Compensation Committee. Mr. Jensen will remain a member of the Board of Directors, but will no longer serve on these committees. Nicholas DeBenedictis, an outside Director has joined the Compensation Committee and will serve as our interim Audit Committee Chair.

We entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen will receive a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. The agreement maybe terminated without cause on thirty days' notice but provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. The agreement also provides for incentive compensation based certain the attainment of certain financial and non-financial goals. Mr. Jensen will receive a relocation allowance of up to $25,000 and a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under the 2005 Stock Option Plan to purchase 500,000 shares of the our common stock, par value $.01 per share, with an exercise price of $.28 per share. In addition, upon signing of his employment agreement, Mr. Jensen agreed to purchase 500,000 unregistered shares of our common stock at a price equal to the closing bid price of the common stock on the date the agreement was executed. In conjunction with Mr. Davis's resignation, we agreed to the payment of salary and certain benefits for a subsequent twelve month period pursuant to certain contractual obligations.

      See also notes 4, 7, 9.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GreenMan Technologies, Inc.


                                     /s/ Lyle Jensen
                                     ------------------
                                     Lyle Jensen
                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            Signature                                 Title(s)                                   Date
            ---------                                 --------                                   ----

     /s/ Maurice E. Needham                     Chairman of the Board                       April 20, 2006
     ----------------------
       Maurice E. Needham

       /s/ Lyle Jensen                   Chief Executive Officer, President                 April 20, 2006
       ---------------                              and Director
         Lyle Jensen

      /s/ Charles E. Coppa                    Chief Financial Officer,
      --------------------                    Treasurer and Secretary
        Charles E. Coppa             (Principal Financial Officer and Principal
                                                 Accounting Officer)                        April 20, 2006

         /s/ Lew F. Boyd                              Director                              April 20, 2006
         ---------------
           Lew F. Boyd

       /s/ Dr. Allen Kahn                             Director                              April 20, 2006
       ------------------
         Dr. Allen Kahn

    /s/ Nicholas DeBenedictis                         Director                              April 20, 2006
    -------------------------
      Nicholas DeBenedictis