Form 10QSB
period 2005-12-31
GREENMAN TECHNOLOGIES INC
filed 2006-05-11
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2005


                         Commission File Number: 1-13776


                           GREENMAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Delaware                          71-0724248
          ----------------------------               -------------
          (State or other jurisdiction               (IRS Employer
        of incorporation or organization)          Identification No.)


                           7 Kimball Lane, Building A
                         Lynnfield, Massachusetts 01940
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (781) 224-2411
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                |_| YES   |X| NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

                                |_| YES   |X| NO


There were 19,998,387 shares outstanding of the issuer's Common Stock, $0.01 par value, at May 1, 2006.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2005

                                Table of Contents

                          PART I - FINANCIAL INFORMATION                    Page

Item 1. Financial Statements (*)

        Unaudited Consolidated Balance Sheets as of  December 31, 2005 and
        September 30, 2005                                                     3

        Unaudited Consolidated  Statements of Operations for the three
        months ended December 31, 2005 and 2004                                4

        Unaudited Consolidated Statement of Changes in Stockholders'
        Deficit for the three months ended December 31, 2005                   5

        Unaudited Consolidated Statements of Cash Flows for the three
        months ended December 31, 2005 and 2004                                6

        Notes to Interim Unaudited Consolidated Financial Statements        7-16

Item 2. Management's Discussion and Analysis or Plan of Operation          17-25

Item 3. Controls and Procedures                                               26

                            PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K                                      26

        Signatures                                                            27


* The financial information at September 30, 2005 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                   December 31,    September 30,
                                                                       2005            2005
                                                                   ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................   $    119,520    $    256,492
  Accounts receivable, trade, less allowance for doubtful
    accounts of $235,124 and $219,354 as of December 31, 2005
    and September 30, 2005 .....................................      2,162,458       2,968,766
  Product inventory ............................................        354,422         173,043
  Other current assets .........................................        589,792         642,813
  Assets related to discontinued operations ....................      1,097,086       2,037,613
                                                                   ------------    ------------
     Total current assets ......................................      4,323,278       6,078,727
                                                                   ------------    ------------
Property, plant and equipment, net .............................      5,882,986       6,342,252
                                                                   ------------    ------------
Other assets:
  Deferred loan costs ..........................................        367,715         430,158
  Customer relationship intangibles, net .......................        202,756         206,455
  Other ........................................................         50,309          62,360
                                                                   ------------    ------------
     Total other assets ........................................        620,780         698,973
                                                                   ------------    ------------
                                                                   $ 10,827,044    $ 13,119,952
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, current .......................................   $    750,058    $    836,381
  Notes payable, line of credit ................................        457,688         619,950
  Convertible notes payable, current ...........................      1,866,192       1,305,361
  Convertible notes payable, line of credit ....................      3,072,755       3,585,281
  Accounts payable .............................................      2,364,903       2,458,772
  Accrued expenses, other ......................................        967,410       1,089,479
  Obligations under capital leases, current ....................        146,039         169,367
  Liabilities related to discontinued operations ...............      4,675,574       4,682,022
                                                                   ------------    ------------
     Total current liabilities .................................     14,300,619      14,746,613
  Notes payable, related parties, non-current portion ..........        699,320         699,320
  Notes payable, non-current portion ...........................      2,109,550       2,237,044
  Convertible notes payable, non-current portion ...............      1,516,767       1,802,896
  Obligations under capital leases, non-current portion ........      1,354,103       1,369,192
  Deferred gain on sale leaseback transaction ..................        370,522         379,633
  Liabilities related to discontinued operations ...............        568,659         571,425
                                                                   ------------    ------------
     Total liabilities .........................................     20,919,540      21,806,123
                                                                   ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none outstanding ...............................             --              --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 19,225,352 shares issued and outstanding
    at December 31, 2005 and September 30, 2005 ................        192,253         192,253
  Additional paid-in capital ...................................     34,853,599      34,853,599
  Accumulated deficit ..........................................    (45,138,348)    (43,732,023)
                                                                   ------------    ------------
     Total stockholders' deficit ...............................    (10,092,496)     (8,686,171)
                                                                   ------------    ------------
                                                                   $ 10,827,044    $ 13,119,952
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                              Three Months Ended
                                                                 December 31,
                                                             2005            2004
                                                         ------------    ------------
Net sales ............................................   $  5,111,861    $  5,167,645
Cost of sales ........................................      3,793,195       4,431,753
                                                         ------------    ------------
Gross profit .........................................      1,318,666         735,892
Operating expenses:
   Selling, general and administrative ...............      1,004,643         855,187
                                                         ------------    ------------
Operating income (loss) from continuing operations ...        314,023        (119,295)
                                                         ------------    ------------
Other income (expense):
   Interest and financing costs, net .................       (951,473)       (323,874)
   Other, net ........................................        (22,585)         (1,823)
                                                         ------------    ------------
     Other (expense), net ............................       (974,058)       (325,697)
                                                         ------------    ------------
Loss from continuing operations before income taxes ..       (660,035)       (444,992)
Provision for income taxes ...........................             --        (270,000)
                                                         ------------    ------------
Loss from continuing operations ......................       (660,035)       (714,992)
                                                         ------------    ------------
Discontinued operations:
   Loss on disposal of discontinued operations .......         (8,818)             --
   Loss from discontinued operations .................       (737,472)     (1,089,845)
                                                         ------------    ------------
                                                             (746,290)     (1,089,845)
                                                         ------------    ------------
Net  loss ............................................   $ (1,406,325)   $ (1,804,837)
                                                         ============    ============

Loss from continuing operations per share - basic ....   $      (0.03)   $      (0.04)
Loss on disposal of discontinued operations
  per share - basic ..................................             --              --
Loss from discontinued operations per share - basic ..          (0.04)          (0.05)
                                                         ------------    ------------
Net loss per share - basic ...........................   $      (0.07)   $      (0.09)
                                                         ============    ============

Weighted average shares outstanding ..................     19,225,352      19,106,195
                                                         ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                      Three Months Ended December 31, 2005

                                                               Additional
                                          Common Stock           Paid In       Accumulated
                                        Shares      Amount       Capital         Deficit           Total
                                      ----------   --------    -----------    ------------     ------------
Balance, September 30, 2005 .......   19,225,352   $192,253    $34,853,599    $(43,732,023)    $ (8,686,171)
Net loss for the three months
   ended December 31, 2005 ........           --         --             --      (1,406,325)      (1,406,325)
                                      ----------   --------    -----------    ------------     ------------
Balance, December  31, 2005 .......   19,225,352   $192,253    $34,853,599    $(45,138,348)    $(10,092,496)
                                      ==========   ========    ===========    ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                      Three Months Ended
                                                                         December 31,
                                                                      2005          2004
                                                                  -----------    -----------

Cash flows from operating activities:
   Net loss ...................................................   $(1,406,325)   $(1,804,837)
Adjustments to reconcile net income to net cash provided by
operating activities:
   Increase in valuation allowance on deferred tax asset ......            --        270,000
   Loss on disposal of property, plant and equipment ..........        55,806         17,321
   Depreciation ...............................................       405,818        576,402
   Amortization of non-cash financing costs ...................       654,847         91,930
   Amortization of customer relationships .....................         3,699         13,096
   Gain on sale leaseback .....................................        (9,111)       (12,148)
   Decrease (increase) in assets:
     Accounts receivable ......................................     1,615,741        623,150
     Product inventory ........................................      (181,379)       (50,002)
     Equipment held for sale ..................................        39,332             --
     Other current assets .....................................        45,980         38,265
     Other assets .............................................        12,053         (2,963)
   Increase (decrease) in liabilities:
     Accounts payable .........................................       (22,905)     1,019,245
     Accrued expenses and other ...............................      (169,183)       (98,030)
                                                                  -----------    -----------
        Net cash provided by operating activities .............     1,044,373        681,429
                                                                  -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment .........................       (46,754)      (756,487)
   Proceeds from the sale of property and equipment ...........        60,000             --
                                                                  -----------    -----------
      Net cash provided by (used for) investing activities ....        13,246       (756,487)
                                                                  -----------    -----------
Cash flows from financing activities:
   (Increase) in deferred financing costs .....................            --        (13,170)
   Net payments under line of credit ..........................      (162,262)      (100,050)
   Proceeds from notes payable ................................            --         36,000
   Repayment of notes payable .................................      (246,882)      (230,887)
   Repayment of convertible notes payable .....................      (125,000)      (125,000)
   Net (payments) advances on convertible notes payable,
     line of credit ...........................................      (705,229)       373,191
   Principal payments on obligations under capital leases .....       (54,020)       (77,801)
                                                                  -----------    -----------
      Net cash used for  financing activities .................    (1,293,393)      (137,717)
                                                                  -----------    -----------
Net (decrease) in cash and cash equivalents ...................      (235,774)      (212,775)
Cash and cash equivalents at beginning of period including
  $108,724 and $247, respectively, of cash related to
  discontinued operations .....................................       365,216        509,787
                                                                  -----------    -----------
Cash and cash equivalents at end of period, including $9,922 and $193, respectively, of cash related to
  discontinued operations .....................................   $   129,442    $   297,012
                                                                  ===========    ===========

  Supplemental cash flow information:
  Shares issued to acquire exclusive purchase option ..........   $        --    $   200,000
  Interest paid ...............................................       304,921        320,967
  Taxes paid ..................................................            --          4,227

  See accompanying notes to unaudited interim consolidated financial statements

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

1.    Business

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

      The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2005 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made are adequate to make the information presented not misleading, the results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made. Certain reclassifications have been made to the 2005 interim consolidated financial statements to conform to the current period presentation.

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

Nature of Operations, Risks, and Uncertainties

      As of December 31, 2005, we had $119,520 in cash and cash equivalents and a working capital deficiency of $9,977,341. We understand our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. We are presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance, however, that we will be successful in refinancing at favorable terms, if at all. Additionally, we must successfully appeal a determination made by the American Stock Exchange on April 25, 2006 to delist our common stock. We filed our request for a hearing on April 28, 2006. Pursuant to the Exchange's Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital. (See Note 11) The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our liquidity has been significantly and adversely affected by continued operating losses at our Southeastern operations. The divestiture of our Tennessee operation in September 2005 eliminated continued operating losses which aggregated approximately $1.8 million during the fiscal year ended September 30, 2005. In addition, during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary which during the fiscal year ended September 30, 2005 incurred an operating loss of approximately $3.4 million. During the quarter ended March 31, 2006, we completed the sale of substantially all Georgia operating assets to two separate parties and received $405,000 in aggregate cash.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

2.    Basis of Presentation - (Continued)

      The aggregate net loss (including losses from operations and losses on disposal) associated with the discontinued operations of our Georgia subsidiary included in the results for the three months ended December 31, 2005 was approximately $746,000 or 53% of our total loss for the quarter. The aggregate net losses associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the fiscal quarter ended December 31, 2004 was approximately $1,090,000 or approximately 60% of our total loss for that period. The total net loss, including losses from operations and losses on disposal associated with these subsidiaries during the fiscal year ended September 30, 2005 was approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and California locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to our business. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) during fiscal 2005 and a 13% increase during the three months ended December 31, 2005 as compared to the same period during fiscal 2004. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and the three months ended December 31, 2005, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 but no material change during the quarter ended December 31, 2005. We continue to experience strong demand for our end products.

3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2005 and 2004, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4.    Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, management determined it to be in the best interest of our company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state by an undercapitalized subsidiary, necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

4.    Discontinued Operations - (Continued)

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three months ended December 31, 2004 were $353,402.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5). The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the quarters ended December 30, 2005 and 2004 were $746,290 and $736,443, respectively. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

      On February 17, 2006, we entered into an Asset Purchase Agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES") a leading crumb rubber processor in the United States. Under the agreement, we sold and assigned to TIRES certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES agreed to assume all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. As additional consideration, TIRES agreed to terminate several material supply and equipment lease agreements as well as terminating a December 2005 letter of intent between GreenMan and TIRES containing an exclusive option to acquire certain operating assets of TIRES (see Note 5).

      On March 1, 2006, we entered into an Asset Purchase Agreement with MTR of Georgia, Inc. ("MTR") a company co-owned by a former employee. Under the agreement, we sold and assigned to MTR certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and certain intangible assets. MTR agreed to assume all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia (see
Note 5). We received $250,000 from MTR for these assets. As additional consideration, MTR has agreed to assume financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the close.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      The major classes of assets and liabilities associated with discontinued operations were:

                                                   December 31,    September 30,
                                                       2005            2005
                                                   ------------    -------------
Assets related to discontinued operations:
  Cash .........................................    $    9,922      $  108,724
  Accounts receivable, net .....................       343,837       1,153,269
  Equipment held for resale ....................       500,000         539,332
  Other current assets .........................       243,327         236,288
                                                    ----------      ----------
    Total assets related to discontinued
      operations ...............................    $1,097,086      $2,037,613
                                                    ==========      ==========

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

4.    Discontinued Operations - (Continued)

                                                     December 31,  September 30,
                                                         2005         2005
                                                      ----------    ----------
Liabilities related to discontinued operations:
  Accounts payable ...............................    $3,137,562    $3,066,596
  Notes payable, current .........................       405,625       435,926
  Accrued expenses, other ........................       713,518       707,706
  Capital leases, current ........................       326,794       326,794
  Lease payable, current .........................        92,075       145,000
                                                      ----------    ----------
    Total current ................................     4,675,574     4,682,022
  Notes payable, non-current .....................        13,659        16,425
  Lease payable, non-current .....................       555,000       555,000
                                                      ----------    ----------
    Total non-current ............................       568,659       571,425
                                                      ----------    ----------
    Total liabilities related to discontinued
      operations .................................    $5,244,233    $5,253,447
                                                      ==========    ==========

Net sales and (loss) from discontinued operations were as follows:

                                           Three Months Ended    Three Months Ended
                                            December 31, 2005     December 31, 2004
                                            -----------------     -----------------
Net sales from discontinued operations ....     $ 329,355            $ 2,855,330
(Loss) from discontinued operations .......      (746,290)            (1,089,845)

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            December 31,     September 30,     Estimated
                                                2005             2005         Useful Lives
                                           -------------    --------------    -------------
Land ................................      $         --     $         --
Buildings and improvements ..........         1,757,074        1,749,907      10 - 20 years
Machinery and equipment .............         7,096,702        7,401,613       5 - 10 years
Furniture and fixtures ..............           201,932          199,934       3 - 5 years
Motor vehicles ......................         3,588,665        3,598,098       3 - 10 years
Construction in process .............            65,350           42,638
                                           ------------     ------------
                                             12,709,724       12,992,190
Less accumulated deprecation and
  amortization ......................        (6,826,737)      (6,649,938)
                                           ------------     ------------
Property, plant and equipment, net ..      $  5,882,986     $  6,342,252
                                           ============     ============

      On February 28, 2006, we amended our Georgia lease agreement whereby we obtained the right to terminate the original lease, which had a remaining term of approximately fifteen years, by providing the landlord with six months notice. In the event of such termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. (See Note 4)

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

6.    Acquisition Deposit

      In August 2004, we executed a non-binding letter of intent and escrow agreement with TIRES. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES (the "Equipment Leases"), (2) entered a material supply agreement (the "MSA") and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

      We also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade it's existing crumb rubber production capacity and have used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 had been capitalized and was being amortized over the lease terms which ranged from 48 to 60 months. The remaining balance of $205,306 was written off as a cost of disposal of discontinued operations at September 30, 2005.

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

7.    Notes Payable/Credit Facilities

Republic Services of Georgia

      On May 6, 2002 we issued Republic Services of Georgia, LP ("RSLP") a $743,750 10% promissory note due in March 2007. On July 31, 2005, RSLP agreed to defer all interest and principal payments due, including nine existing past-due payments totaling $76,042 through June 2006 at which time all past due interest and principal payments under the May 6, 2002 promissory note will be incorporated into an a new 10% promissory note, payable in 48 monthly installments commencing July 2006. At December 31, 2005 the unpaid principal and interest amounted to $733,700.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

7.    Notes Payable/Credit Facilities - (Continued)

First American Credit Facility

     On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $33,425 and is secured with all Iowa assets. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1%. At December 31, 2005, the outstanding principal balance amounted to $1,077,292.

     On February 10, 2005, First American renewed our working capital line until February 10, 2006 (subsequently extended to June 15, 2006) and increased our maximum availability under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005.

Laurus Credit Facility

     On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd. ("Laurus"), consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note. At closing, we borrowed $2 million under the line of credit and $4 million under the term loan. We used the proceeds to repay certain existing debt obligations, financing costs relating to this transaction, and general working capital. On March 22, 2005, the credit facility was amended to (1) permit us to maintain overradvances of up to $2,000,000 under the line of credit through December 31, 2005 (subsequently extended to May 31, 2006); (2) defer certain principal payments on the term note as described below; and (3) reduce the conversion price on the minimum borrowing note and term note as described below.

     The line of credit has a three-year term and requires us to maintain a minimum borrowing of $1,000,000. Advances generally bear interest at the prime rate plus 1.0% (8.25% at December 31, 2005), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Amounts advanced under the line are limited to 90% of accounts receivable and 50% of finished goods inventory as defined, subject to certain limitations. Until May 31, 2006 however, we will be permitted to maintain overadvances of up to $2,000,000 under the line of credit. In the event that our outstanding overadvances exceed $2,000,000, or if any overadvance remains outstanding on or after June 1, 2006, the excess or overdue overadvance will bear interest, in addition to that otherwise required, at a rate equal to 2% per month. At December 31, 2005, amounts outstanding under the line amounted to $3,561,338, including permitted overadvances of $1,980,250.

     Subject to certain limitations, Laurus has the option to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $0.79 (85% of the average closing price of our common stock for the five days immediately preceding March 22, 2005). Each subsequent $1,000,000 of borrowings will be convertible at the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increment. As a result of the reduction in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded a beneficial conversion feature of $598,717. The discount was recorded as additional paid-in-capital and was amortized to interest expense through December 31, 2005.

     The term note also has a three-year term and bears interest at the greater of prime rate plus 1.0% or 5.0% (8.25% at December 31, 2005), payable monthly. Monthly principal payments of $125,000 over the term of the loan commenced on November 1, 2004; however, the terms of the March 22, 2005 amendment deferred the principal payments otherwise due from December 1, 2004 through June 30, 2005, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. In addition, Laurus has agreed to defer principal payments otherwise due from November 1, 2005 through May 1, 2006, which will be payable in full at maturity.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

7.    Notes Payable/Credit Facility - (Continued)

      Laurus has the option to convert some or all of the note's principal and interest payments into common stock at a revised fixed conversion price of $.79 on the first $1,000,000 of borrowings, and $.93 on the remaining amounts. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price. As a result of the change in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded an additional beneficial conversion feature of $1,485,594 on the term note. The additional discount amount was recorded as paid-in-capital with the portion attributed to the first $1,000,000 of borrowings, $567,429 which was amortized to interest expense through December 31, 2005 and the remaining balance of $918,165 amortized over the remaining term of the note or ratably upon any partial conversion.

      On July 20, 2005, we issued an additional $1 million convertible term note to Laurus. The note matures on June 30, 2007 and bears interest at the prime rate plus 1.75% (9% at December 31, 2005), payable monthly commencing August 1, 2005. Monthly principal payments of $58,823.53 over the term of the loan commenced on February 1, 2006. Laurus subsequently agreed to defer the principal payments otherwise due from February 1, 2006 through May 1, 2006, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005).

      In connection with this term note, we also issued Laurus an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, was immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Net proceeds received from issuance of the tern note amounted to $955,000 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $393,939 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $446,738. The beneficial conversion amount was recorded as paid in capital and will be amortized to interest expense along with the debt conversion discount over the two year term of the note or ratably upon any partial conversion. The terms of the note are substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

      The conversion price applicable to each of the notes and the exercise price of each of the warrants was previously subject to downward adjustment on a "full ratchet" basis, if with certain exceptions, we issued shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. On April 8, 2006, Laurus agreed to retroactively eliminate their rights to enforce these provisions

      Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of any monetary judgment or similar final process against us for more than $50,000 that remain unvacated, unbonded or unstayed for a period of 30 business days; (vi) suspensions of trading of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days (see Note 11); (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default. As of December 31, 2005, we were in default of several covenants of the notes and agreements. These defaults have been waived by Laurus.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

8.    Notes Payable - Related Party

      In November 2000, we borrowed $200,000 from a director. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. Subsequently, the director agreed to extend the maturity date of each note several times and in June 2005, agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility (See Note 7) have been repaid or June 30, 2007.

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into the April 2004 private placement of investment units and each received 113,636 units in these transactions. At December 31, 2005, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. (See Note 7).

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. At December 31, 2005, the remaining balance due on this note amounted to $99,320.

      For the three months ended December 31, 2005 and 2004, interest expense on notes payable to related parties amounted to $20,980 for each period. Accrued interest payable amounted to $119,718 at December 31, 2005.

9.    Litigation

      As of May 1, 2006, approximately 16 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.6 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of May 1, 2006, 3 of these vendors had secured judgments in their favor for an aggregate of approximately $250,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

10.   Stock Options

      We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in the 2005 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Beginning on October 1, 2006, the Company will adopt SFAS No. 123(R) "Share-based Payment" and apply the required fair value methodology to all stock option and equity award plans.

      The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS No. 123, had been applied:

                                                 Three Months Ended    Three Months Ended
                                                  December 31, 2005     December 31,2004
                                                  -----------------     ----------------

Net loss as reported ..........................      $(1,406,325)         $(1,804,837)
Add: Compensation recognized under APB No.25 ..               --                   --
Less: Compensation recognized under FAS 123 ...           (8,149)             (25,997)
                                                     -----------          -----------
Pro forma net loss ............................      $(1,414,474)         $(1,830,834)
                                                     ===========          ===========

Net loss per share:
   Basic and diluted- as reported .............      $     (0.07)         $     (0.09)
                                                     ===========          ===========
   Basic and diluted - pro forma ..............      $     (0.07)         $     (0.10)
                                                     ===========          ===========

11.   Stockholders' Equity

American Stock Exchange Notices

      As previously disclosed, on January 5, 2006 we were notified by the American Stock Exchange indicating we were not in compliance with the Exchange's requirements for continued listing as set forth in Sections 134 and 1101 of the Exchange's Company Guide (the "Company Guide") with respect to our failure to file our Annual Report on Form 10-KSB for the year ended September 30, 2005 with the Securities and Exchange Commission. In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by January 19, 2006 advising the Exchange of action we have taken, or will take, that would bring our company into compliance with Sections 134 and 1101 of the Company Guide by no later than March 20, 2006. On February 2, 2006, we were notified that the Exchange had accepted our compliance plan and had granted us an extension of time through March 20, 2006 to regain compliance with the continued listing standards. We filed our Annual Report on April 20, 2006.

      On February 14, 2006, we were notified by the Exchange that we are not in compliance with the Exchange's requirements for continued listing set forth in
Section 1003(a)(i) of the Company Guide because we did not meet the $2,000,000 shareholders' equity requirement and because we reported losses from continuing operations and/or net losses in two out of our three most recent fiscal years. In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by March 14, 2006 advising the Exchange of action we have taken, or will take, that would bring us into compliance no later than February 14, 2007.

      On February 17, 2006 we were notified by the Exchange indicating we were not in compliance with the Exchange's requirements for continued listing as set forth in Sections 134 and 1101 of the Company Guide with respect to our failure to file our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005 with the Securities and Exchange Commission. In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by March 3, 2006 advising the Exchange of action we have taken, or will take, that would bring our company into compliance with Sections 134 and 1101 of the Company Guide by no later than April 6, 2006. Although we had made progress toward compliance by April 6, 2006, we did not file our Quarterly Report by that date.

      On April 25, 2006 we were notified by the Exchange indicating its intention to initiate proceedings to delist our common stock. The notice indicated we failed to comply with Sections 134, 610, 1003 and 1101 of the

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2005 and 2004
                                   (Unaudited)

11.   Stockholders' Equity - (Continued)

Company Guide as noted in the Exchange's February 14th and February 17th notices describe above. In addition, the April 25th notice indicated that based on a subsequent review of our Form 10-KSB for the fiscal year ended September 30, 2005, we are not in compliance with the Exchange's requirements for continued listing set forth in Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders' equity in excess of $4,000,000 if it has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years. The Exchange's recent notice also indicates we are not in compliance with Section 610(b) of the Company Guide, which requires a company that has received an audit opinion containing a going concern qualification to make a public announcement through the news media disclosing the receipt of such qualified opinion.

      We are entitled to appeal the Exchange's determination to initiate delisting proceedings, and, on April 28, 2006, we filed such appeal and request for a hearing before a committee of the Exchange. Pursuant to the Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital. (See Note 2.)

12.   Income Taxes

      Based on continued operating losses, we determined the near-term realizability of our deferred tax asset to be uncertain and accordingly increased the valuation allowance by $270,000 during the quarter ended December 31, 2004.

13.   Subsequent Events

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

      We entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen will receive a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. The agreement may be terminated without cause on thirty days' notice but provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. The agreement also provides for incentive compensation based on the attainment of certain financial and non-financial goals. Mr. Jensen will receive a relocation allowance of up to $25,000 and a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under the 2005 Stock Option Plan to purchase 500,000 shares of the our common stock, par value $.01 per share, with an exercise price of $.28 per share which was the closing price of our stock on the date of grant. In addition, upon signing of his employment agreement, Mr. Jensen agreed to purchase 500,000 unregistered shares of our common stock at $.28 per share which was the closing bid price of the common stock on the date the agreement was executed. In conjunction with Mr. Davis's resignation, we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $260,000 pursuant to certain contractual obligations.

      During the period of January to March 2006, a director loaned us $125,000 under the terms of two unsecured promissory notes which bear interest at 10% per annum with interest and principal due June 30, 2006. On April 12, 2006, this director converted $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion.

Item 2. Management's Discussion and Analysis or Plan of Operations

      The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2005.

Results of Operations

Three Months ended December 31, 2005 Compared to the Three Months ended December 31, 2004

      Net sales from continuing operations for the three months ended December 31, 2005 were $5,111,861, a 1% decrease, compared to last year's net sales from continuing operations of $5,167,645. Our continuing operations processed approximately 4.0 million passenger tire equivalents during the three months ended December 31, 2005, compared to approximately 4.6 million passenger tire equivalents during the three months ended December 31, 2004. The slight decrease in revenue was attributable to a 13% decrease in inbound scrap tires volume and a 1% decrease in overall product revenue which was offset by a 13% increase in overall tipping fees per passenger tire. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume growth rate, they have positively impacted our overall tipping fee revenue and will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the three months ended December 31, 2005 was $1,318,666 or 26% of net sales, compared to $735,892 or 14% of net sales for three months ended December 31, 2004. Our cost of sales decreased $638,558 or 14% primarily due to decreased collection and processing costs associated with lower inbound volume and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the three months ended December 31, 2005 increased $149,456 to $1,004,643 or 20% of net sales, compared to $855,187 or 17% of net sales for the three months ended December 31, 2004. The increase was primarily attributable to increased outside professional expenses and insurance.

      As a result of the foregoing, we had operating income of $314,023 for the three months ended December 31, 2005 as compared to an operating loss of $119,295 for the three months ended December 31, 2004.

      Interest and financing costs for the three months ended December 31, 2005 increased $627,599 to $951,473 (including $656,271 of non-cash deferred financing costs), compared to $343,874 (including $91,930 of non-cash deferred financing costs) during the three months ended December 31, 2004. The increase is primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility and an increase in borrowing rates.

      Based on the magnitude of our fiscal 2005 losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be uncertain and therefore have provided a valuation allowance on the entire amount during the three months ended December 31, 2004.

      As a result of the foregoing, our net loss from continuing operations for the three months ended December 31, 2005 decreased $54,957 to $660,035 or $.03 per basic share, compared to a net loss of $714,992 or $.04 per basic share for the three months ended December 31, 2004. The $746,290 loss from discontinued operations for the three months ended December 31, 2005 relates primarily to the costs of exit activities associated with our Georgia operations. The loss from discontinued operations for the three months ended December 31, 2004 includes $736,443 associated with our Georgia operations and $353,402 associated with our Tennessee operations.

      Our net loss for the three months ended December 31, 2005 decreased $398,512 to $1,406,325 as compared to a net loss of $1,804,837 for the three months ended December 31, 2004.

Liquidity and Capital Resources

      As of December 31, 2005, we had $119,520 in cash and cash equivalents and a working capital deficiency of $9,977,341. Our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis.

      The Consolidated Statements of Cash Flows reflect events in fiscal 2006 and 2005 as they affect our liquidity. During the three months ended December 31, 2005, net cash provided by operating activities was $1,044,373. While our net loss was $1,406,325 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,064,364 of depreciation and amortization, $55,806 of non-cash net loss on disposal of fixed assets and a decrease in accounts receivable of $1,615,741 which offset a net decrease in accounts payable and accrued expense of $192,088 in aggregate.

      During the three months ended December 31, 2004, net cash provided by operating activities was $681,429. While our net loss was $1,804,837 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $681,428 of depreciation and amortization, $270,000 associated with an increase to the valuation allowance for deferred taxes (non-cash) and a decrease in accounts receivable of $623,150 and an net increase in accounts payable and accrued expense of $921,215 in aggregate.

      Net cash provided by investing activities was immaterial for the three months ended December 31, 2005. The net cash used by investing activities for the three months ended December 31, 2004 was $756,487 reflecting the purchase of equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash used for financing activities was $1,293,393 during the three months ended December 31, 2005 reflecting the use of cash generated from operations to pay down our working capital lines of credit by $868,914 in addition to reducing notes payable by $371,882 in aggregate. Net cash used for financing activities was $137,717 during the three months ended December 31, 2004.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a significant working capital deficiency at December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, management determined it to be in the best interest of company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state by an undercapitalized subsidiary, necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three months ended December 31, 2004 were $353,402.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5 to the Interim Consolidated Financial Statements). The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the quarters ended December 30, 2005 and 2004 were $746,290 and $736,443, respectively. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

      On February 17, 2006, we entered into an Asset Purchase Agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Under the agreement, we sold and assigned to TIRES certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES agreed to assume all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. (see Note 6 to the Interim Consolidated Financial Statements).

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

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

Credit Facility Refinancing

      On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd., ("Laurus") consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note loan. At closing, we borrowed $4 million under the term loan and $2 million under the line of credit, and used approximately $1,860,000 of the proceeds to repay the outstanding indebtedness under our prior credit facility and approximately $1,070,000 to repay in full the indebtedness due Cryopolymers Leasing. Additional proceeds of the financing were used to increase working capital and to pay certain costs and fees associated with this transaction including a $425,000 placement fee paid to our investment bank. On March 22, 2005, the credit facility was amended to permit us to maintain overadvances of up to $2,000,000 under the line of credit through December 31, 2005 (subsequently extended to May 31, 2006). In addition, the price at which the minimum borrowing note and term loan are convertible into our common stock were adjusted (see Note 7 to the Interim Consolidated Financial Statements of interim financial statements). As of December 31, 2005, our overadvance was $1,980,250.

      On July 20, 2005, we issued a $1 million convertible term note to Laurus. The note matures on June 30, 2007 and bears interest at the prime rate plus 1.75% (9% at December 31, 2005), payable monthly commencing August 1, 2005. Monthly principal payments of $58,823.53 over the term of the loan commence on February 1, 2006. Laurus subsequently agreed to defer the principal payments otherwise due from February 1, 2006 through May 1, 2006, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005).

      On February 10, 2005, First American renewed our working capital line until February 10, 2006 (subsequently extended to June 15, 2006) and increased our maximum availability under the line of credit to $800,000. In addition, First American agreed to increase our overall maximum availability by an additional $350,000 to $1,150,000 through June 10, 2005 to coincide with the performance of a significant scrap tire cleanup project which was completed in April 2005.

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

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. At December 31, 2005, the remaining balance on these advances amounted to $699,320.

   Operating Performance Enhancements

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at an annual cost exceeding $1,000,000 in prior years. During the past several years we have purchased secondary equipment for our Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also significantly reduced our residual disposal costs.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past thirteen consecutive quarters and will need additional working capital, which if not received, may force us to curtail operations.

      We have incurred substantial losses from operations over the past 13 quarters. As of December 31, 2005, we had $119,520 in cash and cash equivalents and a working capital deficiency of $9,977,341. These factors raise substantial doubt about our ability to continue as a going concern. We understand our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. We are presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance however, that we will be successful in refinancing at favorable terms, if at all.

      Our liquidity has been significantly and adversely affected by continued operating losses at our Southeastern operations. The divestiture of our Tennessee operation in September 2005 eliminated continued operating losses which aggregated approximately $1.8 million during the fiscal year ended September 30, 2005. In addition, during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary which during the fiscal year ended September 30, 2005 incurred an operating loss of approximately $3.4 million. During the quarter ended March 31, 2006, we completed the sale of substantially all Georgia operating assets to two separate parties and received $405,000 in aggregate cash.

      The aggregate net loss (including losses from operations and losses on disposal) associated with the discontinued operations of our Georgia subsidiary included in the results for the three months ended December 31, 2005 was approximately $746,000 or 53% of our total loss for the quarter. The aggregate net losses associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the fiscal quarter ended December 31, 2004 was approximately $1,090,000 or approximately 60% of our total loss for that period. The total net loss, including losses from operations and losses on disposal associated with these subsidiaries during the fiscal year ended September 30, 2005 was approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and California locations, as well as consolidating our Wisconsin location into our Minnesota operating during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to the corporation and we will continue to make the necessary decisions to ensure the continued viability of GreenMan. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) during fiscal 2005 and a 13% increase during the three months ended December 31, 2005 as compared to each respective period during fiscal 2004. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and the three months ended December 31, 2005, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005. We continue to experience strong demand for our end products.

The American Stock Exchange has initiated proceedings to delist our common stock.

      On April 25, 2006, we received a notice from the American Stock Exchange (the "Exchange") stating that the Exchange intends to initiate proceedings to delist the Registrant's common stock. The notice indicates that we failed to comply with Sections 134, 610, 1003(f)(iii) and 1101 of the Exchange's Company Guide (the "Company Guide"). We are entitled to appeal the determination to initiate delisting proceedings and filed our request for a hearing on April 28, 2006. Pursuant to the Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes.

      On June 30, 2004, we entered into a $9 million credit facility with Laurus pursuant to secured promissory notes and related agreements which were amended on March 22, 2005 to provide, amount other things, the ability for us to maintain overadvances of up to $2 million. On July 20, 2005, we borrowed an additional $1 million from Laurus pursuant to a convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

      In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations. As of December 31, 2005, we were in default of several covenants of the notes and agreements. These defaults have been waived by Laurus.

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

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we have been adversely affected by significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates have had a negative effect on our financial performance.

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

     Our common stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our common stock may be highly volatile. Additionally, the market price of our common stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

      o any decision by the American Stock Exchange to delist our common stock (see The American Stock Exchange has initiated proceedings to delist our common stock, above).

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

      As of December 31, 2005, we have options and warrants to purchase approximately 8,622,030 shares of common stock outstanding in addition to $7,936,338 of convertible promissory notes. The principal amounts of these notes are convertible into approximately 10,900,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of December 31, 2005, approximately 13 million shares of our common stock were eligible for sale in the public market. This represents approximately 68 percent of our outstanding shares of common stock. After the effective date of the additional registration statement we are required to file with respect to the Laurus credit facility approximately 23,900,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 31 percent of our outstanding common stock as of December 31, 2005. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6. Exhibits

      (a)   Exhibits

                 31.1(1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

                 31.2(1) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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

                                         By: GreenMan Technologies, Inc.


Date: May 11, 2006                           /s/ Lyle Jensen
                                             ---------------
                                             Lyle Jensen
                                             Chief Executive Officer


                                         By: GreenMan Technologies, Inc.


Date: May 11, 2006                           /s/ Charles E. Coppa
                                             --------------------
                                             Chief Financial Officer, Treasurer,
                                             Secretary