Form 10QSB
period 2006-03-31
GREENMAN TECHNOLOGIES INC
filed 2006-05-23
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 2006

                         Commission File Number: 1-13776


                           GREENMAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


        Delaware                                           71-0724248
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                           7 Kimball Lane, Building A
                         Lynnfield, Massachusetts 01940
          (Address of principal executive offices, including zip code)

                                 (781) 224-2411
                (Issuer's telephone number, including area code)


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

                                 |_| YES |X| NO


There were 19,998,387 shares outstanding of the issuer's Common Stock, $0.01 par value, at May 22, 2006.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2006

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.      Financial Statements (*)

             Unaudited Consolidated Balance Sheets as of  March 31, 2006
             and September 30, 2005                                            3

             Unaudited Consolidated  Statements of Operations for the three
             and six months ended March 31, 2006 and 2005                      4

             Unaudited Consolidated Statement of Changes in Stockholders'
             Deficit for the six months ended March 31, 2006                   5

             Unaudited Consolidated Statements of Cash Flows for the six
             months ended March 31, 2006 and 2005                              6

             Notes to Interim Unaudited Consolidated Financial Statements   7-16

Item  2.     Management's Discussion and Analysis or Plan of Operation     17-26

Item  3.     Controls and Procedures                                          26

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 27

             Signatures                                                       28

* The financial information at September 30, 2005 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                 March 31,     September 30,
                                                                                   2006            2005
                                                                               ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $    212,590    $    256,492
   Accounts receivable, trade, less allowance for doubtful accounts
     of $296,341 and $219,354 as of March 31, 2006 and September 30, 2005 ..      1,705,016       2,968,766
   Product inventory .......................................................        610,538         173,043
   Other current assets ....................................................        616,897         642,813
   Assets related to discontinued operations ...............................         69,164       2,037,613
                                                                               ------------    ------------
        Total current assets ...............................................      3,214,205       6,078,727
                                                                               ------------    ------------
Property, plant and equipment, net .........................................      5,814,177       6,342,252
                                                                               ------------    ------------
Other assets:
   Deferred loan costs .....................................................        305,272         430,158
   Customer relationship intangibles, net ..................................        199,055         206,455
   Other ...................................................................         50,255          62,360
                                                                               ------------    ------------
        Total other assets .................................................        554,582         698,973
                                                                               ------------    ------------
                                                                               $  9,582,964    $ 13,119,952
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable, current ..................................................   $    609,702    $    836,381
   Notes payable, line of credit ...........................................        447,740         619,950
   Convertible notes payable, current ......................................      2,451,360       1,305,361
   Notes payable, related parties, current .................................        125,000              --
   Convertible notes payable, line of credit ...............................      3,326,825       3,585,281
   Accounts payable ........................................................      2,501,969       2,458,772
   Accrued expenses, other .................................................      1,098,254       1,089,479
   Obligations under capital leases, current ...............................        136,164         169,367
   Liabilities related to discontinued operations ..........................      4,091,112       4,682,022
                                                                               ------------    ------------
        Total current liabilities ..........................................     14,788,126      14,746,613
   Notes payable, related parties, non-current portion .....................        699,320         699,320
   Notes payable, non-current portion ......................................      2,060,951       2,237,044
   Convertible notes payable, non-current portion ..........................      1,161,078       1,802,896
   Obligations under capital leases, non-current portion ...................      1,319,119       1,369,192
   Deferred gain on sale leaseback transaction .............................        361,411         379,633
   Liabilities related to discontinued operations ..........................        565,956         571,425
                                                                               ------------    ------------
        Total liabilities ..................................................     20,955,961      21,806,123
                                                                               ------------    ------------
Stockholders' deficit:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized, none
     outstanding ...........................................................             --              --
   Common stock, $.01 par value, 40,000,000 shares authorized,
     19,225,352 shares issued and outstanding at March 31, 2006 and
     September 30, 2005 ....................................................        192,253         192,253
   Additional paid-in capital ..............................................     34,853,599      34,853,599
   Accumulated deficit .....................................................    (46,418,849)    (43,732,023)
                                                                               ------------    ------------
        Total stockholders'deficit .........................................    (11,372,997)     (8,686,171)
                                                                               ------------    ------------
                                                                               $  9,582,964    $ 13,119,952
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                    Three Months Ended              Six Months Ended
                                                                March 31,        March 31,      March 31,       March 31,
                                                                  2006             2005           2006            2005
                                                              ------------    ------------    ------------    ------------
Net sales ................................................    $  3,911,225    $  4,692,590    $  9,023,086    $  9,882,618
Cost of sales ............................................       3,403,708       4,221,327       7,196,902       8,685,557
                                                              ------------    ------------    ------------    ------------
Gross profit .............................................         507,517         471,263       1,826,184       1,197,059
                                                              ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative ..................       1,029,893         885,845       2,034,536       1,741,032
    Impairment loss.......................................          35,901              --          35,901              --
                                                              ------------    ------------    ------------    ------------
                                                                 1,065,794         885,845       2,070,437       1,741,032
                                                              ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations                (558,277)       (414,582)       (244,253)       (543,973)
                                                              ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs .........................        (626,977)       (489,141)     (1,578,455)       (813,014)
    Other, net ...........................................         (82,963)        (99,710)       (105,544)       (101,534)
                                                              ------------    ------------    ------------    ------------
        Other (expense), net .............................        (709,940)       (588,851)     (1,683,999)       (914,548)
                                                              ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes             (1,268,217)     (1,003,433)     (1,928,252)     (1,458,521)

Provision for income taxes ...............................              --              --              --         270,000
                                                              ------------    ------------    ------------    ------------
Loss from continuing operations ..........................      (1,268,217)     (1,003,433)     (1,928,252)     (1,728,521)

Discontinued operations: .................................          17,043              --           8,225              --
    Gain on disposal of discontinued operations...........         (29,327)       (884,377)       (766,799)     (1,964,127)
                                                              ------------    ------------    ------------    ------------
    Loss from discontinued operations.....................         (12,284)       (884,377)       (758,574)     (1,964,127)
                                                              ------------    ------------    ------------    ------------
Net  loss.................................................    $ (1,280,501)   $ (1,887,810)   $ (2,686,826)   $ (3,692,648)
                                                              ============    ============    ============    ============

Loss from continuing operations per share - basic.........    $      (0.07)   $      (0.05)   $      (0.10)   $      (0.09)
Loss from discontinued operations per share - basic.......              --           (0.05)          (0.04)          (0.10)
                                                              ------------    ------------    ------------    ------------
Net loss per share - basic................................    $      (0.07)   $      (0.10)   $      (0.14)   $      (0.19)
                                                              ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted         19,225,352      19,200,352      19,225,352      19,152,756
                                                              ============    ============    ============    ============

      See accompanying notes to unaudited consolidatedfinancial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                         Six Months Ended March 31, 2006

                                                                     Additional
                                              Common Stock            Paid In        Accumulated
                                           Shares       Amount        Capital          Deficit           Total
                                         ----------------------    -------------   ---------------    ------------
Balance, September 30, 2005...........   19,225,352   $ 192,253    $ 34,853,599     $ (43,732,023)    $ (8,686,171)
Net loss for the six  months ended
  March 31, 2006......................           --          --              --        (2,686,826)      (2,686,826)
                                         ----------   ---------    ------------     -------------     ------------
Balance, March  31, 2006..............   19,225,352   $ 192,253    $ 34,853,599     $ (46,418,849)    $(11,372,997)
                                         ==========   =========    ============     =============     ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                       Six Months Ended March 31,
                                                                                          2006           2005
                                                                                       -----------    -----------
Cash flows from operating activities:
    Net loss ...................................................................       $(2,686,826)   $(3,692,648)
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in valuation allowance on deferred tax asset ......................                --        270,000
    Loss on disposal of property, plant and equipment ..........................           130,588         20,214
    Impairment loss ............................................................            35,901             --
    Depreciation ...............................................................           797,115      1,176,360
    Amortization of non-cash financing costs ...................................           963,747        349,668
    Amortization of customer relationships .....................................             7,400         12,217
    Gain on sale leaseback .....................................................           (18,222)       (24,836)
    Decrease (increase) in assets:
        Accounts receivable ....................................................         2,212,335        786,478
        Product inventory ......................................................          (437,495)      (277,066)
        Other current assets ...................................................           248,197         98,649
        Other assets ...........................................................            12,105        147,136
    Increase (decrease) in liabilities:
        Accounts payable .......................................................           174,152        664,090
        Accrued expenses and other .............................................          (435,886)       442,201
                                                                                       -----------    -----------
           Net cash provided by (used for) operating activities ................         1,003,111        (27,537)
                                                                                       -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment .........................................          (535,924)    (1,137,878)
    Proceeds from the sale of property and equipment ...........................           560,331        125,380
                                                                                       -----------    -----------
         Net cash provided by (used for) investing activities ..................            24,407     (1,012,498)
                                                                                       -----------    -----------
Cash flows from financing activities:
    (Increase) in deferred financing costs .....................................                --        (23,452)
    Net (payments) advances under line of credit ...............................          (172,210)       194,950
    Proceeds from notes payable ................................................            77,114         51,190
    Proceeds from notes payable, related party .................................           125,000             --
    Repayment of notes payable .................................................          (515,556)      (563,039)
    Repayment of convertible notes payable .....................................          (125,000)      (125,000)
    Net (payments) advances on convertible notes payable, line of credit .......          (468,140)     1,545,453
    Principal payments on obligations under capital leases .....................           (98,879)      (156,192)
                                                                                       -----------    -----------
         Net cash (used for) provided by financing activities ..................        (1,177,671)       923,910
                                                                                       -----------    -----------
Net (decrease) in cash and cash equivalents ....................................          (150,153)      (116,125)
Cash and cash equivalents at beginning of period including $108,724 and $247,
  respectively, of cash related to discontinued operations .....................           365,216        509,787
                                                                                       -----------    -----------
Cash and cash equivalents at end of period, including $2,473 and $1,650,
  respectively, of cash related to discontinued operations .....................       $   215,063    $   393,662
                                                                                       ===========    ===========
  Supplemental cash flow information:
  Shares issued to acquire exclusive purchase option ...........................       $        --    $   200,000
  Property, plant and equipment acquired under capital leases ..................            15,604         23,732
  Equipment acquired through transfer of deposits ..............................                --        247,874
  Accounts receivable offset with accounts receivable ..........................           152,000             --
  Accounts payable offset with proceeds on sale of discontinued operations .....           247,000             --
  Interest paid ................................................................           630,064        587,349
  Taxes paid ...................................................................                --          4,227

 See accompanying notes to unaudited interim consolidated financial statements

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

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

Nature of Operations, Risks, and Uncertainties

      As of March 31, 2006, we had $212,590 in cash and cash equivalents and a working capital deficiency of $11,573,921. We understand our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. We are presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance, however, that we will be successful in refinancing at favorable terms, if at all. Additionally, we must successfully appeal a determination made by the American Stock Exchange on April 25, 2006 to delist our common stock. We are scheduled for an appeal hearing on June 6, 2006. Pursuant to the Exchange's Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital. (See Note
11) The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

2.    Basis of Presentation - (Continued)

      The aggregate net loss (including losses from operations and losses on disposal) associated with the discontinued operations of our Georgia subsidiary included in the results for the three and six months ended March 31, 2006 were approximately $12,000 and $759,000, respectively or 28% of our total loss for the six months ended March 31, 2006. The aggregate net losses associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the three and six months ended March 31, 2005 were approximately $884,000 and $1,964,000, respectively or 47% and 53% of our total loss for the respective periods. The total net loss, including losses from operations and losses on disposal associated with these subsidiaries during the fiscal year ended September 30, 2005 was approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and California locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to our business. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2005 and an increase of 2% on a year to date basis during fiscal 2006 as compared to the same period during fiscal 2005. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and thus far during fiscal 2006, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 and a 2% increase on a year to date basis in fiscal 2006. We continue to experience strong demand for our end products.

3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2006 and 2005, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

4.    Discontinued Operations - (Continued)

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three and six months ended March 31, 2005 were approximately $441,000 and $762,000, respectively.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5). The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the three and six months ended March 31, 2006 were approximately $12,000 and $759,000, respectively, and $443,000 and $1,202,000, respectively for the three and six months ended March 31,2005. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

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

      The major classes of assets and liabilities associated with discontinued operations were:

                                                           March 31,  September 30,
                                                             2006         2005
                                                             ----         ----
Assets related to discontinued operations:
  Cash ................................................   $    2,473   $  108,724
  Accounts receivable, net ............................       52,686    1,153,269
  Equipment held for resale ...........................           --      539,332
  Other current assets ................................       14,005      236,288
                                                          ----------   ----------
     Total assets related to discontinued operations ..   $   69,164   $2,037,613
                                                          ==========   ==========

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

4.    Discontinued Operations - (Continued)

                                                                March 31,   September 30,
                                                                  2006           2005
                                                                  ----           ----
Liabilities related to discontinued operations:
  Accounts payable ........................................   $2,950,547      $3,066,596
  Notes payable, current ..................................      405,726         435,926
  Accrued expenses, other .................................      368,894         707,706
  Capital leases, current .................................      326,795         326,794
  Lease payable, current ..................................       39,150         145,000
                                                              ----------      ----------
    Total current .........................................    4,091,112       4,682,022
  Notes payable, non-current ..............................       10,956          16,425
  Lease payable, non-current ..............................      555,000         555,000
                                                              ----------      ----------
    Total non-current .....................................      565,956         571,425
                                                              ----------      ----------
    Total liabilities related to discontinued operations ..   $4,657,068      $5,253,447
                                                              ==========      ==========

Net sales and (loss) from discontinued operations were as follows:

                                                  Three Months Ended             Six Months Ended
                                               March 31,      March 31,       March 31,       March 31,
                                                 2006           2005            2006            2005
                                              -----------    -----------     ------------    ------------
Net sales from discontinued operations ....   $    14,363    $ 2,952,960    $   343,718    $ 5,808,290
(Loss) from discontinued operations .......       (12,284)      (884,377)      (758,574)    (1,964,127)

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                         March 31,      September 30,       Estimated
                                           2006              2005          Useful Lives
                                        ------------    ------------       -------------
Buildings and improvements ..........   $  1,731,279    $  1,749,907       10 - 20 years
Machinery and equipment .............      6,993,178       7,401,613        5 - 10 years
Furniture and fixtures ..............        200,152         199,934        3 - 5 years
Motor vehicles ......................      3,497,103       3,598,098        3 - 10 years
Construction in process .............        345,357          42,638
                                        ------------    ------------
                                          12,767,069      12,992,190
Less accumulated deprecation and
   amortization .....................     (6,952,892)     (6,649,938)
                                        ------------    ------------
Property, plant and equipment, net ..   $  5,814,177    $  6,342,252
                                        ============    ============

      On February 28, 2006, we amended our Georgia lease agreement whereby we obtained the right to terminate the original lease, which had a remaining term of approximately fifteen years, by providing the landlord with six months notice. In the event of such termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. (See Note 4)

      During the quarter ended March 31, 2006, due to continued operating losses management evaluated the carrying value of certain California equipment and determined that, the carrying value exceeded its estimated fair value based on replacement cost of similar equipment. Therefore, we recorded an impairment loss amounting to $35,901 during the quarter ended March 31, 2006. In addition, we determined that certain equipment was no longer necessary and/or operable and as a result recorded a $73,300 loss on disposal of these assets during the three months ended March 31, 2006.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

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

7.    Notes Payable/Credit Facilities

Republic Services of Georgia

      On May 6, 2002 we issued Republic Services of Georgia, LP ("RSLP") a $743,750 10% promissory note due in March 2007. On July 31, 2005, RSLP agreed to defer all interest and principal payments due, including nine existing past-due payments totaling $76,042 through June 2006 at which time all past due interest and principal payments under the May 6, 2002 promissory note will be incorporated into an a new 10% promissory note, payable in 48 monthly installments commencing July 2006. At March 31, 2006 the unpaid principal and interest amounted to $750,027.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

7.    Notes Payable/Credit Facilities - (Continued)

First American Credit Facility

      On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note is payable in sixty monthly installments of $33,425 and is secured with all Iowa assets. The term note bears interest at 7.5% and the line of credit bears interest at the prime rate plus 1% (8.75% at March 31, 2006). At March 31, 2006, the outstanding principal balance amounted to $499,215.

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

      The line of credit has a three-year term and requires us to maintain a minimum borrowing of $1,000,000. Advances generally bear interest at the prime rate plus 1.0% (8.75% at March 31, 2006), and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Amounts advanced under the line are limited to 90% of accounts receivable and 50% of finished goods inventory as defined, subject to certain limitations. Until May 31, 2006 however, we will be permitted to maintain overadvances of up to $2,000,000 under the line of credit. In the event that our outstanding overadvances exceed $2,000,000, or if any overadvance remains outstanding on or after June 1, 2006, the excess or overdue overadvance will bear interest, in addition to that otherwise required, at a rate equal to 2% per month. At March 31, 2006, amounts outstanding under the line amounted to $3,799,849, including permitted overadvances of $1,980,250.

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

      The term note also has a three-year term and bears interest at the greater of prime rate plus 1.0% or 5.0% (8.75% at March 31, 2006), payable monthly. Monthly principal payments of $125,000 over the term of the loan commenced on November 1, 2004; however, the terms of the March 22, 2005 amendment deferred the principal payments otherwise due from December 1, 2004 through June 30, 2005, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. In addition, Laurus has agreed to defer principal payments otherwise due from November 1, 2005 through May 1, 2006, which will be payable in full at maturity.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                     Quarters Ended March 31, 2006 and 2005
                                   (Unaudited)

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

      On July 20, 2005, we issued an additional $1 million convertible term note to Laurus. The note matures on June 30, 2007 and bears interest at the prime rate plus 1.75% (9.5% at March 31, 2006), payable monthly commencing August 1, 2005. Monthly principal payments of $58,823.53 over the term of the loan were to commence on February 1, 2006. Laurus subsequently agreed to defer the principal payments otherwise due from February 1, 2006 through May 1, 2006, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. Laurus has the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005).

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

      The conversion price applicable to each of the notes and the exercise price of each of the warrants was previously subject to downward adjustment on a "full ratchet" basis, if with certain exceptions, we issued shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. These rights have never been enforced and on April 8, 2006, Laurus agreed to retroactively eliminate their rights to enforce these provisions

      Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of any monetary judgment or similar final process against us for more than $50,000 that remain unvacated, unbonded or unstayed for a period of 30 business days; (vi) suspensions of trading of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days (See Note 11); (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default. As of March 31, 2006, we were in default of several covenants of the notes and agreements. These defaults have been waived by Laurus.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2006 and 2005
                                   (Unaudited)

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

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. At December 31, 2005, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. (See Note 7).

      In September 2003, an officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. At March 31, 2006, the remaining balance due on this note amounted to $99,320.

      During the period of January to March 2006, a director loaned us $125,000 under the terms of two unsecured promissory notes which bear interest at 10% per annum with interest and principal due June 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion.

      Interest expense on notes payable to related parties amounted to $22,430 and $43,410 for the three and six months ended March 31, 2006 and $20,980 and $41,960 for the three and six months ended March 31, 2005. Accrued interest payable amounted to $140,698 at March 31, 2006.

9.    Litigation

      As of May 23, 2006, approximately 16 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.6 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of May 1, 2006, 3 of these vendors had secured judgments in their favor for an aggregate of approximately $250,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2006 and 2005
                                   (Unaudited)

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

      The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS No. 123, had been applied:

                                                           Three Months Ended                       Six Months Ended
                                                   March 31, 2006    March 31, 2005     March 31, 2006    March 31, 2005
                                                   --------------    --------------     --------------    --------------

Net loss as reported ..........................      $(1,280,501)      $(1,887,810)      $(2,686,826)      $(3,692,648)
Add: Compensation recognized under APB No.25 ..               --                --                --                --
Less: Compensation recognized under FAS 123 ...           (7,290)          (11,978)          (15,439)          (35,035)
                                                     -----------       -----------       -----------       -----------
Pro forma net loss ............................      $(1,287,791)      $(1,899,788)      $(2,702,265)      $(3,727,683)
                                                     ===========       ===========       ===========       ===========

Net loss per share:
    Basic and diluted - as reported ...........      $     (0.07)      $     (0.10)      $     (0.14)      $     (0.19)
                                                     ===========       ===========       ===========       ===========
    Basic and diluted - pro forma .............      $     (0.07)      $     (0.10)      $     (0.14)      $     (0.19)
                                                     ===========       ===========       ===========       ===========

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

      On February 17, 2006 we were notified by the Exchange indicating we were not in compliance with the Exchange's requirements for continued listing as set forth in Sections 134 and 1101 of the Company Guide with respect to our failure to file our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005 with the Securities and Exchange Commission. In order to maintain our listing on the Exchange, we were required to, and did, submit a plan by March 3, 2006 advising the Exchange of action we have taken, or will take, that would bring our company into compliance with Sections 134 and 1101 of the Company Guide by no later than April 6, 2006. We filed our Quarterly Report on May 10, 2006.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2006 and 2005
                                   (Unaudited)

11.   Stockholders' Equity - (Continued)

      On April 25, 2006 we were notified by the Exchange indicating its intention to initiate proceedings to delist our common stock. The notice indicated we failed to comply with Sections 134, 610, 1003 and 1101 of the Company Guide as noted in the Exchange's February 14th and February 17th notices describe above. In addition, the April 25th notice indicated that based on a subsequent review of our Form 10-KSB for the fiscal year ended September 30, 2005, we are not in compliance with the Exchange's requirements for continued listing set forth in Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders' equity in excess of $4,000,000 if it has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years. The Exchange's recent notice also indicates we are not in compliance with Section 610(b) of the Company Guide, which requires a company that has received an audit opinion containing a going concern qualification to make a public announcement through the news media disclosing the receipt of such qualified opinion.

      We have appealed the Exchange's determination to initiate delisting proceedings and are scheduled to appear before a committee of the Exchange on June 6, 2006. Pursuant to the Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital. (See Note 2.)

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

Results of Operations

Three Months ended March 31, 2006 Compared to the Three Months ended March 31, 2005

      Net sales from continuing operations for the three months ended March 31, 2006 decreased $781,365 or 17% to $3,911,225 as compared to last year's net sales from continuing operations of $4,692,590. Our continuing operations processed approximately 3.1 million passenger tire equivalents during the three months ended March 31, 2006, compared to approximately 3.8 million passenger tire equivalents during the same period last year. The decrease was primarily attributable to the completion of an Iowa scrap tire cleanup project during fiscal 2005 which accounted for approximately $745,000 of revenue and 800,000 passenger tire equivalents during the three months ended March 31, 2005. In addition, the overall fee we are paid to collect and dispose of a scrap tire (tipping fee") decreased 9 percent (4 percent decrease when the prior year Iowa scrap tire cleanup revenue is removed) during the three months ended March 31, 2006 which was partially offset by an 8 percent increase in end-product revenue during this period. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume and may negatively impact our overall gross tipping fee revenue, we believe these efforts will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the three months ended March 31, 2006 was $507,517 or 13% of net sales, compared to $471,263 or 10% of net sales for three months ended March 31, 2005. Our cost of sales decreased $817,619 or 19% primarily due to decreased collection and processing costs associated with lower inbound volume and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the three months ended March 31, 2006 increased $144,048 to $1,029,893 or 26% of net sales, compared to $885,845 or 19% of net sales for the three months ended March 31, 2005. The increase was primarily attributable to increased outside professional expenses and insurance.

      Due to continued operating losses management evaluated the carrying value of certain California equipment and determined that, the carrying value exceeded its estimated fair value based on replacement cost of similar equipment. Therefore, we recorded an impairment loss amounting to $35,901 during the quarter ended March 31, 2006.

      As a result of the foregoing, we had an operating loss of $558,277 for the three months ended March 31, 2006 as compared to an operating loss of $414,582 for the three months ended March 31, 2005.

      Interest and financing costs for the three months ended March 31, 2006 increased $137,836 to $626,977 (including $307,478 of non-cash deferred financing costs), compared to $489,141 (including $250,027 of non-cash deferred financing costs) during the three months ended March 31, 2005. The increase is primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility and an increase in borrowing rates. In addition, we determined that certain California equipment was no longer necessary and/or operable and as a result recorded a $73,300 loss on disposal of these assets during the three months ended March 31, 2006. Included in other expenses for the quarter ended March 31, 2005 is $101,378 relating to a portion of an acquisition deposit which was written off.

      As a result of the foregoing, our net loss from continuing operations for the three months ended March 31, 2006 increased $264,784 to $1,268,217 or $.07 per basic share, compared to a net loss of $1,003,433 or $.05 per basic share for the three months ended March 31, 2005. The $12,284 loss from discontinued operations for the three months ended March 31, 2006 relates primarily to the costs of exit activities associated with our Georgia operations. The $884,377 loss ($.05 per basic share) from discontinued operations for the three months ended March 31, 2005 includes approximately $451,000 associated with our Georgia operations and approximately $433,000 associated with our Tennessee operations.

      Our net loss for the three months ended March 31, 2006 decreased $607,309 or 32% to $1,280,501 as compared to a net loss of $1,887,810 for the three months ended March 31, 2005.

Six Months ended March 31, 2006 Compared to the Six Months ended March 31, 2005

      Net sales from continuing operations for the six months ended March 31, 2006 decreased $859,532 or 9% to $9,023,086 as compared to last year's net sales from continuing operations of $9,882,618. Our continuing operations processed approximately 7 million passenger tire equivalents during the six months ended March 31, 2006, compared to approximately 8.4 million passenger tire equivalents during the same period last year. The decrease was primarily attributable to the completion of an Iowa scrap tire cleanup project during fiscal 2005 which accounted for approximately $827,000 of revenue and 875,000 passenger tire equivalents during the six months ended March 31, 2005.

      The negative impact on overall revenue resulting from lower inbound tire volumes was partially offset by a 3% increase (5% decrease when the prior year Iowa scrap tire cleanup revenue is removed) in the overall fee we are paid to collect and dispose of a scrap tire and a 2 percent increase in end product revenue during the six months ended March 31, 2006. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume growth rate and may negatively impact our overall gross tipping fee revenue, we believe these efforts will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the six months ended March 31, 2005 was $1,826,184 or 20% of net sales, compared to $1,197,059 or 12% of net sales for six months ended March 31, 2005. Our cost of sales decreased $1,488,655 or 17% primarily due to decreased collection and processing costs associated with lower inbound volume and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the six months ended March 31, 2006 increased $293,504 to $2,034,536 or 23% of net sales, compared to $1,741,032 or 18% of net sales for the six months ended March 31, 2005. The increase was primarily attributable to increased outside professional expenses and insurance.

      Due to continued operating losses management evaluated the carrying value of certain California equipment and determined that, the carrying value exceeded its estimated fair value based on replacement cost of similar equipment. Therefore, we recorded an impairment loss amounting to $35,901 during the quarter ended March 31, 2006.

      As a result of the foregoing, our operating loss decreased $299,720 to $244,253 for the six months ended March 31, 2006 as compared to an operating loss of $543,973 for the six months ended March 31, 2005.

      Interest and financing costs for the six months ended March 31, 2006 increased $765,441 to $1,578,455 (including $962,325 of non-cash deferred financing costs), compared to $813,014 (including $349,668 of non-cash deferred financing costs) during the six months ended March 31, 2005. The increase is primarily attributable to increased non-cash deferred financing associated with the Laurus credit facility and an increase in borrowing rates. In addition, we determined that certain California equipment was no longer necessary and/or operable and as a result recorded a $73,300 loss on disposal of these assets during the three months ended March 31, 2006. Included in other expenses for the quarter ended March 31, 2005 is $101,378 relating to a portion of an acquisition deposit which was written off.

      Based on the magnitude of our fiscal 2005 losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be uncertain and therefore have provided a valuation allowance on the entire amount during the three months ended December 31, 2004.

      As a result of the foregoing, our net loss from continuing operations for the six months ended March 31, 2006 increased $199,731 to $1,928,252 or $.10 per basic share, compared to a net loss of $1,728,521 or $.09 per basic share for the six months ended March 31, 2005. The $758,574 loss ($.04 per basic share) from discontinued operations for the six months ended March 31, 2006 relates primarily to the costs of exit activities associated with our Georgia operations. The $1,964,127 loss ($.10 per basic share) from discontinued operations for the six months ended March 31, 2005 includes approximately $1,178,000 associated with our Georgia operations and approximately $786,000 associated with our Tennessee operations.

      Our net loss for the six months ended March 31, 2006 decreased $1,005,822 or 27% to $2,686,826 as compared to a net loss of $3,692,648 for the six months ended March 31, 2005.

Liquidity and Capital Resources

      As of December 31, 2005, we had $215,063 in cash and cash equivalents and a working capital deficiency of $11,573,921. Our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis.

      The Consolidated Statements of Cash Flows reflect events in fiscal 2006 and 2005 as they affect our liquidity. During the six months ended March 31, 2006, net cash provided by operating activities was $1,003,111. While our net loss was $2,686,826 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,768,264 of depreciation and amortization, $166,489 of non-cash impairment loss and net loss on disposal of fixed assets and a decrease in accounts receivable of $2,212,335 which offset a $437,495 increase in inventory which is not unusual during our seasonally slower quarter and a net decrease in accounts payable and accrued expense of $261,734 in aggregate.

      During the six months ended March 31, 2005, net cash used for operating activities was $27,537. While our net loss was $3,692,648 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,538,245 of depreciation and amortization, $270,000 associated with an increase to the valuation allowance for deferred taxes (non-cash) and a decrease in accounts receivable of $786,478 and an net increase in accounts payable and accrued expense of $1,106,291 in aggregate.

      Net cash provided by investing activities was $24,407 for the six months ended March 31, 2006 reflecting the purchase of $535,924 of equipment and the receipt of $560,331 from the sale of assets. The net cash used by investing activities for the six months ended March 31, 2005 was $1,012,498 reflecting the purchase of equipment to increase capacity and efficiencies at several of our operating locations.

      Net cash used for financing activities was $1,177,671 during the six months ended March 31, 2006 reflecting the use of cash generated from operations and $202,114 in proceeds from a related party and other notes payable to pay down our working capital lines of credit by $640,350 in addition to reducing notes payable and capital leases by $739,435 in aggregate. Net cash provided by financing activities was $923,910 during the six months ended March 31, 2005 and was positively impacted by availability under our new Laurus credit facility as well as increased availability under our First American credit facility. This increase was offset by repayment of notes payable of $688,039 and capital leases of $156,192.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a significant working capital deficiency at March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, management determined it to be in the best interest of company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state by an undercapitalized subsidiary, necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing costs. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three and six months ended March 31, 2005 were approximately $441,000 and $762,000, respectively.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5 to the Interim Consolidated Financial Statements). The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the three and six months ended March 31, 2006 were approximately $12,000 and $759,000, respectively, and $443,000 and $1,202,000, respectively for the three and six months ended March 31,2005. We completed the divestiture of all Georgia operating assets as of March 1, 2006.

      On February 17, 2006, we entered into an Asset Purchase Agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Under the agreement, we sold and assigned to TIRES certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES agreed to assume all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. (see Note 5 to the Interim Consolidated Financial Statements).

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past fourteen consecutive quarters and will need additional working capital, which if not received, may force us to curtail operations.

      We have incurred substantial losses from operations over the past 14 quarters. As of March 31, 2006, we had $212,590 in cash and cash equivalents and a working capital deficiency of $11,573,921. These factors raise substantial doubt about our ability to continue as a going concern. We understand our continued existence is dependent on our ability to generate positive operating cash flow, negotiate more favorable terms with existing secured and unsecured creditors, refinance existing long term debt, secure additional financing and achieve profitable status on a sustained basis. We are presently evaluating several financing alternatives which would allow us to refinance a substantial amount of our short-term secured debt into long-term secured debt to better align debt maturities with our long-term business plan. There can be no assurance however, that we will be successful in refinancing at favorable terms, if at all.

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

      The aggregate net loss (including losses from operations and losses on disposal) associated with the discontinued operations of our Georgia subsidiary included in the results for the six months ended March 31, 2006 was approximately $759,000 or 28% of our total loss year to date. The aggregate net losses associated with the discontinued operations of our Tennessee and Georgia subsidiaries included in the results for the six months ended March 31, 2005 was approximately $1,964,000 or approximately 53% of our total loss for that period. The total net loss, including losses from operations and losses on disposal associated with these subsidiaries during the fiscal year ended September 30, 2005 was approximately $11.1 million or 73% of our total loss for the 2005 fiscal year.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa, Minnesota and California locations, as well as consolidating our Wisconsin location into our Minnesota operating during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these three operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We will continue to evaluate each operation on its merits and contribution to the corporation and we will continue to make the necessary decisions to ensure the continued viability of GreenMan. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2005 and an increase of 2% on a year to date basis during fiscal 2006 as compared to the same period during fiscal 2005. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and thus far during fiscal 2006, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 and a 2% increase on a year to date basis in fiscal 2006. We continue to experience strong demand for our end products.

The American Stock Exchange may delist our common stock on June 6,2006.

      On April 25, 2006, we received a notice from the American Stock Exchange (the "Exchange") stating that the Exchange intends to initiate proceedings to delist the Registrant's common stock. The notice indicates that we failed to comply with Sections 134, 610, 1003(f)(iii) and 1101 of the Exchange's Company Guide (the "Company Guide"). We have appealed the Exchange's determination to initiate delisting proceedings and are scheduled to appear before a committee of the Exchange on June 6, 2006. Pursuant to the Company Guide, we expect that the delisting proceeding will be stayed pending the outcome of our appeal and subject to the Exchange's ongoing review of our status. We can provide no assurance, however, that our appeal will be successful or that the Exchange will not suspend trading in our common stock prior to the hearing. A final decision by the Exchange to delist our common stock would substantially limit our stock's liquidity and impair our ability to raise capital.

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

      As of March 31, 2006, we have options and warrants to purchase approximately 8,622,030 shares of common stock outstanding in addition to $8,174,849 of convertible promissory notes. The principal amounts of these notes are convertible into approximately 11,100,000 shares of common stock. The exercise of our options and warrants, and the conversion of these promissory notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of March 31, 2006, approximately 13 million shares of our common stock were eligible for sale in the public market. This represents approximately 68 percent of our outstanding shares of common stock. After the effective date of the additional registration statement we are required to file with respect to the Laurus credit facility approximately 24,100,000 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 31 percent of our outstanding common stock as of March 31, 2006. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3  Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

        10.1 (1) $25,000 Unsecured Promissory Note issued by GreenMan Technologies, Inc. to Nicholas and Nancy DeBenedictis dated January 6, 2006

        10.2 (1) $100,000 Unsecured Promissory Note issued by GreenMan Technologies, Inc. to Nicholas and Nancy DeBenedictis dated January 6, 2006

        10.3 (2) Asset Purchase Agreement dated February 17, 2006 between GreenMan Technologies of Georgia, Inc., GreenMan Technologies, Inc. and Tires Into Recycled Energy and Supplies, Inc.

        10.4 (2) Asset Purchase Agreement dated March 1, 2006 between GreenMan Technologies of Georgia, Inc., GreenMan Technologies, Inc. and MTR of Georgia, Inc.

        10.5 (2) Amendment No. 1 to Lease Agreement dated February 28, 2006 between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.

        10.6 (3) Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen

        31.1 (1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

        31.2 (1) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

        32.1 (1)     Certification of Chief Executive Officer under 18 U.S.C
                     Section 1350

        32.2 (1)     Certification of Chief Financial Officer under 18 U.S.C
                     Section 1350

      (1)   Filed herewith.

      (2) Incorporated by reference from the Company's Form 8-K dated February 17, 2006 and filed on March 6, 2006.

      (3) Incorporated by reference from the Company's Form 8-K dated April 12, 2006 and filed on April 17, 2006.

(a)   Reports on Form 8-K

      1. Form 8-K dated January 4, 2006 (filed January 5, 2006), covering Items 2.05, 2.06, 7.01 and 9.01
      2. Form 8-K dated January 5, 2006 (filed January 11, 2006), covering Items 3.01 and 9.01
      3. Form 8-K dated February 16, 2006 (filed February 17, 2006), covering Items 3.01, 7.01 and 9.01
      4. Form 8-K dated February 17, 2006 (filed March 6, 2006, covering Items 1.01 and 9.01)

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