Form 10QSB/A
period 2006-03-31
GREENMAN TECHNOLOGIES INC
filed 2006-08-07
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                 Amendment No. 1
                                  FORM 10-QSB/A


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



Explanatory Note

       This Form 10-Q/A (the "10-Q/A") is being filed to correct information in footnote 9 to the unaudited consolidated financial statements of the issuer as of and for the period ended March 31, 2006 contained in Item 1 to the issuer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Original 10-Q") filed with the Securities and Exchange Commission on May 23, 2006. Except for restating footnote 9 in its entirety, no changes have been made to the Original 10-Q.

       This Form 10-Q/A speaks as of March 31, 2006, and we have not materially modified or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q have been addressed, in accordance with applicable disclosure requirements, in our Form 8-Ks filed after March 31, 2006 and will be addressed, in accordance with applicable disclosure requirements, in our Form 10-Q for the three months ended June 30, 2006.

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


      Although GreenMan Technologies, Inc. was not a party to any of these vendor relationships, three of the plaintiffs have named GreenMan Technologies, Inc. as a defendant along with our subsidiaries. We believe that GreenMan Technologies, Inc. has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, and we intend to defend against any such claims vigorously.


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


                                             By: GreenMan Technologies, Inc.



Date: August 7, 2006                             /s/ Lyle Jensen
                                                 ---------------
                                                 Lyle Jensen
                                                 Chief Executive Officer




                                             By: GreenMan Technologies, Inc.



Date: August 7, 2006                             /s/ Charles E. Coppa
                                                 --------------------
                                                 Chief Financial Officer,
                                                 Treasurer, Secretary