Form 10QSB
period 2006-06-30
GREENMAN TECHNOLOGIES INC
filed 2006-08-14
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2006

                         Commission File Number: 1-13776

                           GREENMAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     71-0724248
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           12498 Wyoming Avenue South
                             Savage, Minnesota 55378
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (800) 957-9575
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| YES |_| NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

                                 |_| YES |X| NO

There were 20,360,252 shares outstanding of the issuer's Common Stock, $0.01 par value, at August 1, 2006.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2006

                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----

Item 1.      Financial Statements (*)

             Unaudited Consolidated Balance Sheets as of
                   June 30, 2006 and September 30, 2005                        3

             Unaudited Consolidated Statements of Operations for the
                   three and nine months ended June 30, 2006 and 2005          4

             Unaudited Consolidated Statement of Changes in Stockholders'
                   Deficit for the nine months ended June 30, 2006             5

             Unaudited Consolidated Statements of Cash Flows for the
                   nine months ended June 30, 2006 and 2005                    6

             Notes to Interim Unaudited Consolidated Financial Statements      7

Item  2.     Management's Discussion and Analysis or Plan of Operation        19

Item  3.     Controls and Procedures                                          28

                           PART II - OTHER INFORMATION

Item 2.      Changes in Securities                                            29

Item 6.      Exhibits and Reports on Form 8-K                                 29

             Signatures                                                       31

* The financial information at September 30, 2005 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                                   June 30,            September 30,
                                                                                                     2006                  2005
                                                                                                 ------------          ------------
                                      ASSETS

Current assets:
  Cash and cash equivalents ............................................................         $    615,747          $    256,492
  Accounts receivable, trade, less allowance for doubtful accounts
     of $190,766 and $219,354 as of June 30, 2006 and September 30, 2005 ...............            2,488,970             2,968,766
  Product inventory ....................................................................              683,166               173,043
  Other current assets .................................................................              604,337               642,813
  Assets related to discontinued operations ............................................               15,034             2,037,613
                                                                                                 ------------          ------------
        Total current assets ...........................................................            4,407,254             6,078,727
                                                                                                 ------------          ------------
Property, plant and equipment, net .....................................................            5,991,364             6,342,252
                                                                                                 ------------          ------------
Other assets:
  Deferred loan costs ..................................................................                   --               430,158
  Customer relationship intangibles, net ...............................................              195,356               206,455
  Other ................................................................................               50,264                62,360
                                                                                                 ------------          ------------
        Total other assets .............................................................              245,620               698,973
                                                                                                 ------------          ------------
                                                                                                 $ 10,644,238          $ 13,119,952
                                                                                                 ============          ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable, current ...............................................................         $    574,587          $    836,381
  Notes payable, line of credit ........................................................                   --               619,950
  Convertible notes payable, current ...................................................                   --             1,305,361
  Notes payable, related parties, current ..............................................               30,000                    --
  Convertible notes payable, line of credit ............................................                   --             3,585,281
  Accounts payable .....................................................................            2,720,349             2,458,772
  Accrued expenses, other ..............................................................            1,371,660             1,089,479
  Obligations under capital leases, current ............................................              125,399               169,367
  Liabilities related to discontinued operations .......................................            3,815,081             4,682,022
                                                                                                 ------------          ------------
        Total current liabilities ......................................................            8,637,076            14,746,613
  Notes payable, related parties, non-current portion ..................................              734,320               699,320
  Notes payable, non-current portion ...................................................           10,745,935             2,237,044
  Convertible notes payable, non-current portion .......................................                   --             1,802,896
  Obligations under capital leases, non-current portion ................................            1,289,935             1,369,192
  Deferred gain on sale leaseback transaction ..........................................              352,300               379,633
  Liabilities related to discontinued operations .......................................              566,175               571,425
                                                                                                 ------------          ------------
        Total liabilities ..............................................................           22,325,741            21,806,123
                                                                                                 ------------          ------------
Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none outstanding ..................................................................                   --                    --
  Common stock, $.01 par value, 40,000,000 shares authorized,
     20,360,252 and 19,225,352 shares issued and outstanding at
     June 30, 2006 and September 30, 2005 ..............................................              203,603               192,253
  Additional paid-in capital ...........................................................           35,515,127            34,853,599
  Accumulated deficit ..................................................................          (47,400,233)          (43,732,023)
                                                                                                 ------------          ------------
        Total stockholders'deficit .....................................................          (11,681,503)           (8,686,171)
                                                                                                 ------------          ------------
                                                                                                 $ 10,644,238          $ 13,119,952
                                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                         Three Months Ended                 Nine Months Ended
                                                                      June 30,         June 30,        June 30,          June 30,
                                                                        2006             2005            2006              2005
                                                                    ------------     ------------     ------------     ------------
Net sales ......................................................    $  5,463,204     $  5,777,153     $ 14,486,290     $ 15,659,770
Cost of sales ..................................................       4,047,250        4,794,644       11,244,152       13,480,202
                                                                    ------------     ------------     ------------     ------------
Gross profit ...................................................       1,415,954          982,509        3,242,138        2,179,568
                                                                    ------------     ------------     ------------     ------------
Operating expenses:
    Selling, general and administrative ........................       1,382,601          817,683        3,417,137        2,558,715
    Impairment loss ............................................              --           57,183           35,901           57,183
                                                                    ------------     ------------     ------------     ------------
                                                                       1,382,601          874,866        3,453,038        2,615,898
                                                                    ------------     ------------     ------------     ------------
Operating income (loss) from continuing operations .............          33,353          107,643         (210,900)        (436,330)
                                                                    ------------     ------------     ------------     ------------
Other income and financing (expense):
    Interest and financing expense .............................      (1,261,597)        (256,035)      (1,878,141)        (699,834)
    Non-cash interest and financing fees .......................        (310,688)        (549,981)      (1,273,014)        (920,619)
    Other, net .................................................         372,507           92,711          267,380           (7,399)
                                                                    ------------     ------------     ------------     ------------
        Other (expense), net ...................................      (1,199,778)        (713,305)      (2,883,775)      (1,627,852)
                                                                    ------------     ------------     ------------     ------------
Loss from continuing operations before income taxes ............      (1,166,425)        (605,662)      (3,094,675)      (2,064,182)
Provision for income taxes .....................................              --               --               --          270,000
                                                                    ------------     ------------     ------------     ------------
Loss from continuing operations ................................      (1,166,425)        (605,662)      (3,094,675)      (2,334,182)
Discontinued operations:
      Gain on disposal of discontinued operations ..............              --               --            9,475               --
    Income (loss) from discontinued operations .................         185,039       (1,200,991)        (583,010)      (3,165,119)
                                                                    ------------     ------------     ------------     ------------
                                                                         185,039       (1,200,991)        (573,535)      (3,165,119)
                                                                    ------------     ------------     ------------     ------------
Net  loss ......................................................    $   (981,386)    $ (1,806.653)    $ (3,668,210)    $ (5,499,301)
                                                                    ============     ============     ============     ============

Loss from continuing operations per share - basic ..............    $      (0.06)    $      (0.03)    $      (0.16)    $      (0.12)
Loss from discontinued operations per share - basic ............            0.01            (0.06)           (0.03)           (0.17)
                                                                    ------------     ------------     ------------     ------------
Net loss per share - basic .....................................    $      (0.05)    $      (0.09)    $      (0.19)    $      (0.29)
                                                                    ============     ============     ============     ============

Weighted average shares outstanding - basic and diluted ........      19,992,216       19,223,429       19,480,973       19,176,314
                                                                    ============     ============     ============     ============

      See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                         Nine Months Ended June 30, 2006

                                                                                       Additional
                                                                   Common Stock          Paid In     Accumulated
                                                                Shares      Amount      Capital       Deficit          Total
                                                              ----------   --------   -----------   ------------   ------------

Balance, September 30, 2005 ..............................    19,225,352   $192,253   $34,853,599   $(43,732,023)  $ (8,686,171)
Sale of common stock .....................................       500,000      5,000       135,000             --        140,000
Common stock issued upon conversion of notes
   payable and interest ..................................       315,330      3,154        88,522             --         91,676
Common stock issued for fees and expenses due ............       186,240      1,863        65,183             --         67,046
Common stock issued for services rendered ................       133,330      1,333        28,667             --         30,000
Net value of warrants issued in conjunction with
   debt restructuring ....................................            --         --       344,156             --        344,156
Net loss for the nine months ended June 30, 2006 .........            --         --            --     (3,668,210)    (3,668,210)
                                                              ----------   --------   -----------   ------------   ------------
Balance, June 30, 2006 ...................................    20,360,252   $203,603   $35,515,127   $(47,400,233)  $(11,681,503)
                                                              ==========   ========   ===========   ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                                      Nine Months Ended June 30,
                                                                                                        2006               2005
                                                                                                    ------------        -----------

Cash flows from operating activities:
  Net loss ..................................................................................       $ (3,668,210)       $(5,499,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Increase in valuation allowance on deferred tax asset .....................................                 --            270,000
  Loss (gain) on disposal of property, plant and equipment ..................................            169,315             (4,896)
  Gain recognized on debt restructuring .....................................................           (353,476)                --
  Impairment loss ...........................................................................             35,901             57,183
  Depreciation ..............................................................................          1,167,505          1,796,042
  Amortization of non-cash financing costs ..................................................          1,272,874            892,435
  Amortization of customer relationships ....................................................             11,099             18,326
  Gain on sale leaseback ....................................................................            (27,333)           (27,333)
  Decrease (increase) in assets:
      Accounts receivable ...................................................................          1,471,376            287,028
      Product inventory .....................................................................           (510,123)           140,926
      Other current assets ..................................................................            270,117            128,037
      Other assets ..........................................................................             12,096            162,195
  Increase (decrease) in liabilities:
      Accounts payable ......................................................................            381,226          1,563,500
      Accrued expenses and other ............................................................           (325,610)             3,933
                                                                                                    ------------        -----------
         Net cash provided by (used for) operating activities ...............................            (93,243)          (211,925)
Cash flows from investing activities:
  Purchase of property and equipment ........................................................         (1,120,286)        (1,640,874)
  Proceeds from the sale of property and equipment ..........................................            116,000            608,102
  Proceeds from equipment held for sale .....................................................            444,332                 --
                                                                                                    ------------        -----------
         Net cash provided by (used for) investing activities ...............................           (559,954)        (1,032,772)
Cash flows from financing activities:
  (Increase) in deferred financing costs ....................................................                 --            (23,452)
  Net (payments) advances under line of credit ..............................................           (619,950)           199,950
  Proceeds from notes payable ...............................................................         11,692,554            145,420
  Proceeds from notes payable, related party ................................................            155,000
  Repayment of notes payable ................................................................         (3,628,870)        (1,097,540)
  Repayment of convertible notes payable ....................................................         (3,108,257)          (125,000)
  Net (payments) advances on convertible notes payable, line of credit ......................         (3,585,281)         2,575,970
  Principal payments on obligations under capital leases ....................................           (140,770)          (414,336)
  Sale of common stock ......................................................................            140,000                 --
                                                                                                    ------------        -----------
         Net cash (used for) provided by financing activities ...............................            904,426          1,261,012
                                                                                                    ------------        -----------
Net increase in cash and cash equivalents ...................................................            251,229             16,315
Cash and cash equivalents at beginning of period including $108,724 and $247,
  respectively, of cash related to discontinued operations ..................................            365,216            509,787
                                                                                                    ------------        -----------
Cash and cash equivalents at end of period, including $698 and $608,
  respectively, of cash related to discontinued operations ..................................       $    616,445        $   526,102
                                                                                                    ============        ===========

  Supplemental cash flow information:
  Property, plant and equipment acquired under capital leases ...............................       $     17,546        $   277,372
  Equipment acquired through transfer of deposits ...........................................                 --            247,874
  Shares issued to acquire exclusive purchase option ........................................                 --            200,000
  Accounts receivable offset in connection with sale of discontinued operations .............            152,000                 --
  Accounts payable offset with proceeds on sale of discontinued operations ..................            247,000                 --
  Shares issued upon conversion of notes payable and interest ...............................             91,676             19,750
  Shares issued in lieu of cash for fees, expenses and services rendered ....................             97,046                 --
  Net value of warrants issued ..............................................................            344,156                 --
  Interest paid .............................................................................          1,030,656            984,161
  Taxes paid ................................................................................                 --              4,227

 See accompanying notes to unaudited interim consolidated financial statements

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

1. Business

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise three operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Savage, Minnesota and currently operate tire processing operations in Iowa and Minnesota. Earlier in fiscal 2006 we sold substantially all of our operations in Georgia and Tennessee (see Note 4) and on July 17, 2006, we sold our our California subsidiary (see Note 14).

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

Nature of Operations, Risks, and Uncertainties

      As of June 30, 2006, we had $616,445 in cash and cash equivalents and a working capital deficiency of $4,229,822 of which $3,800,047 or 90% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals will be positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 7) as well as our ongoing efforts to divest and/or close historically unprofitable operations (see Notes 4 and 14). However, we believe the June 15th delisting of our stock by the American Stock Exchange could substantially limit our stock's future liquidity and impair our ability to raise capital (see Note 12). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2005 and an increase of 3% on a year to date basis during fiscal 2006 as compared to the same period during fiscal 2005. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and thus far during fiscal 2006, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 and a 1% increase on a year to date basis in fiscal 2006. We continue to experience strong demand for our end products.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

3. Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2006 and 2005, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4. Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three and nine months ended June 30, 2005 were approximately $440,000 and $1,202,000, respectively. During the quarter ended June 30, 2006 we reached agreement with our former Tennessee landlord regarding past due amounts and have recognized approximately $56,000 of income from discontinued Tennessee operations for the three and nine months ended June 30, 2006.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5). We completed the divestiture of all Georgia operating assets as of March 1, 2006. During the quarter ended June 30, 2006 we reached agreement with several vendors regarding remaining past due amounts and reduced certain plant closure accruals resulting in approximately $129,000 of income from discontinued Georgia operations. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the three and nine months ended June 30, 2005 were approximately $785,000 and $1,963,000.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

4. Discontinued Operations - (Continued)

      On March 1, 2006, we entered into an Asset Purchase Agreement with MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee. Under the agreement, we sold and assigned to MTR certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR agreed to assume all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia (see
Note 5). We received $250,000 from MTR for these assets. As additional consideration, MTR has agreed to assume financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      The major classes of assets and liabilities associated with discontinued operations were:

                                                                  June 30,        September 30,
                                                                    2006              2005
                                                                 ----------        ----------
Assets related to discontinued operations:
  Cash .....................................................     $      698        $  108,724
  Accounts receivable, net .................................          9,690         1,153,269
  Equipment held for resale ................................             --           539,332
  Other current assets .....................................          4,646           236,288
                                                                 ----------        ----------
    Total assets related to discontinued operations ........     $   15,034        $2,037,613
                                                                 ==========        ==========

                                                                   June 30,       September 30,
                                                                     2006             2005
                                                                 ----------        ----------
Liabilities related to discontinued operations:
  Accounts payable .........................................     $2,927,199        $3,066,596
  Notes payable, current ...................................        402,848           435,926
  Accrued expenses, other ..................................        158,239           707,706
  Capital leases, current ..................................        326,795           326,794
  Lease payable, current ...................................             --           145,000
                                                                 ----------        ----------
    Total current ..........................................      3,815,081         4,682,022
  Notes payable, non-current ...............................         11,175            16,425
  Lease payable, non-current ...............................        555,000           555,000
                                                                 ----------        ----------
    Total non-current ......................................        566,175           571,425
                                                                 ----------        ----------
    Total liabilities related to discontinued operations ...     $4,381,256        $5,253,447
                                                                 ==========        ==========

Net sales and (loss) from discontinued operations were as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                     June 30,        June 30,          June 30,        June 30,
                                                       2006            2005              2006            2005
                                                    -----------    -----------        -----------    -----------
Net sales from discontinued operations .......       $     --      $ 3,000,268        $ 343,718      $ 8,808,558
Income (loss) from discontinued operations ...        185,039       (1,200,991)        (573,535)      (3,165,119)

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

5. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                               June 30,       September 30,     Estimated
                                                 2006             2005         Useful Lives
                                             ------------     -------------    ------------
Buildings and improvements ..........        $  1,731,279     $  1,749,907      10-20 years
Machinery and equipment .............           7,037,404        7,401,613       5-10 years
Furniture and fixtures ..............             175,938          199,934       3-5 years
Motor vehicles ......................           3,377,261        3,598,098       3-10 years
Construction in process .............             850,973           42,638
                                             ------------     ------------
                                               13,172,855       12,992,190
Less accumulated deprecation and
  amortization ......................          (7,181,491)      (6,649,938)
                                             ------------     ------------
Property, plant and equipment, net ..        $  5,991,364     $  6,342,252
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

      During the third quarter of fiscal 2006, we initiated a $900,000 equipment upgrade to our Des Moines, Iowa processing facility whereby we are installing new fine grind crumb rubber processing equipment. This new equipment is expected to increase overall production capacity by over 8 million pounds per year to over 20 million pounds of crumb rubber capacity. Approximately $450,000 of the initiative was funded by a loan from the Iowa Department of Natural Resources with the balance of the project funded internally. We anticipate the initiative to be complete and operational during the fourth quarter of fiscal 2006.

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

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

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

      We also agreed to allow TIRES to retain $101,378 of the "good faith" payment to upgrade its existing crumb rubber production capacity and have used the remaining $248,622 to prepare and move the leased equipment for our use. Accordingly, during the quarter ended March 31, 2005, the $101,378 was expensed when it was released from escrow and approximately $243,597 had been capitalized and was being amortized over the lease terms which ranged from 48 to 60 months. The remaining balance of $205,306 was written off as a cost of disposal of discontinued operations at September 30, 2005.

      The exclusive purchase option to acquire additional operating assets of TIRES was exercisable if predetermined financial performance criteria were met by TIRES during the subsequent fifteen to twenty-four month period after December 8, 2004. The ultimate purchase price was to be determined based on those results. In return for the exclusive purchase option, we issued 127,389 shares of our common stock (valued at $200,000) to TIRES. Had we exercised our exclusive purchase option and closed a transaction, the value of the shares would have been applied against the purchase price of the assets. If the exclusive purchase option expired or we decided not to exercise the option, TIRES would retain a sufficient number of our shares to equal $200,000 (as of the date that the purchase option expires) and return the balance of such shares to us. If at the time the purchase option expired, the value of the shares were less than $200,000, we would have been required to issue a sufficient number of additional shares to equal $200,000. If at the time the purchase option expired, TIRES had not achieved the predetermined financial performance criteria, TIRES would have had to return to us a sufficient number of our shares to equal $200,000 at the time.

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

7. Notes Payable/Credit Facilities

Republic Services of Georgia

      On May 6, 2002 we issued Republic Services of Georgia, LP ("RSLP") a $743,750 10% promissory note due in March 2007. On July 31, 2005, RSLP agreed to defer all interest and principal payments due, including nine existing past-due payments totaling $76,042 through June 2006 at which time all past due interest and principal payments under the May 6, 2002 promissory note was to be incorporated into an a new 10% promissory note, payable in 48 monthly installments commencing July 2006.

      On June 30, 2006 we reached an agreement with RSLP whereby in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totalling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006 ($0.02 per basic share for the three and nine months ended June 30, 2006). The note bears interest at 10% and is payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

7. Notes Payable/Credit Facilities - (Continued)

First American Credit Facility

      On February 13, 2003, our Iowa subsidiary amended its existing term debt with First American under the terms of a five-year, $1,760,857 secured term note. The note was payable in sixty monthly installments of $33,425 and secured with all Iowa assets. The term note bore interest at 7.5% and the line of credit bore interest at the prime rate plus 1%.

      On February 10, 2005, First American renewed our working capital line until February 10, 2006 (subsequently extended to June 15, 2006) and increased our maximum availability under the line of credit to $800,000. On June 30, 2006, we used $1,218,746 of the proceeds from the Laurus debt restructuring described below to pay off all amounts due First American.

June 2004 Laurus Credit Facility

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

      The line of credit had a three-year term and requires us to maintain a minimum borrowing of $1,000,000. Advances generally bore interest at the prime rate plus 1.0% and were convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 5%. Amounts advanced under the line were limited to 90% of accounts receivable and 50% of finished goods inventory as defined, subject to certain limitations. We were permitted to maintain overadvances of up to $2,000,000 under the line of credit until June 30, 2006.

      Subject to certain limitations, Laurus had the option to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $0.79 (85% of the average closing price of our common stock for the five days immediately preceding March 22, 2005). Each subsequent $1,000,000 of borrowings would be convertible at the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increment. As a result of the reduction in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded a beneficial conversion feature of $598,717. The discount was recorded as additional paid-in-capital and was amortized to interest as of December 31, 2005.

      The term note also had a three-year term and bore interest at the greater of prime rate plus 1.0% or 5.0%, payable monthly. Monthly principal payments of $125,000 over the term of the loan commenced on November 1, 2004; however, the terms of the March 22, 2005 amendment deferred the principal payments otherwise due from December 1, 2004 through June 30, 2005, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. In addition, Laurus agreed to defer principal payments otherwise due from November 1, 2005 through June 1, 2006, which will be payable in full at maturity.

      Laurus had the option to convert some or all of the note's principal and interest payments into common stock at a revised fixed conversion price of $.79 on the first $1,000,000 of borrowings, and $.93 on the remaining amounts. Subject to certain limitations, regular payments of principal and interest were automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price. As a result of the change in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded an additional beneficial conversion feature of $1,485,594 on the term note. The additional discount amount was recorded as paid-in-capital with the portion attributed to the first $1,000,000 of borrowings, $567,429 which was amortized to interest expense as of December 31, 2005 with the remaining balance of $918,165 was to be amortized over the remaining term of the note or ratably upon any partial conversion.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

7. Notes Payable/Credit Facility - (Continued)

      On July 20, 2005, we issued an additional $1 million convertible term note to Laurus. The note matured on June 30, 2007 and bore interest at the prime rate plus 1.75%, payable monthly commencing August 1, 2005. Monthly principal payments of $58,823.53 over the term of the loan were to commence on February 1, 2006. Laurus subsequently agreed to defer the principal payments otherwise due from February 1, 2006 through May 1, 2006, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. Laurus had the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18,
2005).

      In connection with this term note, we issued Laurus an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, was immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Net proceeds received from issuance of the term note amounted to $955,000 and were allocated to the term note and the warrant based on their relative fair values. The note contained a beneficial conversion feature of $393,939 at issuance based on the intrinsic value of the shares into which the note is convertible, and a debt issue discount amounting to $446,738. The beneficial conversion amount was recorded as paid in capital and was to be amortized to interest expense along with the debt conversion discount over the two year term of the note or ratably upon any partial conversion. The terms of the note were substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

      The conversion price applicable to each of the notes and the exercise price of each of the warrants was previously subject to downward adjustment on a "full ratchet" basis, if with certain exceptions, we issued shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. These rights have never been enforced and on April 8, 2006, Laurus agreed to retroactively eliminate their rights to enforce these provisions

June 2006 Laurus Credit Facility

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of (1) a $5 million non-convertible secured revolving note (the "Revolving Note"); and (2) an $11 million secured non-convertible term note (the "Term Note"). Unlike the terms of our prior credit facility with Laurus, the New Credit Facility is not convertible into shares of our common stock.

      The Revolving Note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (10.25% at June 30, 2006), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. There are no amounts outstanding under the Revolving Note at June 30, 2006.

      The Term Loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (10.25% at June 30, 2006), with a minimum rate of 8%. Interest on the Term Loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a). The Term Loan maybe prepaid at any time without penalty. We used approximately $8,503,000 of the Term Note proceeds to repay our outstanding indebtedness under our existing credit facility with

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

7. Notes Payable/Credit Facility - (Continued)

Laurus, approximately $1,219,000 to repay in full the indebtedness due First American Bank; $250,000 to RSLP as part of a settlement agreement (as described above) and paid approximately $888,000 of costs and fees associated with this transaction which were expensed at June 30, 2006.

      In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock were canceled as part of this transaction. The fair value of these terminated warrants was determined to be $31,774 and will offset the value of the new warrant issued. In addition, the fair value associated with the forgone convertibility feature of all previous convertible amounts was determined to be $740,998 and will offset the value of the new warrant used. As a result of the foregoing, the net value assigned to the new warrant of $344,155 was recorded as paid in capital and will be amortized to interest expense. The terms of the Term Note are substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

      Laurus Funds has agreed that it shall not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus Funds upon exercise of the aforementioned warrant.

      Pursuant to Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility will be accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous credit facility were netted against the new Term Debt related to the portion of the new debt that refinanced the original Laurus debt to provide a net carrying amount of $7,170,512. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of $20.0% applied to the future cash payments specified by the new loan.

8. Notes Payable - Related Party

      In November 2000, we borrowed $200,000 from a director. This unsecured note payable bears interest at 12% per annum with interest due monthly and the principal due originally in November 2001. Subsequently, the director agreed to extend the maturity date of the note several times and in June 2004 and again in June 2006, agreed to extend the maturity of this note until the earlier of when all amounts due under the restructured Laurus credit facility (see Note 7) have been repaid or June 30, 2009.

      During the period of June to August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. At June 30, 2006, the remaining balance due on these advances amounted to $400,000. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. (see Note 7)

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

8. Notes Payable -Related Party - (Continued)

      In September 2003, a former officer loaned us $400,000 under the terms of a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the officer applied approximately $114,000 of the balance due him and accrued interest of approximately $21,000 to exercise options to purchase 185,000 shares of common stock. In addition, he has agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. At June 30, 2006, the remaining balance due on this note amounted to $99,320.

      During the period of January to June 2006, a director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging form June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. As of June 30, 2006, the remaining balance due on this note amounted to $65,000 and the director has agreed to extend $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009

      Interest expense on notes payable to related parties amounted to $22,656 and $66,066 for the three and nine months ended June 30, 2006 and $20,980 and $62,940 for the three and nine months ended June 30, 2005. Accrued interest payable amounted to $156,450 at June 30, 2006.

9. Litigation

      As of June 30, 2006, approximately 14 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.6 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of June 30, 2006, one vendor had secured judgments in their favor for an aggregate of approximately $225,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

      Although GreenMan Technologies, Inc. was not a party to any of these vendor relationships, three of the plaintiffs have named GreenMan Technologies, Inc. as a defendant along with our subsidiaries. We believe that GreenMan Technologies, Inc has valid defenses to these claims, as well as against any similar or related claims that maybe made against us in the future, and we intend to defend against any such claims vigorously.

      In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

10. Commitments and Contingencies

Management Changes

      On April 12, 2006, our Board of Directors named Lyle E. Jensen as President and Chief Executive Officer succeeding Robert H. Davis, who resigned those positions, and resigned as a member of our Board of Directors, on the same day. Mr. Jensen has been a member of our Board of Directors since May 2002, and previously served as the Chair of the Board's Audit Committee and as member of the Board's Compensation Committee. Mr. Jensen remains a member of the Board of Directors, but no longer serve on these committees. Nicholas DeBenedictis, an outside Director has joined the Compensation Committee and will serve as our Audit Committee Chair.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

10. Commitments and Contingencies - (Continued)

      We entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen receives a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. The agreement may be terminated without cause on thirty days' notice but provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. The agreement also provides for incentive compensation based on the attainment of certain financial and non-financial goals. Mr. Jensen will receive a relocation allowance of up to $25,000 and a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under the 2005 Stock Option Plan to purchase 500,000 shares of the our common stock, par value $.01 per share, with an exercise price of $.28 per share which was the closing price of our stock on the date of grant. In addition, upon signing of his employment agreement, Mr. Jensen agreed to purchase 500,000 unregistered shares of our common stock at $.28 per share which was the closing bid price of the common stock on the date the agreement was executed. In conjunction with Mr. Davis's resignation, we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $300,000 pursuant to certain contractual obligations.

      In addition, based on the intended sale or closure of our California subsidiary, notice of termination was provided to our California vice president on June 30 and we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $97,000 pursuant to certain contractual obligations. (see Note 14).

11. Stock Options

      We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2005 Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2005. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Beginning on October 1, 2006, the Company will adopt SFAS No. 123(R) "Share-based Payment" and apply the required fair value methodology to all stock option and equity award plans.

      The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS 123, had been applied:

                                                                      Three Months Ended                   Nine Months Ended
                                                                June 30, 2006    June 30, 2005      June 30, 2006      June 30, 2005
                                                                -------------    -------------      -------------      -------------

Net loss as reported .....................................       $  (981,386)     $(1,806,653)       $(3,668,210)       $(5,499,301)
Add: Compensation recognized under APB 25 ................                --               --                 --                 --
Less: Compensation recognized under FAS 123 ..............           (10,622)          (9,121)           (26,061)           (44,156)
                                                                 -----------      -----------        -----------        -----------
Pro forma net loss .......................................       $  (992,008)     $(1,815,774)       $(3,694,271)       $(5,543,457)
                                                                 ===========      ===========        ===========        ===========

Net loss per share:
    Basic and diluted - as reported ......................       $     (0.06)     $     (0.09)       $     (0.19)       $     (0.29)
                                                                 ===========      ===========        ===========        ===========
    Basic and diluted - pro forma ........................       $     (0.06)     $     (0.09)       $     (0.19)       $     (0.29)
                                                                 ===========      ===========        ===========        ===========

12. Stockholders' Equity

Common Stock Transactions

      On April 12, 2006, Mr. Jensen purchased 500,000 shares of our unregistered common stock (see Note 10),

      During the quarter ended June 30, 2006, a director agreed to convert $91,676 of principal and interest due him under certain unsecured promissory notes payable into 315,330 shares of our unregistered common stock. (see Note
8).

      In June 2006, several directors and officers agreed to accept 186,240 shares of unregistered common stock (valued at $67,046) in lieu of cash for certain director's fees and expenses due the individuals. In addition, we issued 133,330 shares of unregistered stock (valued at $30,000) to a third party for consulting services rendered during fiscal 2006.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

12. Stockholders' Equity - (Continued)

Stock Options and Warrants

      During the quarter ended June 30, 2006, we granted options to several officers and employees to purchase an aggregate of 929,000 shares of the our common stock at exercise prices ranging from $.28 to $.36 per share which represented the closing price of our stock on the date of each respective grant. (see Note 10). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant.

      On June 30, 2006, we issued Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price of $.01 per share and terminated warrants previously issued to Laurus to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29 and up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. (See Note 7).

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

      On April 25, 2006 we were notified by the Exchange indicating its intention to initiate proceedings to delist our common stock. The notice indicated we failed to comply with Sections 134, 610, 1003 and 1101 of the Company Guide as noted in the Exchange's February 14th and February 17th notices described above. In addition, the April 25th notice indicated that based on a subsequent review of our Form 10-KSB for the fiscal year ended September 30, 2005, we are not in compliance with the Exchange's requirements for continued listing set forth in Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders' equity in excess of $4,000,000 if it has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years. In addition, the Exchange's notice also indicated we are not in compliance with Section 610(b) of the Company Guide, requiring a company that has received an audit opinion containing a going concern qualification to make a public announcement through the news media disclosing the receipt of such qualified opinion.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                      Quarters Ended June 30, 2006 and 2005
                                   (Unaudited)

12. Stockholders' Equity - (Continued)

      We appealed the Exchange's determination to initiate delisting proceedings and appeared before a committee of the Exchange on June 6, 2006. On June 7, 2006, we received notice from the Exchange indicating their decision to delist our common stock was affirmed and on June 15, 2006 our common stock ceased trading on the Exchange and was delisted from the Exchange on July 6, 2006. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet until June 21, 2006 when we began trading on the Over-The-Counter-Bulletin-Board ("OTCBB") under the symbol "GMTI".

13. Income Taxes

      Based on continued operating losses, we determined the near-term realizability of our deferred tax asset to be uncertain and accordingly increased the valuation allowance by $270,000 during the nine months ended June 30, 2005.

14. Subsequent Events

Sale of California Subsidiary

      Due to the magnitude of continued operating losses incurred by our California subsidiary ($3.2 million since inception) subsequent to June 30, 2006, our Board of Directors determined it to be in the best interest of our company to divest our California operations. A majority of the California operating losses were due to significantly higher operating costs and equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. The aggregate net losses associated with our California subsidiary included in the results for the three and nine months ended June 30, 2006 were approximately $220,000 and $952,000, respectively and $59,000 and $551,000 for the three and nine months ended June 30, 2005.

      On July 17, 2006 we entered into a Stock Purchase Agreement with a third party whereby we agreed to sell our wholly-owned subsidiary, GreenMan Technologies of California, Inc. for $1,000. GreenMan Technologies of California, was formed in 2002 to acquire all of the outstanding common stock of Unlimited Tire Technologies, Inc. an Azusa, California scrap tire recycling company of which the third party was the majority owner. We do not anticipate realizing a material gain or loss on this transaction.

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

Results of Operations

Three Months ended June 30, 2006 Compared to the Three Months ended June 30,
2005

      Net sales from continuing operations for the three months ended June 30, 2006 decreased $313,949 or 5% to $5,463,204 as compared to last year's net sales from continuing operations of $5,777,153. Our continuing operations processed approximately 3.9 million passenger tire equivalents during the three months ended June 30, 2006, compared to approximately 4.1 million passenger tire equivalents during the same period last year. The decrease was attributable to lower inbound volume and revenue in California and the completion of an Iowa scrap tire cleanup project during fiscal 2005 which accounted for approximately $110,000 of revenue and 115,000 passenger tire equivalents during the three months ended June 30, 2005. This decrease was partially offset by a 1% increase in the fee we are paid to collect and dispose of a scrap tire ("tipping fee") (a 3 percent increase when the prior year Iowa scrap tire cleanup revenue is removed) during the three months ended June 30, 2006 and consistent end-product revenue during this period. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume and may negatively impact our overall gross tipping fee revenue, we believe these efforts will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the three months ended June 30, 2006 was $1,415,954 or 26% of net sales, compared to $982,509 or 17% of net sales for three months ended June 30, 2005. Our cost of sales decreased $747,394 or 16% primarily due to decreased collection and processing costs associated with lower inbound volume and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the three months ended June 30, 2006 increased $564,918 to $1,382,601 or 25% of net sales, compared to $817,683 or 14% of net sales for the three months ended June 30, 2005. The increase was primarily attributable to the inclusion of approximately $397,000 of one-time severance costs related to our former President and Chief Executive Officer and sale of our California subsidiary on July 17, 2006 in addition to increased professional expenses.

      During June 2005 our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. Management determined that the carrying value of the purchased transportation equipment was impaired and recorded an impairment loss amounting to $57,183 during the quarter ended June 30, 2005.

      As a result of the foregoing, we had an operating profit of $33,353 (including $397,000 of one-time severance costs) for the three months ended June 30, 2006 as compared to an operating profit of $107,643 for the three months ended June 30, 2005.

      Cash interest and financing expense for the three months ended June 30, 2006 increased $1,005,562 to $1,261,597, compared to $256,035 during the three months ended June 30, 2005 as a result of increased rates and borrowings and the inclusion of approximately $888,000 of non-recurring fees and expenses associated with the June 30, 2006 Laurus restructuring (see Note 7). Financing fees and non-cash interest decreased $239,293 as a result of lower Laurus related amortization expense for the three months ended June 30, 2006 as compared to $549,981 for the same period last year. During the three months ended June 30, 2006 we recognized approximately $353,476 of gain on debt restructuring associated with the June 30, 2006 restructuring of the RSLP promissory note (see Note 7).

      As a result of the foregoing, our net loss from continuing operations for the three months ended June 30, 2006 increased $560,763 to $1,166,425 (including approximately $932,000 of one-time charges/gains noted above) or $0.06 per basic share, compared to a net loss of $605,662 or $.03 per basic share for the three months ended June 30, 2005. During the quarter ended June 30, 2006 we reached agreement with several vendors regarding remaining past due amounts and reduced certain plant closure accruals for both Georgia and Tennessee resulting in approximately $185,000 of ($.01 per basic share) income from discontinued operations as compared to a loss from discontinued operations of $1,200,991 ($.06 per basic share) for the same period last year.

      Our net loss for the three months ended June 30, 2006 decreased $825,267 or 46% to $981,386 or $.05 per basic share (including approximately $932,000 of one-time charges/gains noted above) as compared to a net loss of $1,806,653 or $.09 per basic share for the three months ended June 30, 2005.

Nine Months ended June 30, 2006 Compared to the Nine Months ended June 30, 2005

      Net sales from continuing operations for the nine months ended June 30, 2006 decreased $1,173,480 or 7% to $14,486,290 as compared to last year's net sales from continuing operations of $15,659,770. Our continuing operations processed approximately 11 million passenger tire equivalents during the nine months ended June 30, 2006, compared to approximately 12.5 million passenger tire equivalents during the same period last year. The decrease was primarily attributable to the completion of an Iowa scrap tire cleanup project during fiscal 2005 which accounted for approximately $1,188,000 of revenue and 1.25 million passenger tire equivalents during the nine months ended June 30, 2005 and lower inbound volume and revenue in California.

      The negative impact on overall revenue resulting from lower inbound tire volumes was partially offset by a 3% increase (a 10% increase when the prior year Iowa scrap tire cleanup revenue is removed) in the fee we are paid to collect and dispose of a scrap tire and a 1 percent increase in end product revenue during the nine months ended June 30, 2006. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume growth rate and may negatively impact our overall gross tipping fee revenue, we believe these efforts will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the nine months ended June 30, 2006 was $3,242,138 or 22% of net sales, compared to $2,179,568 or 14% of net sales for nine months ended June 30, 2005. Our cost of sales decreased $2,236,050 or 17% primarily due to decreased collection and processing costs associated with lower inbound volume and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the nine months ended June 30, 2006 increased $858,442 to $3,417,137 or 24% of net sales, compared to $2,558,715 or 16% of net sales for the nine months ended June 30, 2005. The increase was primarily attributable to the inclusion of approximately $397,000 of one-time severance costs related to our former President and Chief Executive Officer and sale of our California subsidiary on July 17, 2006 in addition to increased professional expenses.

      Due to continued operating losses management evaluated the carrying value of certain California equipment and determined that, the carrying value exceeded its estimated fair value based on replacement cost of similar equipment. Therefore, we recorded an impairment loss amounting to $35,901 during the nine months ended June 30, 2006. In addition, during June 2005 management determined that the carrying value of certain Wisconsin transportation equipment was impaired and recorded an impairment loss amounting to $57,183 during the nine months ended June 30, 2005.

      As a result of the foregoing, our operating loss decreased $225,430 to $210,900 (including $397,000 of one-time severance costs) for the nine months ended June 30, 2006 as compared to an operating loss of $436,330 for the nine months ended June 30, 2005.

      Cash interest and financing expense for the nine months ended June 30, 2006 increased $1,178,307 to $1,878,141, compared to $699,834 during the nine months ended June 30, 2005 as a result of increased rates and borrowings and the inclusion of approximately $888,000 of non-recurring fees and expenses associated with the June 30, 2006 Laurus refinancing (see Note 7). Financing fees and non-cash interest and increased $352,395 to $1,273,014 for the nine months ended June 30, 2006 and compared to $920,619 for the same period last year. The increase was primarily attributable to increased Laurus related amortization expense. During the nine months ended June 30, 2006 we recognized approximately $353,476 of gain on debt restructuring associated with the June 30, 2006 restructuring of the RSLP promissory note (see Note 7). In addition, we determined that certain California equipment was no longer necessary and/or operable and as a result recorded a $73,300 loss on disposal of these assets during the nine months ended June 30, 2006. Included in other expenses for the nine months ended June 30, 2005, is $101,378 relating to a portion of an acquisition deposit which was written off.

      Based on the magnitude of our fiscal 2005 losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be uncertain and therefore have provided a valuation allowance on the entire amount during the nine months ended June 30, 2005.

      As a result of the foregoing, our net loss from continuing operations for the nine months ended June 30, 2006 increased $760,493 to $3,094,675 (including approximately $932,000 of one-time charges/gains noted above) or $.16 per basic share, compared to a net loss of $2,334,182 or $.12 per basic share for the nine months ended June 30, 2005. The $573,535 net loss ($.03 per basic share) from discontinued operations for the nine months ended June 30, 2006 relates primarily to the costs of exit activities associated with our Georgia operations. The $3,165,119 net loss ($.17 per basic share) from discontinued operations for the nine months ended June 30, 2005 includes approximately $1,963,000 associated with our Georgia operations and approximately $1,202,000 associated with our Tennessee operations.

      Our net loss for the nine months ended June 30, 2006 decreased $1,831,091 or 33% to $3,668,210 (including approximately $932,000 of one-time charges/gains noted above) or $.19 per basic share as compared to a net loss of $5,499,301 or $.29 per basic share for the nine months ended June 30, 2005.

Liquidity and Capital Resources

      As of June 30, 2006, we had $616,445 in cash and cash equivalents and a working capital deficiency of $4,229,822 of which $3,800,047 or 90% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals will be positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 7) as well as our ongoing efforts to divest and/or close historically unprofitable operations (see Notes 4 and 14). However, we believe the June 15th delisting of our stock by the American Stock Exchange could substantially limit our stock's future liquidity and impair our ability to raise capital. (see Note 12).

      The Consolidated Statements of Cash Flows reflect events in fiscal 2006 and 2005 as they affect our liquidity. During the nine months ended June 30, 2006, net cash used by operating activities was $93,243. While our net loss was $3,668,210 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,440,379 of depreciation and amortization, $205,216 of non-cash impairment loss and net loss on disposal of fixed assets and a decrease in accounts receivable of $1,471,376 which offset a $510,123 increase in inventory which is not unusual in anticipation of our seasonally stronger quarter. During the nine months ended June 30, 2005, net cash used by operating activities was $211,925 which reflects a net loss of $5,499,301 which was partially offset by depreciation and amortization of $2,706,803, a $270,000 non-cash deferred tax asset write-off, a $287,028 decrease in accounts receivable and a $1,563,500 increase to accounts payable.

      Net cash used for by investing activities was $559,954 for the nine months ended June 30, 2006 reflecting the purchase of $1,120,286 of equipment and the receipt of $444,332 from the sale of assets. The net cash used by investing activities for the nine months ended June 30, 2005 was $1,032,772 reflecting the purchase of equipment of $1,640,874 to increase capacity and efficiencies at several of our operating locations. This offset by proceeds received from the sale of our Wisconsin property.

      Net cash provided by financing activities was $904,426 during the nine months ended June 30, 2006 reflecting the positive impact of the Laurus restructuring and other notes payable and the sale of our common stock. Net cash provided by financing activities was $1,261,012 during the nine months ended June 30, 2005 and was positively impacted by availability under our new Laurus credit facility as well as increased availability under our First American credit facility. This increase was offset by repayment of notes payable of $1,222,540 and capital leases of $414,336.

      The financial statements have been prepared assuming we will continue as a going concern. We have incurred substantial losses from operations, and have a significant working capital deficiency at June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      On September 6, 2005 we entered into an agreement under which all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States were assigned to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for the three and nine months ended June 30, 2005 were approximately $440,000 and $1,202,000, respectively. During the quarter ended June 30, 2006 we reached agreement with our former Tennessee landlord regarding past due amounts and have recognized approximately $56,000 of income from discontinued Tennessee operations for the three and nine months ended June 30, 2006.

      On September 27, 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137 (see Note 5). We completed the divestiture of all Georgia operating assets as of March 1, 2006. During the quarter ended June 30, 2006 we reached agreement with several vendors regarding remaining past due amounts and reduced certain plant closure accruals resulting in approximately $129,000 of income from discontinued Georgia operations. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the three and nine months ended June 30, 2005 were approximately $785,000 and $1,963,000.

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

      On March 1, 2006, we entered into an Asset Purchase Agreement with MTR of Georgia, Inc. ("MTR") a company co-owned by a former employee. Under the agreement, we sold and assigned to MTR certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR agreed to assume all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia (see
Note 5). We received $250,000 from MTR for these assets. As additional consideration, MTR has agreed to assume financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the close of this sale.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      Due to the magnitude of continued operating losses incurred by our California subsidiary ($3.2 million since inception), our Board of Directors determined it to be in the best interest of our company to divest our California operations. A majority of the California operating losses were due to rapid market share growth within the state, significantly higher operating costs and equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. The aggregate net losses associated with our California subsidiary included in the results for the three and nine months ended June 30, 2006 were approximately $220,000 and $952,000, respectively and $59,000 and $551,000 for the three and nine months ended June 30, 2005.

      On July 17, 2006 we entered into a Stock Purchase Agreement with a third party whereby we agreed to sell our wholly-owned subsidiary, GreenMan Technologies of California, Inc. for $1,000. GreenMan Technologies of California, was formed in 2002 to acquire all of the outstanding common stock of Unlimited Tire Technologies, Inc. an Azusa, California scrap tire recycling company of which the third party was the majority owner. We do not anticipate realizing a material gain or loss on this transaction.

Credit Facility Refinancing

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of (1) a $5 million non-convertible secured revolving note (the "Revolving Note"); and (2) an $11 million secured non-convertible term note (the "Term Note").

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

      From June 2003 through March 2004, several of our officers and members of their families loaned us an aggregate of $1,345,000. These advances bear interest at 12% and mature at various times through March 2006. In April 2004, several of these individuals agreed to invest approximately $550,000 of the amounts due them under the terms of their loans into the private placement described above. In April 2004, one of our officers applied approximately $187,000 of amounts due him to pay off notes receivable due our company and in June 2004 applied approximately $114,000 of amounts due him, plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of our common stock. In addition, during the period of January to June 2006, a director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging form June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. At June 30,2006 , the remaining balance on these advances amounted to $764,320

      Operating Performance Enhancements

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

      During the third quarter of fiscal 2006, we initiated a $900,000 equipment upgrade to our Des Moines, Iowa processing facility whereby we are installing new fine grind crumb rubber processing equipment. This new equipment is expected to increase overall production capacity by over 8 million pounds per year to over 20 million pounds of crumb rubber capacity. Approximately $450,000 of the initiative was funded by a loan from the Iowa Department of Natural Resources with the balance of the project funded internally. We anticipate the initiative to be complete and operational during the fourth quarter of fiscal 2006.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the past fifteen consecutive quarters and may need additional working capital if we do not return to sustained profitability, which if not received, may force us to curtail operations.

      We have incurred substantial losses from operations over the past 15 quarters. As of June 30, 2006, we had $616,445 in cash and cash equivalents and a working capital deficiency of $4,229,822 of which $3,800,047 or 90% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals will be positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 7) as well as our ongoing efforts to divest and/or close historically unprofitable operations (see Notes 4 and 14). However, we believe the June 15th delisting of our stock by the American Stock Exchange could substantially limit our stock's future liquidity and impair our ability to raise capital. (see Note 12).

      We have invested substantial amounts of capital during the past several years in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2005 and an increase of 3% on a year to date basis during fiscal 2006 as compared to the same period during fiscal 2005. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and thus far during fiscal 2006, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 and a 1% increase on a year to date basis in fiscal 2006. We continue to experience strong demand for our end products.

The delisting of our common stock by the American Stock Exchange could substantially limit our stock's liquidity and impair our ability to raise capital.

      On April 25, 2006, we received a notice from the American Stock Exchange (the "Exchange") stating that the Exchange intends to initiate proceedings to delist the Registrant's common stock. The notice indicated that we failed to comply with Sections 134, 610, 1003(f)(iii) and 1101 of the Exchange's Company Guide. We appealed the Exchange's determination to initiate delisting proceedings and appeared before a committee of the Exchange on June 6, 2006. On June 7, 2006, we received notice from the Exchange indicating their decision to delist our common stock was affirmed and on June 15, 2006 our common stock ceased trading on the Exchange and was delisted from the Exchange on July 6,2006. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet until June 21, 2006 when we began trading on the Over-The-Counter-Bulletin-Board under the symbol "GMTI". We believe the delisting could substantially limit our stock's liquidity and impair our ability to raise capital.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes.

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note (the "Term Note"). Unlike the terms of the June 2004 credit facility with Laurus, the New Credit Facility is not convertible into shares of our common stock.

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

We will require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

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

      Our success depends largely on the skills, experience and performance of our senior management. The loss of any key member of senior management could have a material adverse effect on our business, financial condition and results of operations.

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

      A significant part of our business strategy entails future acquisitions, or significant investments in, businesses that offer complementary products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies, and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate future acquired businesses, at all or without significant distraction of management from our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

      o     we are now traded on the Over The Counter Bulletin Board;

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

      As of June 30, 2006, we have options and warrants to purchase approximately 11,752,000 shares of common stock outstanding. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of June 30, 2006, approximately 13 million shares of our common stock were eligible for sale in the public market. This represents approximately 68 percent of our outstanding shares of common stock. After the effective date of the additional registration statement we are required to file with respect to the Laurus credit facility approximately 19 shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 30 percent of our outstanding common stock as of June 30, 2006. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3 Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On April 12, 2006, we issued 500,000 shares of common stock, valued at $140,000 to one of our officers. See Note 10, "Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to
      Section 4(2) of the Securities Act.

      During the quarter ended, we issued 315,330 shares of our unregistered common stock to one of our directors upon partial conversion of $90,000 of principal and $1,676 of accrued interest on two promissory notes. See Note 8, "Notes Payable - Related Party" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 5, 2006, we issued 186,240 shares of our unregistered common stock valued at $67,046 to several directors and officers in lieu of cash for past due fees and expenses due them. See Note 12, "Stockholder's Equity" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 16, 2006, we issued 133,330 shares of our unregistered common stock valued at $30,000 to a third party for consulting services rendered during fiscal 2006. See Note 12, "Stockholder's Equity" of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 30, 2006, we issued Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price of $.01 per share. See
      Note 7, "Notes Payable/Credit Facilities," of Notes to Unaudited Condensed Consolidated Financial Statements included in this report. The issuance of this warrant is exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

            4.1 Common Stock Purchase Warrant, dated June 30, 2006, issued to Laurus Master Fund, Ltd.

            4.2 Letter of Common Stock Purchase Warrant cancellation, dated June 30, 2006, by and among GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            4.3 Registration Rights Agreement dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

            4.4 Reaffirmation and Ratifiction Agreement dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

            4.5 Stock Pledge Agreement, dated June 30, 2006, by and among GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            4.6 Escrow Agreement dated June 30, 2006, among GreenMan Technologies, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP, as Escrow Agent

            10.1 Subordination Agreement, dated March 15, 2006 by and among Nicholas and Nancy DeBenedictis in favor of Laurus Master Fund, Ltd.

            10.2 Amended and Restated Security Purchase Agreement, dated June 30, 2006, by and among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

            10.3 Secured Non-Convertible Term Note, dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

            10.4 Secured Non-Convertible Revolving Note, dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

            10.5 $30,000 Unsecured Promissory Note issued by GreenMan Technologies, Inc. to Nicholas and Nancy DeBenedictis dated May 6, 2006

            10.6 Mutual General Release by and between GreenMan Technologies, Inc.,etal and Republic Services, Inc. dated June 30,2006.

            10.7 $150,000 Promissory Note by GreenMan Technologies, Inc. to Republic Services of Georgia, LP dated June 30, 2006.

            10.8* Employment Agreement dated April 12, 2006, between Greenman Technologies,Inc. and Lyle Jensen

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            32.1      Certification of Chief Executive Officer under 18 U.S.C
                      Section 1350

            32.2      Certification of Chief Financial Officer under 18 U.S.C
                      Section 1350

(a)   Reports on Form 8-K

      1.    Form 8-K dated April 10, 2006 (filed April 11, 2006), covering Items
            2.02 and 9.01

      2.    Form 8-K dated April 12, 2006 (filed April 17, 2006), covering Items
            5.02 and 9.01

      3.    Form 8-K dated April 27, 2006 (filed April 27, 2006), covering Items
            3.01 and 9.01

      4.    Form 8-K dated June 7, 2006 (filed June 13, 2006), covering Items
            3.01 and 9.01

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