Form 10KSB
period 2006-09-30
GREENMAN TECHNOLOGIES INC
filed 2006-12-15
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended September 30, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13776


                           GreenMan Technologies, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 Delaware                             71-0724248
        ----------------------------               ----------------
        (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)           Identification No.)


        12498 Wyoming Ave So., Savage, MN                 55378
     ----------------------------------------           ----------
     (Address of principal executive offices)           (Zip Code)


Issuer's telephone number  (781) 224-2411

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of each class

Common Stock, $ .01 par value
---------------------------------
    (Title of each class)


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

The issuer's revenues for the fiscal year ended September 30, 2006 were $17,607,812.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 1, 2006 was $6,410,766.

As of December 1, 2006, 21,493,595 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|   No |X|

                     GREENMAN TECHNOLOGIES, INC.
INDEX

                                                                            Page
PART I

Item 1.   Business                                                            4
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder 8 Matters and Small Business Issuer's Purchases of Equity Securities
Item 6. Management's Discussion and Analysis of Financial Condition and 9 Results of Operations
Item 7.   Financial Statements                                               19
Item 8. Changes in and Disagreements with Accountants on Accounting and 19 Financial Disclosure
Item 8A.  Disclosure Controls and Procedures                                 20

PART III

Item 9.   Directors, Executive Officers, and Key Employees                   20
Item 10.  Executive Compensation                                             21
Item 11. Security Ownership of Certain Beneficial Owners and Management 24 and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions                     26
Item 13.  Exhibits and Reports on Form 8-K                                   27
Item 14.  Principal Accountant Fees and Services                             31

Signatures

Exhibits

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently actual results may differ materially from those projected, anticipated, or implied.

                                     PART I

Item 1. Description of Business

General

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has been operated as a Delaware corporation since 1995. Today, we comprise two operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Savage, Minnesota and currently operate tire processing operations in Iowa and Minnesota.

      Our tire processing operations are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e., product revenue).

Recent Developments

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. Unlike our previous credit facility with Laurus, the New Credit Facility is not convertible into shares of common stock.

      The revolving note has a term of three years from the closing, bears interest on any outstanding amounts at the prime rate published in The Wall Street Journal from time to time plus 2%, with a minimum rate of 8%. The amount we may borrow at any time under the revolving note is based on our eligible accounts receivable and our eligible inventory with an advance rate equal to 90% of our eligible accounts receivable (90 days or less) and 50% of finished goods inventory up to a maximum of $5 million minus such reserves as Laurus may reasonably in its good faith judgment deem necessary and proper from time to time. There were no amounts outstanding under the line at September 30, 2006.

      The term note has a maturity date of June 30, 2009 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 2% with a minimum rate of 8%. Interest on the loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum payments of $400,000; and (iii) the balance of the principal shall be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than 95 days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) our aggregate net operating cash flow generated in such fiscal year less (b) our aggregate capital expenditures in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a) of this sentence. The term loan maybe prepaid at any time without penalty. We used approximately $9,972,000 of the same term loan proceeds to repay certain existing debt (including approximately $8.5 million due to Laurus) and to pay approximately $888,000 of transaction fees associated with the New Credit Facility.

      In connection with the New Credit Facility, we also issued to Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $.01 per share. Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate number of shares of the common stock traded on such trading day. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock were canceled as part of these transactions. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the New Credit Facility.

      During the third quarter of fiscal 2006, we initiated a $950,000 equipment upgrade to our Des Moines, Iowa processing facility installing new fine grind crumb rubber processing equipment. The equipment became operational during September 2006. This new equipment is expected to increase overall production capacity by over 8 million pounds per year to over 20 million pounds of crumb rubber capacity. Approximately $450,000 of the initiative was funded by a long term loan from the Iowa Department of Natural Resources with the balance of the project funded through internally generated cash flow and Iowa's line of credit. The Iowa line of credit was subsequently paid off in conjunction with our June 2006 Laurus refinancing.

      Due to the magnitude of continued operating losses incurred by our California subsidiary ($3.2 million since inception), our Board of Directors determined it to be in the best interest of our company to divest our California operations. A majority of the California operating losses were due to rapid market share growth within the state, significantly higher operating costs and equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. The aggregate net losses associated with our California subsidiary included in the results for years ended September 30, 2006 and 2005 were approximately $1,005,000 and $1,365,000 respectively.

      In July 2006 we sold our California subsidiary to a third party for $1,000. We did not recognize a material gain or loss on this transaction.

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs; and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires.

      In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. During fiscal 2006 we reduced certain plant closure accruals and reached agreement with our former Tennessee landlord regarding past due amounts aggregating $56,000 and recognized approximately $70,000 of insurance credits resulting in approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

      In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. The aggregate net losses incurred during fiscal 2006 associated with our discontinued Georgia operation was approximately $582,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.0 million.

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation "Liquidity and Capital Resources - Divestiture of Unprofitable Operations").

      In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation "Liquidity and Capital Resources - Divestiture of Unprofitable Operations").

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2006.

Products and Services

      Our tire processing operations are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e., product revenue).

      We collect scrap tires from three sources:

      o     local, regional and national tire stores;
      o     tire manufacturing plants; and
      o illegal tire piles being cleaned-up by state, county and local governmental entities.

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

      In some states where we previously had disposal contracts with cement kilns, our whole tire operations were paid a fee by other tire collectors to dispose of whole tires at our location. We paid the cement kilns a fee to accept the whole tires which they then use as an alternative fuel source to coal, while also providing a source of iron oxide which is required in the cement making process. As of September 30, 2006, we no longer have any disposal contracts with cement kilns.

Manufacturing/Processing

      Our tire shredding operations currently have the capacity to process about 15 million passenger tire equivalents annually. Our continuing operations collected approximately 12.1 million passenger tire equivalents in the fiscal year ended September 30, 2006 compared to approximately 14.1 million passenger tire equivalents during the year ended September 30, 2005. We anticipate processing over 12.6 million passenger tire equivalents in fiscal 2007, based on current processing volumes.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically yielding a "95% wire-free chip." This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel ("waste wire"), which we have historically disposed of at significant annual costs. Our Iowa and Minnesota facilities further process the waste wire residual into saleable components of rubber and steel, which reduces residual disposal costs and provides additional sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets.

Raw Materials

      We believe we will have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the 2006 Scrap Tire and Rubber User's Directory, in 2005 approximately 297 million passenger tire equivalents (approximately one per person per year) were discarded in the United States ("current generation scrap tires") in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. Additionally, approximately 241 million passenger tire equivalents are currently recycled, of which approximately 130 million are burned as tire-derived fuel; 55 million are used in civil engineering applications; and 56 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 56 million remaining passenger tire equivalents are now added to landfills annually. Based on this and other data, there appears to be an adequate supply of tires to meet our needs.

Customers

      Our customers continue to consist of major tire manufacturers, local and regional tire outlets, and state and local governments. We have many long-term, stable relationships with our customers and we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2006 and 2005, no single customer accounted for more than 10% of our total net sales.

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

Competition

      We compete in a highly fragmented and decentralized market with a large number of small competitors. Although we continue to believe there is an opportunity for industry consolidation, we have focused our attention on strategic value-added vertical integration. Our strategy is to continue to increase the number of passenger tire equivalents that we processes through aggressive sales and marketing efforts as well as continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

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

      We have used the name "GreenMan" in interstate commerce since inception and assert a common law right in and to that name.

Employees

      As of September 30, 2006, we had 79 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 2. Description of Properties

      Our Minnesota location consists of production facilities and office space situated on approximately eight acres which we lease from a related party. The lease expires in 2016, but provides for two additional four-year extensions. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      Our Iowa location consists of production facilities and office space situated on approximately four acres which we lease on a triple net basis from a related party. The lease expires in 2013 and provides us with a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. In addition, we entered into a new lease with the same related party for approximately three additional acres adjacent to our Iowa facility expiring in 2013. (See "Item 12. Certain Relationships and Related Transactions
- Related Party Transactions.")

      In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and 65,000 shares of our common stock (valued at $32,500). We are allowed to remain in the existing space through December 31, 2006. In addition, as part of the settlement agreement, the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000).

      In September 2005, we ceased operations at our Tennessee facility and substantially curtailed operations at our Georgia location during the quarter ended December 31, 2005. The Tennessee lease expired in 2005. The Georgia location consists of production facilities and office space which we lease pursuant to an April 2001 sale/leaseback arrangement originally expiring in 2021. In February 2006, we renegotiated the lease to permit us to terminate the lease with 180 days notice. Despite early termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale of the premises by the landlord; (2) the date on which the landlord begins leasing the premises to a new tenant; or (3) three years from the date on which we vacate the property. (See "Item 12. Certain Relationships and Related Transactions - Related Party Transactions.")

      During the period of February 16, 2006 to March 1, 2006, we completed the sale of substantially all GreenMan of Georgia operating assets to two companies, one of which is co-owned by a former employee. In addition, we entered into a sublease agreement with each party with respect to part of the premises located in Georgia with a rolling six month commitment from each party.

      We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3. Legal Proceedings

      As of September 30, 2006, approximately 14 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.4 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of September 30, 2006, 5 vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $237,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

Item 4. Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders on July 27, 2006. The matters considered at the meeting and the results for each vote were as follows:

                                                             For          Against       Abstain
                                                          ----------      -------       -------
Vote 1 - Election of  the Board of Directors
  Maurice E. Needham ...............................      13,783,603      543,242         N/A
  Lyle Jensen ......................................      13,789,028      537,817         N/A
  Lew Boyd .........................................      13,799,603      527,242         N/A
  Dr. Allen Kahn ...................................      13,799,603      527,242         N/A
  Nicholas DeBenedictis ............................      13,800,028      526,817         N/A

Vote 2 - Ratify the selection of Wolf and Company as
our independent auditors for the fiscal year ended
September 30, 2006 .................................      14,265,374       31,400      30,071


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer's Purchases of Equity Securities

      Our common stock traded on the American Stock Exchange from September 2002 through June 15, 2006 under the symbol "GRN." Our common stock ceased trading on the Exchange and was delisted from the Exchange on July 6, 2006. During the period of June 15 through June 20, 2006 our common stock traded on the Pink Sheet, and on June 21, 2006 our stock began trading on the OTC Bulletin Board under the symbol "GMTI". The following table sets forth the high and low bid quotations for our common stock for the periods indicated as quoted on the American Stock Exchange, the Pink Sheet and the OTC Bulletin Board, for these respective periods. Quotations from the Pink Sheet and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        Common Stock
                                                   ----------------------
                                                     High            Low
                                                     ----            ---
Fiscal 2005
-----------
Quarter Ended December 31, 2004 ................    $1.57           $1.11
Quarter Ended March 31, 2005 ...................     1.55            0.79
Quarter Ended June 30, 2005 ....................     0.94            0.44
Quarter Ended September 30, 2005 ...............     0.44            0.22

Fiscal 2006
-----------
Quarter Ended December 31, 2005 ................    $0.27           $0.15
Quarter Ended March 31, 2006 ...................     0.32            0.14
Quarter Ended June 30, 2006 ....................     0.57            0.23
Quarter Ending September 30, 2006 ..............     0.40            0.26

      On December 1, 2006, the closing price of our common stock was $ .46 per share.

      As of September 30, 2006, we estimate the approximate number of stockholders of record of our common stock to be 2,200. This number excludes individual stockholders holding stock under nominee security position listings.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future. In addition, our agreements with Laurus Master Fund, Ltd. prohibit the payment of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operation losses, in July 2006 we sold our California subsidiary. Accordingly, we have classified all three respective entity's results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Fiscal Year ended September 30, 2006 Compared to Fiscal Year ended September 30, 2005

      Net sales from continuing operations for the fiscal year ended September 30, 2006 decreased $703,650 or 4% to $17,607,812 as compared to last year's net sales from continuing operations of $18,311,462. Our continuing operations processed approximately 12.1 million passenger tire equivalents during the fiscal year ended September 30, 2006, compared to approximately 14.1 million passenger tire equivalents during the same period last year. The decrease was attributable to the completion of an Iowa scrap tire cleanup project during fiscal 2005 which accounted for approximately $1,188,000 of revenue and 1.25 million passenger tire equivalents during fiscal 2005.

      In addition to the impact of the completion of the Iowa cleanup project in 2005, the remaining decrease in overall inbound tire volume was attributable a corporate-wide effort initiated during fiscal 2005 to evaluate our inbound collection infrastructure and implement price increases where warranted and terminate service in situations where price increases were not an alternative. While these initiatives reduced our overall inbound tire volume the overall fee we are paid to collect and dispose of a scrap tire ("tipping fee") increased 5% (a 6% increase when the prior year Iowa scrap tire cleanup revenue is removed) as compared to last year. While these initiatives reduced our overall inbound tire volume growth rate and may negatively impact our overall gross tipping fee revenue, we believe these efforts will continue to improve our performance through lower labor, parts and maintenance costs.

      Gross profit for the fiscal year ended September 30, 2006 was $4,654,059 or 26% of net sales, compared to $3,508,828 or 19% of net sales for fiscal year ended September 30, 2005. Our cost of sales decreased $1,848,881 or 13% primarily due to decreased collection and processing costs associated with lower inbound volume, reduced residual disposal costs associated with several large civil engineering projects (which use more of the scrap tire including waste wire) and our ongoing efforts to reduce operating costs where available.

      Selling, general and administrative expenses for the fiscal year ended September 30, 2006 increased $855,793 to $3,549,803 or 20% of net sales, compared to $2,694,010 or 15% of net sales for the fiscal year ended September 30, 2005. The increase was primarily attributable to an increase of $343,000 (including approximately $397,000 of one-time severance costs related to our former Chief Executive Officer and our California divestiture in July 2006) associated with continuing operations and the re-allocation of approximately $571,000 of net corporate operating expenses which were absorbed by discontinued operations in prior years.

      During fiscal 2005 management determined that the carrying value of certain transportation equipment was impaired and recorded an impairment loss amounting to $57,183 during the fiscal year ended September 30, 2005. In addition, due to the magnitude of our fiscal 2005 losses, management determined that the carrying value of corporate-wide goodwill to be impaired and accordingly wrote-off all remaining goodwill recording an additional non-cash impairment loss of $783,410.

      As a result of the foregoing, we had operating income of $1,104,256 for the fiscal year ended September 30, 2006 as compared to an operating loss of $25,775 for the fiscal year ended September 30, 2005.

      Cash interest and financing expense for the fiscal year ended September 30, 2006 increased $1,482,578 to $2,312,071, compared to $829,493 during the fiscal 2005. The increase is attributable to the inclusion of approximately $888,000 of fees and expenses and $131,256 of deferred interest associated with the June 2006 Laurus credit facility restructuring, increased rates and the allocation of all Laurus related cash interest to continuing operations during the fiscal year ended September 30, 2006 (approximately $127,000 was allocated to discontinued operations during fiscal 2005). Non-cash financing fees and interest decreased $274,549 to $1,273,014 for the fiscal year ended September 30, 2006 and as compared to $1,547,563 for the same period last year. The decrease was attributable to the completion of all amortization of deferred financing fees in conjunction with the June 2006 Laurus refinancing.

      During the fiscal year ended September 30, 2006 we recognized approximately $353,476 of a gain on debt restructuring associated with the June 2006 restructuring of the promissory note payable to Republic Services of Georgia (see Note 5).

      We recorded a provision for state income tax expense of $65,337 during the fiscal year ended September 30, 2006 based on certain subsidiary state income tax obligations. Based on the magnitude of our fiscal 2005 losses, we determined the near-term realizability of a $270,000 non-cash deferred tax asset to be less likely than not and therefore have provided a valuation allowance on the entire amount during the fiscal year ended September 30, 2005.

      As a result of the foregoing, our net loss after income taxes from continuing operations for the fiscal year ended September 30, 2006 decreased $443,247 to $2,244,978 (including approximately $932,000 of net one-time charges noted above) or $.11 per basic share, compared to a net loss of $2,688,225 or $.13 per basic share for the fiscal year ended September 30, 2005.

      The $1,460,981 net loss ($.08 per basic share) from discontinued operations for the fiscal year ended September 30, 2006 includes approximately $1 million of losses incurred by our former California subsidiary with the balance relating primarily to the costs of exit activities associated with our Georgia operations. The $6,518,532 net loss ($.34 per basic share) from discontinued operations for the fiscal year ended September 30, 2005 includes approximately $3.4 million associated with our Georgia operations, approximately $1.8 million associated with our Tennessee operations and $1.3 million associated with our California operations. The estimated loss on disposal of discontinued operations for the fiscal year ended September 30, 2005 includes approximately $1.3 million relating to our Tennessee operations and approximately $4.6 million in connection with our Georgia facility. Losses primarily relate to the write-off of property, equipment, goodwill, an acquisition deposit and costs of exit activities.

      Our net loss for the fiscal year ended September 30, 2006 decreased $11,466,750 or 76% to $3,705,959 (including approximately $932,000 of net one-time charges noted above) or $.19 per basic share as compared to a net loss of $15,172,709 or $.79 per basic share for the fiscal year ended September 30, 2005.

Liquidity and Capital Resources

      As of September 30, 2006, we had $639,014 in cash and cash equivalents and a working capital deficiency of $3,989,555 of which $3,414,834 or 86% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility as well as our divestiture of historically unprofitable operations during fiscal 2006 and 2005. However, we believe the June 15th delisting of our stock by the American Stock Exchange could substantially limit our stock's future liquidity and impair our ability to raise capital.

      The Consolidated Statements of Cash Flows reflect events in fiscal 2006 and 2005 as they affect our liquidity. During the fiscal year ended September 30, 2006, net cash provided by operating activities was $372,922. While our net loss was $3,705,959 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,808,591 of depreciation and amortization, $264,543 of non-cash impairment loss and net loss on disposal of fixed assets and a decrease in accounts receivable and other current assets aggregating $1,736,704 which offset a $289,603 decrease in accounts payable. During the fiscal year ended September 30, 2005, net cash used by operating activities was $450,536 which reflects a net loss of $15,172,709 which was partially offset by the following non-cash expenses and changes to our working capital: $4,020,633 of depreciation and amortization, $3,618,150 of non-cash net loss on disposal of fixed assets (including capital leases), $3,591,077 of non-cash goodwill impairment, a decrease in accounts receivable, product inventory and other current assets of $1,243,190 in aggregate and an increase in accounts payable and accrued expenses of $1,938,606 in aggregate.

      Net cash used for by investing activities was $863,880 for the fiscal year ended September 30, 2006 reflecting the purchase of $1,424,212 of equipment and the receipt of $560,332 from the sale of assets. The net cash used by investing activities for the fiscal year ended September 30, 2005 was $987,991 reflecting the purchase of $1,596,093 of equipment to increase capacity and efficiencies at several of our operating locations. This was offset by proceeds received from the sale of our Wisconsin property as our Wisconsin operations were consolidated into Minnesota during fiscal 2005.

      Net cash provided by financing activities was $764,787 during the fiscal year ended September 30, 2006 reflecting the positive impact of the Laurus restructuring and other notes payable and the sale of our common stock. Net cash provided by financing activities was $1,293,956 during the fiscal year ended September 30, 2005 and was positively impacted by availability under our new Laurus credit facility as well as increased availability under our First American credit facility. This increase was offset by repayment of notes payable of $2,002,404 and capital leases of $538,848.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005 and our California ($3.2 million since inception) subsidiary in fiscal 2006, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern and West coast operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. A majority of the California operating losses were due to significantly higher operating costs and equipment reliability issues resulting from aging equipment.

      In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. We accrued $165,000 of estimated costs associated with the Tennessee closure at September 30, 2005. During fiscal 2006 we incurred and charged against the accrual approximately $109,000. In addition, $56,000 was reversed into income as result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord regarding past due amounts. Additionally, we recognized $70,000 associated with insurance credits. In aggregate, we recognized approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

      In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. The aggregate net losses incurred during fiscal 2006 associated with our discontinued Georgia operation was approximately $582,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.0 million.

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation "Liquidity and Capital Resources - Divestiture of Unprofitable Operations").

      In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation "Liquidity and Capital Resources - Divestiture of Unprofitable Operations").

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2006.

      In July 2006 we sold our California subsidiary to a third party for $1,000. The aggregate net losses associated with our California subsidiary included in the results for years ended September 30, 2006 and 2005 were approximately $1,005,000 and $1,365,000 respectively.

Credit Facility Refinancing

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. Unlike our previous credit facility with Laurus, the New Credit Facility is not convertible into shares of common stock.

      The revolving note has a term of three years from the closing, bears interest on any outstanding amounts at the prime rate published in The Wall Street Journal from time to time plus 2%, with a minimum rate of 8%. The amount we may borrow at any time under the revolving note is based on our eligible accounts receivable and our eligible inventory with an advance rate equal to 90% of our eligible accounts receivable (90 days or less) and 50% of finished goods inventory up to a maximum of $5 million minus such reserves as Laurus may reasonably in its good faith judgment deem necessary and proper from time to time. There were no amounts outstanding under the line at September 30, 2006.

      The term note has a maturity date of June 30, 2009 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 2% with a minimum rate of 8%. Interest on the loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum payments of $400,000; and (iii) the balance of the principal shall be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than 95 days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) our aggregate net operating cash flow generated in such fiscal year less (b) our aggregate capital expenditures in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a) of this sentence. The term loan maybe prepaid at any time without penalty. We used approximately $9,972,000 of the same term loan proceeds to repay certain existing debt (including approximately $8.5 million due to Laurus) and to pay approximately $888,000 of transaction fees associated with the New Credit Facility.

      In connection with the New Credit Facility, we also issued to Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $.01 per share. Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate number of shares of the common stock traded on such trading day. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock were canceled as part of these transactions. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the New Credit Facility.

      We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon exercise of the new warrant. We have not yet completed the registration statement of the underlying shares and Laurus has waived any default resulting from the delay in filing until January 30, 2007.

      Subject to applicable cure periods, amounts borrowed under the New Credit Facility are subject to acceleration upon certain events of default, including:
(i) any failure to pay when due any amount we owe under the New Credit Facility;
(ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation, in any material respect, made by us to Laurus in the documents governing the New Credit Facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock; (vii) any failure to deliver shares of common stock upon exercise of the warrant; (viii) certain defaults under agreements related to any of our other indebtedness; and
(ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of a default.

      Our obligations under the New Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries.

Additional Steps to Increase Liquidity

      Over the last several years, we have funded portions of our operating cash flow from sales of equity securities, loans from officers and related parties, increased borrowings and extending payments to our vendors.

      In November 2000, a director loaned us $200,000 under an unsecured promissory note which bore interest at 12% per annum with interest due monthly and the principal due in November 2001. In June 2001 and again in June 2004, the director agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2007. On August 24, 2006, the director converted the $200,000 of principal and $76,445 of accrued interest into 953,259 unregistered shares of common stock at a price of $.29 which was the closing price of our stock on the date of conversion.

      In addition, during the period of January to June 2006, another director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion.

Operating Performance Enhancements

      Historically, our tire shredding operations were able to recover and sell approximately 60% of a processed tire with the balance disposed of as waste wire residual (cross-contaminated rubber and steel) at a significant cost. During the past several years we have purchased secondary equipment for our Iowa and Minnesota facilities to further process the waste wire residual into saleable components of rubber and steel that not only provide new sources of revenue but also significantly reduced our residual disposal costs.

      During the third quarter of fiscal 2006, we initiated a $950,000 equipment upgrade to our Des Moines, Iowa processing facility installing new fine grind crumb rubber processing equipment. The equipment became operational during September 2006. This new equipment is expected to increase overall production capacity by over 8 million pounds per year to over 20 million pounds of crumb rubber capacity. Approximately $450,000 of the initiative was funded by a long term loan from the Iowa Department of Natural Resources with the balance of the project funded through internally generated cash flow and Iowa's line of credit. The Iowa line of credit was subsequently paid off in conjunction with our June 2006 Laurus refinancing.

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

      Based on our fiscal 2007 operating plan, available working capital, revenues from operations and anticipated availability under our working capital line of credit with Laurus, we believe we will be able to satisfy our cash requirements through the third quarter of fiscal 2008 at which time our Laurus principal payments increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Footnote 8 to the Audited Consolidated Financial Statements contained in our annual report on Form 10-KSB.

Cautionary Statement

      Information contained or incorporated by reference in this document contains contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently actual results may differ materially from those projected, anticipated, or implied.

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the last sixteen consecutive quarters and may need additional working capital if we do not return to sustained profitability, which if not received, may force us to curtail operations.

      We have incurred substantial losses from operations over 15 of the past 16 consecutive quarters. As of September 30, 2006, we had $639,014 in cash and cash equivalents and a working capital deficiency of $3,989,555 of which $3,414,834 or 86% of the total is associated with our discontinued Georgia operations. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility as well as our divestiture of historically unprofitable operations. However, in the fourth quarter of fiscal 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

The delisting of our common stock by the American Stock Exchange could substantially limit our stock's liquidity and impair our ability to raise capital.

      Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain stockholder's equity in excess of $4 million as required by the Exchange's Company Guide when a company has incurred losses in three of the four most recent fiscal years. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet until June 21, 2006 when we began trading on the Over-The-Counter-Bulletin-Board under the symbol "GMTI". We believe the delisting could substantially limit our stock's liquidity and impair our ability to raise capital.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes. We have not yet completed a required registration statement of shares underlying the Laurus warrants and have received a waiver from Laurus of any defaults until January 31, 2007.

      On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the "New Credit Facility"). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. Unlike the terms of the June 2004 credit facility with Laurus, the New Credit Facility is not convertible into shares of our common stock.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

      Effective internal controls are necessary for us to provide reliable financial reports and effectively minimize the possibility of fraud and its impact on our company. If we cannot continue to provide financial reports or effectively minimize the possibility of fraud, our business reputation and operating results could be harmed.

      In addition, we will be required as currently proposed, to include the management and auditor reports on internal controls as part of our annual report for the fiscal year ending September 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective internal controls over financial reporting and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

      We cannot be certain as to the timing of the completion of our evaluation and testing, the timing of any remediation actions that may be required or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of the Sarbanes-Oxley Act, we might become subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission or any securities exchange on which we may be trading at that time, which action may be injurious to our reputation and affect our financial condition and decrease the value and liquidity of our common stock.

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

      o     we are now traded on the OTC Bulletin Board;

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

We have options and warrants currently outstanding. Exercise of these options and warrants, and conversions of these promissory notes will cause dilution to existing and new shareholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our stock.

      As of September 30, 2006, we have options and warrants to purchase approximately 10,942,959 shares of common stock outstanding. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2006, approximately 13.6 million shares of our common stock were eligible for sale in the public market. This represents approximately 61 percent of our outstanding shares of common stock. We are required to register additional shares of common stock owned by certain stockholders. After the effective date of the registration statement for those shares, approximately
19.6 million shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 35 percent of our outstanding common stock as of September 30, 2006. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Recent Accounting Pronouncements

      SFAS 123(R) - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. We adopted SFAS No. 123(R) effective on October 1, 2006.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

      As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We do not expect the adoption of SFAS No. 123(R) to have a material effect on our results of operations. However, our results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The unamortized compensation costs at September 30, 2006 was $117,690.

      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on the consolidated financial statements.

      SFAS No. 154 - In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", to amend Opinion 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The effective date for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This pronouncement is not expected to have a material effect on our financial statements.

      SFAS No. 155 - In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" as an amendment to SFAS No. 133 and 140. This Statement:

      a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

      This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material effect on our consolidated financial position or results of operations.

      SFAS No. 157 - In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

      FIN No. 48 - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions"; an Interpretation of SFAS No. 109 ("FIN 48"), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not", based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the "more likely than not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial position or results of operations.

      Sarbanes-Oxley Section 404 - The Securities and Exchange Commission issued two releases on August 6, 2006 to grant smaller public companies and many foreign private issuers further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Commission is proposing to grant relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The initial compliance date for these companies would be moved from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after Dec. 15, 2007. The Commission also proposes to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline would be moved to the first annual report for a fiscal year ending on or after Dec. 15, 2008. This proposed extension would result in all non-accelerated filers being required to complete only the management's portion of the internal control requirements in their first year of compliance with the requirements. This proposal is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with Section 404's reporting requirements. This proposed extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission intends to issue, to improve the efficiency of the Section 404(b) auditor attestation report process.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages F-1 through F-27 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 8A. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

Name                               Age             Position
----                               ---             --------

Maurice E. Needham .............   66     Chairman of the Board of Directors
Lyle Jensen.....................   56     Chief Executive Officer; President;
                                          Director
Charles E. Coppa ...............   43     Chief Financial Officer; Treasurer;
                                          Secretary
Dr. Allen Kahn..................   85     Director
Lew F. Boyd ....................   61     Director
Nicholas DeBenedictis...........   47     Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. During fiscal 2006, the Board agreed that each outside director would receive $2,500 per quarter in recognition of the increased frequency of telephonic Board meetings. Previously, outside directors received $2,500 per meeting attended. In addition, during fiscal 2006, the Compensation Committee agreed to discontinue future option grants made to outside directors pursuant the Non-Employee Director Stock Option Plan.

      We have established an Audit Committee consisting of Messrs. DeBenedictis (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and DeBenedictis. Our Board of Directors has determined that Mr. DeBenedicits is an "audit committee financial expert" within the meaning given that term by Item 401(e) of Regulation S-B and that Mr. DeBenedictis is "independent" within the meaning given to that term by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. On April 12, 2006 Mr. Jensen resigned as Chair of the Audit Committee and as a member of the Compensation Committee and Mr. DeBenedictis became Chair of the Audit Committee and joined the Compensation Committee.

      MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He has also served as a Director of Comtel Holdings, an electronics contract manufacturer since April 1999. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director.

      LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket leader of fluid maintenance equipment. Prior to that he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988 and various financial and general management roles within Rockwell International from 1973 to 1984.

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

      NICHOLAS DEBENEDICTIS has been a Director since September 2005. Mr. DeBenedictis has been an independent investment advisor for the past nine years and has over 16 years of experience in the financial markets and securities business including positions with E.W. Smith Securities, Smith Barney, and Janney Montgomery Scott.

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

Item 10. Executive Compensation

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2006, 2005 and 2004, to our Chief Executive Officer, Former Chief Executive Officer and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                               Compensation
                                             Annual Compensation                                Securities
                                             -------------------             Other Annual       Underlying       All Other
 Name and Principal Position       Fiscal Year      Salary        Bonus     Compensation (1)    Options (2)   Compensation (3)
 ---------------------------       -----------      ------        -----     ----------------    -----------   ----------------

Lyle Jensen ................          2006        $ 81,250      $43,000         $ 6,683            500,000          $  --
Chief Executive Officer

Robert H. Davis ............          2006        $134,167      $  --           $13,186               --            $102,252
Chief Executive Officer               2005         230,000         --            23,802               --               --
(Resigned April 12, 2006)             2004         230,000         --            21,468               --               --

Charles E. Coppa ...........          2006        $145,000      $48,000         $ 8,396            137,000          $  --
Chief Financial Officer               2005         130,000         --             8,396               --               --
                                      2004         130,000         --            22,906             60,000             --

(1) Represents payments made to or on behalf of Messrs. Jensen, Davis and Coppa for health, life and disability insurance and auto allowances.
(2) The fiscal 2006 grants represent options granted to Mr. Jensen in April 2006 and Mr. Coppa in June 2006. The fiscal 2004 grant represents options granted to Mr. Coppa in August 2004 and were subsequently cancelled in March 2005.
(3) The other compensation paid to Mr. Davis represents seven months of severance payments made pursuant to an agreement underwhich Mr. Davis receives twelve months salary and health insurance reimbursement commencing May 2006 and ending April 2007.

Options/SAR Grants Table

      The following table sets forth each grant of stock options made during the year ended September 30, 2006 held by the executives named in the Summary Compensation Table above.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Market
                                         Number of            % of Total      Exercise       Price
                                         Securities         Options Granted     Price       On Date
                                         Underlying         to Employees in      Per        of Grant      Expiration
Name                                  Options Granted       the Fiscal Year     Share      Per Share         Date
----                                  ---------------       ---------------     -----      ---------         ----

Lyle Jensen.................              500,000                53.8%          $0.28        $0.28         4/12/16

Robert H. Davis.............                 --                   --             --            --             --

Charles E. Coppa............              137,000                14.8%          $0.36        $0.36          6/5/16

      Options granted have a ten year term and vest at an annual rate of 20% over a five-year period from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning the value of unexercised options as of September 30, 2006 held by the executives named in the Summary Compensation Table above.

                                       Shares                     Number of Securities Underlying         Value of Unexercised
                                       Acquired        Value            Unexercised Options               In-the-Money Options
                                   on Exercise (1)    Realized       at September 30, 2006 (2)           at September 30, 2006
                                   ---------------    --------       -------------------------           ---------------------
Name                                                              Exercisable     Unexercisable      Exercisable    Unexercisable
----                                                              -----------     -------------      -----------    -------------

Lyle Jensen.................             --              $--         28,000          505,500             $--           $--
Robert H. Davis ............             --               --           --               --               $--           $--
Charles E. Coppa ...........             --               --        366,000          138,500             $--           $--

(1) There were no options exercised during the fiscal year ended September 30, 2006.

(2) The options granted to the executive officers became exercisable commencing February 20, 2003 in the case of Mr. Jensen and December 30, 1997 in the case of Mr. Coppa. In the case of Mr. Jensen, 6,000 options granted under the 1996 Non-Employee Director plan vested immediately upon grant and have a term of 10 years. All other options including those granted to Mr. Coppa vest at an annual rate of 20% and have a 10 year term.

Employment Agreements

      On April 12, 2006, we entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen will receive a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen also received a relocation allowance of $23,603 and receives a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under our 2005 Stock Option Plan to purchase 500,000 shares of our common stock with an exercise price of $.28 per share. The options vest at an annual rate of 20% over a five year period from date of grant and have a ten year term.

      The agreement also provides for Mr. Jensen to be eligible to receive incentive compensation based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization ("EBITDA") as a percentage of our revenue, as follows:

                          EBITDA as
                         % of Revenue                Performance Incentive
                         ------------                ---------------------
Base:                   10.0 % or Less       None
Level I:                10.1% - 12.0%        10% of EBITDA dollars above Base
Level II:               12.1% - 15.0%        12% of EBITDA dollars above Base
Level III:                 > 15.0%           15% of EBITDA dollars above Base

      In fiscal 2006, Mr. Jensen received an incentive bonus of $43,000 based on our performance from his date of hire to the fiscal year-end. In addition, Mr. Jensen will be eligible to be awarded qualified options to purchase up to 100,000 additional shares of common stock annually, with the actual amounts contingent on achieving certain levels of EBITDA performance. The right to exercise all options will accelerate in full immediately prior to any transaction or series of sequenced events in which all or substantially all of our assets or common stock are sold to or merged with a third party or third parties. In addition, upon signing of his employment agreement, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 which was the closing bid price of our common stock on the date the agreement was executed.

      In April 1999, we entered into a three-year employment agreement with Mr. Davis pursuant to which Mr. Davis received a salary of $230,000 per annum. The agreement automatically renewed for three additional years upon each anniversary, unless notice of non-renewal is given by either party, and provided for payment of twelve months salary as a severance payment for termination without cause. The agreement also provided for Mr. Davis to receive incentive compensation based on the following certain financial performance measures. No bonus was payable for fiscal 2006, 2005 or 2004. On April 12, 2006, the Board of Directors accepted Mr. Davis's resignation as President, Chief Executive Officer and a member of the Board of Directors. Pursuant to the terms of his employment agreement, Mr. Davis is to receive severance of 12 months salary plus benefits starting May 1, 2006 (valued at $260,000) plus all accrued and unpaid vacation (valued at $40,000).

      In June 1999, we entered into a two-year employment agreement with Mr. Coppa pursuant to which Mr. Coppa received a salary of $130,000 per annum. In July 2006, the Compensation Committee agreed to increase Mr. Coppa's base salary to $150,000. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. During fiscal 2006, the Compensation Committee agreed to grant him a one-time $48,000 bonus. Mr. Coppa used $20,000 (net of taxes) of his bonus to purchase 50,000 shares of unregistered common stock from the company. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

      In June 2003, we entered into a three-year employment agreement with Mr. Needham pursuant to which Mr. Needham receives a salary of $90,000 per annum. In July 2006, Mr. Needham agreed to a 30% reduction in his base salary in recognition of on going efforts to reduce corporate overhead. The agreement automatically renews for three additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

Stock Option Plans

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

      As of September 30, 2006, there were 1,032,356 options granted and outstanding under the 1993 Plan of which 1,022,356 options were exercisable at prices ranging from $0.38 to $1.80. During the year ended September 30, 2006, 929,000 options were granted under the 2005 Plan at prices ranging from $.28 to $.36. No options were granted under the 2005 Plan during the fiscal year ended September 30, 2005.

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

      Each person who was a member of the Board of Directors on January 24, 1996, and who was not an officer or employee, was automatically granted an option to purchase 2,000 shares of common stock. In addition, after an individual's initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted on the date of the Annual Meeting of Stockholders an additional option to purchase 2,000 shares of common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of the common stock on the business day immediately prior to the date of the grant and each option is immediately exercisable for a period of ten years from the date of the grant. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants made under the Non-Employee Director Stock Option Plan.

      As of September 30, 2006, options to purchase 38,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

Employee Benefit Plan

      In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2006 and 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2006:

      o     by each of our directors and executive officers;

      o     by all of our directors and executive officers as a group; and

      o by each person (including any "group" as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

      Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2006, 21,408,966 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

                                        Number of Shares
                                          Beneficially        Percentage
               Name (1)                     Owned (2)        of Class (2)
               --------                     ---------        ------------
Dr. Allen Kahn (3).................        4,500,657             20.85%
Maurice E. Needham (4).............        2,401,204             10.68%
Charles E. Coppa (5)...............          752,928              3.46%
Nicholas DeBenedictis (6)..........          633,368              2.96%
Lyle Jensen (7)....................          563,022              2.63%
Lew F. Boyd (8)....................          394,127              1.83%

All officers and directors
as a group (6 persons).............        9,245,306             39.88%

Security Ownership of Certain Beneficial Owners

                                        Number of Shares      Percentage
               Name (1)                 Beneficially Owned     of Class
               --------                 ------------------     --------
Robert H. Davis (9) ...............          703,700            3.29%
Laurus Master Fund, Ltd. (10)......        1,068,307            4.99%

----------
(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 12498 Wyoming Avenue South, Savage, Minnesota, 55378.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 181,033 shares of common stock issuable pursuant to immediately exercisable stock options and warrants.
(4) Includes 1,072,865 shares of common stock issuable pursuant to immediately exercisable stock options and warrants. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 366,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(6)   Includes 285,000 shares of common stock owned by Mr. DeBenedictis's wife.
(7) Includes 28,000 shares of common stock issuable pursuant to immediately exercisable stock options.
(8) Includes 124,894 shares of common stock issuable pursuant to immediately exercisable stock options.
(9)   Mr. Davis's address is 1501 W. Gladstone Street, Azusa, California, 91702.
(10) Laurus holds warrants to purchase up to 6,000,000 shares of common stock that are exercisable (subject to the following sentence) at an exercise price of $.01 per share. The warrants are not exercisable, however, to the extent that (a) the number of shares of our common stock held by Laurus and (b) the number of shares of our common stock issuable upon exercise of the warrant would result in beneficial ownership by Laurus of more than 4.99% of our outstanding shares of common stock. Laurus may waive these provisions, or increase or decrease that percentage, with respect to the warrant on 61 days' prior notice to us, or without notice if we are in default under our credit facility. Unless and until Laurus waives these provisions, then Laurus beneficially owns 1,068,307 shares of our common stock issuable pursuant to underlying warrant. Laurus's address is 825 Third Avenue, 14th Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans

      For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2006, see Note 9 ("Stockholders' Equity") of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Warrants

      During the quarter ended June 30, 2006, Mr. DeBenedictis agreed to convert $91,676 of principal and interest due him under certain unsecured promissory notes payable into 315,330 shares of our unregistered common stock.

      During the last half fiscal 2006, Messers. Jensen, Needham, Boyd, DeBenedicits, Coppa and Dr. Kahn agreed to accept 231,695 shares of unregistered common stock (valued at $82,046 at date of conversion) in lieu of cash for certain director's fees and expenses due the individuals. In addition, on August 1, 2006, Mr. Coppa purchased 50,000 unregistered shares of common stock (valued at $15,000 at date of purchase).

Loans; Personal Guarantees

      Dr. Kahn loaned us $200,000 under a November 2000 unsecured promissory note which bears interest at 12% per annum with interest due monthly and the principal originally due in November 2001. In June 2001, Dr. Kahn agreed to extend the maturity date of the note for an additional twelve months from its original maturity. In September 2002, Dr. Kahn again agreed to extend the maturity of the note until November 2004. Dr. Kahn agreed to extend the maturity dated several times and on August 24, 2006, Dr. Kahn agreed to convert the $200,000 of principal and $76,445 of accrued interest into 953,259 unregistered shares of common stock.

      Between the period of June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at September 30, 2006 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

      In September 2003, Mr. Davis loaned us $400,000 under a September 30, 2003 unsecured promissory note which bears interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2005, Mr. Davis applied approximately $114,000 of the balance due him plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of common stock as noted above. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, Mr. Davis assigned $79,060 of the remaining balance to one of Mr. Needham's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to Mr. Needham.

      Between January and June 2006, Mr. DeBenedictis loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, Mr. DeBenedictis agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 Mr. DeBenedictis agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. As of September 30, 2006, the remaining balance due on this note amounted to $65,000. Mr. DeBenedictis has agreed be paid $10,000 per month during the quarter ended December 31, 2006 and extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

Related Party Transactions

      We rent several pieces of equipment on a monthly basis from Valley View Farms, Inc. and Maust Asset Management, LLC, two companies co-owned by one of our employees. In January 2005, we entered into three equipment operating lease agreements with Maust Asset Management. Under these leases, we are required to pay between $1,500 and $2,683 per month rental and have the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2006 and 2005 was $263,801 and $170,940, respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with Valley View Farms. Under the this lease, we were required to pay rent of $4,394 per month until the lease termination in July 2006 at which time we purchased the equipment for $60,000 as provided for in the lease.

      During fiscal 2006, we entered into 4 new capital lease agreements with Maust Asset Management for equipment valued at $423,038. We are required to pay between $2,543 and $4,285 per month rental and have the ability to purchase the equipment at the end of the lease for prices ranging from $11,250 to $15,000 per unit.

      In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management for our Iowa facility. Under the lease, monthly rent payments of $8,250 plus real estate taxes are required for the first five years, increasing to $9,000 plus real estate taxes per month for the remaining five years. The lease also provides us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately three acres adjacent to our existing Iowa facility. Under that lease, monthly rent payments of $3,500 are required. For the fiscal years ended September 30, 2006 and 2005, payments made in connection with these leases amounted to $163,221 and $123,000, respectively.

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by one of our employees for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain is being recognized as income ratably over the term of the lease. The lease provides for two additional four year extensions. The lease is classified as a capital lease at September 30, 2006 with an equipment value of $1,400,000. For the fiscal years ended September 30, 2006 and 2005, payments made in connection with this lease amounted to $240,672 and $236,298, respectively.

      All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13.  Exhibits and Reports on Form 8-K

      The following exhibits are filed with this document:

Exhibit No.    --   Description
-----------         -----------

   2.1 (1)     --   Asset Purchase Agreement dated February 17, 2006 between
                    GreenMan Technologies of Georgia, Inc., GreenMan
                    Technologies, Inc. and Tires Into Recycled Energy and
                    Supplies, Inc.
   2.2 (1)     --   Asset Purchase Agreement dated March 1, 2006 between
                    GreenMan Technologies of Georgia, Inc., GreenMan
                    Technologies, Inc. and MTR of Georgia, Inc.
   2.3 (1)     --   Amendment No. 1 to Lease Agreement dated February 28, 2006 between GreenMan Technologies of Georgia, Inc. and Mart
                    Management, Inc.
   3.1 (2)     --   Restated Certificate of Incorporation as filed with the
                    Secretary of State of the State of Delaware on May 1,
                    2003, as amended
   3.2 (3)     --   By-laws of GreenMan Technologies, Inc.
   4.1 (3)     --   Specimen certificate for Common Stock of GreenMan
                    Technologies, Inc.
   4.2 (2)     --   Option Agreement, dated July 20, 2005 by and between
                    GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.
   4.3 (4)     --   Common Stock Purchase Warrant, dated June 30, 2006, issued
                    To Laurus Master Fund, Ltd.
   4.4 (4)     --   Registration Rights Agreement dated June 30, 2006, made by
                    GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.
  10.1 (5)     --   Securities Purchase Agreement, dated June 30, 2004, by and between GreenMan Technologies, Inc. and Laurus Master
                    Fund, Ltd.
  10.2 (5)     --   Security Agreement, dated June 30, 2004, by and among
                    GreenMan Technologies, Inc. and certain of its
                    subsidiaries, in favor of Laurus Master Fund, Ltd.
  10.3 (5)     --   Master Security Agreement, dated June 30, 2004, by and
                    among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

Exhibit No.    --   Description
-----------         -----------
  10.4 (5)     --   Subsidiary Guarantee, dated June 30, 2004, by and among
                    GreenMan Technologies of Minnesota, Inc., GreenMan
                    Technologies of Georgia, Inc., GreenMan Technologies of
                    Iowa, Inc., GreenMan Technologies of Tennessee, Inc.,
                    GreenMan Technologies of Wisconsin, Inc. and GreenMan
                    Technologies of California, Inc., in favor of Laurus
                    Master Fund, Ltd.
  10.5 (5)     --   Stock Pledge Agreement, dated June 30, 2004, by and among
                    GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.
  10.6 (6)     --   Amendment No. 1 and Waiver dated March 22, 2005 by and
                    among GreenMan Technologies, Inc. and certain of its
                    subsidiaries, in favor of Laurus Master Fund, Ltd.
  10.7 (2)     --   Securities Purchase Agreement, dated July 20, 2005, by and between GreenMan Technologies, Inc. and Laurus Master
                    Fund, Ltd.
  10.8 (2)     --   Reaffirmation and Ratification Agreement, dated July 20,
                    2005 by and between GreenMan Technologies, Inc. and
                    certain of its subsidiaries, in favor of Laurus Master
                    Fund, Ltd.
  10.9 (7)     --   Waiver dated April 8, 2006 by and among GreenMan
                    Technologies, Inc. and Laurus Master Fund, Ltd.
  10.10 (4)    --   Amended and Restated Security Purchase Agreement, dated
                    June 30, 2006, by and among GreenMan Technologies, Inc.
                    and certain of its subsidiaries, in favor of Laurus Master
                    Fund, Ltd.
  10.11 (4)    --   Secured Non-Convertible Term Note, dated June 30, 2006,
                    made by GreenMan Technologies, Inc. to Laurus Master Fund,
                    Ltd.
  10.12 (4)    --   Secured Non-Convertible Revolving Note, dated June 30,
                    2006, made by GreenMan Technologies, Inc. to Laurus Master
                    Fund, Ltd.
  10.13 (4)    --   Reaffirmation and Ratification Agreement dated June 30,
                    2006, made by GreenMan Technologies, Inc. to Laurus Master
                    Fund, Ltd.
  10.14 (4)    --   Stock Pledge Agreement, dated June 30, 2006, by and among
                    GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.
  10.15 (4)    --   Escrow Agreement dated June 30, 2006, among GreenMan
                    Technologies, Inc., Laurus Master Fund, Ltd., and Loeb &
                    Loeb LLP, as Escrow Agent
  10.16 (3)    --   1993 Stock Option Plan
  10.17 (8)    --   2005 Stock Option Plan
  10.18 (3)    --   Form of confidentiality and non-disclosure agreement for
                    executive employees
  10.19 (9)    --   Employment Agreement dated April 1, 2003 between GreenMan
                    Technologies, Inc. and Maurice E. Needham
  10.20 (10)   --   Employment Agreement dated April 12, 2006, between
                    GreenMan Technologies, Inc. and Lyle E. Jensen
  10.21 (11)   --   Employment Agreement between GreenMan Technologies, Inc.
                    and Charles E. Coppa
  10.22 (11)   --   Employment Agreement between GreenMan Technologies, Inc.
                    and Robert H. Davis
  10.23 (12)   --   Promissory Note issued by Robert H. Davis dated January 9,
                    1998 in  favor of GreenMan Technologies, Inc.
  10.24 (9)    --   $400,000 Promissory Note by GreenMan Technologies, Inc. to
                    Robert H. Davis and Nancy Karfilis Davis dated September
                    30, 2003
  10.25 (13)   --   Extension Agreement dated March 31, 2004 between GreenMan
                    Technologies, Inc. and Robert H. Davis and Nancy
                    Karfilis-Davis

Exhibit No.    --   Description
-----------         -----------
  10.26 (12)   --   Promissory note issued November 17, 2000 by GreenMan
                    Technologies, Inc. to Dr. Allen Kahn
  10.27 (12)   --   Extension Agreement dated September 30, 2000 between
                    GreenMan Technologies, Inc. and Dr. Allen Kahn
  10.28 (12)   --   Extension Agreement dated June 27, 2001 between GreenMan
                    Technologies, Inc and Dr. Allen Kahn
  10.29 (14)   --   Extension Agreement dated September 23, 2002 between
                    GreenMan and Dr. Allen Kahn
  10.30 (13)   --   $100,000 Promissory Note issued by GreenMan Technologies,
                    Inc. to Joyce Ritterhauss dated March 10, 2004
  10.31 (9)    --   $100,000 Promissory Note by GreenMan Technologies, Inc. to
                    Barbara Morey dated June 26, 2003
  10.32 (9)    --   $100,000 Promissory Note by GreenMan Technologies, Inc. to
                    Barbara Morey dated August 26, 2003
  10.33 (13)   --   $100,000 Promissory Note issued by GreenMan Technologies,
                    Inc. to Barbara Morey dated March 18, 2004
  10.34 (5)    --   Subordination Agreement, dated June 30, 2004, by and among
                    Barbara Morey, Joyce Ritterhauss, Allen Kahn, Robert Davis
                    and Nancy Davis, in favor of Laurus Master Fund, Ltd.
  10.35 (15)   --   $25,000 Unsecured Promissory Note issued by GreenMan
                    Technologies, Inc. to Nicholas and Nancy DeBenedictis
                    dated January 6, 2006
  10.36 (15)   --   $100,000 Unsecured Promissory Note issued by GreenMan
                    Technologies, Inc. to Nicholas and Nancy DeBenedictis
                    dated January 6, 2006
  10.37 (4)    --   $30,000 Unsecured Promissory Note issued by GreenMan
                    Technologies, Inc. to Nicholas and Nancy DeBenedictis
                    dated May 6, 2006
   4.51 (4)    --   Subordination Agreement, dated March 15, 2006 by and among
                    Nicholas and Nancy DeBenedictis in favor of Laurus Master
                    Fund, Ltd.
  10.38 (13)   --   Purchase Agreement dated February 21, 2004 between
                    GreenMan Technologies of Minnesota, Inc. and Earl Fisher
  10.39 (13)   --   Commercial Lease Agreement dated March 25, 2004 between
                    GreenMan Technologies of Minnesota, Inc. and Two Oaks, LLC
  10.40 (16)   --   Purchase and Sale Agreement By and Between GreenMan
                    Technologies of Georgia, Inc. and WTN Realty Trust dated
                    April 2, 2001
  10.41 (16)   --   Lease Agreement By and Between WTN Realty Trust to
                    GreenMan Technologies of Georgia, Inc. dated April 2, 2001
  10.42 (17)   --   $750,000 Promissory Note by GreenMan Technologies, Inc. to
                    Republic Services of Georgia, LP dated May 6, 2002
  10.43 (2)    --   Waiver Agreement by Republic Services of Georgia, LP dated
                    July 31, 2005
  10.44 (4)    --   Mutual General Release by and between GreenMan
                    Technologies, Inc. et al. and Republic Services, Inc.
                    dated June 30, 2006
  10.45 (4)    --   $150,000 Promissory Note by GreenMan Technologies, Inc. to
                    Republic Services of Georgia, LP dated June 30, 2006
  10.46 (9)    --   Lease -- Business Property agreement dated April 1, 2003
                    between GreenMan Technologies of Iowa, Inc. and Maust
                    Asset Management, LLC

Exhibit No.    --   Description
-----------         -----------
  10.47 (9)    --   Guaranty dated September 12, 2003 by GreenMan
                    Technologies, Inc. of obligations of GreenMan Technologies of Iowa, Inc. under the Lease - Business Property with
                    Maust Asset Management, LLC
  10.48 (7)    --   Lease -- Business Property agreement dated March 1, 2005
                    between GreenMan Technologies of Iowa, Inc. and Maust
                    Asset Management, LLC
  10.49 (7)    --   Lease -- Motor Vehicle agreement dated January 1, 2005
                    between GreenMan Technologies of Minnesota, Inc. and Maust
                    Asset Management, LLC
  10.50 (7)    --   Lease -- Motor Vehicle agreement dated January 1, 2005
                    between GreenMan Technologies of Minnesota, Inc. and Maust
                    Asset Management, LLC
  10.51 (7)    --   Lease -- Motor Vehicle agreement dated January 1, 2005
                    between GreenMan Technologies of Minnesota, Inc. and Maust
                    Asset Management, LLC
  10.52 (18)   --   Lease -- Motor Vehicle agreement dated December 29, 2005
                    between GreenMan Technologies of Minnesota, Inc. and Maust
                    Asset Management, LLC
  10.53 (18)   --   Lease -- Motor Vehicle agreement dated July 1, 2006 between
                    GreenMan Technologies of Minnesota, Inc. and Maust Asset
                    Management, LLC
  10.54 (18)   --   Lease -- Motor Vehicle agreement dated July 1, 2006 between
                    GreenMan Technologies of Minnesota, Inc. and Maust Asset
                    Management, LLC
  10.55 (18)   --   $20,260 Unsecured Promissory Note by GreenMan
                    Technologies, Inc. to Barbara Morey dated July  7, 2006.
  10.56 (18)   --   $79,060 Unsecured Promissory Note by GreenMan
                    Technologies, Inc. to Barbara Morey dated July 7, 2006.
  10.57 (18)        Release agreement dated November 30, 2006 between Robert
                    H. Davis and GreenMan Technologies, Inc.
  21.1 (18)    --   List of All Subsidiaries
  31.1 (18)    --   Certification of Chief Executive Officer pursuant to Rule
                    13a-14(a) or Rule 15d-14(a)
  31.2 (18)    --   Certification of Chief Financial Officer pursuant to Rule
                    13a-14(a) or Rule 15d-14(a)
  32.1 (18)    --   Certification of Chief Executive Officer under 18 U.S.C.
                    Section 1350
  32.2 (18)    --   Certification of Chief Financial Officer under 18 U.S.C.
                    Section 1350

------------------------

(1) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(2) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2005 and incorporated herein by reference.

(3) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(4) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2006 and incorporated herein by reference.

(5) Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 (File No. 333-117819), and incorporated herein by reference.

(6) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated March 22, 2005 and filed March 28, 2005, and incorporated herein by reference.

(7) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the fiscal year ended September 30, 2005 and incorporated herein by reference.

(8) Filed as an Exhibit to GreenMan Technologies, Inc.'s definitive proxy statement dated May 19, 2005 with respect to the Annual meeting held on June 16, 2005, and incorporated herein by reference.

(9) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(10) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(11) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(12) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2001 and incorporated herein by reference.

(13) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2004 and incorporated herein by reference.

(14) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2002 and incorporated herein by reference

(15) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB/A for the Quarter Ended March 31, 2006 and incorporated herein by reference.

(16) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2001 &and incorporated herein by reference.

(17) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(18)  Filed herewith.

(b) Reports on Form 8-K.

       None

Item 14. Principal Accountant Fees and Services

      In addition to audit services, Wolf & Company, P.C. also provided certain non-audit services to us during the fiscal year ended September 30, 2006. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of Wolf & Company, P.C.

      Audit Fees. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2006 and (2) the review of the financial statements included our company's Form 10-QSB filings for fiscal 2006 were $204,820. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2005 and (2) the review of the financial statements included in our Form 10-QSB filings for fiscal 2005 were $220,000.

      Audit-Related Fees. The aggregate fees billed in fiscal 2006 and 2005 for assurance and related services rendered by Wolf & Company, P.C. that are reasonably related to the performance of the audit or review of our financial statements, were $4,300 and $6,600, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and
(ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions.

      Tax Fees. The aggregate fees billed in fiscal 2006 and 2005 for professional services rendered by Wolf & Company, P.C. for tax compliance, tax advice and tax planning were $26,975 and $27,750, respectively.

      All Other Fees. There were no fees billed in fiscal 2006 and 2005 for products and services provided by Wolf & Company, P.C., other than services reported above.

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

      During fiscal 2006, all of the non-audit services provided by Wolf & Company, P.C. were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

GreenMan Technologies, Inc.
Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of September 30, 2006 and 2005               F-3

Consolidated Statements of Operations for the Years Ended
  September 30, 2006 and 2005                                               F-4

Consolidated Statements of Changes in Stockholders' Deficit for
  the Years Ended September 30, 2006 and 2005                               F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2006 and 2005                                               F-6

Notes to Consolidated Financial Statements                                  F-8

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Savage, Minnesota

      We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                            /S/ WOLF & COMPANY, P.C.
                                            ----------------------------
                                                WOLF & COMPANY, P.C


Boston, Massachusetts
December 12, 2006.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                        September 30,   September 30,
                                                                                            2006            2005
                                                                                        ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $    639,014    $    255,657
  Accounts receivable, trade, less allowance for doubtful accounts of $185,206 and
     $110,115 as of September 30, 2006 and September 30, 2005 .......................      2,056,928       2,337,038
  Product inventory .................................................................        113,336         144,928
  Other current assets ..............................................................        653,423         564,620
  Assets related to discontinued operations .........................................          7,291       2,776,485
                                                                                        ------------    ------------
        Total current assets ........................................................      3,469,992       6,078,728
                                                                                        ------------    ------------
Property, plant and equipment, net ..................................................      5,807,119       5,512,227
                                                                                        ------------    ------------
Other assets:
  Deferred loan costs ...............................................................             --         430,158
  Customer relationship intangibles, net ............................................         85,434          92,383
  Other .............................................................................        146,982          62,360
  Assets related to discontinued operations .........................................             --         944,096
                                                                                        ------------    ------------
        Total other assets ..........................................................        232,416       1,528,997
                                                                                        ------------    ------------
                                                                                        $  9,509,527    $ 13,119,952
                                                                                        ============    ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, current ............................................................   $    493,572    $    763,058
  Notes payable, line of credit .....................................................             --         619,950
  Notes payable, related party, current .............................................         30,000              --
  Convertible notes payable, current ................................................             --       1,305,361
  Convertible notes payable, line of credit .........................................             --       3,585,281
  Accounts payable ..................................................................      1,786,130       1,909,315
  Accrued expenses, other ...........................................................      1,549,071       1,004,711
  Obligations under capital leases, current .........................................        185,940         153,104
  Liabilities related to discontinued operations ....................................      3,414,834       5,405,833
                                                                                        ------------    ------------
        Total current liabilities ...................................................      7,459,547      14,746,613
  Notes payable, related parties, non-current portion ...............................        534,320         699,320
  Notes payable, non-current portion ................................................     10,339,590       1,883,742
  Convertible notes payable, non-current portion ....................................             --       1,802,896
  Obligations under capital leases, non-current portion .............................      1,615,692       1,298,266
  Deferred gain on sale leaseback transaction .......................................        343,185         379,633
  Obligations due under lease settlement ............................................        630,000              --
  Liabilities related to discontinued operations ....................................             --         995,653
                                                                                        ------------    ------------
        Total liabilities ...........................................................     20,922,334      21,806,123
                                                                                        ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding ...             --              --
  Common stock, $.01 par value, 40,000,000 shares authorized, 21,408,966 shares
     and 19,225,352 shares issued and outstanding at September 30, 2006 and 2005 ....        214,089         192,253
  Additional paid-in capital ........................................................     35,811,086      34,853,599
  Accumulated deficit ...............................................................    (47,437,982)    (43,732,023)
                                                                                        ------------    ------------
        Total stockholders' deficit .................................................    (11,412,807)     (8,686,171)
                                                                                        ------------    ------------
                                                                                        $  9,509,527    $ 13,119,952
                                                                                        ============    ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                                     Years Ended September 30,
                                                                       2006            2005
                                                                   ------------    ------------
Net sales ......................................................   $ 17,607,812    $ 18,311,462
Cost of sales ..................................................     12,953,753      14,802,634
                                                                   ------------    ------------
Gross profit ...................................................      4,654,059       3,508,828
Operating expenses:
    Selling, general and administrative ........................      3,549,803       2,694,010
    Impairment loss - goodwill .................................             --         783,410
    Impairment loss - long lived assets ........................             --          57,183
                                                                   ------------    ------------
                                                                      3,549,803       3,534,603
                                                                   ------------    ------------
Operating income (loss) from continuing operations .............      1,104,256         (25,775)
                                                                   ------------    ------------
Other income (expense):
    Interest and financing expense .............................     (2,312,071)       (829,493)
    Non-cash interest and financing costs ......................     (1,273,014)     (1,547,563)
    Other, net .................................................        307,701         (13,484)
    (Loss) gain on disposal of assets, net .....................         (6,513)          2,835
                                                                   ------------    ------------
        Other (expense), net ...................................     (3,283,897)     (2,387,705)
                                                                   ------------    ------------
Loss from continuing operations before income taxes ............     (2,179,641)     (2,413,480)
Provision for income taxes .....................................        (65,337)       (274,745)
                                                                   ------------    ------------
Loss from continuing operations ................................     (2,244,978)     (2,688,225)
                                                                   ------------    ------------
Discontinued operations:
    Loss on disposal of discontinued operations ................             --      (5,965,952)
    Loss from discontinued operations ..........................     (1,460,981)     (6,518,532)
                                                                   ------------    ------------
                                                                     (1,460,981)    (12,484,484)
                                                                   ------------    ------------
Net loss .......................................................   $ (3,705,959)   $(15,172,709)
                                                                   ============    ============

Loss from continuing operations per share - basic ..............   $      (0.11)   $      (0.14)
Loss on disposal of discontinued operations per share - basic ..             --           (0.31)
Loss from discontinued operations per share - basic ............          (0.08)          (0.34)
                                                                   ------------    ------------
Net loss per share - basic .....................................   $      (0.19)   $      (0.79)
                                                                   ============    ============

Weighted average shares outstanding ............................     19,810,585      19,188,674
                                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Deficit
                     Years Ended September 30, 2006 and 2005

                                                                 Additional
                                              Common Stock         Paid In     Accumulated
                                           Shares      Amount      Capital        Deficit          Total
                                         ---------------------   -----------   ------------    ------------
Balance, September 30, 2004 ..........   19,072,963   $190,729   $31,755,384   $(28,559,314)   $  3,386,799
Common stock issued in connection
   with a potential acquisition ......      127,389      1,274       198,726             --         200,000
Beneficial conversion discount on
   convertible notes payable .........           --         --     2,879,989             --       2,879,989
Common stock issued upon conversion
   of notes payable ..................       25,000        250        19,500             --          19,750
Net loss for the year ended
   September 30, 2005 ................           --         --            --    (15,172,709)    (15,172,709)
                                         ----------   --------   -----------   ------------    ------------
Balance, September 30, 2005 ..........   19,225,352   $192,253   $34,853,599   $(43,732,023)   $ (8,686,171)
Sale of common stock .................      550,000      5,500       149,500             --         155,000
Net value of warrants issued in
   conjunction with debt
   restructuring .....................           --         --       344,155             --         344,155
Common stock issued upon conversion
   of interest and principal .........    1,268,589     12,686       355,436             --         368,122
Common stock issued for fees and
   expenses due ......................      231,695      2,317        79,729             --          82,046
Common stock issued for
   services rendered .................      133,330      1,333        28,667             --          30,000
Net loss for the year ended
   September 30, 2006 ................           --         --            --     (3,705,959)     (3,705,959)
                                         ----------   --------   -----------   ------------    ------------
Balance, September 30, 2006 ..........   21,408,966   $214,089   $35,811,086   $(47,437,982)   $(11,412,807)
                                         ==========   ========   ===========   ============    ============


           See accompanying notes to consolidated financial statements

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                           Years Ended September 30,
                                                                                              2006            2005
                                                                                          ------------    ------------
Cash flows from operating activities:
    Net loss ..........................................................................   $ (3,705,959)   $(15,172,709)
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in valuation allowance on deferred tax asset .............................             --         270,000
    Loss on disposal of property, plant and equipment .................................        264,543       3,618,150
    Gain recognized on debt restructuring .............................................       (353,476)             --
    Gain on capital lease settlement, net .............................................             --        (552,137)
    Impairment loss ...................................................................             --       3,591,077
    Depreciation ......................................................................      1,522,880       2,425,801
    Amortization of non-cash financing costs ..........................................      1,272,874       1,547,562
    Amortization of customer relationships ............................................         12,837          47,270
    Gain on sale leaseback ............................................................        (36,445)        (39,482)
    Loss on stock deposit .............................................................             --         200,000
    Decrease (increase) in assets:
        Accounts receivable ...........................................................      1,590,857         261,900
        Product inventory .............................................................        (23,523)        494,796
        Other current assets ..........................................................        145,847         486,494
        Other assets ..................................................................        (84,622)        432,136
    Increase (decrease) in liabilities:
        Accounts payable ..............................................................       (289,603)      1,366,876
        Accrued expenses ..............................................................         56,712         571,730
                                                                                          ------------    ------------
           Net cash provided by operating activities ..................................        372,922        (450,536)
                                                                                          ------------    ------------
Cash flows from investing activities:
    Purchase of property and equipment ................................................     (1,424,212)     (1,596,093)
    Proceeds on sale of property and equipment ........................................        116,000         608,102
    Proceeds from equipment held for sale .............................................        444,332              --
                                                                                          ------------    ------------
         Net cash used for investing activities .......................................       (863,880)       (987,991)
                                                                                          ------------    ------------
Cash flows from financing activities:
    Increase in deferred financing costs ..............................................             --         (60,209)
    Net advances under line of credit .................................................       (619,950)        119,950
    Proceeds from notes payable .......................................................     11,692,579         492,643
    Proceeds from notes payable, related parties ......................................        155,000              --
    Repayment of notes payable ........................................................     (3,713,644)     (1,502,404)
    Proceeds from convertible notes payable ...........................................             --       1,000,000
    Repayment of convertible notes payable ............................................     (3,108,257)       (500,000)
    Net (payments) advances on convertible notes payable, line of credit , net ........     (3,585,281)      2,282,824
    Principal payments on obligations under capital leases ............................       (195,660)       (538,848)
    Net proceeds on the sale of common stock ..........................................        140,000              --
                                                                                          ------------    ------------
         Net cash provided by financing activities ....................................        764,787       1,293,956
                                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents ..................................        273,829        (144,571)
Cash and cash equivalents at beginning of year, including $109,559 and $48,113,
   respectively, of cash related to discontinued operations ...........................        365,216         509,787
                                                                                          ------------    ------------
Cash and cash equivalents at end of year, including $31 and $109,559, respectively,
   of cash related to discontinued operations .........................................   $    639,045    $    365,216
                                                                                          ============    ============


           See accompanying notes to consolidated financial statements

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                      Years Ended September 30,
                                                                                          2006         2005
                                                                                       ----------   ----------

Supplemental cash flow information:
Machinery and equipment acquired under capital leases ..............................   $  535,686   $  478,476
Transfer of equipment held for resale ..............................................           --      539,332
Beneficial conversion discount recognized on convertible debt ......................           --    2,879,979
Net value of warrants issued .......................................................      344,156           --
Shares issued upon conversion of convertible notes payable, related party
   and accrued interest ............................................................      368,121       19,750
Shares issued in lieu of cash for fees, incentives, expenses and service rendered ..      127,046           --
Accounts receivable offset in connection with sale of discontinued operations ......      152,000
Accounts payable offset with proceeds on sale of discontinued operations ...........      247,000
Capital lease net settlement .......................................................           --      700,000
Shares issued to acquire exclusive purchase option .................................           --      200,000
Equipment acquired through transfer of deposits ....................................           --      247,874
Interest paid ......................................................................    1,238,375    1,360,447
Taxes paid .........................................................................       28,809           --


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

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operation losses, in July 2006 we sold our 100% ownership interest in our California subsidiary. Accordingly, we have classified all three respective entities' assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Reclassification

      Certain amounts in the 2005 financial statements have been reclassified to conform with 2006 presentation.

Nature of Operations, Risks, and Uncertainties

      As of September 30, 2006, we had $639,014 in cash and cash equivalents and a working capital deficiency of $3,989,555 of which $3,414,834 or 86% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 5) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 2). However, in the fourth quarter of fiscal 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly. We believe the June 15, 2006 delisting of our stock by the American Stock Exchange as a result of our noncompliance with their minimum stockholders' equity requirement of $4 million (for companies incurring losses in three of there four most recent fiscal years) could substantially limit our stock's future liquidity and impair our ability to raise capital.

      We have invested substantial amounts of capital during the past several years, including approximately $950,000 in Iowa during our fourth quarter in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations during fiscal 2005 to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. During fiscal 2005, we completed an evaluation of our corporate-wide inbound collection infrastructure and determined that we would no longer provide certain levels of service and products at existing rates in certain markets and therefore implemented price increases where warranted and terminated service in situations where price increases were not an alternative. As a result, we experienced a 4% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2005 and an increase of 5% during fiscal 2006 as compared to the same period during fiscal 2005. While these initiatives reduced our overall inbound tire volume growth rate during fiscal 2005 and thus far during fiscal 2006, we believe they have and will continue to improve our performance through lower labor, parts and maintenance costs. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by an 18% increase in end product revenue during fiscal 2005 and consistent end product revenue in fiscal 2006. We continue to experience strong demand for our end products.

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

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2006.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

      In particular, discontinued operations included management's best estimate of the amounts to be realized and liabilities to be incurred in connection with the discontinuing of our Georgia operation. The amounts we may ultimately realize could differ materially from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

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

Income Taxes

      Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123, as amended by SFAS No. 123(R), amended, discussed below allows us until October 1, 2006, to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Accounting Principles Board Opinion No. 25 no compensation cost is recognized for them. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to to our employees and directors. Had the compensation cost for the stock options issued

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

to our employees and directors been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                      Year Ended      Year Ended
                                                     September 30,   September 30,
                                                         2006            2005
                                                      -----------    ------------

Net loss as reported ..............................   $(3,705,959)   $(15,172,709)
Add: Compensation  recognized under APB No. 25 ....            --              --
Less: Compensation recognized under FAS 123 .......       (12,012)        (52,306)
                                                      -----------    ------------
Pro forma net loss ................................   $(3,717,971)   $(15,225,015)
                                                      ===========    ============

Net loss per share:
   Basic and diluted - as reported ................   $     (0.19)   $      (0.79)
                                                      ===========    ============
   Basic and diluted - pro forma ..................   $     (0.19)   $      (0.79)
                                                      ===========    ============

      The fair value of each option grant during the year ended September 30, 2006 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 4.9%; expected volatility ranging from 78% to 103% and expected life of 5 years.

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

      Intangible assets include customer relationships acquired in current or past business acquisitions which are being amortized on a straight-line basis over a period of ten to twenty years, commencing on the date of the acquisition. The impairment test for customer relationships requires us to review original relations for continued retention. Amortization expense associated with customer relationships amounted to $12,837 and $47,266 (including $22,653 of impairment charges) for the fiscal years ended September 30, 2006 and 2005 respectively. Accumulated amortization was $53,567 and $77,544 at September 30, 2006 and 2005, respectively. Amortization of customer relationships is expected to be $6,950 per year during the next five years.

      Due to our decision to dispose of our Georgia and Tennessee operations at September 30, 2005, goodwill associated with these operations totaling $2,172,198 was written off as part of the loss on disposal of such discontinued operations during the fourth quarter. In addition, due to the magnitude of the resultant fiscal 2005 losses, management determined in the fourth quarter that the carrying value of corporate-wide goodwill was impaired at September 30, 2005 and accordingly wrote-off all remaining goodwill recording a non-cash impairment loss of $1,361,696, including $578,287 related to our California operations.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for The Impairment or Disposal of Long Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are fully recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

Net Income Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the years ended September 30, 2006 and 2005, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

New Accounting Pronouncements

      SFAS 123(R) - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. We adopted SFAS No. 123(R) effective on October 1, 2006.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

      As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We do not expect the adoption of SFAS No. 123(R) to have a material effect on our results of operations. However, our results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The unamortized compensation costs in connection with stock option grants prior to September 30, 2006 was $117,690.

      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, the change will have no immediate impact on the consolidated financial statements.

      SFAS No. 154 - In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", to amend Opinion 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The effective date for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This pronouncement is not expected to have a material effect on our financial statements.

      SFAS No. 155 - In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" as an amendment to SFAS No. 133 and 140. This Statement:

      a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

      This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material effect on our consolidated financial position or results of operations.

      SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

      FIN No. 48 - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions"; an Interpretation of SFAS No. 109 ("FIN 48"), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not", based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the "more likely than not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial position or results of operations.

      Sarbanes-Oxley Section 404 - The Securities and Exchange Commission issued two releases on August 6, 2006 to grant smaller public companies and many foreign private issuers further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Commission is proposing to grant relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The initial compliance date for these companies would be moved from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after Dec. 15, 2007. The Commission also proposes to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline would be moved to the first annual report for a fiscal year ending on or after Dec. 15, 2008. This proposed extension would result in all non-accelerated filers being required to complete only the management's portion

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

of the internal control requirements in their first year of compliance with the requirements. This proposal is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with Section 404's reporting requirements. This proposed extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission intends to issue, to improve the efficiency of the Section 404(b) auditor attestation report process.

2.    Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005 and our California ($3.2 million since inception), subsidiary in fiscal 2006, our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern and West coast operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing loss. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. A majority of the California operating losses were due to significantly higher operating costs resulting from rapid market share growth and equipment reliability issues resulting from aging equipment.

      In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. We accrued $165,000 of estimated costs associated with the Tennessee closure at September 30, 2005. During fiscal 2006 we incurred and charged against the accruals approximately $109,000. In addition, $56,000 was reversed into income as a result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord regarding past due amounts. Additionally, we recognized $70,000 associated with insurance credits. In aggregate, we recognized approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

      In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. The aggregate net losses incurred during fiscal 2006 associated with our discontinued Georgia operation was approximately $582,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Georgia subsidiary included in the results for the fiscal year ended September 30, 2005 were approximately $8.0 million.

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES.

      In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2.    Discontinued Operations - (Continued)

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2006.

      In July 2006 we sold our California subsidiary to a third party for $1,000. GreenMan Technologies of California, was formed in 2002 to acquire all of the outstanding common stock of Unlimited Tire Technologies, Inc. an Azusa, California scrap tire recycling company of which the third party was the majority owner. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000. The aggregate net losses associated with our California subsidiary included in the results for the fiscal year ended 2005 were approximately $1,365,000.

      The major classes of assets and liabilities associated with discontinued operations were:

                                                                September 30,    September 30,
                                                                    2006             2005
                                                                -------------    -------------
Assets related to discontinued operations:
  Cash ....................................................       $       31       $  109,560
  Accounts receivable, net ................................               --        1,784,997
  Equipment held for resale ...............................               --          539,332
  Other current assets ....................................            7,260          342,596
                                                                  ----------       ----------
    Total current .........................................            7,291        2,776,485
  Property, plant and equipment (net) .....................               --          830,025
  Other ...................................................               --          114,071
                                                                  ----------       ----------
    Total non-current .....................................               --          944,096
                                                                  ----------       ----------
    Total assets related to discontinued operations .......       $    7,291       $3,720,581
                                                                  ==========       ==========

Liabilities related to discontinued operations:
  Accounts payable ........................................       $2,575,134       $3,616,052
  Notes payable, current ..................................          394,887          509,249
  Accrued expenses, other .................................          118,019          792,474
  Capital leases, current .................................          326,795          343,058
  Lease payable, current ..................................               --          145,000
                                                                  ----------       ----------
    Total current .........................................        3,414,834        5,405,833
  Notes payable, non-current ..............................               --          369,727
  Capital leases, non-current .............................               --           70,926
  Lease payable, non-current ..............................               --          555,000
                                                                  ----------       ----------
    Total non-current .....................................               --          995,653
                                                                  ----------       ----------
    Total liabilities related to discontinued operations ..       $3,414,834       $6,401,486
                                                                  ==========       ==========

      Net sales and (loss) from discontinued operations were as follows:

                                                               September 30,       September 30,
                                                                   2006                2005
                                                               -------------       ------------
Net sales from discontinued operations ............             $2,885,019         $15,369,641
(Loss) from discontinued operations ...............             (1,460,981)         (6,518,532)

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

3.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                   September 30,    September 30,         Estimated
                                                       2006             2005            Useful Lives
                                                   -------------    ------------       -------------
Buildings and improvements ......................   $  1,741,943    $  1,731,279         10-20 years
Machinery and equipment .........................      7,188,119       6,223,775         5-10 years
Furniture and fixtures ..........................        164,025         188,329          3-5 years
Motor vehicles ..................................      3,586,457       3,454,955         3-10 years
Construction in process .........................             --           3,604
                                                    ------------    ------------
                                                      12,680,544      11,601,942
Less accumulated depreciation and amortization ..     (6,873,425)     (6,089,715)
                                                    ------------    ------------
Property, plant and equipment, net ..............   $  5,807,119    $  5,512,227
                                                    ============    ============

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

      In June 2005, we sold all our Wisconsin land and buildings for approximately $483,000, realizing a gain of $123,608. We used approximately $284,000 of the proceeds to repay an existing obligation on the property and simultaneous with the sale, entered into an agreement to lease the property back for a period of 90 days. We consolidated all remaining Wisconsin operations into our Minnesota facility during the quarter ending September 30, 2005. During fiscal 2005, our Wisconsin subsidiary reached an agreement with the lessor of certain transportation equipment to buy-out the remaining term of the lease. The lessor agreed to accept approximately $190,000 in full settlement of our capital lease obligation with a carrying value of approximately $156,000, resulting in a loss of approximately $34,000 in connection with this transaction. In addition, management determined that the carrying value of the purchased transportation equipment was impaired. Accordingly, we recorded an impairment loss amounting to $57,183 during the fiscal year ended September 30, 2005 based on the estimated fair value based on replacement cost of similar equipment and reduced the remaining estimated useful life to 24 months.

      Depreciation and amortization expense for the fiscal years ended September 30, 2006 and 2005 was $1,522,880 and $2,425,801 respectively, including depreciation and amortization from discontinued operations of $213,689 and $1,089,911, respectively.

4.    Acquisition Deposit

      In August 2004, in connection with our Georgia facility we executed a non-binding letter of intent and escrow agreement with Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States. Pursuant to the escrow agreement, we made a "good faith" payment amounting to $350,000, which was to be applied toward the purchase price upon completion of the transaction. On December 8, 2004, we executed a new letter of intent which superseded the August letter of intent in which we (1) leased, with an option to buy, certain pieces of tire processing equipment owned by TIRES (the "Equipment Leases"), (2) entered a material supply agreement (the "MSA") and (3) were granted an exclusive purchase option to acquire additional operating assets of TIRES. The operating leases were executed in January 2005 but became effective in February and March 2005 and provide for aggregate monthly payments of $25,300 over terms ranging from 48 to 60 months.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Acquisition Deposit - (Continued)

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

      In February 2006 in conjunction with the discontinuance of our Georgia operations (See Note 2), we agreed to sell and assign to TIRES (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; (c) certain intangible assets; and (d) allowed TIRES to retain the 127,389 shares of our common stock and in return received $155,000 in cash proceeds; agreed to terminate the MSA, Equipment Leases and several other agreements previously executed between the parties in addition to terminating a December 2004 letter of intent and exclusive option. Accordingly, at September 30, 2005, included in loss on disposal of discontinued operations is the $200,000 assigned to the shares of common stock retained by TIRES.

5.    Credit Facility/Notes Payable

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

      On June 30, 2006 we reached an agreement with RSLP whereby in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totaling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006. The gain is included in other income on the accompanying consolidated statement of operations. The note bears interest at 10% and is payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.    Credit Facility/Notes Payable - (Continued)

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

      The line of credit had a three-year term and required us to maintain a minimum borrowing of $1,000,000. Advances generally bore interest at the prime rate plus 1.0% and were convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate would not be below 5%. Amounts advanced under the line were limited to 90% of accounts receivable and 50% of finished goods inventory as defined, subject to certain limitations. We were permitted to maintain overadvances of up to $2,000,000 under the line of credit until June 30, 2006.

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

      The term note also had a three-year term and bore interest at the greater of prime rate plus 1% or 5%, payable monthly. Monthly principal payments of $125,000 over the term of the loan commenced on November 1, 2004; however, the terms of the March 22, 2005 amendment deferred the principal payments otherwise due from December 1, 2004 through June 30, 2005, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts were due. In addition, Laurus agreed to defer principal payments otherwise due from November 1, 2005 through June 1, 2006, which were to be payable in full at maturity.

      Laurus had the option to convert some or all of the note's principal and interest payments into common stock at a revised fixed conversion price of $.79 on the first $1,000,000 of borrowings, and $.93 on the remaining amounts. Subject to certain limitations, regular payments of principal and interest were automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date was greater than or equal to 110% of such fixed conversion price. As a result of the change in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded an additional beneficial conversion feature of $1,485,594 on the term note. The additional discount amount was recorded as paid-in-capital with the portion attributed to the first $1,000,000 of borrowings, $567,429 which was amortized to interest expense as of December 31, 2005 with the remaining balance of $918,165 have been amortized over the remaining term of the note or ratably upon any partial conversion.

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

      In connection with this term note, we issued Laurus an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, was immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Net proceeds received from issuance of the term note amounted to $955,000 and were allocated to the term note and the option based on their relative fair values. The note contained a beneficial conversion feature of $393,939 at issuance based on the intrinsic

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.    Credit Facility/Notes Payable - (Continued)

value of the shares into which the note is convertible, and a debt issue discount amounting to $446,738. The beneficial conversion amount was recorded as paid in capital and was to be amortized to interest expense along with the debt conversion discount over the two year term of the note or ratably upon any partial conversion. The terms of the note were substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

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

      The Revolving Note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (10.25% at September 30, 2006), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. There are no amounts outstanding under the Revolving Note at September 30, 2006.

      The Term Loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (10.25% at September 30, 2006), with a minimum rate of 8%. Interest on the Term Loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a). The Term Loan may be prepaid at any time without penalty. We used approximately $8,503,000 of the Term Note proceeds to repay our outstanding indebtedness under our existing credit facility with Laurus, approximately $1,219,000 to repay in full the indebtedness due First American Bank; $250,000 to RSLP as part of a settlement agreement (as described above) and paid approximately $888,000 of costs and fees associated with this transaction which were expensed at June 30, 2006.

      In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock, which were issued in connection with the original notes on June 30, 2004 were canceled as part of this transaction. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding stock. The fair value of these terminated warrants was determined to be $31,774 and offset the value of the new warrant issued. In addition, the fair value associated with the foregone convertibility feature of all previous convertible amounts was determined to be $740,998 and will also offset the value of the new warrant issued. As a result of the foregoing, the net value assigned to the new warrant of $344,155 was recorded as paid in capital and recorded as a reduction to the carrying value of the refinanced note. The terms of the Term Note are substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

      Laurus Funds has agreed that it shall not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus Funds upon exercise of the aforementioned warrant. We have not yet completed the registration of the underlying shares and Laurus has waived any default resulting from the delay in filing until January 30, 2007.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.    Credit Facility/Notes Payable - (Continued)

      Pursuant to Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility will be accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous credit facility were netted along with the value of the new warrants issued of $344,155 against the new Term Debt related to the portion of the new debt that refinanced the original outstanding Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

                                                                                              September 30,   September 30,
Notes payable consists of the following at:                                                       2006            2005
                                                                                              ------------    -----------

Line of credit, First American, secured by all assets of GreenMan of Iowa, bearing
  interest at prime plus 1.0% (7.75% at September 30, 2005) ...............................   $         --    $   619,950
Term note payable, First American, secured by assets of GreenMan of Iowa, due in equal
  monthly installments of $33,425 including interest at 7.5% through February 2008 ........             --        742,811
Term note payable, Republic Services of Georgia, LP, interest only at 10% through July
  2006 at which time the outstanding balance will be payable in 48 monthly installments
  including interest at 10% due  July 2010 ................................................             --        717,370
Term note payable, Republic Services of Georgia, LP, unsecured, due in 11 monthly
  installments of $5,000 at 10% interest with the remaining balance due June 30, 2007 .....        147,879             --
Term note payable, Laurus Master Fund, Ltd., interest only at prime plus 2% (10.25% at
  September 30, 2006) through June 30, 2007 followed by 12 monthly principal payments of $150,000 plus interest and then 12 monthly principal payments of
  $400,000 plus interest with the remaining balance due June 2009 .........................      9,424,109             --
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in quarterly installments of $8,449 including interest at 1.5% with the remaining
  principal balance due November 2012 .....................................................        220,506        250,811
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in
  32 quarterly installments of $6,920 including interest at 3% through October 2012 .......        151,483        174,193
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in
  28 quarterly installments of $16,469 including interest at 2% through July 2013 .........        449,686             --
Other term notes payable and assessments, secured by various equipment with interest
  rates ranging from 0% to 11.26% and requiring monthly installments from $598 to $9,765 ..        439,499        761,615
                                                                                              ------------    -----------
                                                                                                10,833,162      3,266,750

Less current portion ......................................................................       (493,572)    (1,383,008)
                                                                                              ------------    -----------
  Notes payable, non-current portion ......................................................   $ 10,339,590    $ 1,883,742
                                                                                              ============    ===========

The following is a summary of maturities of carrying values of all notes payable at September 30, 2006:

         Years Ending September 30,
         2007 .........................         $   493,572
         2008 .........................           2,284,183
         2009 .........................           7,573,527
         2010 .........................             123,179
         2011 .........................             148,858
         2012 and thereafter...........             209,843
                                                -----------
                                                $10,833,162
                                                ===========

The carrying value of the Laurus debt does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

         Years Ending September 30,
         2007 .........................         $   450,000
         2008 .........................           2,550,000
         2009 .........................           8,000,000
                                                -----------
                                                $11,000,000
                                                ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

5.   Credit Facility/Notes Payable - (Continued)

      Convertible notes payable at September 30, 2005 consisted of the following:

Line of credit, Laurus, secured by eligible accounts receivable and inventory of GreenMan of Georgia,
  Minnesota and Tennessee, bearing interest at prime plus 1.0%, net of discount of $977,834 ..........   $ 3,290,155
Term note payable, Laurus, secured by machinery and equipment of GreenMan of Georgia, Minnesota and
  Tennessee, due in 33 monthly installments of $125,000 plus interest at prime plus 1.0% and due
  June 30, 2007, net of discount of $361,026 .........................................................     3,138,974
Term note payable, Laurus, secured by machinery and equipment of GreenMan Technologies of Georgia,
  Minnesota and Tennessee, due in 17 monthly installments of $58,824 plus interest at prime plus 1.75%
  commencing February 1, 2006, net of discount of $735,593 ...........................................       264,409
                                                                                                         -----------
                                                                                                           6,693,538

Less current portion .................................................................................    (4,890,642)
                                                                                                         -----------
  Convertible notes payable, non-current portion .....................................................   $ 1,802,896
                                                                                                         ===========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2006 and 2005 amounted to $1,187,870 and $678,602 respectively.

6.    Notes Payable - Related Party

Note Payable - Related Party

      In November 2000, we borrowed $200,000 from a director under an unsecured promissory note which bears interest at 12% per annum with interest due monthly and the principal originally due in November 2001. In June 2001 and again in September 2002, the director agreed to extend the maturity date of note until November 2004. The director agreed to extend the maturity date several times and on August 24, 2006, agreed to convert the $200,000 of principal and $76,445 of accrued interest into 953,259 of unregistered shares of common stock at a price of $.29 per share which was the closing price of our stock on the date of conversion.

      Between June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at September 30, 2006 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. (see Note 5).

      In September 2003, a former officer loaned us $400,000 under a September 30, 2003 unsecured promissory note which bore interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the former officer applied approximately $114,000 of the balance due him plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of unregistered common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the former officer assigned $79,060 of the remaining balance to one of an officer's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to the officer.

      Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. As of September 30, 2006, the remaining balance due on this note amounted to $65,000. The director has agreed be paid $10,000 per month during the quarter ended December 31, 2006 and extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

6.    Notes Payable - Related Party - (Continued)

      The following is a summary of maturities of all related party notes payable at September 30, 2006:


         Years Ending September 30,
         --------------------------
         2007 .........................      $30,000
         2008 .........................           --
         2009..........................      534,320
                                            --------
                                            $564,320
                                            ========

      Total interest expense for related party notes amounted to $85,612 and $83,918, for the fiscal years ended September 30, 2006 and 2005, respectively. Total accrued interest due related parties amounted to $86,229 and $98,739 at September 30, 2006 and 2005, respectively.

7.    Capital Leases

      We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $479 to $16,250. Assets acquired under capital leases with an original cost of $3,066,136 and $2,529,832 and related accumulated amortization of $1,257,455 and $1,016,987 are included in property, plant and equipment at September 30, 2006 and 2005, respectively. Amortization expense for the years ended September 30, 2006 and 2005 amounted to $240,488 and $237,054 respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with a company co-owned by an employee for equipment valued at $146,670. Under the terms of the lease, we were required to pay $4,394 per month rental until the lease terminated in July 2006 at which time we purchased the equipment for $60,000 as provided for in the lease.

      In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by an employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The lease can be renewed for two additional four-year periods. The lease has been classified as a capital lease with a value of $1,400,000 (See Note 3).

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2006.

      During fiscal 2006, we entered into four capital lease agreements with Maust Asset Management, a company co-owned by one of our employees, for equipment valued at $423,038. Under the terms of the leases we are required to pay between $2,543 and $4,285 per month rental for a period of 60 months from inception. We have the ability to purchase the equipment at the end of each lease for prices ranging from $11,250 to $15,000 per unit.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Capital Leases - (Continued)

      The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2006:

         Years Ending
         September 30,
         -------------
            2007 ..................................   $   376,116
            2008 ..................................       341,380
            2009 ..................................       338,253
            2010 ..................................       349,891
            2011 ..................................       303,076
            2012 and thereafter ...................     1,015,113
                                                      -----------
         Total minimum lease payments .............     2,723,829
         Less amount representing interest ........      (922,197)
                                                      -----------
         Present value of minimum lease payments ..   $ 1,801,632
                                                      ===========

      For the years ended September 30, 2006 and 2005, interest expense on capital leases amounted to $168,143 and $199,182, respectively.

8.    Commitments and Contingencies

Management Changes

      On April 12, 2006, our Board of Directors named Lyle E. Jensen as President and Chief Executive Officer succeeding Robert H. Davis, who resigned those positions, and resigned as a member of our Board of Directors, on the same day. Mr. Jensen has been a member of our Board of Directors since May 2002, and previously served as the Chair of the Board's Audit Committee and as member of the Board's Compensation Committee. Mr. Jensen remains a member of the Board of Directors, but no longer serves on these committees. Nicholas DeBenedictis, an outside Director has joined the Compensation Committee and will serve as Audit Committee Chair.

      We entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen receives a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. The agreement may be terminated without cause on thirty days' notice but provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. The agreement also provides for incentive compensation based on the attainment of certain financial and non-financial goals. Mr. Jensen also received a relocation allowance of $23,603 and a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under our 2005 Stock Option Plan to purchase 500,000 shares of the our common stock, par value $.01 per share, with an exercise price of $.28 per share which was the closing price of our stock on the date of grant. In addition, upon signing of his employment agreement, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 per share which was the closing bid price of the common stock on the date the agreement was executed. In conjunction with Mr. Davis's resignation, we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $300,000 pursuant to certain contractual obligations.

      In addition, based on the intended sale of our California subsidiary (see
Note 2), notice of termination was provided to our California vice president on June 30 and we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $97,000 pursuant to certain contractual obligations.

Employment Agreements

      We have employment agreements with three (including Mr. Jensen) of our corporate officers, which provide for base salaries, participation in employee benefit programs and severance payments for termination without cause.

Rental Agreements

      Our Iowa subsidiary leases a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC ("Maust Asset Management"), a company co-owned by one of our employees. Under the terms of the lease, monthly rental payments of $8,250 on a triple net basis are required for the first five years increasing to $9,000 on a triple net basis per month for the remaining five years. The lease also provides a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately 3 acres adjacent to our existing Iowa facility at monthly rent payments of $3,500.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Commitments and Contingencies

      Our California subsidiary leased approximately 45,000 square feet of a building situated on approximately 1.5 acres of land for $1,250 per month. The lease expired in April 2006 but we remained a tenant-at-will through the July 17, 2006 sale of GreenMan of California (see Note 2).

      We lease approximately 3,380 square feet of office space from an unrelated third party for our corporate headquarters pursuant to a five-year lease that expires in May 2008. In June 2004, we amended this lease to include an additional 1,125 square feet of office space for an additional monthly rent of $1,500. In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and 65,000 shares of our common stock (valued at $32,500). We are allowed to remain in the existing space through December 31, 2006. As a result of settlement, we recorded a lease settlement expense of $54,360 at September 30, 2006. In addition, as part of the settlement agreement, the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000).

      For the years ended September 30, 2006 and 2005, total rental expense in connection with all non-cancellable real estate leases amounted to $219,840 and $261,145, respectively including $141,000 and 123,000, respectively per year associated with related-party leases.

      We also rent various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $1,500 to $2,683 and with terms ranging from 38 to 47 months. In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by an employee at monthly rentals ranging from $263 to $1,295. In January 2005, we entered into three new equipment lease agreements with Maust Asset Management in which we are required to pay between $1,500 and $2,683 per month rental and have the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000.

      For the fiscal years ended September 30, 2006 and 2005, total rent expense in connection with non-cancellable operating vehicle and equipment leases amounted to $68,837 and $58,805, respectively, of which, $68,199 and $51,149 were to related parties. The total future minimum rental commitment at September 30, 2006 under the above operating leases are as follows:

 Year ending September 30:            Real Estate      Equipment        Total
                                      -----------     ----------      ----------
    2007 .........................      $147,570      $   68,199      $  215,769
    2008 .........................       145,500          19,416         164,916
    2009 .........................       150,000              --         150,000
    2010 .........................       150,000              --         150,000
    2011 .........................       150,000              --         150,000
    2012 and thereafter ..........       228,500              --         228,500
                                        --------      ----------      ----------
                                        $971,570      $   87,615      $1,059,185
                                        ========      ==========      ==========

Litigation

      As of September 30, 2006, approximately 14 vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.4 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of September 30, 2006, 5 vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $237,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

9.    Stockholders' Equity

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

Other Common Stock Transactions

      On April 12, 2006, our Chief Executive Officer purchased 500,000 shares of our unregistered common stock (see Note 8) and on July 31, 2006 our Chief Financial Officer purchased 50,000 unregistered shares of common stock.

      During the quarter ended June 30, 2006, a director agreed to convert $90,000 principal and $1,676 interest due him under certain unsecured promissory notes payable into 315,330 shares of our unregistered common stock. (see Note 6) During the year ended September 30, 2006 several directors and officers agreed to accept 231,695 shares of unregistered common stock (valued at $82,046) in lieu of cash for certain director's fees and expenses due the individuals. In addition, we issued 133,330 shares of unregistered stock (valued at $30,000) to a third party for consulting services rendered during fiscal 2006.

      On August 24, 2006, a director agreed to convert $200,000 of principal and $76,445 of accrued interest due him under an unsecured promissory note into 953,259 unregistered shares of common stock. (see Note 6)

1993 Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004.

      Stock options and activity under the Plan is summarized as follows:

                                                        Year Ended                   Year Ended
                                                    September 30, 2006           September 30, 2005
                                                   ---------------------       -----------------------
                                                                Weighted                      Weighted
                                                                 Average                      Average
                                                                Exercise                      Exercise
                                                    Shares        Price         Shares         Price
                                                   ---------    --------       ---------      --------
Outstanding at beginning of period                 1,660,356      $ .85        1,670,356      $ .87
Granted                                                   --         --               --         --
Canceled                                            (628,000)       .94          (10,000)      1.58
Exercised                                                 --         --               --         --
                                                   ---------                   ---------
Outstanding at end of period                       1,032,356        .82        1,660,356        .86
                                                   =========                   =========
Exercisable at end of period                       1,022,356        .81        1,578,156        .85
                                                   =========                   =========
Reserved for future grants at end of period               --                          --
                                                   =========                   =========
Weighted average fair value of options
   granted during the period                                      $  --                       $  --

Information pertaining to options outstanding under the plan at September 30, 2006 is as follows:

                                Options Outstanding                  Options Exercisable
                        -------------------------------------       ----------------------
                                       Weighted
                                        Average      Weighted                     Weighted
                                       Remaining     Average                       Average
Exercise                  Number      Contractual    Exercise         Number      Exercise
Prices                  Outstanding       Life         Price        Exercisable     Price
------                  -----------   -----------    --------       -----------   --------
$  .38 -   .53            504,462           3.8        $ .48           504,462      $ .48
$  .84 -  1.09            477,894           2.3         1.06           477,894       1.06
$ 1.35 - $1.80             50,000           4.6         1.80            40,000       1.80
                        ---------                                    ---------
                        1,032,356           5.4        $ .82         1,022,356      $ .81
                        =========                                    =========

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

      In addition, on March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which was subsequently approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. During the fiscal year ended September 30, 2006, 929,000 qualified options in aggregate were granted with 792,000 options having an exercise price of $.28 per share and 137,000 having an exercise price of $.36 per share. All options vest annually at 20% per year from date of grant and have a ten year term. Options granted during fiscal 2006 had a weighted average exercise price of $.29 per share, a weighted average fair value on date of grant of $.12 per share and a weighted average contractual remaining life of 9.6 years. No options were vested at September 30, 2006.

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

      The Board of Directors has reserved 60,000 shares of our common stock for issuance under this plan and as of September 30, 2006, options to purchase 38,000 shares of our common stock have been granted of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.

      During the fiscal year ended September 30, 2005 options were granted to purchase 6,000 shares of common stock at $.51 per share. The options are exercisable for a period of ten years. The weighted average fair value of the options granted during the year ended September 30, 2005 was $.16 per share. At September 30, 2006, options outstanding had a weighted average exercise price of $1.10 per share and a weighted average contractual life of 6.5 years.

Other Stock Options and Warrants

      On June 30, 2004, we issued Laurus a warrant to purchase up to 990,000 shares of our common stock at prices ranging from $1.63 to $2.29 and a warrant to purchase up to 390,000 shares of our common stock at prices ranging from $1.56 to $2.18. These warrants were terminated in conjunction with the June 2006 Laurus refinancing. (see Note 5). In addition, we issued a warrant to purchase up to 270,000 shares of our common stock at prices ranging from $1.64 to $2.29 for investment banking services. The warrants vested immediately and have a five-year term.

      On July 20, 2005, we issued Laurus an option to purchase up to an aggregate of 2,413,571 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $401,738, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      On June 30, 2006, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

9.     Stockholders' Equity - (Continued)

Information pertaining to all other options and warrants granted and outstanding is as follows:

                                                        Year Ended                   Year Ended
                                                    September 30, 2006           September 30, 2005
                                                   ---------------------       -----------------------
                                                                Weighted                      Weighted
                                                                 Average                      Average
                                                                Exercise                      Exercise
                                                    Shares        Price         Shares         Price
                                                   ---------    --------       ---------      --------
Outstanding at beginning of period                 7,015,574      $ .98        4,756,003       $1.55
Granted                                            3,586,429        .01        2,413,571         .01
Canceled                                          (1,648,400)      1.80         (154,000)       3.36
Exercised                                                 --         --               --          --
                                                   ---------                   ---------
Outstanding at end of period                       8,953,603        .44        7,015,574         .98
                                                   =========                   =========
Exercisable at end of period                       8,948,603        .44        6,985,574         .98
                                                   =========                   =========

Weighted average fair value of options
granted during the period                                         $ .31                        $ .30

                                Options Outstanding                  Options Exercisable
                        -------------------------------------       ----------------------
                                       Weighted
                                        Average      Weighted                     Weighted
                                       Remaining     Average                       Average
Exercise                  Number      Contractual    Exercise         Number      Exercise
Prices                  Outstanding       Life         Price        Exercisable     Price
------                  -----------   -----------    --------       -----------   --------
$  .01 - 1.09           7,831,497          7.74        $ .23         7,831,497      $ .23
$  1.50 - 4.50          1,092,106          1.35         1.82         1,087,106       1.82
$  5.00 - 5.65             30,000           .25         5.65            30,000       5.65
                        ---------                                    ---------
                        8,953,603          6.94        $ .44         8,948,603      $ .44
                        =========                                    =========

Common Stock Reserved

      We have reserved common stock at September 30, 2005 as follows:

         Stock option plans .....................        1,989,356
         Other stock options ....................          882,500
         Other warrants .........................        8,071,103
                                                        ----------
                                                        10,942,959
                                                        ==========

10.   Employee Benefit Plan

      Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2006 and 2005, respectively.

11.   Segment Information

      We operate in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

12.   Major Customers

      During the fiscal years ended September 30, 2006 and 2005, no one customer accounted for more than 10% of our consolidated net sales.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

13.   Income Taxes

      The provision for income taxes was comprised of the following amounts for the years ended:

                                                  September 30,    September 30,
                                                      2006             2005
                                                  -------------    -------------
Current:
Federal ........................................     $     --        $270,000
State ..........................................       65,337           4,745
                                                     --------        --------
                                                       65,337         274,745
Deferred federal and state taxes ...............           --              --
                                                     --------        --------
Total provision for income  taxes ..............     $ 65,337        $274,745
                                                     ========        ========

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

The following differences give rise to deferred income taxes:

                                             September 30,       September 30,
                                                 2006                2005
                                             -------------       -------------

Net operating loss carry forwards ........    $ 12,961,000       $ 11,835,000
Differences in fixed asset bases .........        (503,000)           522,000
Capital loss carryover ...................       1,287,000                 --
Other, net ...............................         543,000          1,296,000
                                              ------------       ------------
                                                14,288,000         13,653,000
Valuation reserve ........................     (14,288,000)       (13,653,000)
                                              ------------       ------------
Net deferred tax asset ...................    $         --       $         --
                                              ============       ============

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

The change in the valuation reserve is as follows:

                                                   Year Ended      Year Ended
                                                  September 30,   September 30,
                                                      2006            2005
                                                  -------------   ------------
Balance at beginning of period .................   $13,653,000     $ 8,364,000
Increase due to rate differentials and
   current period operating results ............       635,000       5,289,000
                                                   -----------     -----------
Balance at end of period .......................   $14,288,000     $13,653,000
                                                   ===========     ===========

      As of September 30, 2006, we had net operating loss carry forwards of approximately $36 million including a net operating loss of $33 million and a $3 million capital loss carry forwards. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2013 and 2007, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

14.   Fair Value of Financial Instruments

      At September 30, 2006 and 2005, our financial instruments consist of accounts receivable, accounts payable and notes payable to banks and others. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GreenMan Technologies, Inc.

                                                   /s/ Lyle Jensen
                                                   ---------------
                                                       Lyle Jensen
                                                 Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                               Title(s)                              Date
        ---------                               --------                              ----

  /s/ Maurice E. Needham                  Chairman of the Board                 December 14, 2006
  ----------------------
    Maurice E. Needham

     /s/ Lyle Jensen               Chief Executive Officer, President           December 14, 2006
     ---------------                          and Director
       Lyle Jensen

   /s/ Charles E. Coppa                 Chief Financial Officer,
   --------------------                  Treasurer and Secretary
     Charles E. Coppa          (Principal Financial Officer and Principal       December 14, 2006
                                           Accounting Officer)

     /s/ Lew F. Boyd                            Director                        December 14, 2006
     ---------------
       Lew F. Boyd

    /s/ Dr. Allen Kahn                          Director                        December 14, 2006
    ------------------
      Dr. Allen Kahn

/s/ Nicholas DeBenedictis                       Director                        December 14, 2006
-------------------------
  Nicholas DeBenedictis