Form 10QSB
period 2006-12-31
GREENMAN TECHNOLOGIES INC
filed 2007-02-08
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2006


                         Commission File Number: 1-13776

                           GREENMAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   71-0724248
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 Identification No.)

                           12498 Wyoming Avenue South
                            Savage, Minnesota, 55378
          (Address of principal executive offices, including zip code)

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

                                 |_| YES |X| NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 |_| YES |X| NO

There were 21,525,680 shares outstanding of the issuer's Common Stock, $0.01 par value, at February 1, 2007.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2006

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                    Page
                                                                           ----


Item 1.    Financial Statements (*)

           Unaudited Consolidated Balance Sheets as of                     3
           December 31, 2006 and September 30, 2006

           Unaudited Consolidated  Statements of Operations for            4
           the three months ended December 31, 2006 and 2005

           Unaudited Consolidated Statement of Changes in
           Stockholders' Deficit for the three months ended                5
           December 31, 2006

           Unaudited Consolidated Statements of Cash Flows for             6
           the three months ended December 31, 2006 and 2005

           Notes to Interim Unaudited Consolidated Financial            7-16
           Statements

Item  2.   Management's Discussion and Analysis or Plan of             17-26
           Operation

Item  3.   Controls and Procedures                                        27

                           PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds

Item 6.    Exhibits and Reports on Form 8-K                               27

           Signatures                                                     28

* The financial information at September 30, 2006 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                     December 31,          September 30,
                                                                                        2006                   2006
                                                                                    ------------            ------------
                              ASSETS
Current assets:
  Cash and cash equivalents ...............................................         $    267,659            $    639,014
  Accounts receivable, trade, less allowance for doubtful
     accounts of $208,604 and $185,206 as of December 31, 2006
     and September 30, 2006 ...............................................            1,954,979               2,056,928
  Product inventory .......................................................              406,834                 113,336
  Other current assets ....................................................              694,457                 653,423
  Assets related to discontinued operations ...............................                   --                   7,291
                                                                                    ------------            ------------
      Total current assets ................................................            3,323,929               3,469,992
                                                                                    ------------            ------------
Property, plant and equipment, net ........................................            5,700,987               5,807,119
                                                                                    ------------            ------------
Other assets:
  Customer relationship intangibles, net ..................................               77,697                  85,434
  Other ...................................................................              199,284                 146,982
                                                                                    ------------            ------------
      Total other assets ..................................................              276,981                 232,416
                                                                                    ------------            ------------
                                                                                    $  9,301,897            $  9,509,527
                                                                                    ============            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, current ..................................................         $    496,619            $    493,572
  Notes payable, related party, current ...................................               10,000                  30,000
  Accounts payable ........................................................            1,673,815               1,786,130
  Accrued expenses, other .................................................            1,534,045               1,549,071
  Obligations under capital leases, current ...............................              192,006                 185,940
  Obligations due under lease settlement, current .........................               86,675                      --
  Liabilities related to discontinued operations ..........................            3,350,448               3,414,834
                                                                                    ------------            ------------
      Total current liabilities ...........................................            7,343,608               7,459,547
  Notes payable, non-current portion ......................................           10,263,011              10,339,590
  Notes payable, related parties, non-current portion .....................              534,320                 534,320
  Obligations under capital leases, non-current portion ...................            1,630,000               1,615,692
  Deferred gain on sale leaseback transaction .............................              334,077                 343,185
  Obligations due under lease settlement, non-current portion .............              562,383                 630,000
                                                                                    ------------            ------------
      Total liabilities ...................................................           20,667,399              20,922,334
                                                                                    ------------            ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none outstanding .....................................................                   --                      --
  Common stock, $.01 par value, 40,000,000 shares authorized,
     21,514,430 shares and 21,408,966 shares issued and
     outstanding at December 31, 2006 and September 30, 2006 ..............              215,144                 214,089
  Additional paid-in capital ..............................................           35,866,388              35,811,086
  Accumulated deficit .....................................................          (47,447,034)            (47,437,982)
                                                                                    ------------            ------------
      Total stockholders' deficit .........................................          (11,365,502)            (11,412,807)
                                                                                    ------------            ------------
                                                                                    $  9,301,897            $  9,509,527
                                                                                    ============            ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                      Three Months Ended
                                                                         December 31,
                                                                   2006                2005
                                                               ------------        ------------
Net sales .............................................        $  4,886,730        $  4,276,351
Cost of sales .........................................           3,403,370           2,971,493
                                                               ------------        ------------
Gross profit ..........................................           1,483,360           1,304,858
Operating expenses:
   Selling, general and administrative ................             967,942             775,659
                                                               ------------        ------------
Operating income from continuing operations ...........             515,418             529,199
                                                               ------------        ------------
Other income (expense):
   Interest and financing costs .......................            (523,141)           (279,285)
   Non-cash interest and financing costs ..............                  --            (656,271)
   Other, net .........................................             (11,154)            (21,973)
                                                               ------------        ------------
      Other (expense), net ............................            (534,295)           (957,529)
                                                               ------------        ------------
Loss from continuing operations before income taxes ...             (18,877)           (428,330)
Provision for income taxes ............................                  --                  --
                                                               ------------        ------------
Loss from continuing operations .......................             (18,877)           (428,334)
                                                               ------------        ------------
Discontinued operations:
   Gain (loss) from discontinued operations ...........               9,825            (977,995)
                                                               ------------        ------------
                                                                      9,825            (977,995)
                                                               ------------        ------------
Net loss ..............................................        $     (9,052)       $ (1,406,325)
                                                               ============        ============

Loss from continuing operations per share -basic ......        $         --        $      (0.02)
Loss from discontinued operations per share -basic ....                  --               (0.05)
                                                               ------------        ------------
Net loss per share -basic .............................        $         --        $      (0.07)
                                                               ============        ============

Weighted average shares outstanding ...................          21,466,625          19,225,352
                                                               ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                      Three Months Ended December 31, 2006

                                                                                      Additional
                                                                    Common Stock         Paid        Accumulated
                                                                 Shares      Amount   In Capital       Deficit          Total
                                                               --------------------   -----------   ------------    ------------
Balance, September 30, 2006 ................................   21,408,966   $214,089   $35,811,086   $(47,437,982)   $(11,412,807)
Common stock issued for fees and expenses due ..............       26,828        269        10,526             --          10,795
Common stock issued for services rendered ..................       13,636        136         4,364             --           4,500
Common stock issued in connection with lease settlement ....       65,000        650        31,850             --          32,500
Compensation expense associated with stock options .........           --         --         8,562             --           8,562
Net loss for the quarter ended December 31, 2006 ...........           --         --            --         (9,052)         (9,052)
                                                               ----------   --------   -----------   ------------    ------------
Balance, December 31, 2006 .................................   21,514,430   $215,144   $35,866,388   $(47,447,034)   $(11,365,502)
                                                               ==========   ========   ===========   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                      Three Months Ended December 31,
                                                                                          2006              2005
                                                                                      -----------        -----------

Cash flows from operating activities:
   Net loss ....................................................................      $    (9,052)       $(1,406,325)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Loss on disposal of property, plant and equipment ...........................            3,988             55,806
   Depreciation ................................................................          373,618            405,818
   Amortization of non-cash financing costs ....................................               --            654,847
   Amortization of customer relationships ......................................            7,737              3,699
   Amortization of stock option compensation expense ...........................            8,562                 --
   Amortization of deferred gain on sale leaseback transaction .................           (9,108)            (9,111)
   Decrease (increase) in assets:
      Accounts receivable ......................................................          101,949          1,615,741
      Product inventory ........................................................         (293,498)          (181,379)
      Equipment held for sale ..................................................               --             39,332
      Other current assets .....................................................          (33,743)            45,980
      Other assets .............................................................          (52,302)            12,053
   Increase (decrease) in liabilities:
      Accounts payable .........................................................         (168,684)           (22,905)
      Accrued expenses and other ...............................................           43,810           (169,183)
                                                                                      -----------        -----------
        Net cash (used) provided by operating activities .......................          (26,723)         1,044,373
                                                                                      -----------        -----------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................         (217,601)           (46,754)
   Proceeds from the sale of property and equipment ............................           13,546             60,000
                                                                                      -----------        -----------
        Net cash (used) provided by investing activities .......................         (204,055)            13,246
                                                                                      -----------        -----------
Cash flows from financing activities:
   Net payments under line of credit ...........................................               --           (162,262)
   Proceeds from notes payable .................................................           24,529                 --
   Repayment of notes payable ..................................................          (98,061)          (246,882)
   Repayment of notes payable, related party ...................................          (20,000)                --
   Repayment of convertible notes payable ......................................               --           (125,000)
   Net payments on convertible notes payable, line of credit ...................               --           (705,229)
   Principal payments on obligations under capital leases ......................          (47,045)           (54,020)
                                                                                      -----------        -----------
        Net cash used by financing activities ..................................         (140,577)        (1,293,393)
                                                                                      -----------        -----------
Net (decrease) in cash and cash equivalents ....................................         (371,355)          (235,774)
Cash and cash equivalents at beginning of period including $31
  and $0, respectively, of cash related to discontinued operations .............          639,014            365,216
                                                                                      -----------        -----------
Cash and cash equivalents at end of period, $0 cash related to
  discontinued operations ......................................................      $   267,659        $   129,442
                                                                                      ===========        ===========

  Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ........................      $    67,419        $        --
  Shares issued in lieu of cash for fees, expenses and service rendered ........           15,295                 --
  Shares issued for lease settlement ...........................................           32,500                 --
  Interest paid ................................................................          371,297            304,921
  Taxes paid ...................................................................           35,300                 --

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

1. Business

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, we comprise two operating locations that collect, process and market scrap tires in whole, shredded or granular form. We are headquartered in Savage, Minnesota and currently have tire processing operations in Iowa and Minnesota.

      Our tire processing operations are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

2. Basis of Presentation

      The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operating losses, in July 2006 we sold our California subsidiary. Accordingly, we have classified all three respective entities' assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

      The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that maybe reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made. Certain reclassifications have been made to the 2006 interim consolidated financial statements to conform to the current period presentation.

Nature of Operations, Risks, and Uncertainties

      As of December 31, 2006, we had $267,659 in cash and cash equivalents and a working capital deficiency of $4,019,679 of which $3,350,448 or 83% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by the significant reduction in our quarterly losses have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 6) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 4). However, in the fourth quarter of fiscal 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly. We believe the June 15, 2006 delisting of our stock by the American Stock Exchange as a result of our non compliance with their minimum stockholders' equity requirement of $4 million (for companies incurring losses in three of their most recent fiscal years) could substantially limit our stock's future liquidity and impair our ability to raise capital.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

2. Basis of Presentation - (Continued)

      We have invested substantial amounts of capital during the past several years, including approximately $950,000 in Iowa during our fourth quarter of fiscal 2006 in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. In addition, we continue to identify, and are currently selling product into several new, higher-value markets as evidenced by a 16% increase in end product revenue during the quarter ended December 31, 2006 as compared to the prior year. We continue to experience strong demand for our end products.

3. Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2006 and 2005, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4. Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005 and our California ($3.2 million since inception) subsidiary in fiscal 2006 our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern and West coast operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing costs. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. A majority of the California operating losses were due to significantly higher operating costs resulting from rapid market share growth and equipment reliability issues resulting from aging equipment.

      In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. We accrued $165,000 of estimated costs associated with the Tennessee closure at September 30, 2000. During fiscal 2006 we incurred and charged against the accrual approximately $109,000. In addition, $56,000 was reversed into income as a result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord. Additionally, we recognized $70,000 associated with insurance credits. In aggregate, we recognized approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

4. Discontinued Operations - (Continued)

      In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. During the quarter ended December 31, 2006 several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve (see discussion of our Georgia lease below) resulting in approximately $9,800 of income from discontinued Georgia operations. The aggregate net losses incurred during the quarter ended December 31, 2005 associated with our discontinued Georgia operation was approximately $746,000.

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, TIRES received an initial six months of free rent after which they are required to pay $4,650 per month. The lease can be terminated anytime with six months' notice. In December 2006, we received notice that TIRES would be terminating their lease effective June 5, 2007. We are currently working to indentify a new sublessee.

      In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, MTR received an initial six months of free rent after which they are required to pay $6,570 on a triple net basis per month. The initial term of the lease is three years but can be terminated anytime with six months' notice.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

4. Discontinued Operations - (Continued)

to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at December 31, 2006. The net present value of the lease settlement obligation increased by $19,058 during the quarter ended December 31, 2006 and is included in discontinued operations. The increase is primarily result of the additional liability assumed by us due to the TIRES lease termination notice.

      In July 2006 we sold our California subsidiary, which had lost approximately $3.2 million since inception to a third party for $1,000 in a stock purchase agreement. GreenMan Technologies of California was formed in 2002 to acquire all of the outstanding common stock of Unlimited Tire Technologies, Inc. an Azusa, California scrap tire recycling company of which the third party was the majority owner. The aggregate net losses associated with our California subsidiary included in the results for the three months ended December 31, 2005 was approximately $232,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000.

      The major classes of assets and liabilities associated with discontinued operations were:

                                                               December 31,          September 30,
                                                                   2006                   2006
                                                                ----------             ----------
Assets related to discontinued operations:
  Cash                                                          $       --             $       31
  Other current assets                                                  --                  7,260
                                                                ----------             ----------
    Total assets related to discontinued operations             $       --             $    7,291
                                                                ==========             ==========

Liabilities related to discontinued operations:
  Accounts payable                                              $2,518,762             $2,575,133
  Notes payable, current                                           394,887                394,887
  Accrued expenses, other                                          110,004                118,019
  Capital leases, current                                          326,795                326,795
                                                                ----------             ----------
    Total liabilities related to discontinued operations        $3,350,448             $3,414,834
                                                                ==========             ==========

Net sales and (loss) from discontinued operations were as follows:

                                                               December 31,           December 31,
                                                                   2006                  2005
                                                                ----------             ----------
Net sales from discontinued operations                         $        --            $ 1,164,865
Gain (loss) from discontinued operations                             9,825               (977,995)

5. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            December 31,        September 30,       Estimated
                                                2006                2006           Useful Lives
                                            ------------         ------------      -------------
Buildings and improvements                  $  1,741,943         $  1,741,943      10-20 years
Machinery and equipment                        7,294,512            7,188,119       5-10 years
Furniture and fixtures                           123,118              164,025        3-5 years
Motor vehicles                                 3,547,196            3,586,457       3-10 years
                                            ------------         ------------
                                              12,706,769           12,680,544
Less accumulated deprecation and              (7,005,782)          (6,873,425)
                                            ------------         ------------
  amortization
Property, plant and equipment, net          $  5,700,987         $  5,807,119
                                            ============         ============

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

6. Notes Payable/Credit Facilities

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

      On June 30, 2006 we reached an agreement with RSLP in which in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totaling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006. The note bears interest at 10% and is payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007. The balance due RSLP at December 31, 2006 was $132,879.

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

      Subject to certain limitations, Laurus had the option to convert the first $1,000,000 of borrowings under the line of credit into our common stock at a revised price of $0.79 (85% of the average closing price of our common stock for the five days immediately preceding March 22, 2005). Each subsequent $1,000,000 of borrowings would be convertible at the higher of $.93 or a 10% premium over the 22-day trailing average closing price computed on each $1,000,000 increment. As a result of the reduction in conversion price pursuant to the terms of the March 22, 2005 amendment, we recorded a beneficial conversion feature of $598,717. The discount was recorded as additional paid-in-capital and was entirely amortized to interest expense by December 31, 2005.

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

      Laurus had the option to convert some or all of the note's principal and interest payments into common stock at a revised fixed conversion price of $.79 on the first $1,000,000 of borrowings, and $.93 on the remaining amounts. Subject to certain limitations, regular payments of principal and interest were automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date was greater than or equal to 110% of such fixed conversion price. As a result of the change in conversion

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

6. Credit Facility/Notes Payable - (Continued

price pursuant to the terms of the March 22, 2005 amendment, we recorded an additional beneficial conversion feature of $1,485,594 on the term note. The additional discount amount was recorded as paid-in-capital with the portion attributed to the first $1,000,000 of borrowings, $567,429 which was entirely amortized to interest expense by December 31, 2005. The remaining balance of $918,165 was to be amortized over the remaining term of the note or ratably upon any partial conversion.

      On July 20, 2005, we issued an additional $1 million convertible term note to Laurus. The note was to mature on June 30, 2007 and bore interest at the prime rate plus 1.75%, payable monthly commencing August 1, 2005. Monthly principal payments of $58,823.53 over the term of the loan were to commence on February 1, 2006. Laurus subsequently agreed to defer the principal payments otherwise due from February 1, 2006 through May 1, 2006, until the maturity date of the term note, at which time the deferred payments and all other outstanding amounts are due. Laurus had the option to convert some or all of the principal and interest payments into common stock at a price of $.33 (the average closing price of our common stock on the American Stock Exchange for the 3-day period ending July 18, 2005).

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

      The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (10.25% at December 31, 2006), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. There were no amounts outstanding under the revolving note at December 31, 2006.

      The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (10.25% at December 31, 2006), with a minimum rate of 8%. Interest on the term loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

6. Credit Facility/Notes Payable - (Continued)

commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a). The term loan may be prepaid at any time without penalty. We used approximately $8,503,000 of the term note proceeds to repay our outstanding indebtedness under our existing credit facility with Laurus, approximately $1,219,000 to repay in full the indebtedness due our Iowa subsidiary's lender First American Bank; $250,000 to RSLP as part of a settlement agreement (as described above) and paid approximately $888,000 of costs and fees associated with this transaction which were expensed at June 30, 2006.

       In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock, which were issued in connection with the original notes on June 30, 2004, were canceled as part of this transaction. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding common stock. This limitation maybe waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs, and is continuing under the New Credit Facility. The fair value of these terminated warrants was determined to be $31,774 and offset the value of the new warrant issued. In addition, the fair value associated with the foregone convertibility feature of all previous convertible amounts was determined to be $740,998 and also offset the value of the new warrant issued. As a result of the foregoing, the net value assigned to the new warrant of $344,155 was recorded as paid in capital and recorded as a reduction to the carrying value of the refinanced note as described below. The terms of the term note are substantially similar to our June 2004 credit facility, including similar negative and restrictive covenants, as well as reporting requirements and default provisions.

      Laurus Funds has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus Funds upon exercise of the aforementioned warrant. On January 25, 2007 we filed a registration statement relating to the 3,586,429 shares underlying the June 30, 2006 warrant.

      Pursuant to Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

6. Credit Facility/Notes Payable - (Continued)

      The carrying value of the Laurus debt under the New Credit Facility at December 31, 2006 was $9,424,109 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

           Twelve Months Ending December 31,
           ---------------------------------
           2007 ...............................             $   900,000
           2008 ...............................               3,300,000
           2009................................               6,800,000
                                                            -----------
                                                            $11,000,000
                                                            ===========

7. Notes Payable - Related Party

Note Payable-Related Party

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

      Between June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at December 31, 2006 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

      In September 2003, a former officer loaned us $400,000 under a September 30, 2003 unsecured promissory note which bore interest at 12% per annum with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2004, the former officer offset approximately $163,000 of amounts due the Company under a 1998 note against the balance due him and applied approximately $114,000 of the balance due him plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of unregistered common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the balance due the former officer was $99,320 of which he assigned $79,060 of the balance to one of an officer's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to the officer.

      Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has agreed be paid $10,000 per month during the quarter ended December 31, 2006 and extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. As of December 31, 2006 there was $45,000 due the director as he agreed to extend the final $10,000 repayment until February 2007. For the three months ended December 31, 2006 and 2005, interest expense on notes payable to related parties amounted to $14,982 and $20,980 respectively. Accrued interest payable amounted to $94,085 at December 31, 2006.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

7. Litigation

      As of December 31, 2006, approximately fourteen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.4 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. The largest individual claim is for approximately $650,000. As of December 31, 2006, five vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $237,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

8. Stockholders' Equity

Common Stock Transactions

      On October 19, 2006, we issued 13,636 shares of our unregistered common stock valued at $4,500 (at a price of $.33 which was the closing price of our stock on the date of issuance) to a third party for consulting services rendered during fiscal 2006.

      In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and issued 65,000 shares of our unregistered common stock valued at $32,500 at a price of $.50 which was the closing price of our stock on the date of issuance). We were allowed to remain in the existing space through December 31, 2006 as part of the settlement agreement (valued at $13,140), the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000). As a result of settlement, we recorded a lease settlement expense of $54,360 at September 30, 2006.

      During the quarter ended December 31, 2006, several directors agreed to accept 26,828 shares of unregistered common stock valued at $10,795 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees and expenses due the directors.

Stock Options

      We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in the 2006 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-based Payment" using the prospective method and have applied the required fair value methodology to all stock option and equity award plans. Therefore, we continue to account for nonvested awards outstanding at the date of adoption in the same manner we accounted for them prior to adoption. We use the Balack- Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three months ended December 31, 2006, we recorded $8,562 of stock based compensation expense as a result of the adoption of SFAS 123(R).

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2006 and 2005
                                   (Unaudited)

8. Stockholders' Equity - (Continued)

      The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS No. 123, had been applied to prior periods:

                                                           Three Months Ended
                                                           December 31, 2005
                                                           -----------------

Net loss as reported ....................................      $(1,406,325)
Add: Compensation recognized under APB No.25 ............               --
Less: Compensation recognized under SFAS No. 123 ........           (8,149)
                                                               -----------
Pro forma net loss ......................................      $(1,414,474)
                                                               ===========

Net loss per share:
   Basic and diluted - as reported ......................      $     (0.07)
                                                               ===========
   Basic and diluted - pro forma ........................      $     (0.07)
                                                               ===========

      The fair value of the options at the date of grant and assumptions utilized to determine such values are indicated in the following table for the three months ended December 31, 2006 as no options were granted during the three months ended December 31, 2005.


                                                             Three Months Ended
                                                             December 31, 2006
                                                             -----------------

Risk-free interest rate .................................          4.63%
Expected dividend yield .................................           --
Expected life ...........................................        7.5 years
Expected volatility .....................................          76.9%
Weighted Average fair value of options granted ..........       $   .17

      In projecting expected stock price volatility we considered historical data for a twenty week period prior to date of grant. We estimated the expected life of stock options using the shortcut method, and estimated stock option forfeitures based on historical experience.

      On December 29, 2006, we granted our Chief Executive Officer an option to purchase 25,000 shares of our common stock at an exercise price of $.36 per share, which represented the closing price of our stock on the date of grant. The grant was made pursuant to the terms of his employment agreement as it related to additional incentive compensation due for the fiscal year ended September 30, 2006. The option was granted under the 2005 Stock Option Plan, has a ten-year term and vests equally over a five-year period from date of grant. The option had a fair value on date of grant of $.14 per share.

      During the quarter ended December 31, 2006, we granted options to one officer and two directors to purchase an aggregate of 260,000 shares of the our common stock at exercise prices ranging from $.35 to $.55 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The options had a fair value on date of grant ranging from $.13 to $.21 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operating losses, in July 2006 we sold our California subsidiary. Accordingly, we have classified all three respective entity's results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

      The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2006.

Results of Operations

Three Months ended December 31, 2006 Compared to the Three Months ended December 31, 2005

      Net sales from continuing operations for the three months ended December 31, 2006 increased $610,379 or 14% to $4,886,730 as compared to the first quarter of last year's net sales from continuing operations of $4,276,351. Our continuing operations processed approximately 3.65 million passenger tire equivalents during the quarter ended December 31, 2006, compared to approximately 3.10 million passenger tire equivalents during the same period last year. In addition to the 18% increase in overall inbound tire volume, the overall fee we are paid to collect and dispose of a scrap tire ("tipping fee") increased 2% compared to last year.

      Gross profit for the three months ended December 31, 2006 was $1,483,360 or 30.4% of net sales, compared to $1,304,858 or 30.5% of net sales for the three months ended December 31, 2005. Our cost of sales increased $431,877 or 15% primarily due to increased collection and processing costs associated with higher inbound volume. In addition, due to the completion of several large civil engineering projects (which use more of the scrap tire including waste wire) during fiscal 2006, our processing residual waste costs increased approximately $58,000 during the three months ended December 31, 2006 as compared to the prior year.

      Selling, general and administrative expenses for the three months ended December 31, 2006 increased $192,283 to $967,942 or 20% of net sales, compared to $775,659 or 18% of net sales for the three months ended December 31, 2005. The increase was primarily attributable to an increase of approximately $116,000 in salaries and wages, sales commissions and the re-allocation of approximately $52,000 of net corporate operating expenses which were absorbed by discontinued operations during the three months ended December 31, 2005.

      As a result of the foregoing, we had operating income from continuing operations of $515,418 during the three months ended December 31, 2006 as compared to operating income of $529,199 for the three months ended December 31, 2005.

      Interest and financing expense for the three months ended December 31, 2006 increased $243,856 to $523,141, compared to $279,285 during the three months ended December 31, 2005. The increase is attributable to the inclusion of approximately $137,940 of deferred interest associated with the June 2006 Laurus credit facility restructuring, increased rates and the allocation of all Laurus related cash interest to continuing operations during the fiscal year ended September 30, 2006 (approximately $25,000 was allocated to discontinued operations during the three months ended December 31, 2005). Non-cash financing fees and interest were zero during the three months ended December 31, 2006 as compared to $656,271 for the same period last year from the amortization of deferred financing fees in conjunction with the June 2006 Laurus refinancing.

      As a result of the foregoing, our net loss after income taxes from continuing operations for the three months ended December 31, 2006 decreased $409,457 or 96% to $18,877 or $.00 per basic share, compared to a net loss of $428,330 or $.02 per basic share for the three months ended December 31, 2005.

      During the three months ended December 31, 2006, several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $9,825 ($.00 per basic share) of income from discontinued operations. The $977,995 net loss ($.05 per basic share) from discontinued operations for the three months ended December 31, 2005 includes approximately $746,000 associated with our Georgia operations and approximately $232,000 associated with our California operations.

      Our net loss for the three months ended December 31, 2006 decreased $1,397,273 or 99% to $9,052 or $.00 per basic share as compared to a net loss of $1,406,325 or $.07 per basic share for the three months ended December 31, 2005.

Liquidity and Capital Resources

      As of December 31, 2006, we had $267,659 in cash and cash equivalents and a working capital deficiency of $4,019,679 of which $3,350,448 or 83% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals are being realized as evidenced by the significant reduction in our quarterly losses and have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility as well as our divestiture of historically unprofitable operations.

      The Consolidated Statements of Cash Flows reflect events in the three months ended December 31, 2006 and 2005 as they affect our liquidity. During the three months ended December 31, 2006, net cash used by operating activities was $26,723. While our net loss was $9,052 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital:
$380,809 of depreciation and amortization and a decrease in accounts receivable of $101,949. These changes were offset by a $293,498 increase in product inventory which is not unusual during this seasonally slower quarter and a net decrease in accounts payable and accrued expenses of $124,874. During the three months ended December 31, 2005, net cash provided by operating activities was $1,044,373 which reflects a net loss of $1,406,325 which was partially offset by the following non-cash expenses and changes to our working capital: $1,055,253 of depreciation and amortization, an increase in accounts receivable and product inventory of $1,434,362 in aggregate.

      Net cash used by investing activities was $204,055 for the three months ended December 31, 2006 reflecting the purchase of equipment offset by proceeds of $13,546. The net cash provided by investing activities for the three months ended December 31, 2005 was $13,246 reflecting the purchase of $46,754 of equipment and the receipt of $60,000 of proceeds from the sale of equipment.

      Net cash used by financing activities was $140,577 during the three months ended December 31, 2006 reflecting normal debt and capital lease repayments. Net cash provided used by financing activities was $1,293,393 during the three months ended December 31, 2005 reflecting the repayment of notes payable and our working capital lines of $1,239,373 and capital leases of $54,020.

      In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005 and our California ($3.2 million since inception) subsidiary in fiscal 2006 our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern and West coast operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing costs. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. A majority of the California operating losses were due to significantly higher operating costs and equipment reliability issues resulting from aging equipment.

      In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. We accrued $165,000 of estimated costs associated with the Tennessee closure at September 30, 2005. During fiscal 2006 we incurred and charged against the accrual approximately $109,000. In addition, $56,000 was reversed into income as a result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord regarding past due amounts. Additionally, we recognized $70,000 of income associated with insurance credits. In aggregate, we recognized approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

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

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, TIRES received an initial six months of free rent after which they are required to pay $4,650 per month. The lease can be terminated anytime with six months notice. In December 2006, we received notice that TIRES would be terminating their lease effective June 5, 2007. We are currently working to indentify a new sublessee. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES.

      In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, MTR received an initial six months of free rent after which they are required to pay $6,570 on a triple net basis per month. The initial term of the lease is three years but can be terminated anytime with six months' notice.

      We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at December 31, 2006. The net present value of the lease settlement obligation increased by $19,058 during the quarter ended December 31, 2006 and is included in discontinued operations for the three month period then ended. The increase is primarily the result of the additional liability assumed by us due to the TIRES lease termination notice.

      In July 2006 we sold our California subsidiary to a third party for $1,000 in a stock purchase agreement. The aggregate net losses associated with our California subsidiary included in the results for the three months ended December 31, 2005 was approximately $232,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000 and $3.2 million since inception.

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

    The revolving note has a term of three years from the closing, bears interest on any outstanding amounts at the prime rate published in The Wall Street Journal from time to time plus 2%, with a minimum rate of 8%. The amount we may borrow at any time under the revolving note is based on our eligible accounts receivable and our eligible inventory with an advance rate equal to 90% of our eligible accounts receivable (90 days or less) and 50% of finished goods inventory up to a maximum of $5 million minus such reserves as Laurus may reasonably in its good faith judgment deem necessary and proper from time to time. There were no amounts outstanding under the line at December 31, 2006.

    The term note has a maturity date of June 30, 2009 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 2% with a minimum rate of 8%. Interest on the loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum payments of $400,000; and (iii) the balance of the principal shall be payable on the maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than 95 days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) our aggregate net operating cash flow generated in such fiscal year less (b) our aggregate capital expenditures in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a) of this sentence. The term loan maybe prepaid at any time without penalty. We used approximately $9,972,000 of the term loan proceeds to repay certain existing debt (including approximately $8.5 million due to Laurus) and to pay approximately $888,000 of transaction fees associated with the New Credit Facility.

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

    We have agreed to register for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus Funds upon exercise of the aforementioned warrant. On January 25, 2007 we filed the registration statement relating to the 3,586,429 shares underlying the June 30, 2006 warrant.

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

      In addition, during the period of January to June 2006, another director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has agreed be paid $10,000 per month during the quarter ended December 31, 2006 and extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. As of December 31, 2006 there was $45,000 due the director as he agreed to extend the final $10,000 repayment until February 2007.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the last seventeen consecutive quarters and may need additional working capital if we do not return to sustained profitability, which if not received, may force us to curtail operations.

      We have incurred losses from operations in the last 17 consecutive quarters. As of December 31, 2006, we had $267,659 in cash and cash equivalents and a working capital deficiency of $4,019,679 of which $3,350,448 or 83% of the total is associated with our discontinued Georgia operations. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis. We believe our efforts to achieve these goals, as evidenced by the significant reduction in our quarterly losses have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility and our divestiture of historically unprofitable operations during fiscal 2006 and 2005. However, in the fourth quarter of fiscal 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

The delisting of our common stock by the American Stock Exchange could substantially limit our stock's liquidity and impair our ability to raise capital.

      Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain Stockholders' equity in excess of $4 million as required by the Exchange's Company Guide when a company has incurred losses in three of the four most recent fiscal years. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet until June 21, 2006 when we began trading on the Over-The-Counter-Bulletin-Board under the symbol "GMTI". We believe the delisting could substantially limit our stock's liquidity and impair our ability to raise capital.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes. On January 25, 2007 we filed the registration statement relating to the 3,586,429 shares underlying the June 30, 2006 warrant.

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

      In addition, we will be required as currently proposed to include the management and auditor reports on internal controls as part of our annual report for the fiscal year ending September 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective internal controls over financial reporting and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

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

      As of December 31, 2006, we have options and warrants to purchase approximately 11,197,959 shares of common stock outstanding. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of December 31, 2006, approximately 13.6 million shares of our common stock were eligible for sale in the public market. This represents approximately 63 percent of our outstanding shares of common stock. We are required to register additional shares of common stock owned by certain stockholders. After the effective date of the registration statement for those shares, approximately 17.8 million shares of our common stock will be eligible for resale in the public market. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 35 percent of our outstanding common stock as of December 31, 2006. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

            On October 19, 2006, we issued 13,636 shares of our unregistered common stock valued at $4,500 to a third party for consulting services rendered during fiscal 2006. See Note 8, "Stockholder's Equity" of Notes to the Interim Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

            On November 1, 2006, we issued 65,000 shares of our unregistered common stock valued at $32,500 to a third party in connection with a lease settlement agreement. See Note 8, "Stockholder's Equity" of Notes to the Interim Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

            During the quarter ended December 31, 2006, we issued 26,828 shares of our unregistered common stock valued at $10,795 to several directors in lieu of cash for past due fees and expenses due them. See Note 8, "Stockholder's Equity" of Notes to the Interim Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 6.     Exhibits
            --------

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