Form 10QSB
period 2007-03-31
GREENMAN TECHNOLOGIES INC
filed 2007-05-09
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2007

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


                           12498 Wyoming Avenue South
                             Savage, Minnesota 55378
          (Address of principal executive offices, including zip code)

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

                               |_| YES    |X| NO


There were 21,583,479 shares outstanding of the issuer's Common Stock, $0.01 par value, at May 1, 2007.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 31, 2007

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.  Financial Statements (*)

         Unaudited Consolidated Balance Sheets as of  March 31, 2007
         and September 30, 2006                                               3

         Unaudited Consolidated Statements of Operations for the
         three and six months ended March 31, 2007 and 2006                   4

         Unaudited Consolidated Statement of Changes in Stockholders'
         Deficit for the six months ended March 31, 2007                      5

         Unaudited Consolidated Statements of Cash Flows for the
         six months ended March 31, 2007 and 2006                             6

         Condensed Notes to Interim Unaudited Consolidated
         Financial Statements                                              7-17

Item 2.  Management's Discussion and Analysis or Plan of Operation        18-28

Item 3.  Controls and Procedures                                             29

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 4   Submission of Matters to a Vote of Security Holders                 29

Item 6   Exhibits and Reports on Form 8-K                                    30

         Signatures                                                          31

* The financial information at September 30, 2006 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                      Unaudited Consolidated Balance Sheets

                                                                             March 31,     September 30,
                                                                               2007            2006
                                                                           ------------    ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents ............................................   $    173,444    $    639,014
  Accounts receivable, trade, less allowance for doubtful
    accounts of $230,536 and $185,206 as of March 31, 2007
    and September 30, 2006 .............................................      1,244,116       2,056,928
  Product inventory ....................................................        867,044         113,336
  Other current assets .................................................        769,959         653,423
  Assets related to discontinued operations ............................             --           7,291
                                                                           ------------    ------------
     Total current assets ..............................................      3,054,563       3,469,992
                                                                           ------------    ------------
Property, plant and equipment, net .....................................      5,521,029       5,807,119
                                                                           ------------    ------------
Other assets:
  Customer relationship intangibles, net ...............................         75,960          85,434
  Other ................................................................        220,977         146,982
                                                                           ------------    ------------
     Total other assets ................................................        296,937         232,416
                                                                           ------------    ------------
                                                                           $  8,872,529    $  9,509,527
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, current ...............................................   $    470,740    $    493,572
  Notes payable, line of credit ........................................        572,537              --
  Notes payable, related party, current ................................             --          30,000
  Accounts payable .....................................................      1,435,183       1,786,130
  Accrued expenses, other ..............................................      1,418,751       1,549,071
  Obligations under capital leases, current ............................        187,503         185,940
  Obligations due under lease settlement, current ......................         68,518              --
  Liabilities related to discontinued operations .......................      3,327,559       3,414,834
                                                                           ------------    ------------
     Total current liabilities .........................................      7,480,791       7,459,547
  Notes payable, non-current portion ...................................     10,356,002      10,339,590
  Notes payable, related parties, non-current portion. .................        534,320         534,320
  Obligations under capital leases, non-current portion ................      1,584,814       1,615,692
  Deferred gain on sale leaseback transaction ..........................        324,966         343,185
  Obligations due under lease settlement, non-current portion ..........        580,540         630,000
                                                                           ------------    ------------
     Total liabilities .................................................     20,861,433      20,922,334
                                                                           ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
    none outstanding ...................................................             --              --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    21,558,479 shares and 21,408,966 shares issued and outstanding at
    March 31, 2007 and September 30, 2006 ..............................        215,585         214,089
  Additional paid-in capital ...........................................     35,890,991      35,811,086
  Accumulated deficit ..................................................    (48,095,480)    (47,437,982)
                                                                           ------------    ------------
     Total stockholders' deficit .......................................    (11,988,904)    (11,412,807)
                                                                           ------------    ------------
                                                                           $  8,872,529    $  9,509,527
                                                                           ============    ============

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Operations

                                                                  Three Months Ended               Six Months Ended
                                                               March 31,       March 31,       March 31,       March 31,
                                                                 2007            2006            2007            2006
                                                             ------------    ------------    ------------    ------------

Net sales ................................................   $  3,464,562    $  3,159,402    $  8,351,292    $  7,435,753
Cost of sales ............................................      2,689,350       2,565,741       6,092,720       5,537,234
                                                             ------------    ------------    ------------    ------------
Gross profit .............................................        775,212         593,661       2,258,572       1,898,519
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative ...................        901,088         777,777       1,869,017       1,553,436
                                                             ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations .......       (125,876)       (184,116)        389,555         345,083
                                                             ------------    ------------    ------------    ------------
Other income (expense):
   Interest and financing costs ..........................       (523,101)       (585,820)     (1,045,827)     (1,520,960)
   Other, net ............................................            562           1,630         (11,022)        (20,757)
                                                             ------------    ------------    ------------    ------------
     Other (expense), net ................................       (522,539)       (584,190)     (1,056,849)     (1,541,717)
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes ......       (648,415)       (768,306)       (667,294)     (1,196,634)
Provision for income taxes ...............................             --              --              --              --
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations ..........................       (648,415)       (768,306)       (667,294)     (1,196,634)
Discontinued operations:
   Gain (loss) from discontinued operations ..............            (31)       (512,195)          9,796      (1,490,192)
                                                             ------------    ------------    ------------    ------------
                                                                      (31)       (512,195)          9,796      (1,490,192)
                                                             ------------    ------------    ------------    ------------
Net loss .................................................   $   (648,446)   $ (1,280,501)   $   (657,498)   $ (2,686,826)
                                                             ============    ============    ============    ============

Loss from continuing operations per share - basic ........   $      (0.03)   $      (0.04)   $      (0.03)   $      (0.06)
Loss from discontinued operations per share - basic ......             --           (0.03)             --           (0.08)
                                                             ------------    ------------    ------------    ------------
Net loss per share - basic ...............................   $      (0.03)   $      (0.07)   $      (0.03)   $      (0.14)
                                                             ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted ..     21,525,919      19,225,352      21,495,946      19,152,756
                                                             ============    ============    ============    ============

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                         Six Months Ended March 31, 2007

                                                                                         Additional
                                                                    Common Stock           Paid In     Accumulated
                                                               Shares        Amount        Capital       Deficit         Total
                                                            ------------  ------------  ------------  ------------   ------------

Balance, September 30, 2006 ..............................    21,408,966  $    214,089  $ 35,811,086  $(47,437,982)  $(11,412,807)

Common stock issued for fees and expenses due ............        41,980           421        15,375            --         15,796

Common stock issued for services rendered ................        42,533           425        14,575            --         15,000

Common stock issued in connection with lease settlement ..        65,000           650        31,850            --         32,500

Compensation expense associated with stock options .......            --            --        18,105            --         18,105

Net loss for the six  months ended March 31, 2007 ........            --            --            --      (657,498)      (657,498)
                                                            ------------  ------------  ------------  ------------   ------------

Balance, March 31, 2007 ..................................    21,558,479  $    215,585  $ 35,890,991  $(48,095,480)  $(11,988,904)
                                                            ============  ============  ============  ============   ============

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                               Six Months Ended March 31,
                                                                                 2007            2006
                                                                             ------------    ------------

Cash flows from operating activities:
   Net loss ..............................................................   $   (657,498)   $ (2,686,826)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Loss on disposal of property, plant and equipment .....................          4,349         130,588
   Impairment loss .......................................................             --          35,901
   Depreciation ..........................................................        763,078         797,115
   Amortization of non-cash financing costs ..............................             --         963,747
   Amortization of customer relationships ................................          9,474           7,400
   Amortization of stock option compensation expense.. ...................         18,105              --
   Amortization of deferred gain on sale leaseback transaction ...........        (18,219)        (18,222)
   Decrease (increase) in assets:
     Accounts receivable .................................................        812,812       2,212,335
     Product inventory ...................................................       (753,708)       (437,495)
     Other current assets ................................................       (109,245)        248,197
     Other assets ........................................................        (73,995)         12,105
   Increase (decrease) in liabilities:
     Accounts payable ....................................................       (407,317)        174,152
     Accrued expenses and other ..........................................        (78,873)       (435,886)
                                                                             ------------    ------------
       Net cash (used) provided by operating activities ..................       (491,037)      1,003,111
                                                                             ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................       (431,720)       (535,924)
   Proceeds from the sale of property and equipment .. ...................         17,804         560,331
                                                                             ------------    ------------
       Net cash (used) provided by investing activities ..................       (413,916)         24,407
                                                                             ------------    ------------
Cash flows from financing activities:
   Net advances (payments) under line of credit ..........................        572,537        (172,210)
   Proceeds from notes payable ...........................................        192,217          77,114
   Proceeds from notes payable, related party ............................             --         125,000
   Repayment of notes payable ............................................       (198,637)       (515,556)
   Repayment of notes payable, related party .............................        (30,000)             --
   Repayment of convertible notes payable ................................             --        (125,000)
   Net payments on convertible notes payable, line of credit .............             --        (468,140)
   Principal payments on obligations under capital leases ................        (96,734)        (98,879)
                                                                             ------------    ------------
       Net cash provided (used) by financing activities ..................        439,383      (1,177,671)
                                                                             ------------    ------------
Net (decrease) in cash and cash equivalents ..............................       (465,570)       (150,153)
Cash and cash equivalents at beginning of period including $31 and $0,
  respectively, cash related to discontinued operations ..................        639,014         365,216
                                                                             ------------    ------------
Cash and cash equivalents at end of period, $0 cash related to
  discontinued operations ................................................   $    173,444    $    215,063
                                                                             ============    ============

  Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ..................   $     67,419    $     15,604
  Shares issued in lieu of cash for fees, expenses and service rendered ..         30,796              --
  Shares issued for lease settlement .....................................         32,500              --
  Accounts receivable offset in connection with discontinued operations ..             --         152,000
  Accounts receivable offset in connection with discontinued operations ..             --         247,000
  Interest paid ..........................................................        713,160         630,064
  Taxes paid .............................................................         35,300              --

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

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

     The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results and balance sheet for the interim periods presented have been made. Certain reclassifications have been made to the 2006 interim consolidated financial statements to conform to the current period presentation.

Nature of Operations, Risks, and Uncertainties

     As of March 31, 2007, we had $173,444 in cash and cash equivalents and a working capital deficiency of $4,426,228 of which $3,327,559 or 75% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by the significant reduction in our quarterly losses, have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 6) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 4). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly. We believe the June 15, 2006 delisting of our stock by the American Stock Exchange as a result of non-compliance with their minimum stockholders' equity requirement of $4 million (for companies incurring losses in three of their most recent fiscal years) could substantially limit our stock's future liquidity and impair our ability to raise capital.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

2.   Basis of  Presentation - (Continued)

     We have invested substantial amounts of capital during the past several years, including approximately $950,000 in Iowa during the fourth quarter of fiscal 2006, in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. In addition, we continue to increase our inbound volume and are currently selling product into several new, higher-value markets, as evidenced by a 12% increase in overall revenue during the six months ended March 31, 2007 as compared to the prior year. We continue to experience strong demand for our end products.

3.   Net Loss Per Share

     Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2007 and 2006, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4.   Discontinued Operations

     Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) and Tennessee ($1.8 million) subsidiaries during fiscal 2005 and our California ($3.2 million since inception) subsidiary, in fiscal 2006 our Board of Directors determined it to be in the best interest of our company to discontinue all Southeastern and West coast operations and dispose of their respective operating assets. A majority of the Tennessee operating losses were due to rapid market share growth within the state necessitating us to transport an increasing number of Tennessee scrap tires to our Georgia facility for processing at significant transportation and processing costs. A majority of the Georgia operating losses were due to (1) the negative impact of processing a significant number of Tennessee sourced tires; (2) a change in the specifications of our primary end market customers requiring a smaller product resulting in reduced processing capacity and significantly higher operating costs and (3) equipment reliability issues resulting from aging equipment processing an increasing number of scrap tires. A majority of the California operating losses were due to significantly higher operating costs resulting from rapid market share growth and equipment reliability issues resulting from aging equipment.

     In September 2005 we assigned all Tennessee scrap tire collection contracts and certain other contracts with suppliers of waste tires and contracts to supply whole tires to certain cement kilns in the southeastern region of the United States to a company owned by a former employee. We received no cash consideration for these assignments and recorded a $1,334,849 loss (including a non-cash loss of $918,450 associated with goodwill written off) on disposal of the operations at September 30, 2005. The aggregate net losses including the loss on disposal associated with the discontinued operations of our Tennessee subsidiary included in the results for year ended September 30, 2005 were approximately $3.1 million. We accrued $165,000 of estimated costs associated with the Tennessee closure at September 30, 2005. During fiscal 2006 we incurred and charged against the accrual approximately $109,000. In addition, $56,000 was reversed into income as a result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord. Additionally, we recognized $70,000 associated with insurance credits. In the aggregate, we recognized approximately $126,000 of income from discontinued Tennessee operations during the year ended September 30, 2006.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

4.   Discontinued Operations - (Continued)

     In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. During the six months ended March 31, 2007 several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve (see discussion of our Georgia lease below) resulting in approximately $9,800 of income from discontinued Georgia operations. The aggregate net losses incurred during the three and six months ended March 31, 2006 associated with our discontinued Georgia operation was approximately $12,000 and $746,000, respectively.

     In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, TIRES received an initial six months of free rent after which they are required to pay $4,650 per month. The lease can be terminated anytime with six months notice. In December 2006, we received notice that TIRES would be terminating their lease effective June 5, 2007 and we are working to indentify a new sublessee.

     In March 2006, we sold and assigned to MTR of Georgia, Inc. ("MTR"), a company co-owned by a former employee, certain assets, including (a) certain passenger tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap passenger tires; and (c) certain intangible assets. MTR assumed all of our rights and obligations under these contracts. We received $250,000 from MTR for these assets. As additional consideration, MTR assumed financial responsibility for disposing of all scrap tires and scrap tire processing residual at the Georgia facility as of the closing of this sale. In addition, MTR entered into a sublease agreement with us with respect to part of the premises located in Georgia. Pursuant to the terms of the sublease agreement, MTR received an initial six months of free rent after which they are required to pay $6,570 on a triple net basis per month. The initial term of the lease is three years but can be terminated anytime with six months notice.

     We agreed with TIRES and MTR not to compete in the business of providing whole tire waste disposal services or selling crumb rubber material (except to our existing customers) within certain Southeastern states for a period of three years.

     In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

4.   Discontinued Operations - (Continued)

termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in obligations due under lease settlement at March 31, 2007. The net present value of the lease settlement obligation increased by $19,058 during the six months ended March 31, 2007 and is included in discontinued operations. The increase is primarily the result of the additional liability assumed by us due to the TIRES lease termination notice.

     In July 2006 we sold our California subsidiary, which had lost approximately $3.2 million since inception to a third party for $1,000 in a stock purchase agreement. GreenMan Technologies of California was formed in 2002 to acquire all of the outstanding common stock of Unlimited Tire Technologies, Inc. an Azusa, California scrap tire recycling company of which the third party was the majority owner. The aggregate net losses associated with our California subsidiary included in the results for the three and six months ended March 31, 2006 were approximately $500,000 and $732,000 respectively. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000.

     The major classes of assets and liabilities associated with discontinued operations were:

                                                                March 31,   September 30,
                                                                  2007           2006
                                                               ----------     ----------
Assets related to discontinued operations:
  Cash .....................................................   $       --     $       31
  Other current assets .....................................           --          7,260
                                                               ----------     ----------
     Total assets related to discontinued operations .......   $       --     $    7,291
                                                               ==========     ==========

Liabilities related to discontinued operations:
  Accounts payable .........................................   $2,518,762     $2,575,133
  Notes payable, current ...................................      394,887        394,887
  Accrued expenses, other ..................................       87,115        118,019
  Capital leases, current ..................................      326,795        326,795
                                                               ----------     ----------
     Total liabilities related to discontinued operations ..   $3,327,559     $3,414,834
                                                               ==========     ==========

     Net sales and (loss) from discontinued operations were as follows:

                                                 Three Months Ended              Six Months Ended
                                               March 31,      March 31,      March 31,     March 31,
                                                 2007           2006           2007          2006
                                              -----------    -----------    -----------   -----------

Net sales from discontinued operations ....   $        --    $   766,186    $        --   $ 1,931,050
Gain (loss) from discontinued operations ..           (31)      (512,195)         9,796    (1,490,192)

5.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                          March 31,     September 30,       Estimated
                                            2007            2006           Useful Lives
                                        ------------    ------------      --------------
Buildings and improvements ..........   $  1,741,943    $  1,741,943      10 - 20 years
Machinery and equipment .............      7,334,971       7,188,119       5 - 10 years
Furniture and fixtures ..............        123,118         164,025       3 - 5 years
Motor vehicles ......................      3,691,898       3,586,457       3 - 10 years
                                        ------------    ------------
                                          12,891,930      12,680,544
Less accumulated deprecation and
  amortization ......................     (7,370,901)     (6,873,425)
                                        ------------    ------------
Property, plant and equipment, net ..   $  5,521,029    $  5,807,119
                                        ============    ============

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

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

     On June 30, 2006 we reached an agreement with RSLP in which in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totaling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006. The note bears interest at 10% and is payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007. The balance due RSLP at March 31, 2007 was $117,879.

June 2004 Laurus Credit Facility

     On June 30, 2004, we entered into a $9 million credit facility with Laurus Master Fund, Ltd. ("Laurus"), consisting of a $5 million convertible, revolving working capital line of credit and a $4 million convertible term note. At closing, we borrowed $2 million under the line of credit and $4 million under the term loan. We used the proceeds to repay certain existing debt obligations, financing costs relating to this transaction, and general working capital. On March 22, 2005, the credit facility was amended to (1) permit us to maintain overradvances of up to $2,000,000 under the line of credit through December 31, 2005 (subsequently extended to June 30, 2006); (2) defer certain principal payments on the term note as described below; and (3) reduce the conversion price on the minimum borrowing note and term note as described below.

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

                           GREENMAN TECHNOLOGIES, INC.
               Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

6.   Credit Facility/Notes Payable - (Continued)

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

     The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (10.25% at March 31, 2007), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. As of March 31, 2007, $572,537 was outstanding under the revolving note.

     The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (10.25% at March 31, 2007), with a minimum rate of 8%. Interest on the term loan is payable monthly commencing August 1, 2006. Principal is to be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

6.   Credit Facility/Notes Payable - (Continued)

principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). The term loan may be prepaid at any time without penalty. We used approximately $8,503,000 of the term note proceeds to repay our outstanding indebtedness under our prior credit facility with Laurus, approximately $1,219,000 to repay in full the indebtedness due our Iowa subsidiary's lender First American Bank, $250,000 to RSLP as part of a settlement agreement (as described above) and paid approximately $888,000 of costs and fees associated with this transaction which were expensed at June 30, 2006.

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

     Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. On January 25, 2007 we filed a registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant. The registration statement declared effective on February 6, 2007.

     Pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

6.   Credit Facility/Notes Payable - (Continued)

     The carrying value of the Laurus debt under the New Credit Facility at March 31, 2007 was $9,424,109 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

     Twelve Months Ending March 31,
     ------------------------------
     2007 ..............................    $ 1,350,000
     2008 ..............................      4,050,000
     2009...............................      5,600,000
                                            -----------
                                            $11,000,000
                                            ===========
     See Subsequent Event footnote 10.

7.   Notes Payable - Related Party

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

     Between June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at March 31, 2007 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

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

     Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has been repaid $30,000 during the six months ended March 31, 2007 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. Interest expense on notes payable to related parties amounted to $15,858 and $30,750 for the three and six months ended March 31, 2007 and $22,430 and $43,410 for the three and six months ended March 31, 2006. Accrued interest payable amounted to $92,941 at March 31, 2007.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

8.   Litigation

     As of March 31, 2007, approximately sixteen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.5 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. These amounts are included in liabilities related to discontinued operations at March 31, 2007. The largest individual claim is for approximately $650,000. As of March 31, 2007, seven vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $339,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

9.   Stockholders' Equity

Common Stock Transactions

     On October 19, 2006, we issued 13,636 shares of our unregistered common stock valued at $4,500 (at a price of $.33 which was the closing price of our stock on the date of issuance) to a third party for consulting services rendered during fiscal 2006. During the quarter ended March 31, 2007 we issued an additional 28,897 shares of our unregistered common stock valued at $10,500 (at prices ranging from $.34 to $.40 which represented the closing price of our stock on the date of each issuance) to same third party for consulting services rendered during fiscal 2006 and 2007.

     In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and issued 65,000 shares of our unregistered common stock valued at $32,500 at a price of $.50 which was the closing price of our stock on the date of issuance). We were allowed to remain in the existing space through December 31, 2006 as part of the settlement agreement, the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000). As a result of settlement, we recorded a lease settlement expense of $54,360 at September 30, 2006.

     During the quarter ended December 31, 2006, several directors agreed to accept 26,828 shares of unregistered common stock valued at $10,795 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees and expenses due the directors.

     On March 31, 2007, several directors agreed to accept 15,152 shares of unregistered common stock valued at $5,000 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees due the directors.

Stock Options

     We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in the 2006 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we previously had elected to continue with the accounting methodology prescribed by

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

9.   Stockholders' Equity - (Continued)

Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-based Payment" using the modified prospective method and have applied the required fair value methodology to all stock option and equity award plans. Therefore, we continue to account for non-vested awards outstanding at the date of adoption in the same manner we accounted for them prior to adoption. We use the Black-Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three and six months ended March 31, 2007, we recorded $9,543 and $18,105, respectively of stock based compensation expense as a result of the adoption of SFAS 123(R).

     The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS No. 123, had been applied to prior periods:

                                                     Three Months Ended   Six Months Ended
                                                       March 31, 2006      March 31, 2006
                                                       --------------      --------------

Net loss as reported ...............................     $(1,280,501)        $(2,686,826)
Add: Compensation recognized under APB No.25 .......              --                  --
Less: Compensation  recognized under SFAS No. 123 ..          (7,290)            (15,439)
                                                         -----------         -----------
Pro forma net loss.. ...............................     $(1,287,791)        $(2,702,265)
                                                         ===========         ===========

Net loss per share:
   Basic and diluted - as reported .................     $     (0.07)        $     (0.14)
                                                         ===========         ===========
   Basic and diluted - pro forma ...................     $     (0.07)        $     (0.14)
                                                         ===========         ===========

     The fair value of the options at the date of grant and assumptions utilized to determine such values are indicated in the following table for the six months ended March 31, 2007. No options were granted during the six months ended March 31, 2006.

                                                     Six Months Ended
                                                      March 31, 2007
                                                      --------------

Risk-free interest rate ..........................         4.63%
Expected dividend yield ..........................          --
Expected life ....................................       7.5 years
Expected volatility ..............................         76.9%
Weighted Average fair value of options granted ...         $.17

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

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended March 31, 2007 and 2006
                                   (Unaudited)

10.   Subsequent Event

     In May 2007, Laurus Master Fund, Ltd., GreenMan's primary secured lender agreed to reduce the monthly principal payments required under its existing Credit Facility (see Note 6) during the period of July 2007 to June 2008 from $150,000 to $100,000 per month. In addition, Laurus agreed to reduce the monthly principal payments required during the period of July 2008 to September 2008 from $400,000 to $100,000 per month. The net reduction of $1,500,000 will be deferred and payable at the June 2009 maturity date.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operating losses, in July 2006 we sold our California subsidiary. Accordingly, we have classified all three respective entities' results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

Results of Operations

Three Months ended March 31, 2007 Compared to the Three Months ended March 31, 2006

     Net sales from continuing operations for the three months ended March 31, 2007 increased $305,160 or 10% to $3,464,562 as compared to $3,159,402 for the quarter ended March 31, 2006. Our continuing operations processed approximately
2.23 million passenger tire equivalents during the quarter ended March 31, 2007 compared to approximately 2.27 million passenger tire equivalents during the same period last year. The increase in revenue was primarily attributable to the inclusion of approximately $198,000 of revenue and 100,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during the quarter. The inclusion of the scrap tire cleanup project contributed to an aggregate 11% increase in overall tipping fees (fee we are paid to collect and dispose of a scrap tire) per passenger tire in addition to a 6% increase in overall product revenues during the quarter ended March 31, 2007.

     Gross profit for the three months ended March 31, 2007 was $775,212 or 22% of net sales, compared to $593,661 or 19% of net sales for the three months ended March 31, 2006. Our cost of sales increased $123,609 or 5% primarily due to increased processing residual waste costs due to the completion of several large civil engineering projects (which use more of the scrap tire including waste wire) during the quarter ended March 31, 2006.

     Selling, general and administrative expenses for the three months ended March 31, 2007 increased $123,311 to $901,088 or 26% of net sales, compared to $777,777 or 25% of net sales for the three months ended March 31, 2006. The increase was primarily attributable to an increase of approximately $103,000 in wages and performance based incentives and the re-allocation of approximately $37,000 of net corporate operating expenses which were absorbed by discontinued operations during the three months ended March 31, 2007.

     As a result of the foregoing, we had an operating loss from continuing operations of $125,876 during the three months ended March 31, 2007 as compared to an operating loss of $184,116 for the same period last year.

     Interest and financing expense for the three months ended March 31, 2007 decreased $62,719 to $523,101, compared to $585,820 during the three months ended March 31, 2006. The decrease is attributable to the elimination of $306,000 of non-cash financing fees and interest incurred during the three months ended March 31, 2006 associated with Laurus credit facility which was restructured in June 2006. This reduction was offset by the inclusion of approximately $145,000 of deferred interest associated with the June 2006 Laurus credit facility restructuring, increased rates and the allocation of all Laurus related cash interest to continuing operations during the fiscal year ended September 30, 2006 (approximately $25,000 was allocated to discontinued operations during the three months ended March 31, 2006).

     As a result of the foregoing, our net loss after income taxes from continuing operations for the three months ended March 31, 2007 decreased $119,891 or 16% to $648,415 or $.03 per basic share, compared to a net loss of $768,306 or $.04 per basic share for the three months ended March 31, 2006.

     The $512,195 net loss ($.03 per basic share) from discontinued operations for the three months ended March 31, 2006 includes approximately $12,000 associated with our Georgia operations and approximately $500,000 associated with our California operations. Our net loss for the three months ended March 31, 2007 decreased $632,055 or 49% to $648,446 or $.03 per basic share as compared to a net loss of $1,280,501 or $.07 per basic share for the three months ended March 31, 2006.

Six Months ended March 31, 2007 Compared to the Six Months ended March 31, 2006

     Net sales from continuing operations for the six months ended March 31, 2007 increased $915,539 or 12% to $8,351,292 as compared to $7,435,753 for the six months ended March 31, 2006. Our continuing operations processed 8% more or approximately 5.88 million passenger tire equivalents during the six months ended March 31, 2007 compared to approximately 5.43 million passenger tire equivalents during the same period last year. The increase in revenue was attributable to increased volume on which we realized a 6% increase in overall tipping fees (fee we are paid to collect and dispose of a scrap tire) per passenger tire in addition to an 11% increase in overall product revenues during the six months ended March 31, 2007. The increase in revenue and inbound volume included approximately $350,000 of revenue and 167,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during the six months ended March 2007.

     Gross profit for the six months ended March 31, 2007 was $2,258,572 or 27% of net sales, compared to $1,898,519 or 26% of net sales for the six months ended March 31, 2006. Our cost of sales increased $555,486 or 10% primarily due to increased collection and processing costs associated with higher inbound volume and $113,000 of increased processing residual waste costs due to the completion of several large civil engineering projects (which use more of the scrap tire including waste wire) during the six months ended March 31, 2006.

     Selling, general and administrative expenses for the six months ended March 31, 2007 increased $315,581 to $1,869,017 or 22% of net sales, compared to $1,553,436 or 21% of net sales for the six months ended March 31, 2006. The increase was primarily attributable to an increase of approximately $263,000 in wages, performance based incentives and outside commissions in addition to the re-allocation of approximately $90,000 of net corporate operating expenses which were absorbed by discontinued operations during the six months ended March 31, 2006.

     As a result of the foregoing, we had operating income from continuing operations of $389,555 during the six months ended March 31, 2007 as compared to operating income of $345,083 for the six months ended March 31, 2006.

     Interest and financing expense for the six months ended March 31, 2007 decreased $475,133 to $1,045,827 compared to $1,520,960 during the six months ended March 31, 2006. The decrease is attributable to the elimination of $961,000 of non-cash financing fees and interest incurred during the six months ended March 31, 2006 associated with Laurus credit facility which was restructured in June 2006. This reduction was offset by the inclusion of approximately $283,000 of deferred interest associated with the June 2006 Laurus credit facility restructuring, increased rates and the allocation of all Laurus related cash interest to continuing operations during the fiscal year ended September 30, 2006 (approximately $52,000 was allocated to discontinued operations during the six months ended March 31, 2006).

     As a result of the foregoing, our net loss after income taxes from continuing operations for the six months ended March 31, 2007 decreased $529,340 or 44% to $667,294 or $.03 per basic share, compared to a net loss of $1,196,634 or $.06 per basic share for the six months ended March 31, 2006.

     During the six months ended March 31, 2007, several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $9,796 ($.00 per basic share) of income from discontinued operations. The $1,490,192 net loss ($.08 per basic share) from discontinued operations for the six months ended March 31, 2006 includes approximately $759,000 associated with our Georgia operations and approximately $732,000 associated with our California operations.

      Our net loss for the six months ended March 31, 2007 decreased $2,029,328 or 76% to $657,498 or $.03 per basic share as compared to a net loss of $2,686,826 or $.14 per basic share for the six months ended March 31, 2006.

Liquidity and Capital Resources

     As of March 31, 2007, we had $173,444 in cash and cash equivalents and a working capital deficiency of $4,426,228 of which $3,327,559 or 75% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by the significant reduction in our quarterly losses have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility and our divestiture of historically unprofitable operations during fiscal 2006 and 2005.

     The Consolidated Statements of Cash Flows reflect events in the six months ended March 31, 2007 and 2006 as they affect our liquidity. During the six months ended March 31, 2007, net cash used by operating activities was $491,037. While our net loss was $657,498 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $772,438 of depreciation and amortization and a decrease in accounts receivable of $812,812. These changes were offset by a $753,708 increase in product inventory which is not unusual during this seasonally slower quarter when we build inventory for the pending crumb season and a net decrease in accounts payable and accrued expenses of $486,190. During the six months ended March 31, 2006, net cash provided by operating activities was $1,003,111 which reflects a net loss of $2,686,826 which was partially offset by the following non-cash expenses and changes to our working capital: $1,750,040 of depreciation and amortization, and a decrease in accounts receivable of $2,212,335 which offset a $437,495 increase in product inventory.

     Net cash used by investing activities was $413,916 for the six months ended March 31, 2007, reflecting the purchase of equipment offset by proceeds from the sale of equipment of $17,804. The net cash provided by investing activities for the six months ended March 31, 2006 was $24,407 reflecting the purchase of $535,924 of equipment and the receipt of $560,331 of proceeds from the sale of equipment.

     Net cash provided by financing activities was $439,383 during the six months ended March 31, 2007 reflecting the initial drawdown of our line of credit which offset normal debt and capital lease repayments. Net cash used by financing activities was $1,177,671 during the six months ended March 31, 2006 reflecting the repayment of notes payable and our working capital lines of $640,350 and capital leases of $98,879.

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

     In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. As a result, we wrote down all Georgia operating assets to their estimated fair market value at September 30, 2005 and recorded a loss on disposal of $4,631,102 (including a non-cash loss of $1,253,748 associated with goodwill written off) net of a gain on settlement of our Georgia facility lease of $586,137. We completed the divestiture of all Georgia operating assets as of March 1, 2006. The aggregate net losses incurred during fiscal 2006 associated with our discontinued Georgia operation was approximately $582,000. During the six months ended March 31, 2007 several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve resulting in approximately $9,800 of income from discontinued Georgia operations. The aggregate net losses incurred during the three and six months ended March 31, 2006 associated with our discontinued Georgia operation was approximately $12,000 and $746,000, respectively.

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

     In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at December 31, 2006. The net present value of the lease settlement obligation increased by $19,058 during the six months ended March 31, 2007 and is included in discontinued operations for the six month period then ended. The increase is primarily the result of the additional liability assumed by us due to the TIRES lease termination notice.

     In July 2006 we sold our California subsidiary to a third party for $1,000 in a stock purchase agreement. The aggregate net losses associated with our California subsidiary included in the results for the three and six months ended March 31, 2006 was approximately $500,000 and $732,000 respectively. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000 and $3.2 million since inception.

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

     The term note has a maturity date of June 30, 2009 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 2% with a minimum rate of 8%. Interest on the loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum payments of $400,000; and (iii) the balance of the principal shall be payable on the maturity date. In May 2007, Laurus agreed to reduce the monthly principal payments required under Credit Facility during the period of July 2007 to June 2008 from $150,000 to $100,000 per month. Laurus also agreed to reduce the monthly principal payments required during the period of July 2008 to September 2008 from $400,000 to $100,000 per month. The net reduction of $1,500,000 will be deferred and payable at the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than 95 days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) our aggregate net operating cash flow generated in such fiscal year less (b) our aggregate capital expenditures in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a) of this sentence. The term loan maybe prepaid at any time without penalty. We used approximately $9,972,000 of the term loan proceeds to repay certain existing debt (including approximately $8.5 million due to Laurus) and to pay approximately $888,000 of transaction fees associated with the New Credit Facility.

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

     On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant. The registration statement was declared effective on February 6, 2007.

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

     In addition, during the period of January to June 2006, another director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has been repaid $30,000 during the six months ended March 31, 2007 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

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

     Based on our fiscal 2007 operating plan, available working capital, revenues from operations and anticipated availability under our working capital line of credit with Laurus, we believe we will be able to satisfy our cash requirements through fiscal 2008 at which time our Laurus principal payments increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

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

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the last eighteen consecutive quarters and may need additional working capital if we do not return to sustained profitability, which if not received, may force us to curtail operations.

     We have incurred losses from operations in the last 18 consecutive quarters. As of March 31, 2007, we had $173,444 in cash and cash equivalents and a working capital deficiency of $4,426,228 of which $3,327,559 or 75% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by the significant reduction in our quarterly losses have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 6) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 4). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

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

     We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes. We have registered for resale for Laurus the 3,586,429 shares underlying the June 30, 2006 warrant.

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

     In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations. On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant. The registration statement was declared effective on February 6, 2007.

We will require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

     We will have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business. We cannot assure that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business will be adversely affected and we may need to discontinue some or all of our operations. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders will experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

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

     In addition, we will be required as currently proposed to include the management reports on internal controls as part of our annual report for the fiscal year ending September 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective internal controls over financial reporting and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

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

     As of March 31, 2007, we have options and warrants to purchase approximately 11,197,959 shares of common stock outstanding. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of March 31, 2007, approximately 13.6 million shares of our common stock were eligible for sale in the public market. This represents approximately 63 percent of our outstanding shares of common stock. We have registered an additional 4,140,000

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

     Our directors, executive officers and other principal stockholders owned approximately 35 percent of our outstanding common stock as of March 31, 2007. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. In addition, Laurus can elect to acquire up to 6,000,000 shares of our outstanding stock by exercising their warrants for an aggregate exercise price of $60,000. If Laurus were to acquire those shares, they would represent 28% of our outstanding shares of common stock at March 31, 2007. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.  Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31,2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On January 2, 2007 and again on March 31, 2007, we issued 11,250 and 17,647 shares of our unregistered common stock valued at $4,500 and $6,000 respectively, to a third party for consulting services rendered during fiscal 2006 and 2007. See Note 8, "Stockholder's Equity" of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     On March 31, 2007, we issued 15,152 shares of our unregistered common stock valued at $5,000 to several directors in lieu of cash for fees due them. See Note 8, "Stockholder's Equity" of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

     We conducted our Annual Meeting of Stockholders on March 29, 2007. The matters considered at the meeting and the results for each vote were as follows:

                                                              For      Against    Abstain
                                                          ----------   -------    -------
     Vote 1 - Election of the Board of Directors

       Maurice E. Needham ...........................     18,254,460   748,309      N/A
       Lew Boyd .....................................     18,370,796   631,973      N/A
       Dr. Allen Kahn ...............................     18,879,271   123,498      N/A
       Lyle Jensen ..................................     18,835,606   167,163      N/A
       Nicholas DeBenedictis ........................     18,153,583   849,186      N/A

     Vote 2 - Ratify the selection of Schechter,
       Dokken, Kanter, Andrews & Selcer, Ltd. as our
       independent auditors for the fiscal year
       ended September 30, 2007 .....................     18,923,651    57,733    21,385

Item 6.  Exhibits

     (a)  Exhibits

           31.1(1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

           31.2(1) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

           32.1(1)  Certification of Chief Executive Officer under 18 U.S.C
                    Section 1350

           32.2(1)  Certification of Chief Financial Officer under 18 U.S.C
                    Section 1350

           (1) Filed herewith.

     (b)  Reports on Form 8-K

          Form 8-K was filed February 12, 2007 with respect to the selection of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. as our independent auditors for the fiscal year ending September 30, 2007

                                   SIGNATURES


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