Form 10QSB
period 2007-06-30
GREENMAN TECHNOLOGIES INC
filed 2007-08-08
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 2007

                         Commission File Number: 1-13776

                           GREENMAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                              71-0724248
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                Identification No.)


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

                                 |_| YES |X| NO

There were 22,684,074 shares outstanding of the issuer's Common Stock, $0.01 par value, at August 1, 2007.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                  June 30, 2007

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.   Financial Statements (*)

          Unaudited Consolidated Balance Sheets as of  June 30, 2007 and
          September 30, 2006                                                   3

          Unaudited Consolidated Statements of Operations for the three
          and nine months ended June 30, 2007 and 2006                         4

          Unaudited Consolidated Statement of Changes in Stockholders'
          Deficit for the nine months ended June 30, 2007                      5

          Unaudited Consolidated Statements of Cash Flows for the nine
          months ended June 30, 2007 and 2006                                  6

          Condensed Notes to Interim Unaudited Consolidated
          Financial Statements                                              7-14

Item 2.   Management's Discussion and Analysis or Plan of Operation        15-23

Item 3.   Controls and Procedures                                             24

                           PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 6    Exhibits and Reports on Form 8-K                                    24

          Signatures                                                          25

* The financial information at September 30, 2006 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GREENMAN TECHNOLOGIES, INC.
                      Unaudited Consolidated Balance Sheets

                                                                                       June 30,         September 30,
                                                                                         2007              2006
                                                                                     -------------      -------------
                              ASSETS
Current assets:
  Cash and cash equivalents ....................................................     $     199,712      $     639,014
  Accounts receivable, trade, less allowance for doubtful
    accounts of $248,239 and $185,206 as of June 30, 2007
    and September 30, 2006 .....................................................         2,588,634          2,056,928
  Product inventory ............................................................           858,004            113,336
  Other current assets .........................................................           671,374            653,423
  Assets related to discontinued operations ....................................                --              7,291
                                                                                     -------------      -------------
      Total current assets .....................................................         4,317,724          3,469,992
                                                                                     -------------      -------------
Property, plant and equipment, net .............................................         5,639,921          5,807,119
                                                                                     -------------      -------------
Other assets:
  Customer relationship intangibles, net .......................................            74,222             85,434
  Other ........................................................................           145,543            146,982
                                                                                     -------------      -------------
      Total other assets .......................................................           219,765            232,416
                                                                                     -------------      -------------
                                                                                     $  10,177,410      $   9,509,527
                                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable, current .......................................................     $   1,163,791      $     493,572
  Notes payable, line of credit ................................................           877,542                 --
  Notes payable, related party, current ........................................                --             30,000
  Accounts payable .............................................................         1,332,762          1,786,130
  Accrued expenses, other ......................................................         1,513,647          1,549,071
  Obligations under capital leases, current ....................................           200,578            185,940
  Obligations due under lease settlement, current ..............................            68,518                 --
  Liabilities related to discontinued operations ...............................         3,225,875          3,414,834
                                                                                     -------------      -------------
      Total current liabilities ................................................         8,382,713          7,459,547
  Notes payable, non-current portion ...........................................        10,394,658         10,339,590
  Notes payable, related parties, non-current portion ..........................           534,320            534,320
  Obligations under capital leases, non-current portion ........................         1,618,598          1,615,692
  Deferred gain on sale leaseback transaction ..................................           315,855            343,185
  Obligations due under lease settlement, non-current portion ..................           580,540            630,000
                                                                                     -------------      -------------
      Total liabilities ........................................................        21,826,684         20,922,334
                                                                                     -------------      -------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none outstanding ...............................................                --                 --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    21,820,882 shares and 21,408,966 shares issued and outstanding
    at June 30, 2007 and September 30, 2006 ....................................           218,209            214,089
  Additional paid-in capital ...................................................        35,914,562         35,811,086
  Accumulated deficit ..........................................................       (47,782,045)       (47,437,982)
                                                                                     -------------      -------------
      Total stockholders' deficit ..............................................       (11,649,274)       (11,412,807)
                                                                                     -------------      -------------
                                                                                     $  10,177,410      $   9,509,527
                                                                                     =============      =============

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Operations

                                                                            Three Months Ended               Nine Months Ended
                                                                          June 30,       June 30,         June 30,       June 30,
                                                                            2007           2006             2007          2006
                                                                       ------------    ------------    ------------    ------------
Net sales ..........................................................   $  5,320,269    $  4,709,716    $ 13,671,561    $ 12,145,469
Cost of sales ......................................................      3,577,713       3,275,133       9,670,433       8,812,368
                                                                       ------------    ------------    ------------    ------------
Gross profit .......................................................      1,742,556       1,434,583       4,001,128       3,333,101
                                                                       ------------    ------------    ------------    ------------
Operating expenses:
    Selling, general and administrative ............................        944,541       1,208,549       2,813,558       2,761,985
                                                                       ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations .................        798,015         226,034       1,187,570         571,116
                                                                       ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing costs ...................................       (559,702)     (1,545,221)     (1,605,529)     (3,066,597)
    Other, net .....................................................          5,804         372,855          (5,249)        348,708
                                                                       ------------    ------------    ------------    ------------
         Other (expense), net ......................................       (553,898)     (1,172,366)     (1,610,778)     (2,717,889)
                                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income taxes .......        244,117        (946,332)       (423,208)     (2,146,773)
Provision for income taxes .........................................         32,365              --          32,365              --
                                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...........................        211,752        (946,332)       (455,573)     (2,146,773)
Discontinued operations:
    Gain (loss) from discontinued operations .......................        101,683         (35,054)        111,510      (1,521,437)
                                                                       ------------    ------------    ------------    ------------
                                                                            101,683         (35,054)        111,510      (1,521,437)
                                                                       ------------    ------------    ------------    ------------
Net Income (loss) ..................................................   $    313,435    $   (981,386)   $   (344,063)   $ (3,668,210)
                                                                       ============    ============    ============    ============

Income (loss) from continuing operations per share - basic .........   $       0.01    $      (0.05)   $      (0.02)   $      (0.11)
Income (loss) from discontinued operations per share - basic .......             --              --              --           (0.08)
                                                                       ------------    ------------    ------------    ------------
Net Income (loss) per share - basic ................................   $       0.01    $      (0.05)   $      (0.02)   $      (0.19)
                                                                       ============    ============    ============    ============
Net Income per share - diluted .....................................   $       0.01    $      (0.05)   $      (0.02)   $      (0.19)
                                                                       ============    ============    ============    ============

Weighted average shares outstanding - basic ........................     21,588,422      19,992,216      21,526,772      19,480,973
                                                                       ============    ============    ============    ============
Weighted average shares outstanding - diluted ......................     27,339,591      19,992,216      21,526,772      19,480,973
                                                                       ============    ============    ============    ============

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Stockholders' Deficit
                         Nine Months Ended June 30, 2007

                                                                                        Additional
                                                                    Common Stock           Paid        Accumulated
                                                                 Shares      Amount     In Capital       Deficit          Total
                                                               ----------   --------   ------------    ------------    ------------
Balance, September 30, 2006 ................................   21,408,966   $214,089   $ 35,811,086    $(47,437,982)   $(11,412,807)
Common issued for fees and expenses due ....................       56,266        564         20,232              --          20,796
Common issued for services rendered ........................       67,533        675         22,575              --          23,250
Common issued in connection with lease settlement ..........       65,000        650         31,850              --          32,500
Net value of options issued for services rendered ..........           --         --          3,750              --           3,750
Common stock  issued on exercise of warrants using
   cashless exercise option ................................      223,117      2,231         (2,231)             --              --
Compensation expense associated with stock options .........           --         --         27,300              --          27,300
Net loss for the nine months ended June 30, 2007 ...........           --         --             --        (344,063)       (344,063)
                                                               ----------   --------   ------------    ------------    ------------
Balance, June 30, 2007 .....................................   21,820,882   $218,209   $ 35,914,562    $(47,782,045)    (11,649,274)
                                                               ==========   ========   ============    ============     ===========

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flow

                                                                                           Nine Months Ended June 30,
                                                                                           2007                  2006
                                                                                        -----------          ------------
Cash flows from operating activities:
   Net loss ....................................................................        $  (344,063)         $ (3,668,210)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   (Gain) loss on disposal of property, plant and equipment ....................            (25,916)              169,315
   Gain recognized on debt restructuring .......................................                 --              (353,476)
   Impairment loss .............................................................                 --                35,901
   Depreciation ................................................................          1,077,221             1,167,505
   Amortization of non-cash financing costs ....................................                 --             1,272,874
   Amortization of customer relationships ......................................             11,212                11,099
   Amortization of stock and stock option compensation expense .................             39,300                    --
   Amortization of deferred interest expense ...................................            383,626                    --
   Amortization of deferred gain on sale leaseback transaction .................            (27,330)              (27,333)
   Decrease (increase) in assets:
      Accounts receivable ......................................................           (531,706)            1,471,376
      Product inventory ........................................................           (744,668)             (510,123)
      Other current assets .....................................................            (10,660)              270,117
      Other assets .............................................................              1,439                12,096
   Increase (decrease) in liabilities:
      Accounts payable .........................................................           (516,396)              381,226
      Accrued expenses and other ...............................................            203,906              (325,610)
                                                                                        -----------          ------------
         Net cash (used) by operating activities ...............................           (484,035)              (93,243)
                                                                                        -----------          ------------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................           (769,445)           (1,120,286)
   Proceeds from the sale of property and equipment ............................             50,039               116,000
   Proceeds from equipment held for sale .......................................                 --               444,332
                                                                                        -----------          ------------
        Net cash (used) by investing activities ................................           (719,406)             (559,954)
                                                                                        -----------          ------------
Cash flows from financing activities:
   Net advances (payments) under line of credit ................................            877,542              (619,950)
   Proceeds from notes payable .................................................            491,418            11,692,554
   Proceeds from notes payable, related party ..................................                 --               155,000
   Repayment of notes payable ..................................................           (361,781)           (3,628,870)
   Repayment of notes payable, related party ...................................            (30,000)                   --
   Repayment of convertible notes payable ......................................                 --            (3,108,257)
   Net payments on convertible notes payable, line of credit ...................                 --            (3,585,281)
   Principal payments on obligations under capital leases ......................           (213,040)             (140,770)
   Sale of common stock ........................................................                 --               140,000
                                                                                        -----------          ------------
        Net cash provided (used) by financing activities .......................            764,139               904,426
                                                                                        -----------          ------------
Net (decrease) in cash and cash equivalents ....................................           (439,302)              251,229
Cash and cash equivalents at beginning of period including $31 and $0,
  respectively, cash related to discontinued operations ........................            639,014               365,216
                                                                                        -----------          ------------
Cash and cash equivalents at end of period, $0 cash related to
  discontinued operations ......................................................        $   199,712          $    616,445
                                                                                        ===========          ============

  Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ........................        $   164,699          $     17,546
  Shares issued in lieu of cash for fees, expenses and service rendered ........             44,046                97,046
  Shares issued for lease settlement ...........................................             32,500                    --
  Shares issued upon conversion of notes payable and interest ..................                 --                91,676
  Accounts receivable offset in connection with discontinued operations ........                 --               152,000
  Equipment acquired through transfer of deposits ..............................                 --               630,064
  Net value of warrants issued .................................................              3,750               344,156
  Accounts receivable offset in connection with discontinued operations ........                 --               247,000
  Interest paid ................................................................          1,115,745             1,030,656
  Taxes paid ...................................................................             35,300                    --

See accompanying condensed notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

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

Nature of Operations, Risks, and Uncertainties

      As of June 30, 2007, we had $199,712 in cash and cash equivalents and a working capital deficiency of $4,064,989 of which $3,225,875 or 79% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by our first net income in 19 quarters, have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 6) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 4). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly. We believe the June 15, 2006 delisting of our stock by the American Stock Exchange as a result of non-compliance with their minimum stockholders' equity requirement of $4 million (for companies incurring losses in three of their most recent fiscal years) could substantially limit our stock's future liquidity and impair our ability to raise capital.

      We have invested substantial amounts of capital during the past several years, including approximately $950,000 in Iowa during the fourth quarter of fiscal 2006, in new equipment to increase processing capacity at our Iowa and Minnesota locations, as well as consolidating our Wisconsin location into our Minnesota operations to substantially reduce operating costs and maximize our return on assets. Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

2.    Basis of  Presentation - (Continued)

overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. In addition, we continue to increase our inbound tire volume and are currently selling product into several new, higher-value markets, as evidenced by a 21% increase in overall revenue during the nine months ended June 30, 2007 as compared to the prior year. We continue to experience strong demand for our end products.

3.    Earnings (Loss) Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method). Basic and diluted net income per share for the three months ended June 30, 2007 are as follows:

                                                              Three Months Ended
                                                                    June 30,
                                                                      2007

Weighted average shares outstanding .........................      21,588,422
Exercisable options and warrants ............................       5,751,169
                                                                  -----------
Weighted average shares, options and warrants
   outstanding...............................................      27,339,591
                                                                  ===========
Earnings per share - fully diluted from continuing
   operations ...............................................     $      0.01
Earnings per share - fully diluted from discontinued
   operations ...............................................     $        --
                                                                  -----------
Earnings per share - fully diluted. .........................     $      0.01
                                                                  ===========

      Basic and diluted net loss per share are the same for the nine months ended June 30, 2007 and the three and nine months ended June 30, 2006, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

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

       During the nine months ended June 30, 2007 we received credits from vendors, we recovered certain bad debts and we reduced certain accrued expenses. This offset a $19,058 increase in our lease settlement reserve (see discussion of our Georgia lease below) resulting in approximately $112,000 of income from discontinued Georgia operations. The aggregate net results incurred during the three and nine months ended June 30, 2006 associated with our discontinued Georgia operation were net income of approximately $129,000 and a net loss of approximately $642,000, respectively.

      The aggregate net losses associated with our California subsidiary included in the results for the three and nine months ended June 30, 2006 were approximately $220,000 and $948,000 respectively. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

4.    Discontinued Operations - (Continued)

      In March 2006, Tires Into Recycled Energy and Supplies, Inc. ("TIRES") entered into a sublease agreement with us with respect to part of the premises located in Georgia. In December 2006, we received notice that TIRES was terminating their sublease effective June 5, 2007. On May 15, 2007, a portion of the Georgia facility currently occupied by TIRES under the sublease was damaged by a fire. TIRES maintains liability and property insurance coverage as a condition of the sublease. We did not record any amounts related to the fire as of June 30, 2007 because we had not operated the facility since February 2006, and no claims have been made against us to date. No assurance can be given that claims related to the fire may not be made against us in the future. Even though we no longer have operations in Georgia, we are required to maintain liability and property insurance coverage as a condition of our primary lease. As a result of the fire, TIRES remains a tenant-at-will until the insurance investigation is completed.

      The major classes of assets and liabilities associated with discontinued operations are:

                                                                 June 30,     September 30,
                                                                   2007           2006
                                                               ------------   ------------
Assets related to discontinued operations:
  Cash .....................................................   $         --   $         31
  Other current assets .....................................             --          7,260
                                                               ------------   ------------
     Total assets related to discontinued operations .......   $         --   $      7,291
                                                               ============   ============

Liabilities related to discontinued operations:
  Accounts payable .........................................   $  2,512,103   $  2,575,133
  Notes payable, current ...................................        365,745        394,887
  Accrued expenses, other ..................................         87,116        118,019
  Capital leases, current ..................................        260,911        326,795
                                                               ------------   ------------
     Total liabilities related to discontinued operations ..   $  3,225,875   $  3,414,834
                                                               ============   ============

Net sales and (loss) from discontinued operations were as follows:

                                               Three Months Ended       Nine Months Ended
                                              June 30,    June 30,    June 30,     June 30,
                                                2007        2006        2007         2006
                                              --------   ---------    --------   -----------
Net sales from discontinued operations ....   $     --   $ 780,206    $     --   $ 2,711,257

Gain (loss) from discontinued operations ..    101,683     (35,054)    111,510    (1,521,437)

5.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                         June 30,        September 30,      Estimated
                                           2007              2006         Useful Lives
                                        -----------       -----------     -------------
Buildings and improvements ..........   $ 1,741,943       $ 1,741,943      10 - 20 years
Machinery and equipment .............     7,476,886         7,188,119       5 - 10 years
Furniture and fixtures ..............       123,118           164,025        3 - 5 years
Motor vehicles ......................     3,955,729         3,586,457       3 - 10 years
                                        -----------      -----------
                                         13,297,676       12,680,544
Less accumulated deprecation and
   amortization .....................    (7,657,755)      (6,873,425)
                                        -----------      -----------
Property, plant and equipment, net ..   $ 5,639,921      $ 5,807,119
                                        ===========      ===========

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

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

      On June 30, 2006 we reached an agreement with RSLP in which in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totaling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006. The note bears interest at 10% and is payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007. On June 22, 2007, RSLP agreed to accept the remaining balance of $107,879 in seven equal payments of $15,411 commencing June 30, 2007. The balance due RSLP at June 30, 2007 was $92,468.

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

      The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (10.25% at June 30, 2007), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. As of June 30, 2007, $877,542 was outstanding under the revolving note.

      The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (10.25% at June 30, 2007), with a minimum rate of 8%. Interest on the term loan is payable monthly commencing August 1, 2006. Principal is to be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). The term loan may be prepaid at any time without penalty. We used approximately $8,503,000 of the term note proceeds to repay our outstanding indebtedness under our prior credit facility with Laurus, approximately $1,219,000 to repay in full the indebtedness due our Iowa subsidiary's lender First American Bank, $250,000 to pay RSLP as part of a settlement agreement (as described above) and approximately $888,000 to pay costs and fees associated with this transaction which were expensed at June 30, 2006.

      In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock, which were issued in connection with the original notes on June 30, 2004,

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

6.    Notes Payable/Credit Facilities - (Continued)

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

      Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. On January 25, 2007 we filed a registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007. On June 29, 2007, Laurus acquired 223,117 shares of our common stock upon the partial exercise of its warrant on a cashless basis. Pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

      The carrying value of the Laurus debt under the New Credit Facility at June 30, 2007 was $9,424,109 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

      Twelve Months Ending June 30,
      -----------------------------
      2008 ..............................               $ 1,200,000
      2009 ..............................                 9,800,000
                                                        -----------
                                                        $11,000,000
                                                        ===========

7.    Notes Payable - Related Party

Note Payable - Related Party

      In 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at June 30, 2007 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

7.    Notes Payable - Related Party - (Continued)

      In 2003, a former officer loaned us $400,000 under an unsecured promissory note which bore interest at 12% per annum with interest due quarterly and the principal due September 30, 2004. In 2004, the former officer offset approximately $163,000 of amounts due the Company under a 1998 note against the balance due him and applied approximately $114,000 of the balance due him plus $21,000 of accrued interest to exercise options to purchase 185,000 shares of unregistered common stock. In addition, he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the balance due the former officer was $99,320 of which he assigned $79,060 of the balance to one of an officer's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to the officer.

      Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has been repaid $30,000 during the nine months ended June 30, 2007 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009. Interest expense on notes payable to related parties amounted to $15,856 and $46,606 for the three and nine months ended June 30, 2007 and $22,656 and $66,066 for the three and nine months ended June 30, 2006. Accrued interest payable amounted to $108,797 at June 30, 2007.

8.    Litigation

      As of June 30, 2007, approximately sixteen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.5 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. These amounts are included in liabilities related to discontinued operations at June 30, 2007. The largest individual claim is for approximately $650,000. As of June 30, 2007, seven vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $339,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

9.    Stockholders' Equity

Common Stock Transactions

      On October 19, 2006, we issued 13,636 shares of our unregistered common stock valued at $4,500 (at a price of $.33 which was the closing price of our stock on the date of issuance) to a third party for consulting services rendered during fiscal 2006. During the quarter ended March 31, 2007 we issued an additional 28,897 shares of our unregistered common stock valued at $10,500 (at prices ranging from $.34 to $.40 which represented the closing price of our stock on the date of each issuance) to same third party for consulting services rendered during fiscal 2006 and 2007. In April 2007, we executed a one year financial consulting agreement with this third party. In exchange for services to be provided, we agreed to (1) issue 25,000 shares of unregistered common stock (valued at $8,250); (2) issue warrants to purchase 75,000 shares of common stock (valued at $3,750) exercisable for a three year period at prices ranging from $0.33 to $0.75 per share.

      In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and issued 65,000 shares of our unregistered common stock valued at $32,500 at a price of $.50 which was the closing price of our stock on the date of issuance. We were allowed to remain in the existing space through December 31, 2006. As part of the settlement agreement, the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000). As a result of settlement, we recorded a lease settlement expense of $54,360 at September 30, 2006.

      In June 2007, warrants to purchase 229,679 shares of our common stock were exercised by Laurus using a net exercise feature. As a result, we issued 223,117 shares of our common stock (See Note 6).

      During the nine months ended June 30, 2007, several directors agreed to accept 56,266 shares of unregistered common stock valued at $20,796 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees and expenses due the directors.

Stock Options

      We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2006 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-based Payment" using the modified prospective method and have applied the required fair value methodology to all stock option and equity award plans. We use the Black-Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three and nine months ended June 30, 2007, we recorded $9,195 and $27,300, respectively of stock based compensation expense as a result of the adoption of SFAS 123(R).

      The following table provides the pro forma disclosures of net loss and earnings per share as if the fair value recognition provisions of SFAS No. 123, had been applied to prior periods:

                                                      Three Months Ended   Nine Months Ended
                                                        June 30, 2006        June 30, 2006
                                                        -------------        -------------

Net loss as reported ..................................   $(981,386)          $(3,668,210)
Add: Compensation recognized under APB No.25 ..........          --                    --
Less: Compensation recognized under SFAS No. 123 ......     (10,622)              (26,061)
Pro forma net loss ....................................   $(992,008)          $(3,694,271)
                                                          =========           ===========

Net loss per share:
   Basic and diluted- as reported .....................   $   (0.05)          $     (0.19)
                                                          =========           ===========
   Basic and diluted - pro forma ......................   $   (0.05)          $     (0.19)
                                                          =========           ===========

                           GREENMAN TECHNOLOGIES, INC.
          Condensed Notes to Interim Consolidated Financial Statements
                      Quarter Ended June 30, 2007 and 2006
                                   (Unaudited)

9.    Stockholders' Equity - (Continued)

      The fair value of the options at the date of grant and assumptions utilized to determine such values are indicated in the following table for the three and nine months ended June 30, 2007. No options were granted during the nine months ended June 30, 2006.

                                                   Three Months Ended   Nine Months Ended
                                                     June 30, 2007        June 30, 2007
                                                     -------------        -------------

Risk-free interest rate .........................          4.51%                4.61%
Expected dividend yield .........................            --                   --
Expected life ...................................       2 years             6.4 years
Expected volatility .............................         57.38%               72.81%
Weighted Average fair value of options granted ..      $    .05             $    .14

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

10.   Income Taxes

      We recorded a provision for state income tax expense of approximately $32,000 during the quarter ended June 30, 2007 based on certain subsidiary state income tax obligations.

11.   Subsequent Events

      In July 2007, warrants to purchase 873,874 shares of our common stock were exercised by Laurus using a net exercise feature. As a result, we issued 848,906 shares of our common stock (See Note 6).

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

Results of Operations

Three Months ended June 30, 2007 Compared to the Three Months ended
June 30, 2006

      Net sales from continuing operations for the three months ended June 30, 2007 increased $610,553 or 13% to $5,320,269 as compared to $4,709,716 for the quarter ended June 30, 2006. Our continuing operations processed approximately
3.0 million passenger tire equivalents during the quarter ended June 30, 2007 compared to approximately 3.3 million passenger tire equivalents during the same period last year. The increase in revenue was primarily attributable to a 34% increase in product revenues and an 8% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) per passenger tire. In addition, approximately $54,000 of revenue and 39,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project were included in the results for the quarter ended June 30, 2007.

      Gross profit for the three months ended June 30, 2007 was $1,742,556 or 33% of net sales, compared to $1,434,583 or 30% of net sales for the three months ended June 30, 2006. Our cost of sales increased $302,580 or 9% primarily due to increased product shipments, transportation costs and repair/maintenance costs

      Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $264,008 to $944,541 or 18% of net sales, compared to $1,208,549 or 26% of net sales for the three months ended June 30, 2006. The results for the three months ended June 30, 2006 included approximately $397,000 of one-time severance costs related to our former President and Chief Executive Officer and the sale of our California subsidiary in July 2006. This decrease was offset by an increase of approximately $174,000 in wages and performance based incentives during the three months ended June 30, 2007.

      As a result of the foregoing, we had operating income from continuing operations of $798,015 during the three months ended June 30, 2007 as compared to operating income of $226,034 for the same period last year.

      Interest and financing expense for the three months ended June 30, 2007 decreased $985,519 to $559,702, compared to $1,545,221 during the three months ended June 30, 2006. The decrease is attributable to the elimination of $888,000 of one-time fees and expenses and $310,000 of non-cash financing costs associated with the Laurus credit facility which was restructured in June 2006. This reduction was offset by the inclusion of approximately $152,000 of deferred interest associated with the June 2006 Laurus credit facility restructuring, increased rates and borrowings. During the three months ended June 30, 2006 we recognized approximately $353,476 of gain on restructuring associated with the June 30, 2006 restructuring of the RSLP promissory note (see Note 6).

      We recorded a provision for state income tax expense of approximately $32,000 during the quarter ended June 30, 2007 based on certain subsidiary state income tax obligations

      As a result of the foregoing, our income after income taxes from continuing operations for the three months ended June 30, 2007 was $211,752 or $.01 per basic share, compared to a net loss of $946,332 or $.05 per basic share for the three months ended June 30, 2006.

      During the quarter ended June 30, 2007 we reached agreements with several Georgia vendors regarding remaining past due amounts resulting in approximately $102,000 of income from discontinued operations. The loss from discontinued operations for the three months ended June 30, 2006 of $35,054 includes approximately $185,000 of miscellaneous income associated with our Georgia and Tennessee operation and approximately $220,000 of losses associated with our California operations.

      Our net income for the three months ended June 30, 2007 $313,435 or $.01 per basic share as compared to a net loss of $981,386 or $.05 per basic share for the three months ended June 30, 2006.

Nine Months ended June 30, 2007 Compared to the Nine Months ended June 30, 2006

      Net sales from continuing operations for the nine months ended June 30, 2007 increased $1,526,092 or 13% to $13,671,561 as compared to $12,145,469 for the nine months ended June 30, 2006. Our continuing operations processed 2% more or approximately 8.90 million passenger tire equivalents during the nine months ended June 30, 2007 compared to approximately 8.75 million passenger tire equivalents during the same period last year. The increase in revenue was attributable to increased volume on which we realized a 7% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) per passenger tire in addition to an 21% increase in overall product revenues during the nine months ended June 30, 2007. The increase in revenue and inbound volume included approximately $404,000 of revenue and 205,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was processed during the nine months ended June 30, 2007.

      Gross profit for the nine months ended June 30, 2007 was $4,001,128 or 29% of net sales, compared to $3,333,101 or 27% of net sales for the nine months ended June 30, 2006. Our cost of sales increased $858,065 or 10% primarily due to increased collection and processing costs associated with higher inbound volume and $113,000 of increased processing residual waste costs due to the completion of several large civil engineering projects (which use more of the scrap tire including waste wire) during the nine months ended June 30, 2006.

      Selling, general and administrative expenses for the nine months ended June 30, 2007 increased $51,573 to $2,813,558 or 21% of net sales, compared to $2,761,985 or 23% of net sales for the nine months ended June 30, 2006. The results for the nine months ended June 30, 2006 included approximately $397,000 of one-time severance costs related to our former President and Chief Executive Officer and the sale of our California subsidiary in July 2006. This decrease was offset by an increase of approximately $437,000 wages, performance based incentives and outside commissions in addition to the re-allocation of approximately $124,000 of net corporate operating expenses which were absorbed by discontinued operations during the nine months ended June 30, 2006.

      As a result of the foregoing, we had operating income from continuing operations of $1,187,570 during the nine months ended June 30, 2007 as compared to operating income of $571,116 for the same period last year.

      Interest and financing expense for the nine months ended June 30, 2007 decreased $1,461,068 to $1,605,529, compared to $3,066,597 during the nine months ended June 30, 2006. The decrease is attributable to the elimination of $1,271,000 of non-cash financing fees and interest and $888,000 one-time fees and expenses incurred during the nine months ended June 30, 2006 associated with Laurus credit facility which was restructured in June 2006. This reduction was offset by the inclusion of approximately $435,000 of deferred interest associated with the June 2006 Laurus credit facility restructuring and increased rates. During the nine months ended June 30, 2006 we recognized approximately $353,476 of gain on restructuring associated with the June 30, 2006 restructuring of the RSLP promissory note (see Note 6).

      We recorded a provision for state income tax expense of approximately $32,000 during the nine months ended June 30, 2007 based on certain subsidiary state income tax obligations

      As a result of the foregoing, our loss after income taxes from continuing operations for the nine months ended June 30, 2007 decreased 79% or $1,691,200 to $455,573 or $.02 per basic share, compared to a net loss of $2,146,773 or $.11 per basic share for the nine months ended June 30, 2006.

      During the nine months ended June 30, 2007, we received credits from vendors, we recovered certain bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $111,510 ($.00 per basic share) of income from discontinued operations. The $1,521,437 net loss ($.08 per basic share) from discontinued operations for the nine months ended June 30, 2006 includes approximately $573,000 associated with our Georgia and Tennessee operations and approximately $948,000 associated with our California operations.

      Our net loss for the nine months ended June 30, 2007 decreased $3,324,147 or 91% to $344,063 or $.02 per basic share as compared to a net loss of $3,668,210 or $.19 per basic share for the nine months ended June 30, 2006.

Liquidity and Capital Resources

      As of June 30, 2007, we had $199,712 in cash and cash equivalents and a working capital deficiency of $4,064,989 of which $3,225,875 or 79% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by our recent quarterly net income and a significant reduction in our quarterly losses over the past 4 quarters.

      The Consolidated Statements of Cash Flows reflect events in the nine months ended June 30, 2007 and 2006 as they affect our liquidity. During the nine months ended June 30, 2007, net cash used by operating activities was $484,035. While our net loss was $344,063 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital:
$1,100,403 of depreciation and amortization which partially offset a $744,668 increase in product inventory and a $531,706 increase in accounts receivable. It is not unusual during the seasonally slower first half of our fiscal year to build inventory for the pending crumb season which typically begins during our third fiscal quarter as evidenced by the increase in accounts receivable. During the nine months ended June 30, 2006, net cash used by operating activities was $93,243 which reflects a net loss of $3,668,210 which was partially offset by the following non-cash expenses and changes to our working capital: $2,424,145 of depreciation and amortization, and a decrease in accounts receivable of $1,471,376 which offset a $510,123 increase in product inventory.

      Net cash used by investing activities was $719,406 for the nine months ended June 30, 2007, reflecting the purchase of $769,445 of equipment offset by proceeds from the sale of equipment of $50,039. The net cash used by investing activities for the nine months ended June 30, 2006 was $559,954 reflecting the purchase of $1,120,286 of equipment and the receipt of $560,332 of proceeds from the sale of equipment.

      Net cash provided by financing activities was $764,139 during the nine months ended June 30, 2007 reflecting the initial drawdown of our line of credit which offset normal debt and capital lease repayments. Net cash provided by financing activities was $904,426 during the nine months ended June 30, 2006 reflecting the repayment of notes payable and our working capital lines of $4,205,232.

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

      During the nine months ended June 30, 2007 several vendors issued credits relating to past due amounts, we recovered certain bad debts and reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve resulting in approximately $112,000 of income from discontinued Georgia operations. The aggregate net results incurred during the three and nine months ended June 30, 2006 associated with our discontinued Georgia operation was net income of approximately $129,000 and a net loss of $642,000, respectively.

      In July 2006 we sold our California subsidiary to a third party for $1,000. The aggregate net losses associated with our California subsidiary included in the results for the three and nine months ended June 30, 2006 were approximately $220,000 and $948,000 respectively. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000 and $3.2 million since inception.

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

      On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007.

      Subject to applicable cure periods, amounts borrowed under the New Credit Facility are subject to acceleration upon certain events of default, including:
(i) any failure to pay when due any amount we owe under the New Credit Facility;
(ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation, in any material respect, made by us to Laurus in the documents governing the New Credit Facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments greater than $50,000 against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock; (vii) any failure to deliver shares of common stock upon exercise of the warrant; (viii) certain defaults under agreements related to any of our other indebtedness; and (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of a default.

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

      In addition, during the period of January to June 2006, another director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has been repaid $30,000 during the nine months ended June 30, 2007 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

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

      During the third quarter of fiscal 2006, we initiated a $950,000 equipment upgrade to our Iowa processing facility installing new fine grind crumb rubber processing equipment. The equipment became operational during September 2006. This new equipment is expected to increase overall production capacity by over 8 million pounds per year to over 20 million pounds of crumb rubber capacity. Approximately $450,000 of the initiative was funded by a long term loan from the Iowa Department of Natural Resources with the balance of the project funded through internally generated cash flow and Iowa's line of credit. The Iowa line of credit was subsequently paid off in conjunction with our June 2006 Laurus refinancing.

Effects of Inflation and Changing Prices

      Generally, we are exposed to the effects of inflation and changing prices. Given the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates have had a negative effect on our performance.

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

Cautionary Statement

      Information contained or incorporated by reference in this document contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently actual results may differ materially from those projected, anticipated, or implied.

Factors That May Affect Future Results

Risks Related to our Business

We have lost money in the last eighteen of nineteen consecutive quarters and may need additional working capital if we do not maintain profitability, which if not received, may force us to curtail operations.

      While we recognized net income for the quarter ended June 30, 2007, we have incurred losses from operations in the prior 18 consecutive quarters. As of June 30, 2007, we had $199,712 in cash and cash equivalents and a working capital deficiency of $9,957,497 of which $3,225,875 or 82% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by our recent profitable quarter and a significant reduction in our quarterly losses over the past 4 quarters have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 6) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 4). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

The delisting of our common stock by the American Stock Exchange could substantially limit our stock's liquidity and impair our ability to raise capital.

      Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain Stockholders' equity in excess of $4 million as required by the Exchange's Company Guide when a company has incurred losses in three of the four most recent fiscal years. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet. On June 21, 2006 we began trading on the Over-The-Counter-Bulletin-Board under the symbol "GMTI". We believe the delisting could substantially limit our stock's liquidity and impair our ability to raise capital.

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

o any failure to deliver shares of common stock upon exercise of the warrant;

o certain defaults under agreements related to any of our other indebtedness; and

o     changes of control of our company.

      In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations. On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007.

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

      Factors that could limit demand for our products and services are adverse events or economic or other conditions affecting markets for our products and services, potential delays in product development, product and service flaws, changes in technology, changes in the regulatory environment and the availability of competitive products and services.


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

      The market for our services is highly competitive, fragmented and decentralized. Many of our competitors are small regional or local businesses. Some of our larger competitors may have greater financial and technical resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their services. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines. These factors may limit or prevent any further development of our business.

Our success depends on the retention of our senior management and other key personnel.

      Our success depends largely on the skills, experience and performance of our senior management. The loss of any key member of senior management could have a material adverse effect on our business.

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

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

      A significant part of our business strategy entails future acquisitions or significant investments in businesses that offer complementary products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

      In addition, we will be required as currently proposed to include the management reports on internal controls as part of our annual report for the fiscal year ending September 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, that we maintain effective internal controls over financial reporting and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm (commencing with the fiscal year ended September 30, 2009) to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

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

We have options and warrants currently outstanding. Exercise of these options and warrant will cause dilution to existing and new shareholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our stock.

      As of June 30, 2007, we have options and warrants outstanding to purchase approximately 10,236,174 shares of common stock. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of June 30, 2007, approximately 13.8 million shares of our common stock were eligible for sale in the public market. This represents approximately 63% of our outstanding shares of common stock. We have registered an additional 4,140,000 shares of common stock issuable upon exercise of warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to 17.6 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 35 percent of our outstanding common stock as of June 30, 2007. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. On June 29, 2007, Laurus acquired 223,117 share of our common stock and, subsequent to the end of our quarter, Laurus acquired 848,906 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 5,770,321 shares of our outstanding stock by exercising their warrants for an aggregate exercise price of $57,770. If Laurus were to acquire those shares, they would represent 28% of our outstanding shares of common stock at June 30, 2007. In addition, limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

      We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our agreements with Laurus prohibit the payment of cash dividends. As a result, capital appreciation, if any, of our common stock will be shareholders' sole source of gain for the foreseeable future.

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

Item 3. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30 ,2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On April 4, 2007, we issued 25,000 shares of our unregistered common stock valued at $8,250 to a third party for consulting services pursuant to a one year contract. See Note 9, "Stockholder's Equity" of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 29, 2007, we issued 223,117 shares of our unregistered common stock valued at $78,090 to Laurus upon the partial exercise, on a cashless basis, of its June 30, 2006 warrant. See Note 6, "Note Payable/Credit Facilities" of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      On June 30, 2007, we issued 14,286 shares of our unregistered common stock valued at $5,000 to several directors in lieu of cash for fees due them. See Note 9, "Stockholder's Equity" of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

      (a)   Exhibits

            10.1(1) Letter dated May 7, 2007 between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

            10.1(2) Letter dated June 22, 2007 between GreenMan Technologies, Inc. and Republic Services of Georgia, LP.

            31.1(2) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            31.2(2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

            32.1(2)   Certification of Chief Executive Officer under 18 U.S.C
                      Section 1350

            32.2(2)   Certification of Chief Financial Officer under 18 U.S.C
                      Section 1350

      (1) Filed as an Exhibit to the Registrant's Form 8-K dated May 7, 2007 and filed May 9, 2007, and incorporated herein by reference.
      (2)   Filed herewith

      (b)   Reports on Form 8-K

            Form 8-K dated May 7, 2007 covering items 1.01 and 9.01, was filed May 9, 2007 with respect to the deferral of certain principal payments due Laurus Master Fund, Ltd, under the terms of a June 30, 2006 $11 million secured, non-convertible promissory note.

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