Form 10KSB
period 2007-09-30
GREENMAN TECHNOLOGIES INC
filed 2008-01-02
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended September 30, 2007

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

                               Title of each class

                          Common Stock, $ .01 par value
                              (Title of each class)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                             |_|

The issuer's revenues for the fiscal year ended September 30, 2007 were $20,178,726.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 26, 2007 was $7,874,403.

As of December 26, 2007, 22,880,435 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)         Yes |_| No |X|

                           GREENMAN TECHNOLOGIES, INC.
                                      INDEX
                                                                            Page

PART I
Item 1.     Business                                                          4
Item 2.     Properties                                                        5
Item 3.     Legal Proceedings                                                 5
Item 4.     Submission of Matters to a Vote of Security Holders               6

PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder    6
            Matters and Small Business Issuer's Purchases of Equity
            Securities
Item 6.     Management's Discussion and Analysis of Financial Condition and   6
            Results of Operations
Item 7.     Financial Statements                                              16
Item 8.     Changes in and Disagreements with Accountants on Accounting and   16
            Financial Disclosure
Item 8A.    Disclosure Controls and Procedures                                16

PART III
Item 9.     Directors, Executive Officers, and Key Employees                  17
Item 10.    Executive Compensation                                            17
Item 11. Security Ownership of Certain Beneficial Owners and Management 17 and Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions                    17
Item 13.    Exhibits and Reports on Form 8-K                                  19
Item 14.    Principal Accountant Fees and Services                            23

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

Recent Developments

      On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa that specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch's patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its recent acquisition of Playtribe, Inc., Welch Products also provides innovative playground design, equipment and installation. Welch Products has been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch Products' common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000.

      In connection with the restructuring of our credit facility with Laurus Master Fund, Ltd. in 2006, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. On January 25, 2007 we filed a registration statement under the Securities Act of 1933 relating to those shares as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007. During the period of June through August 2007, Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrant on a cashless basis.

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

      o as a substitute for crushed stone in civil engineering applications such as road beds, landfill construction or septic field construction; or

      o as crumb rubber (rubber granules) and used for playground and athletic surfaces, running tracks, landscaping/groundcover applications and bullet containment systems.

Manufacturing/Processing

      Our tire shredding operations currently have the capacity to process about 15 million passenger tire equivalents annually. Our continuing operations collected approximately 12.8 million passenger tire equivalents in the fiscal year ended September 30, 2007 compared to approximately 12.1 million passenger tire equivalents during the year ended September 30, 2006.

      The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller. Bead-steel is removed magnetically, yielding a "95% wire-free chip." This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel ("waste wire"), which we have historically disposed of at significant annual costs. Our Iowa and Minnesota facilities further process the waste wire residual into saleable components of rubber and steel, which reduces residual disposal costs and provides additional sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets served by Welch Products.

Raw Materials

      We believe we will have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the 2007 Scrap Tire and Rubber User's Directory, in 2006 approximately 300 million passenger tire equivalents (approximately one per person per year) were discarded in the United States (referred to as "current generation scrap tires") in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. Additionally, approximately 237 million passenger tire equivalents are currently recycled, of which approximately 133 million are burned as tire-derived fuel; 46 million are used in civil engineering applications; and 58 million are used in various other applications such as crumb rubber production, retreading and export. The approximately 63 million remaining passenger tire equivalents are now added to landfills annually. Based on this and other data, there appears to be an adequate supply of tires to meet our needs.

Customers

      Our customers continue to consist of major tire manufacturers, local and regional tire outlets, and state and local governments. We have many long-term, stable relationships with our customers and we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2007 and 2006, no single customer accounted for more than 10% of our total net sales.

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

Competition

      We compete in a highly fragmented and decentralized market with a large number of small competitors. Although we continue to believe there is an opportunity for industry consolidation, we have focused our attention on strategic value-added vertical integration such as the acquisition of Welch Products. Our strategy is to continue to increase the number of passenger tire equivalents that we processes through aggressive sales and marketing efforts as well as continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

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

Employees

      As of September 30, 2007, we had 77 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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

      During the period of February 16, 2006 to March 1, 2006, we completed the sale of substantially all GreenMan of Georgia operating assets to two companies, one of which is co-owned by a former employee. In addition, we entered into a sublease agreement with each party with respect to part of the premises located in Georgia with a rolling six month commitment from each party. In December 2006, we received notice from one of the parties of their intent to terminate their sublease and they vacated the property as of September 30, 2007. The remaining subleseee has expressed an interest in the additional portion of the Georgia property.

      We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, the site of our former corporate headquarters, on a rolling six-month basis at $1,250 per month.

      We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3. Legal Proceedings

      As of September 30, 2007, approximately seventeen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. These amounts are included in liabilities related to discontinued operations at September 30, 2007. The largest individual claim is for approximately $650,000. As of September 30, 2007, eight vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $661,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2007.

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

                                                      Common Stock
                                                  -------------------
                                                  High            Low
                                                  ----            ---
Fiscal 2006
-----------
Quarter Ended December 31, 2005 ...........     $ 0.27         $ 0.15
Quarter Ended March 31, 2006 ..............       0.32           0.14
Quarter Ended  June 30, 2006 ..............       0.57           0.23
Quarter Ending September 30, 2006 .........       0.40           0.26

Fiscal 2007
-----------
Quarter Ended December 31, 2006 ...........     $ 0.63         $ 0.32
Quarter Ended March 31, 2007 ..............       0.49           0.23
Quarter Ended  June 30, 2007 ..............       0.39           0.27
Quarter Ending September 30, 2007 .........       0.39           0.30

      On December 26, 2007, the closing price of our common stock was $.52 per share.

      As of September 30, 2007, we estimate the approximate number of stockholders of record of our common stock to be 2,000. This number excludes individual stockholders holding stock under nominee security position listings.

      We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future. In addition, our agreements with Laurus Master Fund, Ltd. prohibit the payment of cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved separate plans to divest the operations of our Georgia and Tennessee subsidiaries and dispose of their respective assets. In addition, due to continuing operation losses, in July 2006 we sold our California subsidiary. Accordingly, we have classified all three respective entity's results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On October 1, 2007, we acquired Welch Products, Inc. in exchange for 8,000,000 newly issued shares of our commons stock. Because the acquisition was completed after the end of our fiscal year, the results described below do not include any contribution from Welch Products.

Fiscal Year ended September 30, 2007 Compared to Fiscal Year ended September 30, 2006

      Net sales from continuing operations for the fiscal year ended September 30, 2007 increased $2,570,914 or 15% to $20,178,726 as compared to $17,607,812 for the fiscal year ended September 30, 2006. Our continuing operations processed 6% more or approximately 12.8 million passenger tire equivalents during the fiscal year ended September 30, 2007 compared to approximately 12.1 million passenger tire equivalents during the same period last year. The increase in revenue was primarily attributable to a 27% increase in overall product revenue in addition to increased volume on which we realized a 2% increase in overall tipping fees (fees we are paid to collect and dispose of scrap tires) during the fiscal year ended September 30, 2007. The increase also included approximately $484,000 of revenue and 174,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during fiscal 2007.

      Gross profit for the fiscal year ended September 30, 2007 was $5,956,568 or 30% of net sales, compared to $4,654,059 or 26% of net sales for the fiscal year ended September 30, 2006. Our cost of sales increased $1,268,405 or 10% primarily due to increased collection and processing costs associated with higher inbound volume including $85,000 of increased processing residual waste costs due to the completion of several large civil engineering projects (which use more of the scrap tire including waste wire) during the fiscal year ended September 30, 2006.

      Selling, general and administrative expenses for the fiscal year ended September 30, 2007 increased $291,226 to $3,841,029 or 19% of net sales, compared to $3,549,803 or 20% of net sales for the fiscal year ended September 30, 2006. The results for the fiscal year ended September 30, 2006 included approximately $397,000 of one-time severance costs related to our former President and Chief Executive Officer and the sale of our California subsidiary in July 2006. This decrease from 2006 was offset by an increase of approximately $580,000 wages and performance based incentives in addition to the re-allocation of approximately $132,000 of net corporate operating expenses which were absorbed by discontinued operations during the fiscal year ended September 30, 2006.

      As a result of the foregoing, we had operating income from continuing operations of $2,115,539 during the fiscal year ended September 30, 2007 as compared to operating income of $1,104,256 for the same period last year.

      Interest and financing expense for the fiscal year ended September 30, 2007 decreased $1,578,786 to $2,006,299 compared to $3,585,085 during the fiscal year ended September 30, 2006. The decrease is attributable to the elimination of $1,273,014 of non-cash financing fees and interest and $888,000 one-time fees and expenses incurred during the fiscal year ended September 30, 2006 associated with Laurus credit facility which was restructured in June 2006. This reduction was offset by the inclusion of approximately $566,000 of deferred interest associated with the June 2006 Laurus credit facility restructuring. During the fiscal year ended September 30, 2006 we recognized approximately $353,000 of gain on restructuring associated with the June 30, 2006 restructuring of our promissory note with Republic Services of Georgia, LP (see Note 4 to our Audited Consolidated Financial Statements).

      We recorded a provision for federal and state income tax expense of approximately $116,000 and $65,000 during the fiscal years ended September 30, 2007 and 2006, respectively.

      As a result of the foregoing, our loss after income taxes from continuing operations for the fiscal year ended September 30, 2007 was $3,302 or $.00 per basic share, compared to a net loss of $2,244,978 or $.11 per basic share for the fiscal year ended September 30, 2006.

      During the fiscal year ended September 30, 2007, we received credits from vendors, recovered certain bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $297,196 ($.01 per basic share) of income from discontinued operations. The $1,460,981 net loss ($.08 per basic share) from discontinued operations for the fiscal year ended September 30, 2006 includes approximately $1 million associated with our former California operations and approximately $461,000 associated with the costs of exiting associated with our Georgia operation.

      Our net income for the fiscal year ended September 30, 2007 was $293,894 or $.01 per basic share as compared to a net loss of $3,705,959 or $.19 per basic share for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

      As of September 30, 2007, we had $376,764 in cash and cash equivalents and a working capital deficiency of $3,520,493 of which $3,018,503 or 86% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by our recent two consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters.

      Our Consolidated Statements of Cash Flows reflect events in the fiscal year ended September 30, 2007 and 2006 as they affect our liquidity. During the fiscal year ended September 30, 2007, net cash provided by operating activities was $1,087,933 reflecting a net profit was $293,894 and the impact by the following non-cash expenses and changes to our working capital: $1,912,445 of depreciation and amortization which offset a $538,162 decrease in accounts payable, and a $405,430 increase in accounts receivable. While our net loss for the fiscal year ended September 30, 2006 was $3,705,959 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,808,591 of depreciation and amortization, $264,543 of non-cash impairment loss and net loss on disposal of fixed assets and a decrease in accounts receivable and other current assets aggregating $1,736,704 which offset a $289,603 decrease in accounts payable.

      Net cash used for investing activities was $933,825 for the fiscal year ended September 30, 2007, reflecting the purchase of $941,075 of equipment offset by proceeds from the sale of equipment of $7,250. Net cash used for by investing activities was $863,880 for the fiscal year ended September 30, 2006 reflecting the purchase of $1,424,212 of equipment and the receipt of $560,332 from the sale of assets.

      Net cash used by financing activities was $416,358 during the fiscal year ended September 30, 2007 reflecting the normal debt and capital lease repayments. Net cash provided by financing activities was $764,787 during the fiscal year ended September 30, 2006 reflecting the positive impact of the Laurus restructuring and other notes payable and the sale of our common stock.

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

      The divestiture of our Tennessee operations was substantially completed during the fiscal year ended September 30, 2005. In September 2005, we adopted a plan to dispose of all Georgia operations and during the quarter ended December 31, 2005, we substantially curtailed operations at our Georgia subsidiary. We completed the divestiture of all Georgia operating assets as of March 1, 2006. The aggregate net losses incurred during fiscal 2006 associated with our discontinued Georgia operation was approximately $582,000.

      During the year ended September 30, 2007 we received credits from vendors, we recovered certain bad debts and we reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve (see discussion of our Georgia lease below) resulting in approximately $297,000 of income from discontinued Georgia operations.

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

      The revolving note has a term of three years from the closing, bears interest on any outstanding amounts at the prime rate published in The Wall Street Journal from time to time plus 2%, with a minimum rate of 8%. The amount we may borrow at any time under the revolving note is based on our eligible accounts receivable and our eligible inventory with an advance rate equal to 90% of our eligible accounts receivable (90 days or less) and 50% of finished goods inventory up to a maximum of $5 million minus such reserves as Laurus may reasonably in its good faith judgment deem necessary from time to time.

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

      Pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest of 20% applied to the future cash payments specified by the new loan.

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

      Our obligations under the New Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries. We expect to grant Laurus additional security interest in the assets of Welch Products and its subsidiaries, and believe that the grant of those security interests will increase our borrowing base under the term note described above.

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

      In addition, during the period of January to June 2006, another director loaned us $155,000 under the terms of three unsecured promissory notes which bear interest at 10% per annum with interest with principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. The director has been repaid $30,000 during the fiscal year ended September 30, 2007 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

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

Effects of Inflation and Changing Prices

      Generally, we are exposed to the effects of inflation and changing prices. Given the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates in fiscal 2006 and higher prevailing interest rates in fiscal 2007 have had a negative effect on our performance.

      Based on our fiscal 2008 operating plan, available working capital, revenues from operations and anticipated availability under our working capital line of credit with Laurus, we believe we will be able to satisfy our cash requirements through fiscal 2008 at which time our Laurus principal payments increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 7 to our Audited Consolidated Financial Statements.

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

Factors That May Affect Future Results

Risks Related to our Business

We have been profitable during the most recent two quarters but lost money in the previous eighteen consecutive quarters. We may need additional working capital if we do not maintain profitability, which if not received, may force us to curtail operations.

      While we recognized net income during the second half of fiscal 2007, we have incurred losses from operations in the prior 18 consecutive quarters. As of September 30, 2007, we had $376,764 in cash and cash equivalents and a working capital deficiency of $3,520,493 of which $3,018,503 or 86% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by our recent two consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 4 to our Audited Consolidated Financial Statements) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 2 to our Audited Consolidated Financial Statements). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

      The delisting of our common stock by the American Stock Exchange has limited our stock's liquidity and could substantially impair our ability to raise capital.

      Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain Stockholders' equity in excess of $4 million as required by the Exchange's Company Guide when a company has incurred losses in three of the four most recent fiscal years. During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet. On June 21, 2006 we began trading on the Over-The-Counter-Bulletin-Board under the symbol "GMTI". We believe the delisting has limited our stock's liquidity and could substantially impair our ability to raise capital.

      We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets. If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes. We have registered for resale for Laurus the 3,586,429 shares underlying a warrant.

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

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we have been adversely affected by significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates in fiscal 2006 and higher prevailing interest rates in fiscal 2007 have had a negative effect on our financial performance.

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

      A significant part of our business strategy entails future acquisitions or significant investments in businesses that offer complementary products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate our Welch Products acquisition or any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

      As of September 30, 2007, we had options and warrants outstanding to purchase approximately 9,875,758 shares of common stock. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2007, approximately 15 million shares of our common stock were eligible for sale in the public market. This represents approximately 66% of our outstanding shares of common stock. We have registered an additional 2,951,905 shares of common stock issuable upon exercise of remaining warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to 18 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 34 percent of our outstanding common stock as of September 30, 2007. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. During the fiscal year ended September 30, 2007, Laurus acquired 1,154,098 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 4,811,905 shares of our outstanding stock by exercising its warrants for an aggregate exercise price of $48,119. If Laurus were to acquire those shares, they would represent 21% of our outstanding shares of common stock at September 30, 2007. In addition, the limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We have adopted the modified prospective method.

      As permitted by SFAS No. 123, we had accounted for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We do not expect the adoption of SFAS No. 123(R) to have a material effect on our results of operations. However, our results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The unamortized compensation costs at September 30, 2007 was $335,944.

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

      SFAS No. 154 - In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", to amend Opinion 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The effective date for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This pronouncement has not had a material effect on our financial statements.

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

      This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material effect on our consolidated financial position or results of operations.

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

      Sarbanes-Oxley Section 404 - The Securities and Exchange Commission issued two releases on August 6, 2006 to grant smaller public companies and many foreign private issuers further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Commission is proposing to grant relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The initial compliance date for these companies would be moved from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after Dec. 15, 2007. The Commission also proposes to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline would be moved to the first annual report for a fiscal year ending on or after Dec. 15, 2008. This proposed extension would result in all non-accelerated filers being required to complete only the management's portion of the internal control requirements in their first year of compliance with the requirements. This proposal is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with Section 404's reporting requirements. This proposed extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 5 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission intends to issue, to improve the efficiency of the Section 404(b) auditor attestation report process.

Item 7. Financial Statements

      For information required with respect to this Item 7, see "Consolidated Financial Statements" on pages 24 through 48 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers and Key Employees

      The information relating to directors and executive officers of the Company is incorporated herein by reference to the information in the Company's 2008 Proxy Statement under the headings: ""Election of Directors"; "Occupations of Directors and Executive Officers"; "Code of Ethics"; "Section 16(a) Beneficial Ownership Reporting Compliance.

Item 10. Executive Compensation

      The information relating to executive compensation is incorporated herein by reference to the information in the Company's 2008 Proxy Statement under the headings: "Executive Compensation"; "Employment Agreements"; "Stock Option Plans"; "Non-Employee Director Stock Option Plan"; "Employee Benefit Plan".

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Company's 2008 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

Item 12. Certain Relationships and Related Transactions

Stock Issuances; Warrants

      In April 2006, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 per share which was the closing bid price of the common stock on the date his employment agreement was executed.

      During the quarter ended June 30, 2006, Mr. DeBenedictis agreed to convert $91,676 of principal and interest due him under certain unsecured promissory notes payable into 315,330 shares of our unregistered common stock.

      During the last half fiscal 2006, Messers. Jensen, Needham, Boyd, DeBenedictis, Coppa and Dr. Kahn agreed to accept 231,695 shares of unregistered common stock (valued at $82,046 at date of conversion) in lieu of cash for certain director's fees and expenses due the individuals. In addition, on August 1, 2006, Mr. Coppa purchased 50,000 unregistered shares of common stock (valued at $15,000 at date of purchase).

      On August 21, 2007, Mr. Jensen purchased 100,000 unregistered shares of common stock (valued at $35,000 at date of purchase).

      During the year ended September 30, 2007, Messrs. Boyd, DeBenedictis and Dr. Kahn agreed to accept 84,838 shares of unregistered common stock valued at $30,796 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees, interest and expenses due the directors.

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

      Between the period of June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at September 30, 2007 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

      In September 2003, our former Chief Executive Officer loaned us $400,000 under a September 30, 2003 unsecured promissory note which bore interest at 12% per annum. with interest due quarterly and the principal due March 31, 2004 (subsequently extended to September 30, 2004). In 2006 he agreed to extend the maturity of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, he assigned the remaining balance of $99,320 as follows: $79,060 of the remaining balance to one of Mr. Needham's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to Mr. Needham.

      Between January and June 2006, Mr. DeBenedictis loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, Mr. DeBenedictis agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 Mr. DeBenedictis agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. Mr. DeBenedictis has agreed be paid $10,000 per month during the first half of fiscal 2007 and extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

Related Party Transactions

      We rent several pieces of equipment on a monthly basis from Valley View Farms, Inc. and Maust Asset Management, LLC, two companies co-owned by one of our employees. In January 2005, we entered into three equipment operating lease agreements with Maust Asset Management. Under these leases, we are required to pay between $1,500 and $2,683 per month rental and have the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2007 and 2006 was $187,554 and $263,801, respectively.

      In July 2002, our Minnesota subsidiary entered into a four-year equipment lease with Valley View Farms. Under the lease, we were required to pay rent of $4,394 per month until the lease termination in July 2006 at which time we purchased the equipment for $60,000 as provided for in the lease.

      During fiscal 2006, we entered into 4 new capital lease agreements with Maust Asset Management for equipment valued at $423,038. We are required to pay rent of between $2,543 and $4,285 per month and have the ability to purchase the equipment at the end of the lease for prices ranging from $11,250 to $15,000 per unit.

      During fiscal 2007, we entered into a new capital lease agreement with Maust Asset Management for equipment valued at $64,719. We are required to pay rent of $1,614 per month and have the ability to purchase the equipment at the end of the lease for $8,512.

      In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management for our Iowa facility. Under the lease, monthly rent payments of $8,250 plus real estate taxes are required for the first five years, increasing to $9,000 plus real estate taxes per month for the remaining five years. The lease also provides us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately three acres adjacent to our existing Iowa facility. Under that lease, monthly rent payments of $3,500 are required. For the fiscal years ended September 30, 2007 and 2006, payments made in connection with these leases amounted to $179,203 and $163,221, respectively.

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by one of our employees for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain is being recognized as income ratably over the term of the lease. The lease provides for two additional four year extensions. The building lease is classified as a capital lease at September 30, 2007 valued at $1,036,000 with the portion allocated to land treated as an operating lease. For the fiscal years ended September 30, 2007 and 2006, payments made in connection with this lease amounted to $241,539 and $240,672, respectively.

      All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

      The following exhibits are filed with this document:

Exhibit No.  --   Description
-----------       -----------

  2.1 (1)    --    Asset Purchase Agreement dated February 17, 2006 between
                   GreenMan Technologies of Georgia, Inc., GreenMan
                   Technologies, Inc. and Tires Into Recycled Energy and
                   Supplies, Inc.

  2.2 (1)    --    Asset Purchase Agreement dated March 1, 2006 between
                   GreenMan Technologies of Georgia, Inc., GreenMan
                   Technologies, Inc. and MTR of Georgia, Inc.

  2.3 (1)    --    Amendment No. 1 to Lease Agreement dated February 28, 2006 between GreenMan Technologies of Georgia, Inc. and Mart
                   Management, Inc.

  2.4 (19)   --    Share Exchange Agreement among GreenMan Technologies,
                   Inc., Welch Products, Inc. and the Stockholders of Welch
                   Products, Inc., dated October 1, 2007

  2.5 (19)   --    Escrow Agreement among GreenMan Technologies, Inc., Welch
                   Products, Inc., the Stockholders of Welch Products, Inc.
                   and Dreher, Simpson and Jensen, P.C., as Escrow Agent, dated October 1, 2007

  2.6 (19)   --    Agreement among GreenMan Technologies, Inc., Welch
                   Products, Inc., the Stockholders of Welch Products, Inc.
                   and Laurus Master Fund Ltd., dated October 1, 2007

  3.1 (2)    --    Restated Certificate of Incorporation as filed with the
                   Secretary of State of the State of Delaware on May 1,
                   2003, as amended

  3.2 (3)    --    By-laws of GreenMan Technologies, Inc.

  4.1 (3)    --    Specimen certificate for Common Stock of GreenMan
                   Technologies, Inc.

  4.2 (2)    --    Option Agreement, dated July 20, 2005 by and between
                   GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

  4.3 (4)    --    Common Stock Purchase Warrant, dated June 30, 2006, issued
                   To Laurus Master Fund

  4.4 (4)    --    Registration Rights Agreement dated June 30, 2006, made by
                   GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

 10.1 (5)    --    Securities Purchase Agreement, dated June 30, 2004, by and between GreenMan Technologies, Inc. and Laurus Master
                   Fund, Ltd.

 10.2 (5)    --    Security Agreement, dated June 30, 2004, by and among
                   GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

 10.3 (5)    --    Master Security Agreement, dated June 30, 2004, by and
                   among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

 10.4 (5)    --    Subsidiary Guarantee, dated June 30, 2004, by and among
                   GreenMan Technologies of Minnesota, Inc., GreenMan
                   Technologies of Georgia, Inc., GreenMan Technologies of
                   Iowa, Inc., GreenMan Technologies of Tennessee, Inc.,
                   GreenMan Technologies of Wisconsin, Inc. and GreenMan
                   Technologies of California, Inc., in favor of Laurus
                   Master Fund, Ltd.

 10.5 (5)    --    Stock Pledge Agreement, dated June 30, 2004, by and among
                   GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

 10.6 (6)    --    Amendment No. 1 and Waiver dated March 22, 2005 by and
                   among GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master Fund, Ltd.

 10.7 (2)    --    Securities Purchase Agreement, dated July 20, 2005, by and between GreenMan Technologies, Inc. and Laurus Master
                   Fund, Ltd.

 10.8 (2)    --    Reaffirmation and Ratification Agreement, dated July 20,
                   2005 by and between GreenMan Technologies, Inc. and certain of its subsidiaries, in favor of Laurus Master
                   Fund, Ltd.

 10.9 (7)    --    Waiver dated April 8, 2006 by and among GreenMan
                   Technologies, Inc. and Laurus Master Fund, Ltd.

 10.10 (4)   --    Amended and Restated Security Purchase Agreement, dated
                   June 30, 2006, by and among GreenMan Technologies, Inc.
                   and certain of its subsidiaries, in favor of Laurus Master
                   Fund, Ltd.

 10.11 (4)   --    Secured Non-Convertible Term Note, dated June 30, 2006,
                   made by GreenMan Technologies, Inc. to Laurus Master Fund,
                   Ltd.

 10.12 (4)   --    Secured Non-Convertible Revolving Note, dated June 30,
                   2006, made by GreenMan Technologies, Inc. to Laurus Master
                   Fund, Ltd.

 10.13 (4)   --    Reaffirmation and Ratification Agreement dated June 30,
                   2006, made by GreenMan Technologies, Inc. to Laurus Master
                   Fund, Ltd.

 10.14 (4)   --    Stock Pledge Agreement, dated June 30, 2006, by and among
                   GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

 10.15 (4)   --    Escrow Agreement dated June 30, 2006, among GreenMan
                   Technologies, Inc., Laurus Master Fund, Ltd., and Loeb &
                   Loeb LLP, as Escrow Agent

10.16 (18)   --    Letter dated May 7, 2007 between GreenMan Technologies,
                   Inc. and Laurus Master Fund, Ltd.

10.17 (3)    --    1993 Stock Option Plan

10.18 (8)    --    2005 Stock Option Plan

10.19 (3)    --    Form of confidentiality and non-disclosure agreement for
                   executive employees

10.20 (9)    --    Employment Agreement dated April 1, 2003 between GreenMan
                   Technologies, Inc. and Maurice E. Needham

10.21 (10)   --    Employment Agreement dated April 12, 2006, between
                   GreenMan Technologies, Inc. and Lyle E. Jensen

10.22 (11)   --    Employment Agreement between GreenMan Technologies, Inc.
                   and Charles E. Coppa

10.23 (19)   --    Consulting Agreement between GreenMan Technologies, Inc.
                   and Bruce A. Boland, dated October 1, 2007

10.24 (19)   --    Consulting Agreement between GreenMan Technologies, Inc.
                   and John W. Brown, dated October 1, 2007

10.25 (12)   --    Promissory note issued November 17, 2000 by GreenMan
                   Technologies, Inc. to Dr. Kahn

10.26 (13)   --    $100,000 Promissory Note issued by GreenMan Technologies,
                   Inc. to Joyce Ritterhauss dated March 10, 2004

10.27 (9)    --    $100,000 Promissory Note by GreenMan Technologies, Inc. to
                   Barbara Morey dated June 26, 2003

10.28 (9)    --    $100,000 Promissory Note by GreenMan Technologies, Inc. to
                   Barbara Morey dated August 26, 2003

10.29 (13)   --    $100,000 Promissory Note issued by GreenMan Technologies,
                   Inc. to Barbara Morey dated March 18, 2004

10.30 (17)   --    $20,260 Unsecured Promissory Note by GreenMan
                   Technologies, Inc. to Barbara Morey dated July 7, 2006

10.31 (17)   --    $79,060 Unsecured Promissory Note by GreenMan
                   Technologies, Inc. to Barbara Morey dated July 7, 2006

10.32 (5)    --    Subordination Agreement, dated June 30, 2004, by and among
                   Barbara Morey, Joyce Ritterhauss, Allen Kahn, Robert Davis and Nancy Davis, in favor of Laurus Master Fund

10.33 (14)   --    $100,000 Unsecured Promissory Note issued by GreenMan
                   Technologies, Inc. to Nicholas and Nancy DeBenedictis dated January 6, 2006

10.34 (4)    --    Subordination Agreement, dated March 15, 2006 by and among
                   Nicholas and Nancy DeBenedictis in favor of Laurus Master
                   Fund, Ltd.

10.35 (13)   --    Purchase Agreement dated February 21, 2004 between
                   GreenMan Technologies of Minnesota, Inc. and Earl Fisher

10.36 (13)   --    Commercial Lease Agreement dated March 25, 2004 between
                   GreenMan Technologies of Minnesota, Inc. and Two Oaks, LLC

10.37 (15)   --    Lease Agreement By and Between WTN Realty Trust to
                   GreenMan Technologies of Georgia, Inc. dated April 2, 2001

10.38 (16)   --    $750,000 Promissory Note by GreenMan Technologies, Inc. to
                   Republic Services of Georgia, LP dated May 6, 2002

10.39 (4)    --    Mutual General Release by and between GreenMan
                   Technologies, Inc. et al. and Republic Services, Inc.
                   dated June 30, 2006

10.40 (4)    --    $150,000 Promissory Note by GreenMan Technologies, Inc. to
                   Republic Services of Georgia, LP dated June 30, 2006

10.41 (18)   --    Letter dated June 22, 2007 between GreenMan Technologies,
                   Inc. and Republic Services of Georgia, LP.

10.42 (9)    --    Lease - Business Property agreement dated April 1, 2003
                   between GreenMan Technologies of Iowa, Inc. and Maust
                   Asset Management, LLC

10.43 (9)    --    Guaranty dated September 12, 2003 by GreenMan Technologies,
                   Inc. of obligations of GreenMan Technologies of Iowa, Inc.
                   under the Lease - Business Property with Maust Asset
                   Management, LLC

10.44 (7)    --    Lease - Business Property agreement dated March 1, 2005
                   between GreenMan Technologies of Iowa, Inc. and Maust
                   Asset Management, LLC

10.45 (7)    --    Lease - Motor Vehicle agreement dated January 1, 2005
                   between GreenMan Technologies of Minnesota, Inc. and Maust
                   Asset Management, LLC

10.46 (7)    --    Lease - Motor Vehicle agreement dated January 1, 2005
                   between GreenMan Technologies of Minnesota, Inc. and Maust
                   Asset Management, LLC

10.47 (7)    --    Lease - Motor Vehicle agreement dated January 1, 2005
                   between GreenMan Technologies of Minnesota, Inc. and Maust
                   Asset Management, LLC

10.48 (17)   --    Lease - Motor Vehicle agreement dated December 29, 2005
                   between GreenMan Technologies of Minnesota, Inc. and Maust
                   Asset Management, LLC

10.49 (17)   --    Lease - Motor Vehicle agreement dated July 1, 2006 between
                   GreenMan Technologies of Minnesota, Inc. and Maust Asset
                   Management, LLC

10.50 (17)   --    Lease - Motor Vehicle agreement dated July 1, 2006 between
                   GreenMan Technologies of Minnesota, Inc. and Maust Asset
                   Management, LLC

10.51 (20)   --    Lease - Motor Vehicle agreement dated October 16, 2006
                   between GreenMan Technologies of Minnesota, Inc. and Maust
                   Asset Management, LLC

10.52 (17)         Release agreement dated November 30, 2006 between Robert
                   H. Davis and GreenMan

21.1 (20)    --    List of All Subsidiaries

31.1 (20)    --    Certification of Chief Executive Officer pursuant to Rule
                   13a-14(a) or Rule 15d-14(a)

31.2 (20)    --    Certification of Chief Financial Officer pursuant to Rule
                   13a-14(a) or Rule 15d-14(a)

32.1 (20)    --    Certification of Chief Executive Officer under 18 U.S.C.
                   Section 1350

32.2 (20)    --    Certification of Chief Financial Officer under 18 U.S.C.
                   Section 1350

----------
(1) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

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

(13) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended March 31, 2004 and incorporated herein by reference.

(14) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB/A for the Quarter Ended March 31, 2006 and incorporated herein by reference.

(15) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(16) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2002 and incorporated herein by reference.

(17) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2006 and incorporated herein by reference.

(18) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2007 and incorporated herein by reference.

(19) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated October 1, 2007 and filed October 5, 2007, and incorporated herein by reference.

(20)  Filed herewith.

(b)   Reports on Form 8-K.

      None

Item 14. Principal Accountant Fees and Services

      In February 2007 we selected the firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. ("SDKAS")as our independent auditors for the fiscal year ending September 30, 2007 and they commenced providing services in conjunction with the quarter ended March 31, 2007. Our former auditors, Wolf and Company, P.C. only provided services in conjunction with the quarter ended December 31, 2006.

      In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal year ended September 30, 2007. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS. Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2007 and
(2) the review of the financial statements included our company's Form 10-QSB filings for fiscal 2007 were $120,712. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for the review of the financial statements included our company's Form 10-QSB filings for fiscal 2007 were $25,050. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for (1) the audit of our financial statements as of and for the fiscal year ended September 30, 2006 and (2) the review of the financial statements included in our Form 10-QSB filings for fiscal 2006 were $204,820.

      Audit-Related Fees. The aggregate fees billed in fiscal 2007 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $10,828. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and (ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions. The aggregate fees billed in fiscal 2007 and 2006 for assurance and related services rendered by Wolf & Company, P.C. that are reasonably related to the performance of the audit or review of our financial statements, were $0 and $4,300, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, and (ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions. Tax Fees. The aggregate fees billed in fiscal 2007 and 2006 for professional services rendered by Wolf & Company, P.C. for tax compliance, tax advice and tax planning were $30,300 and $26,975, respectively.

      All Other Fees. The aggregate other fees billed during fiscal 2007and 2006 by SDKAS for the audit of our Company sponsored benefit plan was $11,500 and $10,500, respectively. During fiscal 2007 and 2006, the aggregate fees billed by Wolf & Company for products and services provided other than services reported above was $5,750 and $0, respectively.

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

      During fiscal 2007, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

GreenMan Technologies, Inc.
Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Reports of Independent Registered Public Accounting Firms                25

Consolidated Balance Sheets as of September 30, 2007 and 2006            27

Consolidated Statements of Operations for the Years Ended
  September 30, 2007 and 2006                                            28

Consolidated Statements of Changes in Stockholders' Deficit
  for the Years Ended September 30, 2007 and 2006                        29

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2007 and 2006                                            30

Notes to Consolidated Financial Statements                               31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Savage, Minnesota

      We have audited the accompanying consolidated balance sheet of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective October 1, 2006, GreenMan adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", using the modified prospective method.

                    /S/ SCHECHTER DOKKEN KANTER ANDREWS & SELCER, LTD.
                    --------------------------------------------------
                    SCHECHTER DOKKEN KANTER ANDREWS & SELCER, LTD.

Minneapolis, Minnesota
December 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Savage, Minnesota

      We have audited the accompanying consolidated balance sheet of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                            /S/ WOLF & COMPANY, P.C.
                            -------------------------
                            WOLF & COMPANY, P.C.


Boston, Massachusetts
December 12, 2006.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets

                                                                   September 30,    September 30,
                                                                        2007             2006
                                                                   -------------    -------------
                            ASSETS

Current assets:
  Cash and cash equivalents ....................................   $     376,764    $     639,014
  Accounts receivable, trade, less allowance for doubtful
    accounts of $268,867 and $185,206 as of September 30,
    2007 and September 30, 2006 ................................       2,462,358        2,056,928
  Product inventory ............................................         157,094          113,336
  Other current assets .........................................         764,046          653,423
  Assets related to discontinued operations ....................              --            7,291
                                                                   -------------    -------------
     Total current assets ......................................       3,760,262        3,469,992
                                                                   -------------    -------------
Property, plant and equipment, net .............................       5,218,706        5,807,119
                                                                   -------------    -------------
Other assets:
  Customer relationship intangibles, net .......................          72,485           85,434
  Other ........................................................         239,750          146,982
                                                                   -------------    -------------
     Total other assets ........................................         312,235          232,416
                                                                   -------------    -------------
                                                                   $   9,291,203    $   9,509,527
                                                                   =============    =============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable, current .......................................   $   1,072,117    $     493,572
  Notes payable, related party, current ........................              --           30,000
  Accounts payable .............................................       1,320,320        1,786,130
  Accrued expenses, other ......................................       1,579,725        1,549,071
  Obligations under capital leases, current ....................         185,127          185,940
  Obligations due under lease settlement, current ..............          68,518               --
  Deferred gain on sale leaseback transaction, current .........          36,445           36,445
  Liabilities related to discontinued operations ...............       3,018,503        3,414,834
                                                                   -------------    -------------
     Total current liabilities .................................       7,280,755        7,495,992
  Notes payable, non-current portion ...........................      10,272,574       10,339,590
  Notes payable, related parties, non-current portion ..........         534,320          534,320
  Obligations under capital leases, non-current portion ........       1,272,527        1,615,692
  Deferred gain on sale leaseback transaction, non-current
    portion ....................................................         270,298          306,740
  Obligations due under lease settlement, non-current portion ..         580,540          630,000
                                                                   -------------    -------------
     Total liabilities .........................................      20,211,014       20,922,334
                                                                   -------------    -------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none outstanding ...............................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized,
    22,880,435 shares and 21,408,966 shares issued and
    outstanding at September 30, 2007 and September 30, 2006 ...         228,804          214,089
  Additional paid-in capital ...................................      35,995,473       35,811,086
  Accumulated deficit ..........................................     (47,144,088)     (47,437,982)
                                                                   -------------    -------------
     Total stockholders' deficit ...............................     (10,919,811)     (11,412,807)
                                                                   -------------    -------------
                                                                   $   9,291,203    $   9,509,527
                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Operations

                                                                    Years Ended September 30,
                                                                      2007             2006
                                                                 -------------    -------------
Net sales ....................................................   $  20,178,726    $  17,607,812
Cost of sales ................................................      14,222,158       12,953,753
                                                                 -------------    -------------
Gross profit .................................................       5,956,568        4,654,059
Operating expenses:
   Selling, general and administrative .......................       3,841,029        3,549,803
                                                                 -------------    -------------
Operating income from continuing operations ..................       2,115,539        1,104,256
                                                                 -------------    -------------
Other income (expense):
   Interest and financing expense ............................      (2,006,299)      (2,312,071)
   Non-cash interest and financing costs .....................              --       (1,273,014)
   Other, net ................................................           3,257          301,188
                                                                 -------------    -------------
     Other (expense), net ....................................      (2,003,042)      (3,283,897)
                                                                 -------------    -------------
Income (loss) from continuing operations before income taxes .         112,497       (2,179,641)
Provision for income taxes ...................................        (115,799)         (65,337)
                                                                 -------------    -------------
Loss from continuing operations ..............................          (3,302)      (2,244,978)
                                                                 -------------    -------------
Discontinued operations:
   Gain (loss) from discontinued operations ..................         297,196       (1,460,981)
                                                                 -------------    -------------
                                                                       297,196       (1,460,981)
                                                                 -------------    -------------
Net income (loss) ............................................   $     293,894    $  (3,705,959)
                                                                 =============    =============

Income (loss) from continuing operations per share-basic .....   $          --    $       (0.11)
Income (loss) from discontinued operations per share-basic ...            0.01            (0.08)
                                                                 -------------    -------------
Net income (loss) per share - basic ..........................   $        0.01    $       (0.19)
                                                                =============    =============
Net income (loss) per share - diluted ........................   $        0.01    $       (0.19)
                                                                 =============    =============
Weighted average shares outstanding - basic ..................      21,766,013       19,810,585
                                                                 =============    =============
Weighted average shares outstanding - diluted ................      26,456,570       19,810,585
                                                                 =============    =============

          See accompanying notes to consolidated financial statements.

                           GreenMan Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Deficit
                     Years Ended September 30, 2007 and 2006

                                                                                                        Additional
                                                                  Common Stock            Paid In       Accumulated
                                                               Shares       Amount        Capital         Deficit          Total
                                                             ----------   ----------   ------------    ------------    ------------
Balance, September 30, 2005 ..............................   19,225,352   $  192,253   $ 34,853,599    $(43,732,023)   $ (8,686,171)
Sale of common stock .....................................      550,000        5,500        149,500              --         155,000
Net value of warrants issued in conjunction with debt
  restructuring ..........................................           --           --        344,155              --         344,155
Common stock issued upon conversion of interest and
  principal ..............................................    1,268,589       12,686        355,436              --         368,122
Common stock issued for fees and expenses due ............      231,695        2,317         79,729              --          82,046
Common stock issued for services rendered ................      133,330        1,333         28,667              --          30,000
Net loss for the year ended September 30, 2006 ...........           --           --             --      (3,705,959)     (3,705,959)
                                                             ----------   ----------   ------------    ------------    ------------
Balance, September 30, 2006 ..............................   21,408,966   $  214,089   $ 35,811,086    $(47,437,982)   $(11,412,807)
Common stock issued for fees and expenses due ............       84,838          849         29,947              --          30,796
Common stock issued for services rendered ................       67,533          675         22,575              --          23,250
Common stock issued in connection with lease settlement ..       65,000          650         31,850              --          32,500
Value of options issued for services rendered ............           --           --         11,070              --          11,070
Common stock issued on exercise of warrants using
  cashless exercise option ...............................    1,154,098       11,541        (11,541)             --              --
Compensation expense associated with stock options .......           --           --         66,486              --          66,486
Sale of common stock .....................................      100,000        1,000         34,000              --          35,000
Net income for year ended September 30, 2007 .............           --           --             --         293,894         293,894
                                                             ----------   ----------   ------------    ------------    ------------
Balance, September 30, 2007 ..............................   22,880,435   $  228,804   $ 35,995,473    $(47,144,088)   $(10,919,811)
                                                             ==========   ==========   ============    ============    ============

           See accompanying notes to consolidated financial statements

                           GreenMan Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                     Years Ended September 30,
                                                                      2007              2006
                                                                  -------------    -------------
Cash flows from operating activities:
   Net income (loss) ..........................................   $     293,894    $  (3,705,959)
Adjustments to reconcile net income to net cash provided by
operating activities:
   Loss on disposal of property, plant and equipment ..........           6,697          264,543
   Gain recognized on debt restructuring ......................              --         (353,476)
   Depreciation ...............................................       1,267,501        1,522,880
   Lease settlement and adjustments ...........................        (260,456)              --
   Amortization of non-cash financing costs ...................              --        1,272,874
   Amortization of deferred interest expense ..................         566,508               --
   Amortization of customer relationships .....................          12,949           12,837
   Amortization of stock option expense .......................          66,487               --
   Gain on sale leaseback .....................................         (36,442)         (36,445)
   Value of warrants issued ...................................           7,320               --
   Common stock issued for fees, incentives and expenses ......          84,920               --
   Shares issued for lease settlement .........................          32,500               --
   Decrease (increase) in assets:
     Accounts receivable ......................................        (405,430)       1,590,857
     Product inventory ........................................         (43,758)         (23,523)
     Other current assets .....................................         (95,457)         145,847
     Other assets .............................................         (41,200)         (84,622)
   Increase (decrease) in liabilities:
     Accounts payable .........................................        (538,162)        (289,603)
     Accrued expenses .........................................         170,062           56,712
                                                                  -------------    -------------
        Net cash provided by operating activities .............       1,087,933          372,922
                                                                  -------------    -------------
Cash flows from investing activities:
   Purchase of property and equipment .........................        (941,075)      (1,424,212)
   Proceeds on sale of property and equipment .................           7,250          116,000
   Proceeds from equipment held for sale ......................              --          444,332
                                                                  -------------    -------------
        Net cash used for investing activities ................        (933,825)        (863,880)
                                                                  -------------    -------------
Cash flows from financing activities:
   Net advances under line of credit ..........................              --         (619,950)
   Proceeds from notes payable ................................         596,432       11,692,579
   Proceeds from notes payable, related parties ...............              --          155,000
   Repayment of notes payable .................................        (782,539)      (3,713,644)
   Repayment of notes payable, related parties ................         (30,000)              --
   Repayment of convertible notes payable .....................              --       (3,108,257)
   Net (payments) advances on convertible notes payable,
    line of credit, net .......................................              --       (3,585,281)
   Principal payments on obligations under capital leases .....        (200,251)        (195,660)
   Net proceeds on the sale of common stock ...................              --          140,000
                                                                  -------------    -------------
        Net cash (used)provided by financing activities .......        (416,358)         764,787
                                                                  -------------    -------------
Net (decrease) increase in cash and cash equivalents ..........        (262,250)         273,829
Cash and cash equivalents at beginning of year ................         639,014          365,216
                                                                  -------------    -------------
Cash and cash equivalents at end of year, including $0 and
   $31, respectively, of cash related to discontinued
   operations .................................................   $     376,764    $     639,045
                                                                  =============    =============

  Supplemental cash flow information:
  Machinery and equipment acquired under capital leases .......   $     167,525    $     535,686
  Net change in capital lease .................................         364,000               --
  Net value of warrants issued ................................              --          344,156
  Shares issued upon conversion of convertible notes
    payable, related party and accrued interest ...............              --          368,121
  Shares issued in lieu of cash for fees, incentives,
    expenses and service rendered .............................              --          127,046
  Accounts receivable offset in connection with sale of
    discontinued operations ...................................              --          152,000
  Accounts payable offset with proceeds on sale of
    discontinued operations ...................................              --          247,000
  Interest paid ...............................................       1,420,722        1,238,375
  Taxes paid ..................................................          35,300           28,809

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

Reclassification

      Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

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

      While we recognized net income during the second half of fiscal 2007, we have incurred losses from operations in the prior 18 consecutive quarters. As of September 30, 2007, we had $376,764 in cash and cash equivalents and a working capital deficiency of $3,520,493 of which $3,018,503 or 86% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis and settle existing obligations. We believe our efforts to achieve these goals, as evidenced by our recent two consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters have been positively impacted by the June 30, 2006 restructuring of our Laurus Credit facility (see Note 4) and our divestiture of historically unprofitable operations during fiscal 2006 and 2005 (see Note 2). However, in the first quarter of fiscal 2009, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

      Our future operating plan focuses on maximizing the performance of these two operations through our continuing efforts to increase overall quality of revenue (revenue per passenger tire equivalent) while remaining diligent with our ongoing cost reduction initiatives. We have invested substantial amounts of capital during the past several years, including approximately $950,000 in Iowa during fiscal 2006 in new equipment to increase processing capacity at our Iowa and Minnesota locations. As a result, we are currently selling product into several new, higher-value markets as evidenced by a 27% increase in end product revenue during fiscal 2007 as compared to fiscal 2006. We continue to experience strong demand for our end products. In addition, we experienced a 2% increase in overall tipping fees (fees we are paid to collect and dispose of a scrap tire) during fiscal 2007 as compared to the same period during fiscal 2006.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2007.

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

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123, as amended by SFAS No. 123(R), discussed below allowed us until October 1, 2006 to continue to measure compensation cost of those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Accounting Principles Board Opinion No. 25 no compensation cost is recognized for them. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued to our employees and directors. Had the compensation cost for the stock options issued to our employees and directors been determined based on the fair value at the

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies - (Continued)

grant dates consistent with Statement of Financial Accounting Standards No. 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                  Year Ended
                                                              September 30, 2006
                                                              ------------------

Net loss as reported .......................................     $(3,705,959)
Add: Compensation recognized under APB No. 25 ..............              --
Less: Compensation recognized under FAS 123 ................         (12,012)
                                                                 -----------
Pro forma net loss .........................................     $(3,717,971)
                                                                 ===========

Net loss per share:
    Basic and diluted - as reported ........................     $     (0.19)
                                                                 ===========
    Basic and diluted - pro forma ..........................     $     (0.19)
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

      The fair value of each option grant during the year ended September 30, 2007 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 4.6%; expected volatility ranging from 62% to 78% and expected life of 7.5 years.

Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" we review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

      Intangible assets include customer relationships acquired in current or past business acquisitions which are being amortized on a straight-line basis over a period of ten to twenty years, commencing on the date of the acquisition. The impairment test for customer relationships requires us to review original relations for continued retention. Amortization expense associated with customer relationships amounted to $12,950 and $12,837 for the fiscal years ended September 30, 2007 and 2006 respectively. Accumulated amortization was $66,515 and $53,567 at September 30, 2007 and 2006, respectively. Amortization of customer relationships is expected to be $6,950 per year during the next four years.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 144 "Accounting for The Impairment or Disposal of Long Lived Assets", relates to assets that can be amortized and the life can be determinable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are fully recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

Net Income Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debt. Basic and diluted net loss per share are the same for the year ended September 30, 2006, since the effect of the inclusion of all outstanding options would be anti-dilutive.

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

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We have adopted the modified prospective approach.

      As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. During the fiscal year ended September 30, 2007 we recorded compensation expense of $66,486 associated with the adoption of SFAS No. 123(R). The unamortized compensation costs at September 30, 2007 was $335,944.

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

      SFAS No. 154 - In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", to amend Opinion 20 and FASB No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The effective date for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This pronouncement has not had a material effect on our financial statements.

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

      This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material effect on our consolidated financial position or results of operations.

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

      FIN No. 48 - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions"; an Interpretation of SFAS No. 109 ("FIN 48"), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is "more-likely-than-not", based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the "more likely than not" threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The adoption of FIN 48 has not had a material effect on our consolidated financial position or results of operations.

      Sarbanes-Oxley Section 404 - The Securities and Exchange Commission issued two releases on August 6, 2006 to grant smaller public companies and many foreign private issuers further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Commission is proposing to grant relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The initial compliance date for these companies would be moved from fiscal years ending on or after July 15, 2007, until fiscal years ending on or after Dec. 15, 2007. The Commission also proposes to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline would be moved to the first annual report for a fiscal year ending on or after Dec. 15, 2008. This proposed extension would result in all non-accelerated filers being required to complete only the management's portion of the internal control requirements in their first year of compliance with the requirements. This proposal is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with Section 404's reporting requirements. This proposed extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 5 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission intends to issue, to improve the efficiency of the Section 404(b) auditor attestation report process.

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

        During fiscal 2006 we recognized approximately $126,000 of income from discontinued Tennessee operations as a result of a reduction in certain plant closure accruals and an agreement with our former Tennessee landlord and the recognition of $70,000 associated with insurance credits.

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

      During the year ended September 30, 2007 we received credits from vendors, we recovered certain bad debts and we reduced certain accrued expenses which offset a $19,058 increase in our lease settlement reserve (see discussion of our Georgia lease below) resulting in approximately $297,000 of income from discontinued Georgia operations.

      In July 2006 we sold our California subsidiary to a third party for $1,000. The aggregate net losses including the loss on disposal associated with the discontinued operations of our California subsidiary included in the results of operations for year ended September 30, 2006 were approximately $1,005,000 and $3.2 million since inception.

      In February 2006, we sold and assigned to Tires Into Recycled Energy and Supplies, Inc. ("TIRES"), a leading crumb rubber processor in the United States, certain assets, including (a) certain truck tire processing equipment located at our Georgia facility; (b) certain rights and interests in our contracts with suppliers of scrap truck tires; and (c) certain intangible assets. TIRES assumed all of our rights and obligations under these contracts. In return we received $155,000 in cash proceeds; allowed TIRES to retain 127,389 shares of our common stock previously issued in conjunction a terminated December 2004 letter of intent and exclusive option and agreed to terminate all other agreements executed between the parties. In addition, TIRES entered into a sublease agreement with us with respect to part of the premises located in Georgia. As additional consideration, TIRES terminated several material supply agreements and a December 2005 letter of intent containing an exclusive option to acquire certain operating assets of TIRES.

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

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2007.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

2.    Discontinued Operations - (Continued)

      The major classes of assets and liabilities associated with discontinued operations were:

                                                              September 30,   September 30,
                                                                   2007            2006
                                                              -------------   -------------
Assets related to discontinued operations:
  Cash ....................................................   $          --   $          31
  Other current assets ....................................              --           7,260
                                                              -------------   -------------
    Total current .........................................              --           7,291
  Property, plant and equipment (net) .....................              --              --
  Other ...................................................              --              --
                                                              -------------   -------------
    Total non-current .....................................              --              --
                                                              -------------   -------------
    Total assets related to discontinued operations .......   $          --   $       7,291
                                                              =============   =============

Liabilities related to discontinued operations:
  Accounts payable ........................................   $   2,502,779   $   2,575,134
  Notes payable, current ..................................         357,340         394,887
  Accrued expenses, other .................................         107,115         118,019
  Capital leases, current .................................          51,269         326,795
                                                              -------------   -------------
    Total current .........................................       3,018,503       3,414,834
    Total liabilities related to discontinued operations ..   $   3,018,503   $   3,414,834
                                                              =============   =============

        Net sales and (loss) from discontinued operations were as follows:

                                                September 30,   September 30,
                                                     2007            2006
                                                -------------   -------------
Net sales from discontinued operations ......   $          --   $   2,885,019
Income (loss) from discontinued operations ..         297,196      (1,460,981)

3.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                    September 30,    September 30,        Estimated
                                                         2007             2006          Useful Lives
                                                    -------------    -------------      ------------
Buildings and improvements ......................   $   1,384,028    $   1,741,943      10 - 20 years
Machinery and equipment .........................       7,379,405        7,188,119       5 - 10 years
Furniture and fixtures ..........................          15,147          164,025       3 - 5 years
Motor vehicles ..................................       3,928,089        3,586,457       3 - 10 years
                                                    -------------    -------------
                                                       12,706,669       12,680,544
Less accumulated depreciation and amortization ..      (7,487,963)      (6,873,425)
                                                    -------------    -------------
Property, plant and equipment, net ..............   $   5,218,706    $   5,807,119
                                                    =============    =============

      During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by an officer for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain will be recognized as income ratably over the term of the lease. The building portion of the lease has been classified as a capital lease and the land portion has been classified as an operating lease. The lease provides for two additional 4-year extensions. We used $875,000 of the proceeds to repay an existing mortgage on the property.

      Depreciation and amortization expense for the fiscal years ended September 30, 2007 and 2006 was $1,267,501 and $1,522,880 respectively, including depreciation and amortization from discontinued operations of $213,689 for the year ended September 30, 2006.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Credit Facility/Notes Payable

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

      On June 30, 2006 we reached an agreement with RSLP in which in return for a payment of $250,000 and the issuance of a $150,000 unsecured promissory note, RSLP agreed to forgo all remaining amounts due under the revised May 6, 2002 promissory note totaling $766,355 at June 30, 2006. The settlement was characterized as a troubled debt restructuring and as a result, we realized a gain on restructuring of $353,476 during the quarter ended June 30, 2006. The note bears interest at 10% and was payable in 11 monthly installments of $5,000 with the remaining balance due June 30, 2007. On June 22, 2007, RSLP agreed to accept the remaining balance of $107,879 in seven equal payments of $15,411 commencing June 30, 2007. The balance due RSLP at September 30, 2007 was $46,234.

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

      Our obligations under the New Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries. We expect to grant Laurus additional security interest in the assets of Welch Products and its subsidiaries, and believe that the grant of those security interests will increase our borrowing base under the term note described above (See Note 14).

      The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (9.75% at September 30, 2007), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. As of September 30, 2007 the revolving note has a zero balance.

      The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (9.75% at September 30, 2007), with a minimum rate of 8%. Interest on the term loan is payable monthly commencing August 1, 2006. Principal is to be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). The term loan may be prepaid at any time without penalty. We used approximately $8,503,000 of the term note proceeds to repay our outstanding indebtedness under our prior credit facility with Laurus, approximately $1,219,000 to repay in full the indebtedness due our Iowa subsidiary's former primary lender First American Bank, $250,000 to pay RSLP as part of a settlement agreement (as described above) and approximately $888,000 to pay costs and fees associated with this transaction which were expensed at June 30, 2006.

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

      In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions. Previously

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Credit Facility/Notes Payable - (Continued)

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

                                                                                              September 30,    September 30,
Notes payable consists of the following at:                                                        2007             2006
                                                                                              -------------    -------------

Term note payable, Republic Services of Georgia, LP, unsecured, due in 3 monthly
  installments of $15,411 with the remaining balance due December 31, 2007 ................          46,234          147,879
Term note payable, Laurus Master Fund, Ltd., due in monthly installments of $100,000 plus interest at prime plus 2% (7.75% at September 30, 2007) through September
  30, 2008 followed by 12 monthly principal payments of $400,000 plus interest
  with the remaining balance due June 2009 ................................................       9,821,748        9,424,109
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in quarterly installments of $8,449 including interest at 1.5% with the remaining
  principal balance due November 2012 .....................................................         189,736          220,506
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due
  in 32 quarterly installments of $6,920 including interest at 3% through October 2012 ....         128,084          151,483
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due
  in 28 quarterly installments of $16,469 including interest at 2% through July 2013 ......         391,794          449,686
Other term notes payable and assessments, secured by various equipment with interest
  rates ranging from 0% to 13.33% and requiring monthly installments from $639 to $5,490 ..         767,095          439,499
                                                                                              -------------    -------------
                                                                                                 11,344,691       10,833,162
Less current portion ......................................................................      (1,072,117)        (493,572)
                                                                                              -------------    -------------
  Notes payable, non-current portion ......................................................   $  10,272,574    $  10,339,590
                                                                                              =============    =============

      The following is a summary of maturities of carrying values of all notes payable at September 30, 2007:

      Years Ending September 30,
      --------------------------
      2008 .......................................     $ 1,072,117
      2009 .......................................       9,419,778
      2010 .......................................         258,536
      2011........................................         213,499
      2012 .......................................         261,131
      2013 and thereafter.........................         119,630
                                                       -----------
                                                       $11,344,691
                                                       ===========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

4.    Credit Facility/Notes Payable - (Continued)

      The carrying value of the Laurus debt under the New Credit Facility at September 30, 2007 was $9,821,748 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

      Twelve Months Ending September 30,
      ----------------------------------
      2008 .......................................          $ 1,200,000
      2009 .......................................            9,500,000
                                                            -----------
                                                            $10,700,000
                                                            ===========

      Interest expense on the lines of credit and notes payable for the years ended September 30, 2007 and 2006 amounted to $2,006,299 and $1,187,870 respectively.

5.    Notes Payable - Related Party

Note Payable - Related Party

      In November 2000, we borrowed $200,000 from a director under an unsecured promissory note which bore interest at 12% per annum with interest due monthly and the principal originally due in November 2001. The director agreed to extend the maturity date several times and on August 24, 2006, agreed to convert the $200,000 of principal and $76,445 of accrued interest into 953,259 of unregistered shares of common stock at a price of $.29 per share which was the closing price of our stock on the date of conversion.

      Between June and August 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bear interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest the entire $100,000 principal balance of their June 2003 notes ($200,000 in aggregate) into our April 2004 private placement of investment units and each received 113,636 units in these transactions. In addition, the two individuals agreed to extend the maturity of the remaining balance of these notes, $400,000 at September 30, 2006 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. (see Note 4).

      In September 2003, a former officer loaned us $400,000 under a September 30, 2003 unsecured promissory note which bore interest at 12% per annum. In 2006 he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the former officer assigned the remaining balance of $99,320 as follows: $79,060 to one of an officer's immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to the officer.

      Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006. On April 12, 2006, the director agreed in lieu of being repaid in cash at maturity to convert $76,450 (including interest of $1,450) into 273,035 shares of unregistered common stock at a price of $.28 which was the closing price of our stock on the date of conversion. In addition, on June 5, 2006 the director agreed to convert $15,226 (including interest of $226) into 42,295 shares of unregistered common stock at a price of $.36 which was the closing price of our stock on the date of conversion. During the year ended of September 30, 2007 the director was repaid $30,000 and agreed to extend the remaining $35,000 until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009.

      The following is a summary of maturities of all related party notes payable at September 30, 2007:

      Years Ending September 30,
      --------------------------
      2008 .......................................        $     --
      2009........................................         534,320
                                                          --------
                                                          $534,320
                                                          ========

      Total interest expense for related party notes amounted to $63,422 and $85,612, for the fiscal years ended September 30, 2007 and 2006, respectively. Total accrued interest due related parties amounted to $101,653 and $86,229 at September 30, 2007 and 2006, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

6.    Capital Leases

      We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $479 to $16,250. Assets acquired under capital leases with an original cost of $2,869,661 and $3,066,136 and related accumulated amortization of $1,415,217 and $1,257,455 are included in property, plant and equipment at September 30, 2007 and 2006, respectively. Amortization expense for the years ended September 30, 2007 and 2006 amounted to $157,762 and $240,488 respectively.

      In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by an employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The lease can be renewed for two additional four-year periods. The building lease has been classified as a capital lease with a value of $1,036,000 and the portion allocated to the land has been treated as an operating lease (See Note 3).

      In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result of the amendment and our decision to dispose of our Georgia operations, we wrote off the unamortized balance of $1,427,053 associated with the leased land and buildings and improvements as a cost of disposal of discontinued operations at September 30, 2005. This loss was partially offset by a $586,137 gain on settlement of the remaining capital lease obligations due and is included in the loss on disposal of discontinued operations at September 30, 2005. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at September 30, 2007.

      During fiscal 2006, we entered into four capital lease agreements with Maust Asset Management, a company co-owned by one of our employees for equipment valued at $423,038. Under the terms of the leases we are required to pay between $2,543 and $4,285 per month rental for a period of 60 months from inception. We have the ability to purchase the equipment at the end of each lease for prices ranging from $11,250 to $15,000 per unit.

      During fiscal 2007, we entered into a new capital lease agreements with Maust Asset Management for equipment valued at $64,719. We are required to pay $1,614 per month rental and have the ability to purchase the equipment at the end of the lease for $8,512.

      Years Ending
      September 30,
      -------------
          2008 ...................................        $  341,752
          2009....................................           345,588
          2010....................................           340,560
          2011....................................           293,768
          2012....................................           181,063
          2013 and thereafter.....................           589,093
                                                          ----------
      Total minimum lease payments ...............         2,091,824
      Less amount representing interest ..........          (634,170)
                                                          ----------
      Present value of minimum lease payments ....        $1,457,655
                                                          ==========

      For the years ended September 30, 2007 and 2006, interest expense on capital leases amounted to $76,796 and $168,143, respectively.

7.    Commitments and Contingencies

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Commitments and Contingencies - (Continued)

      We entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen receives a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. The agreement may be terminated without cause on thirty days' notice but provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. The agreement also provides for incentive compensation based on the attainment of certain financial and non-financial goals. Mr. Jensen also received a relocation allowance of $23,603 and a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under our 2005 Stock Option Plan to purchase 500,000 shares of the our common stock, par value $.01 per share, with an exercise price of $.28 per share which was the closing price of our stock on the date of grant. In addition, upon signing of his employment agreement, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 per share which was the closing bid price of the common stock on the date the agreement was executed. In conjunction with Mr. Davis's resignation, we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $300,000 pursuant to certain contractual obligations. As of September 30, 2007 all amounts due Mr. Davis have been paid.

      In addition, based on the intended sale of our California subsidiary (see
Note 2), notice of termination was provided to our California vice president on June 30,2006 and we agreed to the payment of salary and certain benefits for a subsequent twelve month period which aggregate approximately $97,000 pursuant to certain contractual obligations. As of September 30, 2007 all amounts due have been paid.

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

      We leased approximately 4,500 square feet of office space from an unrelated third party for our corporate headquarters pursuant to a five-year lease that expired in May 2008. In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and 65,000 shares of our common stock (valued at $32,500) and we remained in the existing space through December 31, 2006. As a result of settlement, we recorded a lease settlement expense of $54,360 at September 30, 2006. In addition, as part of the settlement agreement, the landlord agreed to provide us with approximately 1,100 square feet of office space for 12 months commencing January 1, 2007 at no cost (valued at $15,000). In December 2007 the landlord agreed to a tenant-at-will agreement for existing space on rolling six month basis at $1,250 per month.

      For the years ended September 30, 2007 and 2006, total rental expense in connection with all non-cancellable real estate leases amounted to $401,649 and $219,840, respectively including $318,450 per year associated with related-party leases.

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

7.    Commitments and Contingencies - (Continued)

      For the fiscal years ended September 30, 2007 and 2006, total rent expense in connection with non-cancellable operating vehicle and equipment leases amounted to $68,199 and $68,837, respectively, of which, $68,199 and $68,199 were to related parties. The total future minimum rental commitment at September 30, 2007 under the above operating leases are as follows:

Year ending September 30:                  Real Estate    Equipment     Total
                                           -----------   ----------   ----------

   2008 ................................   $   198,228   $   49,416   $  247,644
   2009 ................................       204,756        6,000      210,756
   2010 ................................       204,756           --      204,756
   2011 ................................       204,756           --      204,756
   2012 ................................       206,948           --      206,948
   2013 and thereafter .................       295,317           --      295,317
                                           -----------   ----------   ----------
                                           $ 1,314,761   $   55,416   $1,370,177
                                           ===========   ==========   ==========

Litigation

      As of September 30, 2007, approximately seventeen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. These amounts are included in liabilities related to discontinued operations at September 30, 2007. The largest individual claim is for approximately $650,000. As of September 30, 2007, eight vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $661,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries.

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

8.    Stockholders' Equity

Common Stock Transactions

      On April 12, 2006, our Chief Executive Officer purchased 500,000 shares of our unregistered common stock (see Note 7) and on July 31, 2006 our Chief Financial Officer purchased 50,000 unregistered shares of common stock.

      During the quarter ended June 30, 2006, a director agreed to convert $90,000 principal and $1,676 interest due him under certain unsecured promissory notes payable into 315,330 shares of our unregistered common stock. (see Note
5). On August 24, 2006, a director agreed to convert $200,000 of principal and $76,445 of accrued interest due him under an unsecured promissory note into 953,259 unregistered shares of common stock. (see Note 5)

      During the fiscal year ended September 30, 2006, several directors and officers agreed to accept 231,695 shares of unregistered common stock (valued at $82,046) in lieu of cash for certain director's fees and expenses due the individuals. In addition, we issued 133,330 shares of unregistered stock (valued at $30,000) to a third party for consulting services rendered during fiscal 2006.

      On October 19, 2006, we issued 13,636 shares of our unregistered common stock valued at $4,500 (at a price of $.33 which was the closing price of our stock on the date of issuance) to a third party for financial consulting services rendered during fiscal 2006. During the quarter ended March 31, 2007 we issued an additional 28,897 shares of our unregistered common stock valued at $10,500 (at prices ranging from $.34 to $.40 which represented the closing price of our stock on the date of each issuance) to same

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Stockholders' Equity - (Continued)

third party for consulting services rendered during fiscal 2006 and 2007. In April 2007, we executed a one year financial consulting agreement with this third party. In exchange for services to be provided, we agreed to (1) issue 25,000 shares of unregistered common stock (valued at $8,250); (2) issue warrants to purchase 75,000 shares of common stock (valued at $7,500) exercisable for a three year period at prices ranging from $0.33 to $0.75 per share.

      In conjunction with the relocation of corporate headquarters from Massachusetts to Minnesota we terminated our lease for our former headquarters effective November 1, 2006. In return for the termination, we gave our landlord $50,000 and issued 65,000 shares of our unregistered common stock valued at $32,500 at a price of $.50 which was the closing price of our stock on the date of issuance. We were allowed to remain in the existing space through December 31, 2006. (See Note 7).

      During the period of June through August 2007, Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrant on a cashless basis.

      During the fiscal year ended September 30, 2007, several directors agreed to accept 64,559 shares of unregistered common stock valued at $22,500 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director's fees and expenses due the directors.

1993 Stock Option Plan

      The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004.

      Stock options and activity under the Plan is summarized as follows:

                                                    Year Ended                    Year Ended
                                                September 30, 2007            September 30, 2006
                                            -------------------------      ------------------------
                                                            Weighted                      Weighted
                                                             Average                       Average
                                                            Exercise                      Exercise
                                              Shares          Price          Shares         Price
                                            ----------     ----------      ----------    ----------
Outstanding at beginning of period           1,032,356      $   .82         1,660,356     $   .85
Granted                                             --           --                --          --
Forfeited or expired                           (10,000)         .71          (628,000)        .94
Exercised                                           --           --                --          --
                                            ----------                     ----------
Outstanding at end of period                 1,022,356          .82         1,032,356         .82
                                            ==========                     ==========
Exercisable at end of period                 1,022,356          .82         1,022,356         .81
                                            ==========                     ==========
Reserved for future grants at end of
   period                                           --                             --
                                            ==========                     ==========
Aggregate intrinsic value of
   exercisable options                      $      100
                                            ==========
Weighted average fair value of options
   granted during the period                                $    --                       $    --

Information pertaining to options outstanding under the plan at September 30, 2007 is as follows:

                                Options Outstanding                Options Exercisable
                      -------------------------------------      -----------------------
                                     Weighted
                                      Average      Weighted                     Weighted
                                     Remaining      Average                      Average
Exercise                 Number     Contractual    Exercise         Number      Exercise
Prices                Outstanding      Life          Price       Exercisable      Price
------                -----------   -----------    --------      -----------    --------
$  .38 - .53             496,462       2.9          $  .49          496,462      $  .49
$  .84 - 1.09            477,894       0.5            1.06          477,894        1.06
$ 1.35 - $1.80            48,000       3.8            1.80           48,000        1.80
                       ---------                                  ---------
                       1,022,356       1.9          $  .82        1,022,356      $  .81
                       =========                                  =========

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Stockholders' Equity - (Continued)

2005 Stock Option Plans

      On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which was subsequently approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. During the fiscal year ended September 30, 2006, 929,000 qualified options in aggregate were granted with 792,000 options having an exercise price of $.28 per share and 137,000 having an exercise price of $.36 per share. All options vest annually at 20% per year over a five year period from date of grant and have a ten year term. During fiscal 2007, 800,000 qualified options in aggregate were granted at exercise prices ranging from $.35 to $.55 per share. All options have a ten year term with 775,000 vesting equally over a five year term from date of grant and 25,000 vesting immediately upon grant.

                                                    Year Ended                    Year Ended
                                                September 30, 2007            September 30, 2006
                                            -------------------------      ------------------------
                                                            Weighted                      Weighted
                                                             Average                       Average
                                                            Exercise                      Exercise
                                              Shares          Price          Shares         Price
                                            ----------     ----------      ----------    ----------
Outstanding at beginning of period             929,000      $  .29                 --     $   --
Granted                                        800,000         .38            929,000        .29
Forfeited or expired                           (67,000)        .28                 --         --
Exercised                                           --          --                 --         --
                                            ----------                     ----------
Outstanding at end of period                 1,662,000         .34            929,000        .29
                                            ==========                     ==========
Exercisable at end of period                   197,400         .30                 --         --
                                            ==========                     ==========
Reserved for future grants                     338,000                      1,071,000
                                            ==========                     ==========
Aggregate intrinsic value of
   exercisable options                      $   17,522
                                            ==========
Weighted average fair value of options
   granted during the period                                $  .27                        $  .12

Information pertaining to options outstanding under the plan at September 30, 2007 is as follows:

                                Options Outstanding                Options Exercisable
                      -------------------------------------      -----------------------
                                     Weighted
                                      Average      Weighted                     Weighted
                                     Remaining      Average                      Average
Exercise                 Number     Contractual    Exercise         Number      Exercise
Prices                Outstanding      Life          Price       Exercisable      Price
------                -----------   -----------    --------      -----------    --------
$ .28 - .55            1,662,000       9.0          $ .34         197,400        $ .30

The following table summarizes activity related to non-vested options:

                                                    Year Ended
                                                September 30, 2007
                                            -------------------------
                                                            Weighted
                                                             Average
                                                           Grant Date
                                              Shares       Fair Value
                                            ----------     ----------
Nonvested at beginning of period               929,000      $  .22
Granted                                        800,000         .27
Forfeited                                      (67,000)        .22
Vested                                        (197,400)        .23
                                            ----------
Nonvested at end of period                   1,464,600         .25
                                            ==========

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

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

8.    Stockholders' Equity - (Continued)

      As of September 30, 2007, options to purchase 38,000 shares of our common stock have been granted of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan. At September 30, 2007, options outstanding had a weighted average exercise price of $1.10 per share and a weighted average contractual life of 5.5 years.

Other Stock Options and Warrants

      On June 30, 2006, we issued Laurus a warrant to purchase up to an aggregate of 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This option, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any "put" provisions.

      In April 2007, we executed a one year investor relations consulting agreement with this third party. In exchange for services to be provided, we agreed to (1) pay $6,500 per month and (2) issue warrants to purchase 150,000 shares of common stock (valued at $28,500) which vest equally over a twenty four month period from date of agreement and are exercisable for a three year period at from $0.40 per share.

      Information pertaining to all other options and warrants granted and outstanding is as follows:

                                               Year Ended                  Year Ended
                                           September 30, 2007          September 30, 2006
                                       -------------------------    ------------------------
                                                       Weighted                    Weighted
                                                        Average                     Average
                                                       Exercise                    Exercise
                                         Shares          Price        Shares         Price
                                       ----------     ----------    ----------    ----------
Outstanding at beginning of period       8,953,603     $  .44         7,015,574     $  .98
Granted                                    225,000        .44         3,586,429        .01
Forfeited or expired                      (827,106)      1.92        (1,648,400)      1.80
Exercised                               (1,188,095)       .01                --         --
                                       -----------                  -----------
Outstanding at end of period             7,163,402        .44         8,953,603        .44
                                       ===========                  ===========
Exercisable at end of period             7,032,152        .44         8,948,603        .44
                                       ===========                  ===========
Aggregate intrinsic value of
   exercisable options and warrants    $ 1,829,744
                                       ===========
Weighted average fair value of
   options granted during the period                   $  .44                       $  .31

                                  Options Outstanding                Options Exercisable
                        -------------------------------------      -----------------------
                                       Weighted
                                        Average      Weighted                     Weighted
                                       Remaining      Average                      Average
Exercise                   Number     Contractual    Exercise         Number      Exercise
Prices                  Outstanding      Life          Price       Exercisable      Price
------                  -----------   -----------    --------      -----------    --------
$  .01 - 1.09            6,868,402       6.4          $ .27         6,737,152      $ .27
$ 1.50 - 4.50              295,000       2.9           1.93           295,000       1.93
                         ---------                                  ---------
                         7,163,402       6.3          $ .34         7,032,152      $ .34
                         =========                                  =========

Common Stock Reserved

      We have reserved common stock at September 30, 2007 as follows:

      Stock option plans ................................    2,684,356
      Other stock options ...............................      955,500
      Other warrants ....................................    6,235,902
                                                             ---------
                                                             9,875,758
                                                             =========

9.    Employee Benefit Plan

      Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2007 and 2006, respectively.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

10.   Segment Information

      We operate in one business segment, the collecting, processing and marketing of scrap tires to be used as feedstock for tire derived fuel, civil engineering projects and/or for further processing into crumb rubber.

11.   Major Customers

      During the fiscal years ended September 30, 2007 and 2006, no one customer accounted for more than 10% of our consolidated net sales.

12.   Fair Value of Financial Instruments

      At September 30, 2007 and 2006, our financial instruments consist of accounts receivable, accounts payable and notes payable to banks and others. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

13.   Income Taxes

      The provision for income taxes was comprised of the following amounts for the years ended:

                                                   September 30,   September 30,
                                                        2007            2006
                                                   -------------   -------------

      Current:
      Federal ..................................   $      22,691   $          --
      State ....................................          93,108          65,337
                                                   -------------   -------------
                                                         115,799          65,337
                                                   -------------   -------------
      Deferred federal and state taxes .........              --              --
                                                   -------------   -------------
      Total provision for income taxes .........   $     115,799   $      65,337
                                                   =============   =============

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

      The following differences give rise to deferred income taxes:

                                                 September 30,    September 30,
                                                      2007             2006
                                                 -------------    -------------

Net operating loss carry forwards ............   $  12,367,000    $  12,961,000
Differences in fixed asset bases .............        (529,000)        (503,000)
Capital loss carryover .......................       1,287,000        1,287,000
Other, net ...................................         801,000          543,000
                                                 -------------    -------------
                                                    13,926,000       14,288,000
Valuation reserve ............................     (13,926,000)     (14,288,000)
                                                 -------------    -------------
Net deferred tax asset .......................   $          --    $          --
                                                 =============    =============

      The change in the valuation reserve is as follows:

                                                     Year Ended    Year Ended
                                                   September 30,  September 30,
                                                        2007           2006
                                                   -------------  -------------
Balance at beginning of period .................   $  14,288,000  $  13,653,000
Decrease (increase) due to rate differentials
   and current period operating results ........         362,000       (635,000)
                                                   -------------  -------------
Balance at end of period .......................   $  13,926,000  $  14,288,000
                                                   =============  =============

      As of September 30, 2007, we had net operating loss carry forwards of approximately $36 million including a net operating loss of $33 million and a $3 million capital loss carryforward. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2013 and 2007, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements

14.   Subsequent Events

      On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch's patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its recent acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation. Welch Products had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch Products' common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000.

      The unaudited revenues of Welch Products for the twelve months ended September 30, 2007 was approximately $1.8 million and they had a net loss of approximately $646,000.

      The preliminary allocation of the purchase price is subject to change based on finalization of the fair values of the tangible and intangible assets acquired and liabilities assumed. The estimated preliminary purchase price of $2,875,000 including approximately $75,000 of transaction costs has been calculated based on the value of the 8 million shares issued in this transaction on the date of issuance.

Preliminary information related to assets and liabilities acquired are as follows:
Total tangible assets acquired                                        $2,361,000
Identifiable intangible assets acquired                                  207,000
Total liabilities acquired                                             2,767,000
Estimated excess purchase price over the fair value of net
   assets acquired                                                     3,075,000

We anticipate that a majority of the excess purchase price over the fair value of net assets acquired will be allocated to contract rights, patents and goodwill.

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

        Signature                      Title(s)                      Date
        ---------                      --------                      ----

 /s/ Maurice E. Needham         Chairman of the Board          December 31, 2007
-------------------------
   Maurice E. Needham

     /s/ Lyle Jensen           Chief Executive Officer,        December 31, 2007
-------------------------      President and Director
       Lyle Jensen

  /s/ Charles E. Coppa         Chief Financial Officer,        December 31, 2007
-------------------------      Treasurer and Secretary
    Charles E. Coppa       (Principal Financial Officer and
                             Principal Accounting Officer)

     /s/ Lew F. Boyd                   Director                December 31, 2007
-------------------------
       Lew F. Boyd

   /s/ Dr. Allen Kahn                  Director                December 31, 2007
-------------------------
     Dr. Allen Kahn

/s/ Nicholas DeBenedictis              Director                December 31, 2007
-------------------------
  Nicholas DeBenedictis