Form 10KSB/A
period 2007-09-30
GREENMAN TECHNOLOGIES INC
filed 2008-02-05
CIK 932699

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                        Amendment No. 1 on Form 10-KSB/A
                                       to
                                   Form 10-KSB

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
                 -----------------------------------------------
                 ( Name of small business issuer in its charter)

          Delaware                                      71-0724248
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     12498 Wyoming Ave So., Savage, MN 55378
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 3, 2007 was $7,874,403.

As of December 3, 2007, 22,880,435 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)         Yes |_| No |X|

                                EXPLANATORY NOTE

      GreenMan Technologies, Inc. (the "Company") hereby amends its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission on January 2, 2008 (the "Original 10-KSB"), to include the information required to be disclosed by Items 9, 10 and 11 of Part III of Form 10-KSB. The Company previously indicated that such information would be provided in its definitive proxy statement.

      The information set forth in this Amendment No. 1 to the Original 10-KSB replaces the information set forth in Items 9, 10 and 11 of Part III of the Original 10-KSB in its entirety. No other Part, Item or section of the Original 10-KSB is being amended hereby.

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

                                    Part III

Item 9.   Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

      Name                             Age   Position
      ----                             ---   --------
      Maurice E. Needham .........     67    Chairman of the Board of Directors
      Lyle Jensen.................     57    Chief Executive Officer; President;
                                             Director
      Charles E. Coppa ...........     44    Chief Financial Officer; Treasurer;
                                             Secretary

      Dr. Allen Kahn..............     86    Director
      Lew F. Boyd ................     62    Director
      Nicholas DeBenedictis.......     48    Director

      Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. During fiscal 2007, the Board agreed that each outside director would receive $2,500 per quarter in recognition of the increased frequency of telephonic Board meetings. Previously, outside directors received $2,500 per meeting attended. In addition, during fiscal 2006, the Compensation Committee agreed to discontinue future option grants made to outside directors pursuant the Non-Employee Director Stock Option Plan.

      We have established an Audit Committee consisting of Messrs. DeBenedictis (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and DeBenedictis. Our Board of Directors has determined that Mr. DeBenedictis is an "audit committee financial expert" within the meaning given that term by Item 407(d)(5) of Regulation S-B. Our common stock is traded on the OTC Bulletin Board under the symbol "GMTI" and we are not currently subject to the listing requirements of any national securities exchange. However, our Board of Directors has also determined that Mr. DeBenedictis is "independent" within the meaning given to that term by Section 803 of the American Stock Exchange Company Guide. On April 12, 2006 Mr. Jensen resigned as Chair of the Audit Committee and as a member of the Compensation Committee and Mr. DeBenedictis became Chair of the Audit Committee and joined the Compensation Committee.

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

Item 10.  Executive Compensation

Summary Compensation Table

      The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2007, 2006 and 2005, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

                                        Annual Compensation
                                        -------------------               Option        All Other
 Name and Principal Position    Fiscal Year    Salary      Bonus        Awards(1)(2)  Compensation(3)    Total
 ---------------------------    -----------    ------      -----        ------------  ---------------    -----

Lyle Jensen ..............         2007       $195,000    $212,000        $ 32,466        $17,901       $457,367
Chief Executive Officer            2006         81,250      43,000         107,157          6,653        238,060

Charles E. Coppa .........         2007       $150,000    $ 51,000        $ 10,533        $11,912       $223,445
Chief Financial Officer            2006        145,000      48,000          38,407          8,396        239,803

(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2007 and September 30, 2006, in accordance with SFAS 123(R) for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(2) Options granted have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant with the exception of the 25,000 granted to Mr. Jensen which pursuant to the terms of his employment, vest immediately on the date of grant and have a ten year term.

(3) Represents payments made to or on behalf of Messrs. Jensen and Coppa for health, life and disability insurance and auto allowances.

Employment Agreements

      On April 12, 2006, we entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen will receive a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen also received a relocation allowance of $23,603 and receives a car allowance of $600 per month. Mr. Jensen has been granted a qualified option under our 2005 Stock Option Plan to purchase 500,000 shares of our common stock with an exercise price of $.28 per share. The options vest at an annual rate of 20% over a five-year period from date of grant and have a ten-year term.

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
Level III:           > 15.0%             15% of EBITDA dollars above Base

      During fiscal 2007, Mr. Jensen earned an incentive bonus of $262,000 but agreed to receive a reduced amount of $212,000. During fiscal 2007, Mr. Jensen used approximately $52,000 (net of taxes) of his bonus to purchase 100,000 shares of unregistered common stock from the company. During fiscal 2006, Mr. Jensen received an incentive bonus of $43,000 based on our performance from his date of hire to the fiscal year-end. In addition, Mr. Jensen will be eligible to be awarded qualified options to purchase up to 100,000 additional shares of common stock annually, with the actual amounts contingent on achieving certain levels of EBITDA performance. In December 2006, Mr. Jensen was granted immediately exercisable options to purchase 25,000 shares of common stock at an exercise price of $.36 per share based on fiscal 2006 EBITDA performance. The right to exercise all options will accelerate in full immediately prior to any transaction or series of sequenced events in which all or substantially all of our assets or common stock are sold to or merged with a third party or third parties. In addition, upon signing of his employment agreement, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 which was the closing bid price of our common stock on the date the agreement was executed.

      Mr. Jensen's employment agreement was amended in January 2008 to increase Mr. Jensen's base salary to $250,000 per year, with such increase retroactive to October 1 2007. In addition, the amendment deleted the EBITDA-based incentive compensation measures described above, and provides instead for incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-KSB for such fiscal year and (y) $150,000.

      In April 1999, we entered into a three-year employment agreement with Robert Davis, our former Chief Executive Officer pursuant to which he received a salary of $230,000 per annum. The agreement automatically renewed for three additional years upon each anniversary, unless notice of non-renewal is given by either party, and provided for payment of twelve months salary as a severance payment for termination without cause. The agreement also provided for incentive compensation based on the following certain financial performance measures. No bonus was payable for fiscal 2006 or 2005. On April 12, 2006, the Board of Directors accepted Mr. Davis's resignation as President, Chief Executive Officer and a member of the Board of Directors. Pursuant to the terms of his employment agreement, Mr. Davis received severance of 12 months salary plus benefits starting May 1, 2006 (valued at $260,000) plus all accrued and unpaid vacation (valued at $40,000). All amounts due Mr. Davis have been paid as of September 30, 2007.

      In June 1999, we entered into a two-year employment agreement with Mr. Coppa pursuant to which Mr. Coppa received a salary of $130,000 per annum. In July 2006, the Compensation Committee agreed to increase Mr. Coppa's base salary to $150,000. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. During fiscal 2007 and 2006, the Compensation Committee agreed to grant Mr. Coppa discretionary bonuses of $51,000 and $48,000, respectively. During fiscal 2006, Mr. Coppa used $20,000 (net of taxes) of his bonus to purchase 50,000 shares of unregistered common stock from the company. The agreement provides for payment of twelve months salary as a severance payment for termination without cause.

      Mr. Coppa's employment agreement was amended in January 2008 to increase Mr. Coppa's base salary to $165,000 per year, effective January 1, 2008. In addition, the amendment deleted the discretionary incentive compensation measures described above, and provides instead for incentive compensation in respect of any fiscal year to be based on mutually agreed performance measures as determined our Compensation Committee, with maximum potential incentive compensation in respect of any fiscal year equal to 25% of Mr. Coppa's base salary for such fiscal year.

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

Outstanding Equity Awards

      The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2007:

                                                       Number of Securities Underlying
                                                             Unexercised Options           Exercise          Option
                                                             -------------------             Price         Expiration
Name                           Date of Grant            Exercisable     Unexercisable      Per Share          Date
----                           -------------            -----------     -------------      ---------          ----

Lyle Jensen.............   March 12, 2002 (1)              25,000               --           $1.51      March 12, 2012
                           August 23, 2002 (2)             2,500                --           $1.80      August 23, 2012
                           February 20, 2003 (3)           2,000                --           $1.95      February 20, 2013
                           April 24, 2004 (3)              2,000                --           $1.10      April 24, 2014
                           June 15, 2005 (3)               2,000                --           $0.51      June 15, 2015
                           April 12, 2006 (4)            500,000           400,000           $0.28      April 12, 2016
                           December 18, 2006 (4)         100,000           100,000           $0.35      December 18, 2016
                           December 29, 2006 (5)          25,000                --           $0.36      December 29, 2016

Charles E. Coppa .......   March 23,1998 (2)             130,000                --           $1.09      March 23, 2008
                           July 22,1999 (2)               90,000                --           $0.53      July 22, 2009
                           February 18, 2000 (1)         100,000                --           $0.50      February 18, 2010
                           January  12, 2001 (2)          40,000                --           $0.40      January  12, 2011
                           August 23, 2002 (2)             7,500                --           $1.80      August 23, 2012
                           June 6, 2006 (4)              137,000           109,600           $0.36      June 6, 2016
                           September 28,2007 (4)          45,000            45,000           $0.35      September 28,2017

(1) These options are non-qualified, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant

(2) These options were granted under the 1993 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant

(3) These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

(4) These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(5) These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

Director Compensation

      The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2007:


                      Fees Earned or Paid in   Option Awards     All Other
Name                   Cash or Common Stock       (1) (2)       Compensation     Total
----                   --------------------       -------       ------------     -----

Maury Needham.......       $      --             $ 97,634        $    --       $ 97,634
Lew Boyd............       $  10,000              $ 8,050        $    --       $ 18,050
Dr. Allen Kahn......       $  10,000              $ 8,050        $    --       $ 18,050
Nick DeBenedictis...       $  10,000             $ 55,292        $    --       $ 65,292

(1) Amounts shown do not reflect compensation actually received by the named director. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with SFAS 123(R) for all stock options granted in such fiscal year. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(2) As of September 30, 2007, each non-employee director holds the following aggregate number of shares under outstanding stock options:

                                 Number of Shares
                              Underlying Outstanding
      Name                         Stock Options
      ----                         -------------

      Maury Needham........         1,229,462
      Lew Boyd.............           160,394
      Dr. Allen Kahn.......            51,500
      Nick DeBenedictis....           235,000

      During fiscal 2007, the Board agreed that each outside director would receive $2,500 per quarter in recognition of the increased frequency of telephonic Board meetings. Previously, outside directors received $2,500 per meeting attended. In addition, during fiscal 2006, the Compensation Committee agreed to discontinue future option grants made to outside directors pursuant the Non-Employee Director Stock Option Plan.

Stock Option Plans

      Our 1993 Stock Option Plan (the "2003 Plan") was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. In March 2001, our stockholders approved an increase to the number of shares authorized under the 1993 Plan to 3,000,000 shares. The 1993 Plan expired on June 10, 2004.

      As of September 30, 2007, there were 1,022,356 options granted and outstanding under the 1993 Plan which are exercisable at prices ranging from $0.38 to $1.80.

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

      During the year ended September 30, 2007, 800,000 options were granted under the 2005 Plan at prices ranging from $.35 to $.55. As of September 30, 2007, there were 1,662,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.28 to $0.55.

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

Employee Benefit Plan

      In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2007 and 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2007: o by each of our directors and executive officers; o by all of our directors and executive officers as a group; and o by each person (including any "group" as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

      Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2007, 22,880,435 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

                                        Number of Shares
                                          Beneficially        Percentage
               Name (1)                     Owned (2)        of Class (2)
               --------                     ---------        ------------
Dr. Allen Kahn (3).................         4,364,931            19.06%
Maurice E. Needham (4).............         2,232,801             9.39%
Charles E. Coppa (5)...............           781,828             3.36%
Lyle Jensen (6)....................           768,522             3.34%
Nicholas DeBenedictis (7)..........           762,454             3.33%
Lew F. Boyd (8)....................           401,572             1.75%

All officers and directors
  as a group (6 persons).............       9,312,108            38.08%

Security Ownership of Certain Beneficial Owners

                                        Number of Shares
                                          Beneficially        Percentage
               Name (1)                     Owned (2)        of Class (2)
               --------                     ---------        ------------
Laurus Master Fund, Ltd. (9).......         1,141,734            4.99%

----------
(1) Except as noted, each person's address is care of GreenMan Technologies, Inc., 12498 Wyoming Avenue South, Savage, Minnesota, 55378.
(2) Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes 16,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(4) Includes 904,462 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.
(5) Includes 394,900 shares of common stock issuable pursuant to immediately exercisable stock options.
(6) Includes 133,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(7)   Includes 365,000 shares of common stock owned by Mr. DeBenedictis's wife.
(8) Includes 125,394 shares of common stock issuable pursuant to immediately exercisable stock options.
(9) Laurus holds warrants to purchase up to 4,811,905 shares of common stock that are exercisable (subject to the following sentence) at an exercise price of $.01 per share. The warrants are not exercisable, however, to the extent that (a) the number of shares of our common stock held by Laurus and (b) the number of shares of our common stock issuable upon exercise of the warrant would result in beneficial ownership by Laurus of more than 4.99% of our outstanding shares of common stock. Laurus may waive these provisions, or increase or decrease that percentage, with respect to the warrant on 61 days' prior notice to us, or without notice if we are in default under our credit facility. Unless and until Laurus waives these provisions, then Laurus beneficially owns 1,141,734 shares of our common stock issuable pursuant to underlying warrant. Laurus's address is 335 Madison Avenue, 10th Floor, New York, New York 10017.

 Common Stock Authorized for Issuance Under Equity Compensation Plans

      For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2007, see Note 8 ("Stockholders' Equity") of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see "Executive Compensation - Employment Agreements', above, and "Certain Relationships and Transactions - Stock Issuances: Stock Options; Warrants", below.

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

                                          GreenMan Technologies, Inc.


                                          /s/ Charles E. Coppa
                                          --------------------
                                          Charles E. Coppa
                                          Chief Financial Officer

Item 13.  Exhibits and Reports on Form 10-KSB/A

      The following exhibits are filed with this document:

      31.1         --        Certification of Chief Executive Officer pursuant
                             to Rule 13a-14(a) or Rule 15d-14(a)
      31.2         --        Certification of Chief Financial Officer pursuant
                             to Rule 13a-14(a) or Rule 15d-14(a)
      32.1         --        Certification of Chief Executive Officer under 18
                             U.S.C. Section 1350
      32.2         --        Certification of Chief Financial Officer under 18
                             U.S.C. Section 1350