Form 10QSB
period 2007-12-31
GREENMAN TECHNOLOGIES INC
filed 2008-02-19
CIK 932699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2007


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

                                 |_| YES |X| NO

There were 30,880,435 shares outstanding of the issuer's Common Stock, $0.01 par value, at February 15, 2008.

                           GreenMan Technologies, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                December 31, 2007

                                Table of Contents

                         PART I - FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.    Financial Statements (*)

           Unaudited Consolidated Balance Sheets as of
           December 31, 2007 and September 30, 2007                            3

           Unaudited Consolidated Statements of Operations for the
           three months ended December 31, 2007 and 2006                       4

           Unaudited Consolidated Statement of Changes in Stockholders'
           Deficit for the three months ended December 31, 2007                5

           Unaudited Consolidated Statements of Cash Flows for the
           three months ended December 31, 2007 and 2006                       6

           Notes to Interim Unaudited Consolidated Financial
           Statements                                                       7-15

Item 2.    Management's Discussion and Analysis or Plan of Operation       16-24

Item 3.    Controls and Procedures                                            25

                        PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 6.    Exhibits and Reports on Form 8-K                                   25

           Signatures                                                         26

* The financial information at September 30, 2007 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                           GreenMan Technologies, Inc.
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                                     December 31,    September 30,
                                                                                         2007             2007
                                                                                     ------------    ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $    421,807    $    376,764
  Accounts receivable, trade, less allowance for doubtful accounts of
    $288,004 and $268,867 as of December 31, 2007 and September 30, 2007 .........      2,256,775       2,462,358
  Product inventory ..............................................................      1,000,570         157,094
  Other current assets ...........................................................      1,336,561         764,046
                                                                                     ------------    ------------
        Total current assets .....................................................      5,015,713       3,760,262
                                                                                     ------------    ------------
Property, plant and equipment, net ...............................................      6,296,326       5,218,706
                                                                                     ------------    ------------
Other assets:
  Customer relationship intangibles, net .........................................         70,747          72,485
  Goodwill .......................................................................      2,289,939              --
  Value of long term contracts, net ..............................................        688,688              --
  Patents, net ...................................................................        124,583              --
  Other ..........................................................................        737,385         239,750
                                                                                     ------------    ------------
        Total other assets .......................................................      3,911,342         312,235
                                                                                     ------------    ------------
                                                                                     $ 15,223,381    $  9,291,203
                                                                                     ============    ============

                           LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current liabilities:
  Notes payable, current .........................................................   $  2,245,425    $  1,072,117
  Notes payable, line of credit ..................................................      1,002,943              --
  Accounts payable ...............................................................      2,002,424       1,320,320
  Accrued expenses, other ........................................................      1,791,922       1,579,725
  Obligations under capital leases, current ......................................        260,473         185,127
  Obligations due under lease settlement, current ................................         68,518          68,518
  Deferred gain on sale leaseback transaction, current ...........................         36,445          36,445
  Liabilities related to discontinued operations .................................      2,975,472       3,018,503
                                                                                     ------------    ------------
        Total current liabilities ................................................     10,383,622       7,280,755
  Notes payable, non-current portion .............................................     10,142,712      10,272,574
  Notes payable, related parties, non-current portion ............................        534,320         534,320
  Obligations under capital leases, non-current portion ..........................      1,391,194       1,272,527
  Deferred gain on sale leaseback transaction, non-current portion ...............        261,152         270,298
  Obligations due under lease settlement, non-current portion ....................        580,540         580,540
                                                                                     ------------    ------------
        Total liabilities ........................................................     23,293,541      20,211,014
                                                                                     ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding              --              --
  Common stock, $.01 par value, 40,000,000 shares authorized, 30,880,435 shares and 22,880,435 shares issued and outstanding at December 31, 2007 and
    September 30, 2007 ...........................................................        308,804         228,804
  Additional paid-in capital .....................................................     38,747,220      35,995,473
  Accumulated deficit ............................................................    (47,126,184)    (47,144,088)
                                                                                     ------------    ------------
        Total stockholders' deficit ..............................................     (8,070,160)    (10,919,811)
                                                                                     ------------    ------------
                                                                                     $ 15,223,381    $  9,291,203
                                                                                     ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Three Months Ended
                                                                          December 31,
                                                                       2007            2006
                                                                  ------------    ------------
Net sales .....................................................   $  5,888,098    $  4,886,730
Cost of sales .................................................      4,085,932       3,403,370
                                                                  ------------    ------------
Gross profit ..................................................      1,802,166       1,483,360
Operating expenses:
    Selling, general and administrative .......................      1,273,414         967,942
                                                                  ------------    ------------
Operating income from continuing operations ...................        528,752         515,418
                                                                  ------------    ------------
Other income (expense):
    Interest and financing costs ..............................       (497,718)       (523,141)
    Other, net ................................................         39,370         (11,154)
                                                                  ------------    ------------
        Other (expense), net ..................................       (458,348)       (534,295)
                                                                  ------------    ------------
Income (loss) from continuing operations before income taxes ..         70,404         (18,877)
Provision for income taxes ....................................         52,500              --
                                                                  ------------    ------------
Income (loss) from continuing operations ......................         17,904         (18,877)
                                                                  ------------    ------------
Discontinued operations:
    Income from discontinued operations .......................             --           9,825
                                                                  ------------    ------------
                                                                            --           9,825
                                                                  ------------    ------------
Net income (loss) .............................................   $     17,904    $     (9,052)
                                                                  ============    ============

Income (loss) from continuing operations per share -basic .....   $       0.00    $       0.00
Income from discontinued operations per share -basic ..........           0.00            0.00
                                                                  ------------    ------------
Net income (loss) per share -basic ............................   $       0.00    $       0.00
                                                                  ============    ============
Net income (loss) per share -diluted ..........................   $       0.00    $       0.00
                                                                  ============    ============

Weighted average shares outstanding -basic ....................     30,880,435      21,466,625
                                                                  ============    ============
Weighted average shares outstanding -diluted ..................     35,787,810      21,466,625
                                                                  ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
           Consolidated Statement of Changes in Stockholders' Deficit
                      Three Months Ended December 31, 2007
                                  (Unaudited)


                                                                                Additional
                                                             Common Stock          Paid        Accumulated
                                                          Shares      Amount    In Capital       Deficit          Total
                                                        ----------   --------   -----------   ------------    ------------
Balance, September 30, 2007 .........................   22,880,435   $228,804   $35,995,473   $(47,144,088)   $(10,919,811)
Common stock issued for acquistion ..................    8,000,000     80,000     2,720,000             --       2,800,000
Compensation expense associated with stock options ..           --         --        28,182             --          28,182
Value of warrants issued for services rendered ......           --         --         3,565             --           3,565
Net income for the quarter ended December 31, 2007 ..           --         --            --         17,904          17,904
                                                        ----------   --------   -----------   ------------    ------------
Balance, December 31, 2007 ..........................   30,880,435   $308,804   $38,747,220   $(47,126,184)   $ (8,070,160)
                                                        ==========   ========   ===========   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                            Three Months Ended December 31,
                                                                                                2007               2006
                                                                                           --------------    --------------
Cash flows from operating activities:
    Net income (loss) ..................................................................   $       17,904    $       (9,052)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
    (Gain) loss on disposal of property, plant and equipment ...........................          (11,148)            3,988
    Depreciation .......................................................................          346,866           373,618
    Amortization of deferred interest expense ..........................................          129,926                --
    Amortization of customer relationships .............................................            1,738             7,737
    Amortization of stock option compensation expense ..................................           28,182             8,562
    Amortization of patents ............................................................            5,417                --
    Amortization of long term contracts ................................................           44,812                --
    Amortization of deferred gain on sale leaseback transaction ........................           (9,146)           (9,108)
    Net value of warrants issued ......................................................             5,440                --
    Decrease (increase) in assets:
        Accounts receivable ............................................................          742,479           101,949
        Product inventory ..............................................................         (345,820)         (293,498)
        Other current assets ...........................................................         (212,090)          (33,743)
        Other assets ...................................................................          (24,756)          (52,302)
    Increase (decrease) in liabilities:
        Accounts payable ...............................................................         (128,997)         (168,684)
        Accrued expenses and other .....................................................         (170,416)           43,810
                                                                                           --------------    --------------
         Net cash provided (used) by operating activities ..............................          420,391           (26,723)
                                                                                           --------------    --------------
Cash flows from investing activities:
    Purchase of property and equipment .................................................         (643,972)         (217,601)
    Cash acquired upon purchase of business, net of transaction costs ..................           68,571                --
    Proceeds from the sale of property and equipment ...................................            2,000            13,546
                                                                                           --------------    --------------
         Net cash (used) provided by investing activities ..............................         (573,401)         (204,055)
                                                                                           --------------    --------------
Cash flows from financing activities:
    Net activity under line of credit ..................................................        1,002,943                --
    Proceeds from notes payable ........................................................          268,473            24,529
    Repayment of notes payable .........................................................       (1,023,300)          (98,061)
    Repayment of notes payable, related party ..........................................               --           (20,000)
    Principal payments on obligations under capital leases .............................          (50,063)          (47,045)
                                                                                           --------------    --------------
         Net cash used by financing activities .........................................          198,053          (140,577)
                                                                                           --------------    --------------
Net increase (decrease) in cash and cash equivalents ...................................           45,043          (371,355)
Cash and cash equivalents at beginning of period .......................................          376,764           639,014
                                                                                           --------------    --------------
Cash and cash equivalents at end of period .............................................   $      421,807    $      267,659
                                                                                           ==============    ==============

  Supplemental cash flow information:
  Machinery and equipment acquired under capital leases ................................          244,076    $       67,419
  Shares issued in acquisition .........................................................        2,800,000                --
  Shares issued in lieu of cash for fees, expenses and service rendered ................               --            15,295
  Shares issued for lease settlement ...................................................               --            32,500
  Interest paid ........................................................................          319,271           371,297
  Taxes paid ...........................................................................           80,000            35,300

     See accompanying notes to unaudited consolidated financial statements.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


1.    Business

      GreenMan Technologies, Inc. (together with its subsidiaries "we", "us" or "our") was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, GreenMan is comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations.

      The tire recycling operations are located in Savage, Minnesota and Des Moines, Iowa and collect, process and market scrap tires in whole, shredded or granular form. We are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

      On October 1, 2007 we acquired, Welch Products, Inc. ("Welch") which is located in Carlisle, Iowa and manufactures, installs and markets branded recycled content products and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility. The transaction was structured as a share exchange in which 100 percent of Welch Products' common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000.

2.    Basis of Presentation

      The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries with the exception of Welch which is included since October 1, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our Georgia subsidiary and dispose of their respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and their results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

      The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2007 included in our Annual Report on Form 10-KSB, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that maybe reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made. Certain reclassifications have been made to the 2006 interim consolidated financial statements to conform to the current period presentation.

Nature of Operations, Risks, and Uncertainties

      As of December 31, 2007, we had $421,807 in cash and cash equivalents and a working capital deficiency of $5,367,910 of which $2,975,472 or 55% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations. We believe our efforts to achieve these goals, have been positively impacted by our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by our recent three consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters. However, commencing October 1, 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


3.    Net Loss Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method). Basic and diluted net income per share for the three months ended December 31, 2007 are as follows:

                                                                  Three Months Ended
                                                                   December 31, 2007
                                                                    --------------
Weighted average shares outstanding .............................       30,880,435
Exercisable options and warrants ................................        4,907,375
                                                                    --------------
Weighted average shares, options and warrants outstanding .......       35,787,810
                                                                    ==============
Earnings per share - fully diluted from continuing operations ...   $         0.00
Earnings per share - fully diluted from discontinued operations .   $         0.00
                                                                    --------------
Earnings per share - fully diluted ..............................   $         0.00
                                                                    ==============

      Basic and diluted net loss per share are the same for the three months ended December 31, 2006, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4.    Acquisition of Subsidiary

      On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch's patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its recent acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation. Welch Products had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch Products' common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000 based on the value of the 8 million shares issued in this transaction on the date of issuance. The unaudited revenues of Welch Products, Inc. for the twelve months ended September 30, 2007 was approximately $1.8 million and they had a net loss of approximately $646,000.

      The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and accordingly the results of Welch since the date of acquisition is included in the consolidated financial statements. The total purchase price of $2,890,000 including approximately $90,000 of transaction costs has been been allocated as follows:

Total identifiable assets acquired .........................          $2,571,000
Total identifiable liabilities acquired ....................          $2,821,000

      The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,000 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5 year term) based on an analysis of the discounted future net cash flows of the contracts. In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents. The value assigned to the long term contracts is being amortized on a straight line basis over an estimated useful life of 48 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months. Goodwill will be evaluated annually.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


4.    Acquisition of Subsidiary - (Continued)

      The net value of Welch intangibles other than goodwill is as follows as of December 31, 2007:

                                                   Long Term
                                                    Contracts          Patents
                                                    ---------         ---------
Original value .............................        $ 735,000         $ 130,000
Accumulated amortization ...................          (46,312)           (5,417)
                                                    ---------         ---------
Balance at December 31, 2007 ...............        $ 688,688         $ 124,583
                                                    =========         =========

      Amortization expense for the three months ended December 31, 2007 associated with Welch intangibles was $50,229. Amortization expense during the next five years is anticipated to be:

Twelve months ending December 31:          Contracts      Patents         Total
                                          --------------------------------------
2008 .................................    $  179,256    $   21,668    $  200,924
2009 .................................       179,256        21,668       200,924
2010 .................................       179,256        21,668       200,924
2011 .................................       138,920        21,668       160,588
2012 and thereafter ..................        12,000        37,911        49,911
                                          ----------    ----------    ----------
                                          $  688,688    $  124,583    $  813,271
                                          ==========    ==========    ==========

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

5.    Discontinued Operations

      Due to the magnitude of the continuing operating losses incurred by our Georgia ($3.4 million) during fiscal 2005 our Board of Directors determined it to be in the best interest of our company to discontinue all Georiga operations and completed the divestiture of their respective operating assets during fiscal 2006. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and their results of operations as discontinued operations.

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

      In August 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The $75,000 is included in loss from discontinued operations for the fiscal year ended September 30, 2006 and is included in Obligations due under lease settlement at December 31, 2006. The net present value of the lease settlement obligation increased by $19,058 during the quarter ended December 31, 2006 and is included in discontinued operations.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


5.    Discontinued Operations - (Continued)

      The major classes of liabilities associated with discontinued operations were:

                                                             December 31,  September 30,
                                                                 2007          2007
                                                             -----------   -----------
Liabilities related to discontinued operations:
  Accounts payable ........................................  $ 2,459,748   $ 2,502,779
  Notes payable, current ..................................      357,340       357,340
  Accrued expenses, other .................................      107,115       107,115
  Capital leases, current .................................       51,269        51,269
                                                             -----------   -----------
    Total liabilities related to discontinued operations ..  $ 2,975,472   $ 3,018,503
                                                             ===========   ===========

Net sales and (loss) from discontinued operations were as follows:

                                                             December 31,  December 31,
                                                                 2007          2006
                                                             -----------   -----------
  Income (loss) from discontinued operations ..............  $        --   $     9,825

6.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                         December 31,   September 30,     Estimated
                                             2007           2007        Useful Lives
                                        ------------    ------------    -------------
Land ................................   $    175,000    $         --         --
Buildings and improvements ..........      1,919,361       1,384,028    10 - 20 years
Machinery and equipment .............      8,799,573       7,379,405     5 - 10 years
Furniture and fixtures ..............         74,280          15,147     3 - 5 years
Motor vehicles ......................      4,348,953       3,928,089     3 - 10 years
                                        ------------    ------------
                                          15,317,167      12,706,669
Less accumulated depreciation and
  amortization ......................     (9,020,841)     (7,487,943)
                                        ------------    ------------
Property, plant and equipment, net ..   $  6,296,326    $  5,218,706
                                        ============    ============

7.    Notes Payable/Credit Facilities

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

      Our obligations under the New Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries. In January 2008, we granted Laurus additional security interest in the assets of Welch Products and its subsidiaries which increased our borrowing base under the revolving note described above.

      The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (9.25% at December 31, 2007), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations. As of December 31, 2007 the balance due under the revolving note was $1,002,943.

                           GreenMan Technologies, Inc.
                   Notes To Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


7.    Credit Facility/Notes Payable - (Continued)

      The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (9.25% at December 31, 2007), with a minimum rate of 8%. Interest on the term loan is payable monthly commencing August 1, 2006. Principal is to be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than ninety-five days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). Laurus agreed to waive this provision for the year ended September 30, 2007. The term loan may be prepaid at any time without penalty.

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

      Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate numbers of shares of the common stock traded on such trading day. On January 25, 2007 we filed a registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007. During the period of June through August 2007, Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrants on a cashless basis.

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


7.    Credit Facility/Notes Payable - (Continued)

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

      The carrying value of the Laurus debt under the New Credit Facility at December 31, 2007 was $10,654,616 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure. The following is a summary of the cash maturities of the Laurus debt:

      Twelve Months Ending December 31,
      ---------------------------------
      2008 ................................................   $ 3,102,943
      2009 ................................................     8,300,000
                                                              -----------
                                                              $11,402,943
                                                              ===========

8.    Litigation

      As of December 31, 2007, approximately seventeen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys' fees, and costs, all relating to various services rendered to these subsidiaries. These amounts are included in liabilities related to discontinued operations at December 31, 2007. The largest individual claim is for approximately $650,000. As of December 31, 2007, eight vendors had secured judgments in their favor against GreenMan Technologies of Georgia, Inc. for an aggregate of approximately $661,000. As previously noted, all of GreenMan Technologies of Tennessee, Inc.'s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.'s assets were sold as of March 1, 2006. All proceeds from these sales were retained by our secured lender and these subsidiaries have no substantial assets. We are therefore currently evaluating the alternatives available to these subsidiaries. GreenMan Technologies, Inc. has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, and we intend to defend against any such claims vigorously. In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

9.    Stockholders' Equity

Common Stock Transactions

      On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 (at a price of $.35 which was the closing price of our stock on the date of issuance) in conjunction with the acquisition of Welch Products. (See Note 2).

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)

9.    Stockholders' Equity - (Continued)

Authorized Shares

      As of December 31,2007 30,880,435 shares of our common stock were issued and outstanding, and we had reserved approximately 10,545,758 additional shares for future issuance. These reserved shares relate to the following: 3,382,356 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 2005 Stock Option Plan and 7,163,402 shares for issuance upon exercise of other stock options and stock purchase warrants. The number of shares reserved by our company for future issuance exceeds the number of shares authorized for issuance. Although management believes that it is likely that we will have a sufficient number of authorized but unissued shares to satisfy all exercises of vested options and warrants granted to date, management believes that we will be prohibited from making future grants under the 2005 Stock Option Plan and that we will not have sufficient shares to issue in conjunction with potential business development opportunities or capital raising efforts.

      On January 17, 2008 our Board of Directors approved a recommendation to amend our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares. This recommendation will be presented to our stockholders for approval at the 2008 Annual Meeting to be held on April 2, 2008.

Stock Options

      We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2006 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-based Payment" using the modified prospective method and have applied the required fair value methodology to all stock option and equity award plans. We use the Black-Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three months ended December 31, 2007 and 2006, we recorded $28,182 and $8,562, respectively of stock based compensation expense as a result of the adoption of SFAS 123(R). The unamortized compensation costs at December 31, 2007 was $469,478.

      During the three months ended December 31, 2007, we granted options to several employees to purchase an aggregate of 670,000 shares of the our common stock at an exercise price of $.35 to per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $160,000 and assumptions utilized to determine such value is indicated in the following table for the three months ended December 31, 2007:

                                                              Three Months Ended
                                                               December 31, 2007
                                                               -----------------
Risk-free interest rate .....................................       4.33%
Expected dividend yield .....................................        --
Expected life ...............................................     7.5 years
Expected volatility .........................................        64%
Weighted Average fair value of options granted ..............       $ .24

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)


9.    Stockholders' Equity - (Continued)

      In projecting expected stock price volatility we considered historical data for a fifty two week period prior to date of grant. We estimated the expected life of stock options using the shortcut method, and estimated stock option forfeitures based on historical experience.

10.   Segment Information

      In conjunction with the acquisition of Welch Products (See Note 4) on October 1, 2007, we established a new reporting structure whereby we now have two reportable operating segments: (1) tire recycling and (2) molded recycled rubber products.

      The tire recycling operations collect, process and market scrap tires in whole, shredded or granular form. We are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

      The molded recycled rubber products operations manufacture, install and market branded recycled content products and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility.We have identified the tire recycling and molded recycled rubber product as operating segments for which discrete financial information is available. Both operating segments have their respective management team.

      Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", our Chief Executive Officer has been identified as the chief operating decision maker
(CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income
(loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations, interest expense) are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following table provides total assets for our operating segments as of:

                                    December 31, 2007  September 30, 2007
                                    -----------------  ------------------
Total assets:
Tire recycling ....................   $    9,369,893      $    9,034,960
Molded recycled rubber products ...        5,553,581                  --
Corporate and other ...............          299,907             256,243
                                      --------------      --------------
    Total net assets ..............   $   15,223,381      $    9,291,203
                                      ==============      ==============

The following table provides net sales and income from operations for our operating segments:

                                          Three Months Ended  Three Months Ended
                                          December 31, 2007   December 31, 2006
                                          -----------------   -----------------
Net Sales:
Tire recycling ..........................   $    5,288,484     $    4,886,730
Molded recycled rubber products .........          599,614                 --
Corporate and other .....................               --                 --
                                            --------------     --------------
    Total net sales .....................   $    5,888,098     $    4,886,730
                                            ==============     ==============

                                                Three Months Ended  Three Months Ended
                                                December 31, 2007   December 31, 2006
                                                -----------------   -----------------
Income (loss) from continuing operations:
Tire recycling ...............................   $      780,622      $      585,309
Molded recycled rubber products ..............         (310,286)                 --
Corporate and other ..........................         (452,432)           (604,186)
                                                 --------------      --------------
    Total income from continuing operations ..   $       17,904      $      (18,877)
                                                 ==============      ==============

                           GREENMAN TECHNOLOGIES, INC.
               Notes to Interim Consolidated Financial Statements
                    Quarter Ended December 31, 2007 and 2006
                                   (Unaudited)

11.   Income Taxes

      We recorded a provision for state income tax expense of approximately $52,000 during the quarter ended December 31, 2007 based on certain subsidiary state income tax obligations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

      In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our Georgia subsidiary and dispose of their respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and their results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On October 1, 2007, we acquired Welch Products, Inc. in exchange for 8,000,000 newly issued shares of our commons stock. The results described below include the operations of Welch since October 1, 2007.

      The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the year ended September 30, 2007.

Results of Operations

Three Months ended December 31, 2007 Compared to the Three Months ended December 31, 2006

      Net sales from continuing operations for the three months ended December 31, 2007 increased $1,001,368 or 20% to $5,888,098 as compared to the first quarter of last year's net sales from continuing operations of $4,886,730 . The increase in primarily attributable to the inclusion of approximately $600,000 of revenue associated with Welch, our newly acquired subsidiary. The remaining increase was attributable to a 17% increase in overall product revenue associated with the tire recycling operations. We processed approximately 3.6 million passenger tire equivalents during the quarter ended December 31, 2007 which was consistent with the same period last year.

      Gross profit for the three months ended December 31, 2007 was $1,802,166 or 31% of net sales, compared to $1,483,360 or 30% of net sales for the three months ended December 31, 2006. The results for the three months ended December 31, 2007 included Welch which had a gross profit of $112,174 or 19% of it's net sales.

      Selling, general and administrative expenses for the three months ended December 31, 2007 increased $305,472 to $1,273,414 or 22% of net sales, compared to $967,942 or 20% of net sales for the three months ended December 31, 2006. The increase was primarily attributable to the inclusion of $400,714 associated with Welch which was offset by reduced wages and performance based incentives and professional expenses.

      As a result of the foregoing, we had operating income from continuing operations of $528,752 during the three months ended December 31, 2007 as compared to operating income of $515,418 for the three months ended December 31, 2006.

      Interest and financing expense for the three months ended December 31, 2007 decreased $25,423 to $497,718, compared to $523,141 during the three months ended December 31, 2006. The decrease was primarily due to reduced interest rates and borrowings.

      We recorded a provision for state income tax expense of approximately $53,000 during the three months ended December 31, 2007.

      As a result of the foregoing, we had net income after income taxes from continuing operations for the three months ended December 31, 2007 of $17,904 or $.00 per basic share, compared to a net loss of $18,877 or $.00 per basic share for the three months ended December 31, 2006.

      During the three months ended December 31, 2006, several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $9,825 ($.00 per basic share) of income from discontinued operations.

      Our net income for the three months ended December 31, 2007 was $17,904 or $.00 per basic share as compared to a net loss of $9,052 or $.00 per basic share for the three months ended December 31, 2006.

Liquidity and Capital Resources

      As of December 31, 2007, we had $421,807 in cash and cash equivalents and a working capital deficiency of $5,367,910 of which $2,975,472 or 55% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations. We believe our efforts to achieve these goals, have been positively impacted by our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by our recent three consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters. However, commencing October 1, 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

      The Consolidated Statements of Cash Flows reflect events in the three months ended December 31, 2007 and 2006 as they affect our liquidity. During the three months ended December 31, 2007, net cash used by operating activities was $420,391. While our net income was $17,904 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital:
$547,795 of depreciation and amortization and a decrease in accounts receivable of $742,479. These changes were offset by a $345,820 increase in product inventory which is not unusual during this seasonally slower quarter and a net decrease in accounts payable and accrued expenses of $299,413. During the three months ended December 31, 2006, net cash used by operating activities was $26,723. While our net loss was $9,052 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital:
$380,809 of depreciation and amortization and a decrease in accounts receivable of $101,949. These changes were offset by a $293,498 increase in product inventory which is not unusual during this seasonally slower quarter and a net decrease in accounts payable and accrued expenses of $124,874.

      Net cash used by investing activities was $573,401 for the three months ended December 31, 2007 reflecting the purchase of equipment offset by proceeds of $2,000 and $68,571 of net cash acquired in the Welcot acquisiton. Net cash used by investing activities was $204,055 for the three months ended December 31, 2006 reflecting the purchase of equipment offset by proceeds of $13,546.

      Net cash provided by financing activities was $198,053 during the three months ended December 31, 2007 reflecting normal debt including the payoff of approximately $467,000 of Welcot debt in conjunction with the acquisition. and capital lease repayments and an increase in our working capital line of $1,002,943. Net cash used by financing activities was $140,577 during the three months ended December 31, 2006 reflecting normal debt and capital lease repayments.

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

      The divestiture of our Tennessee operations was substantially completed during the fiscal year ended September 30, 2005 and the divestiture of our Georgia and California subsidiaries was completed during fiscal 2006.

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

      The term note has a maturity date of June 30, 2009 and bears interest at the prime rate published in The Wall Street Journal from time to time plus 2% with a minimum rate of 8%. Interest on the loan is payable monthly commencing August 1, 2006. Principal will be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum payments of $400,000; and (iii) the balance of the principal shall be payable on the maturity date. In May 2007, Laurus agreed to reduce the monthly principal payments required under Credit Facility during the period of July 2007 to June 2008 from $150,000 to $100,000 per month. Laurus also agreed to reduce the monthly principal payments required during the period of July 2008 to September 2008 from $400,000 to $100,000 per month. The net reduction of $1,500,000 will be deferred and payable at the June 2009 maturity date. In addition, we have agreed to make an excess cash flow repayment as follows: no later than 95 days following the end of each fiscal year beginning with the fiscal year ending on September 30, 2007, we have agreed to make a payment equal to 50% of (a) our aggregate net operating cash flow generated in such fiscal year less (b) our aggregate capital expenditures in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with clause (a) of this sentence. Laurus agreed to waive this provision for the year ended September 30, 2007. The term loan may be prepaid at any time without penalty.

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

      Pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS 15") the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525. The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan. (See Note 7 to the Audited Consolidated Financial Statements).

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

Off-Balance Sheet Arrangements

      We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 7 to our Audited Consolidated Financial Statements contained in Form 10-KSB filed for the year ended September 30, 2007.

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

Factors That May Affect Future Results

Risks Related to our Business

We have been profitable during the most recent three quarters but lost money in the previous eighteen consecutive quarters. We may need additional working capital if we do not maintain profitability, which if not received, may force us to curtail operations.

      While we recognized net income during the second half of fiscal 2007 and the first quarter of fiscal 2008, we have incurred losses from operations in the prior 18 consecutive quarters. As of December 31, 2007, we had $421,807 in cash and cash equivalents and a working capital deficiency of $5,367,910 of which $2,975,472 or 55% of the total is associated with our discontinued Georgia subsidiary. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations. We believe our efforts to achieve these goals, have been positively impacted by our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by our recent three consecutive profitable quarters and a significant reduction in our quarterly losses over the prior four quarters. However, commencing October 1, 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

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

      o certain defaults under agreements related to any of our other indebtedness; and

      o     changes of control of our company.

      In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities or cease operations. On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007. During the period of June through August 2007 Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrant on a cashless basis.

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

We may not be able to successfully integrate our recent acquisition of Welch Products, Inc into GreenMan and realize anticipated benefits.

      On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Since inception, Welch has invested significant amounts in sales and marketing efforts to promote their patented products and establish market presence but have not yet reached sustained profitability. During the three months ended December 31,2007 Welch lost approximately $310,000. We understand our consolidated performance will be negatively impacted unless Welch begins generating positive operating cash flow and achieves profitable status on a sustained basis for all Welch operations.

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

      Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we have been adversely affected by significant increases in the cost of fuel. Additionally, because we rely on floating-rate debt for certain financing arrangements interest rates fluctuations will have an effect on our financial performance.

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

      As of December 31, 2007, we had options and warrants outstanding to purchase 10,545,758 additional shares for future issuance. These reserved shares relate to the following: 3,382,356 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan, 2005 Stock Option Plan and 7,163,402 shares for issuance upon exercise of other stock options and stock purchase warrants. The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of December 31, 2007, approximately 15 million shares of our common stock were eligible for sale in the public market. This represents approximately 48% of our outstanding shares of common stock. We have registered an additional 2,951,905 shares of common stock issuable upon exercise of remaining warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to approximately 18 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

      Our directors, executive officers and other principal stockholders owned approximately 25 percent of our outstanding common stock as of December 31, 2007. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. During the fiscal year ended September 30, 2007, Laurus acquired 1,154,098 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 4,811,905 shares of our outstanding stock by exercising its warrants for an aggregate exercise price of $48,119. If Laurus were to acquire those shares, they would represent 16% of our outstanding shares of common stock at December 31, 2007. In addition, the limited number of shares held in public float effect the liquidity of our common stock. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3.     Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executve officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 in conjunction with the acquisition of Welch Products, Inc. See Note 4, "Acquisition of Subsidiary" of Notes to the Interim Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act pursuant to
            Section 4(2) of the Securities Act.

Item 6.     Exhibits
            ---------

      (a)   Exhibits

                  2.1 Share Exchange Agreement among GreenMan Technologies, Inc., Welch Products, Inc. and the Stockholders of Welch Products, Inc., dated October 1, 2007 (filed as an Exhibit to GreenMan Technologies, Inc.'s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference)

                  2.2 Escrow Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Dreher, Simpson and Jensen, P.C., as Escrow Agent, dated October 1, 2007 filed as an Exhibit to GreenMan Technologies, Inc.'s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference)

                  10.1 Consulting Agreement between GreenMan Technologies, Inc. and Bruce A. Boland, dated October 1, 2007 filed as an Exhibit to GreenMan Technologies, Inc.'s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference)

                  10.2 Consulting Agreement between GreenMan Technologies, Inc. and John W. Brown, dated October 1, 2007 filed as an Exhibit to GreenMan Technologies, Inc.'s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference)

                  10.3 Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Laurus Master Fund Ltd., dated October 1, 2007 filed as an Exhibit to GreenMan Technologies, Inc.'s Current Report on Form 8-K dated October 1, 2007 and incorporated herein by reference)

                  31.1(1) Certification of Chief Executive Officer pursuant to
                          Rule 13a-14(a) or Rule 15d-14(a)

                  31.2(1) Exhibit 31.2 Certification of Chief Financial Officer
                          pursuant to Rule 13a-14(a) or Rule 15d-14(a)

                  32.1(1) Certification of Chief Executive Officer under 18
                          U.S.C Section 1350

                  32.2(1) Certification of Chief Financial Officer under 18
                          U.S.C Section 1350

            (1)   Filed herewith.

      (b)   Reports on Form 8-K

            Form 8-K dated October 1, 2007, filed with the Securities and Exchange Commission on October 5, 2007, with respect to the acquisition of Welch Products, Inc.

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