Form 10QSB
period 2008-03-31
GREENMAN TECHNOLOGIES INC
filed 2008-05-13
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

Commission File Number: 1-13776

GREENMAN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12498 Wyoming Avenue South
Savage, Minnesota, 55378
 (Address of principal executive offices, including zip code)

(781) 224-2411
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] YES	[ X ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[ ] YES	[ X ] NO

There were 30,880,435 shares outstanding of the issuer’s Common Stock, $0.01 par value, at May 1, 2008.

GreenMan Technologies, Inc.
Form 10-QSB
Quarterly Report
March 31, 2008

Table of Contents

	PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (*)

	Unaudited Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007	3

	Unaudited Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended March 31, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007	6

	Notes to Interim Unaudited Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-25

Item 3.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27

*	The financial information at September 30, 2007 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

GREENMAN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$587,348	$376,764
Accounts receivable, trade, less allowance for doubtful accounts of $305,586 and $268,867 as of March 31, 2008 and September 30, 2007	1,914,049	2,462,358
Product inventory	1,849,476	157,094
Other current assets	1,260,185	764,046
Total current assets	5,611,058	3,760,262
Property, plant and equipment, net	6,397,418	5,218,706
Other assets:
Customer relationship intangibles, net	69,010	72,485
Goodwill	2,289,939	--
Value of long term contracts, net	643,875	--
Patents, net	119,166	--
Other	737,316	239,750
Total other assets	3,859,306	312,235
	$15,867,782	$9,291,203

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable, current	$3,389,483	$1,072,117
Notes payable, line of credit	2,354,652	--
Accounts payable	2,066,507	1,320,320
Accrued expenses, other	1,887,736	1,579,725
Obligations under capital leases, current	297,032	185,127
Obligations due under lease settlement, current	68,518	68,518
Deferred gain on sale leaseback transaction, current	36,445	36,445
Liabilities related to discontinued operations	2,875,503	3,018,503
Total current liabilities	12,975,876	7,280,755
Notes payable, non-current	8,965,640	10,272,574
Notes payable, related parties, non-current	534,320	534,320
Obligations under capital leases, non-current	1,458,302	1,272,527
Deferred gain on sale leaseback transaction, non-current	252,005	270,298
Obligations due under lease settlement, non-current	580,540	580,540
Total liabilities	24,766,683	20,211,014

Stockholders' deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 40,000,000 shares authorized, 30,880,435 shares and 22,880,435 shares issued and outstanding at March 31, 2008 and September 30, 2007	308,804	228,804
Additional paid-in capital	38,798,170	35,995,473
Accumulated deficit	(48,005,875)	(47,144,088)
Total stockholders’ deficit	(8,898,901)	(10,919,811)
	$15,867,782	$9,291,203

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$4,264,765	$3,464,562	$10,152,863	$8,351,292
Cost of sales	3,281,236	2,689,350	7,367,168	6,092,720
Gross profit	983,529	775,212	2,785,695	2,258,572
Operating expenses:
Selling, general and administrative	1,345,352	901,088	2,618,768	1,869,017
Operating (loss) income from continuing operations	(361,823)	(125,876)	166,927	389,555
Other income (expense):
Interest and financing costs	(494,446)	(523,101)	(992,164)	(1,045,827)
Other, net	(23,483)	562	15,888	(11,022)
Other (expense), net	(517,929)	(522,539)	(976,276)	(1,056,849)
Income (loss) from continuing operations before income taxes	(879,752)	(648,415)	(809,349)	(667,294)
(Benefit) provision for income taxes	(61)	--	52,438	--
Income (loss) from continuing operations	(879,691)	(648,415)	(861,787)	(667,294)
Discontinued operations:
(Loss) income from discontinued operations	--	(31)	--	9,796
	--	(31)	--	9,796
Net income (loss)	$(879,691)	$(648,446)	$(861,787)	$(657,498)

(Loss) from continuing operations per share –basic	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Income (loss) from discontinued operations per share –basic	--	--	--	--
Net Loss per share –basic	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Weighted average shares outstanding -basic	30,880,435	21,525,919	30,880,435	21,495,946

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
 Consolidated Statement of Changes in Stockholders’ Deficit
Six Months Ended March 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2007	22,880,435	$228,804	$35,995,473	$(47,144,088)	$(10,919,811)
Common stock issued for acquisition	8,000,000	80,000	2,720,000	--	2,800,000
Compensation expense associated with stock options	--	--	75,564	--	75,564
Value of warrants issued for services rendered	--	--	7,133	--	7,133
Net loss for the six months ended March 31, 2008	--	--	--	(861,787)	(861,787)
Balance, March 31, 2008	30,880,435	$308,804	$38,798,170	$(48,005,875)	$(8,898,901)

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Unaudited Consolidated Statements of Cash Flow

	Six Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net (loss)	$(861,787)	$(657,498)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Loss on disposal of property, plant and equipment	(7,703)	4,349
Depreciation	701,884	763,078
Amortization of deferred interest expense	259,852	282,490
Amortization of customer relationships	3,475	9,474
Amortization of stock option compensation expense	75,564	18,105
Amortization of patents	10,834	--
Amortization of long term contracts	89,625	--
Deferred gain on sale leaseback transaction	(18,293)	(18,219)
Net value of warrants issued	9,008	--
Decrease (increase) in assets:
Accounts receivable	1,085,205	812,812
Product inventory	(1,194,726)	(753,708)
Other current assets	(135,714)	(109,245)
Other assets	(24,687)	(73,995)
(Decrease) in liabilities:
Accounts payable	(164,883)	(407,317)
Accrued expenses and other	(74,602)	(361,363)
Net cash (used) in operating activities	(246,948)	(491,037)
Cash flows from investing activities:
Purchase of property and equipment	(933,649)	(431,720)
Cash acquired upon purchase of business, net of transaction costs	68,571	--
Proceeds from the sale of property and equipment	2,000	17,804
Net cash (used) in investing activities	(863,078)	(413,916)
Cash flows from financing activities:
Net activity under line of credit	2,354,652	572,537
Proceeds from notes payable	501,128	192,217
Repayment of notes payable	(1,418,896)	(198,637)
Repayment of notes payable, related party	--	(30,000)
Principal payments on obligations under capital leases	(116,274)	(96,734)
Net cash provided by financing activities	1,320,610	439,383
Net increase (decrease) in cash and cash equivalents	210,584	(465,570)
Cash and cash equivalents at beginning of period	376,764	639,014
Cash and cash equivalents at end of period	$587,348	$173,444

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$413,954	$67,419
Shares issued in acquisition	2,800,000	--
Shares issued in lieu of cash for fees, expenses and service rendered	--	30,796
Shares issued for lease settlement	--	32,500
Interest paid	688,654	713,160
Income taxes paid	79,939	35,300

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

1.	Business

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, GreenMan is comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations.

The tire recycling operations are located in Savage, Minnesota and  Des Moines, Iowa and collect, process and market scrap tires in whole, shredded or granular form. We are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation.  Welch Products had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch Products’ common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000.

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries with the exception of Welch which is included since October 1, 2007.   All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our Georgia subsidiary and dispose of it’s respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and it’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

Nature of Operations, Risks, and Uncertainties

As of March 31, 2008, we had $587,348 in cash and cash equivalents and a working capital deficiency of $7,364,818 of which $2,875,503 or 39% of the total is associated with our discontinued Georgia subsidiary. Historically we have incurred net operating losses during our seasonally slowest fiscal quarter ended March 31.  Our inbound tire volumes typically decreases up to 30% in the quarter in comparison to the annualized quarterly average due to colder weather. In addition, we traditionally build crumb rubber inventories and this year, playground safety tiles during this slower period in anticipation of the stronger and warmer second half of the fiscal year during which we ship a majority of our crumb rubber products. In addition, during the six months ended March 31, 2008, we have made a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations and we anticipate improved performance during the seasonally stronger second half of the fiscal year. However, commencing October 1, 2008, our principal payments due to Laurus Master Fund, Ltd are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

3.	Net Loss Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   Basic net loss per share are the same for the three and six months ended March 31, 2008 and 2007, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive.

4.	Acquisition of Subsidiary

On October 1, 2007, we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation.  Welch Products had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch Products’ common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000 based on the value of the 8 million shares issued in this transaction on the date of issuance. Welch’s unaudited revenues for the twelve months ended September 30, 2007 were approximately $1.8 million and Welch recorded a net loss of approximately $646,000 for that period.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and accordingly the results of  Welch's operations since the date of acquisition are included in our consolidated financial statements.  The total purchase price of $2,890,000 including approximately $90,000 of transaction costs has been allocated as follows:

Total identifiable assets acquired	$ 2,571,000
Total identifiable liabilities acquired	$ 2,821,000

The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,000 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5 year term) based on an analysis of the discounted future net cash flows of the contracts.  In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents.  The value assigned  to the long term contracts is being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months. Goodwill will be evaluated annually.

The net value of Welch intangibles other than goodwill is as follows as of March 31, 2008:

	Long Term Contracts	Patents
Original value	$735,000	$130,000
Accumulated amortization	(91,125)	(10,834)
Balance at March 31, 2008	$643,875	$119,166

Amortization expense for the three and six months ended March 31, 2008 associated with Welch intangibles was $50,229 and $100,459 respectively.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

4.	Acquisition of Subsidiary – (Continued)

Amortization expense during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Patents	Total
2009	$179,250	$21,667	$200,917
2010	179,250	21,667	200,917
2011	179,250	21,666	200,916
2012	98,625	21,666	120,291
2013 and thereafter	7,500	32,500	40,000
	$643,875	$119,166	$763,041

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

Due to the magnitude of the continuing operating losses incurred by our Georgia subsidiary ($3.4 million) during fiscal 2005 our Board of Directors determined it to be in the best interest of our company to discontinue all Georgia operations and completed the divestiture of it’s respective operating assets during fiscal 2006.  Accordingly, we have classified all remaining liabilities associated with our Georgia entity and their results of operations as discontinued operations.

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

In August 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The net present value of the lease settlement obligation increased by $19,058 during the six months ended March 31, 2007 and is included in discontinued operations.  The $75,000 is included in Obligations due under lease settlement at March 31, 2008.

The major classes of  liabilities associated with discontinued operations were:

	March 31, 2008	September 30, 2007
Liabilities related to discontinued operations:
Accounts payable	$2,359,779	$2,502,779
Notes payable, current	357,340	357,340
Accrued expenses, other	107,115	107,115
Capital leases, current	51,269	51,269
Total liabilities related to discontinued operations	$2,875,503	$3,018,503

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

5.	Discontinued Operations – (Continued)

Net income and (loss) from discontinued operations for the three and six months ended were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Income (loss) from discontinued operations	$--	$(31)	$--	$9,796

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2008	September 30, 2007	Estimated Useful Lives
Land	$175,000	$--	--
Buildings and improvements	1,979,943	1,384,028	10 - 20 years
Machinery and equipment	8,839,176	7,379,405	5 - 10 years
Furniture and fixtures	74,280	15,147	3 - 5 years
Motor vehicles	4,468,693	3,928,089	3 - 10 years
	15,537,092	12,706,669
Less accumulated depreciation and amortization	(9,139,674)	(7,487,963)
Property, plant and equipment, net	$6,397,418	$5,218,706

7.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “New Credit Facility”). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note.

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

The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (7.25% at March 31, 2008), with a minimum rate of 8%.  Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, as defined up to a maximum of $5 million, subject to certain limitations.  As of March 31, 2008 the balance due under the revolving note was $2,354,652.

The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (7.25% at March 31, 2008), with a minimum rate of 8%.  Interest on the term loan is payable monthly commencing August 1, 2006. Principal is to be amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows:  (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. In addition, we have agreed to make an excess

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

7.	Credit Facility/Notes Payable – (Continued)

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

In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any “put” provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock, which were issued in connection with the original notes on June 30, 2004, were canceled as part of this transaction. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding common stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the New Credit Facility. The fair value of these terminated warrants was determined to be $31,774 and offset the value of the new warrant issued.  In addition, the fair value associated with the foregone convertibility feature of all previous convertible amounts was determined to be $740,998 and also offset the value of the new warrant issued. As a result of the foregoing, the net value assigned to the new warrant of $344,155 was recorded as paid in capital and recorded as a reduction to the carrying value of the refinanced note as described below.

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

Pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”) the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of  $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

7.	Credit Facility/Notes Payable – (Continued)

totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525.  The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

The carrying value of the Laurus debt under the New Credit Facility at March 31, 2008 was $11,835,991 and does not equate to the total cash payments due under the debt as a result of accounting for a troubled debt restructure.  The following is a summary of the cash maturities of the Laurus debt:

Twelve Months Ending March 31,
2009	$5,354,652
2010	7,100,000
$12,454,652

8.	Litigation

As previously disclosed, all of GreenMan Technologies of Tennessee, Inc.’s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. All proceeds from these sales were retained by Laurus our secured lender and these subsidiaries have no assets.  As of March 31, 2008, approximately seventeen vendors of these subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  These past due amounts are included in liabilities related to discontinued operations at March 31, 2008. Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

As of March 31, 2008, nine vendors have secured judgments in their favor aggregating approximately $1.55 million against GreenMan Technologies of Georgia, Inc., including a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and were therefore unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. Upon receipt of the final payment, the plaintiff has agreed to mark the judgment satisfied with the appropriate courts, at which time GreenMan Technologies of Georgia, Inc. anticipates recording a gain on settlement of approximately $165,000.

In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

9.	Stockholders’ Equity

Common Stock Transactions

On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 (at a price of $.35 which was the closing price of our stock on the date of issuance) in conjunction with the acquisition of Welch Products. (See Note 4).

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

9.	Stockholders’ Equity – (Continued)

Authorized Shares

As of March 31, 2008 30,880,435 shares of our common stock were issued and outstanding, and we had approximately 9,590,364 additional shares reserved for future issuance. These reserved shares relate to the following: 3,054,462 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan and 6,535,902 shares for issuance upon exercise of other stock options and stock purchase warrants. At March 31, 2008 the number of shares reserved by our company for future issuance exceeds the number of shares authorized for issuance.  On April 2, 2008 our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

Stock Options

We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2007 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) “Share-based Payment” using the modified prospective method and have applied the required fair value methodology to all stock option and equity award plans. We use the Black-Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three and six months ended March 31, 2008 we recorded stock based compensation expense of $47,383 and $75,564 respectively and $9,543 and $18,105, respectively for the three and six months ended March 31, 2007 as a result of the adoption of SFAS 123(R). The unamortized compensation costs at March 31, 2008 was $441,294.

During the three months ended December 31, 2007, we granted options to several employees to purchase an aggregate of 670,000 shares of the our common stock at an exercise price of $.35 to per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $160,000 and assumptions utilized to determine such value were (a) risk free interest rate of 4.33%, (b) expected life of 7.5 years, (c) expected volatility of 64% and (d) weighted average fair value of  $.24 per option granted.

During the three months ended March 31, 2008, we granted options to our Chief Executive Officer pursuant to the terms of his employment agreement to purchase an aggregate of 100,000 shares of the our common stock at an exercise price of $.34 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest immediately on the date of grant. The fair value of the options at the date of grant in aggregate was $19,200 and assumptions utilized to determine such value were (a) risk free interest rate of 2.7%, (b) expected life of 5 years, (c) expected volatility of 65% and (d) weighted average fair value of  $.19 per option granted.

      We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility and use estimated stock option forfeitures based on historical experience. We will continue to use the simplified calculation of expected life described in the Staff Accounting Bulletin No (s) SAB No. 107 and SAB No. 110 Share-Based Payments until we have enough historical data necessary to provide a reasonable estimate of expected life.

10.	Segment Information

In conjunction with the acquisition of Welch Products (See Note 4) on October 1, 2007, we established a new reporting structure whereby we now have two reportable operating segments: (1) tire recycling and  (2) molded recycled rubber products. We have identified the tire recycling and molded recycled rubber product as operating segments for which discrete financial information is available. Each operating segment has its respective management team.

The tire recycling operations collect, process and market scrap tires in whole, shredded or granular form. We are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

10.	Segment Information – (Continued)

The molded recycled rubber products operations manufacture, install and market branded recycled content products and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility.

Pursuant to  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations, interest expense) are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following table provides total assets for our operating segments as of :

Total assets:	March 31, 2008	September 30, 2007
Tire recycling	$9,679,341	$9,034,960
Molded recycled rubber products	5,904,071	--
Corporate and other	284,370	256,243
Total net assets	$15,867,782	$9,291,203

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net sales;
Tire recycling	$3,656,893	$3,464,562	$8,945,377	$8,351,292
Molded recycled rubber products	607,872	--	1,207,486	--
Corporate and other	--	--	--	--
Total net sales	$4,264,765	$3,464,562	$10,152,863	$8,351,292

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2008 and 2007
(Unaudited)

10.	Segment Information – (Continued)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Income (loss) from continuing operations:
Tire recycling	$(88,754)	$(140)	$691,868	$585,168
Molded recycled rubber products	(233,855)	--	(544,141)	-
Corporate and other	(557,082)	(648,275)	(1,009,514)	(1,252,462)
Total (loss) from continuing operations	$(879,691)	$(648,415)	$(861,787)	$(667,294)

11.	Income Taxes

We recorded a provision for state income tax expense of approximately $52,000 during the six months ended March 31, 2008 based on certain subsidiary state income tax obligations.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our Georgia subsidiary and dispose of it’s respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and it’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On October 1, 2007, we acquired Welch Products, Inc. in exchange for 8,000,000 newly issued shares of our commons stock. The results described below include the operations of Welch since October 1, 2007.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of the Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB, as amended filed for the fiscal year ended September 30, 2007.

Results of Operations

Three Months ended March 31, 2008 Compared to the Three Months ended March 31, 2007

Net sales for the three months ended March 31, 2008 increased $800,203 or 23% to $4,264,765 as compared to net sales of $3,464,562 for the quarter ended March 31, 2007. The increase in primarily attributable to the inclusion of approximately $608,000 of revenue associated with Welch, our newly acquired subsidiary. We processed approximately 2.4 million passenger tire equivalents during the quarter ended March 31, 2008 as compared to approximately 2.2 million passenger tire equivalents during the same period last year. The results for the three months ended March 31, 2007 included approximately $198,000 of revenue and 100,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during that quarter.

Gross profit for the three months ended March 31, 2008 was $983,529 or 23% of net sales, compared  to $775,212 or 22% of net sales for the three months ended March 31, 2007.  The results for the three months ended March 31, 2008 included Welch which had a gross profit of $225,801 or 37% of its net sales.

Selling, general and administrative expenses for the three months ended March 31, 2008 increased $444,264 to $1,345,352 or 32% of net sales, compared to $901,088 or 26% of net sales for the three months ended March 31, 2007. The increase was primarily attributable to the inclusion of $442,678 associated with Welch including a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. These increases were offset by reduced wages and performance based incentives.

Interest and financing expense for the three months ended March 31, 2008 decreased $28,655 to $494,446, compared to $523,101 during the three months ended March 31, 2007. The decrease was primarily due to reduced interest rates and outstanding principal.

Our net loss for the three months ended March 31, 2008 was $879,691 or $.03 per basic share as compared to a net loss of $648,446 or $.03 per basic share for the three months ended March 31, 2007.

Six  Months ended March 31, 2008 Compared to the Six Months ended March 31, 2007

Net sales for the six months ended March 31, 2008 increased $1,801,571 or 22% to $10,152,863 as compared to the net sales of $8,351,292 for the six months ended March 31, 2007. The increase in primarily attributable to the inclusion of approximately $1,207,000 of revenue associated with Welch, our newly acquired subsidiary. The remaining increase in revenue was attributable to increased volume and a 14% increase in overall product revenues during the six months ended March 31, 2008.  We processed approximately 6.0 million passenger tire equivalents during the six months ended March 31, 2008 as compared to approximately 5.9 million passenger tire equivalents during the same period last year. The results for the six months ended March 31, 2007 included approximately $350,000 of revenue and 167,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during that period.

Gross profit for the six months ended March 31, 2008 was $2,785,695 or 27% of net sales, compared  to $2,258,572 or 27% of net sales for the six months ended March 31, 2007.  The results for the six months ended March 31, 2008 included Welch which had a gross profit of $337,975 or 28% of its net sales.

Selling, general and administrative expenses for the six months ended March 31, 2008 increased $749,751 to $2,618,768 or 26% of net sales, compared to $1,869,017 or 22% of net sales for the six months ended March 31, 2007. The increase was attributable to the inclusion of $843,392 associated with Welch including a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. These increases were offset by reduced wages and performance based incentives.

As a result of the foregoing, we had operating income from continuing operations of $166,927 during the six months ended March 31, 2008 as compared to operating income of $389,555 for the six months ended March 31, 2007.

Interest and financing expense for the six months ended March 31, 2008 decreased $53,663 to $992,164 compared to $1,045,827 during the six months ended March 31, 2007. The decrease was primarily due to reduced interest rates and outstanding principal.

We recorded a provision for state income tax expense of approximately $52,000 during the six months ended March 31, 2008.

During the six months ended March 31, 2007, several vendors issued credits relating to past due amounts, we recovered some bad debts and reduced certain accrued expenses which offset a $19,058 increase in our Georgia lease settlement reserve resulting in $9,796 ($.00 per basic share) of income from discontinued operations.

Our net loss for the six months ended March 31, 2008 was $861,787 or $.03 per basic share as compared to a net loss of $657,498 or $.03 per basic share for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $587,348 in cash and cash equivalents and a working capital deficiency of $7,364,818 of which $2,875,503 or 39% of the total is associated with our discontinued Georgia subsidiary. Historically we have incurred net operating losses during our seasonally slowest fiscal quarter ended March 31.  Our inbound tire volumes typically decrease up to 30% during the quarter in comparison to the annualized quarterly average due to colder weather. In addition, we traditionally build crumb rubber inventories and this year playground safety tiles during this slower period in anticipation of the stronger and warmer second half of the fiscal year during which we ship a majority of our crumb rubber products. In addition, during the six months ended March 31, 2008, we have made a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations and we anticipate improved performance during the seasonally stronger second half of the fiscal year. However, commencing October 1, 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly. Further, under the settlement agreement described in Note 8, we will be required to make payments totaling $350,000 between April 30, 2008 and ending on December 31, 2008, which will further affect our liquidity.

The Consolidated Statements of Cash Flows reflect events in the six months ended March 31, 2008 and 2007 as they affect our liquidity. During the six months ended March 31, 2008, net cash used by operating activities was $246,948. While our net loss was $861,787 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,141,234 of depreciation and amortization and a decrease in accounts receivable of $1,085,205. These changes were offset by a $1,194,726 increase in product inventory which is not unusual during this seasonally slower first half of our fiscal year when we have historically built inventory and a net decrease in accounts payable and accrued expenses of $239,485. During the six months ended March 31, 2007, net cash used by operating activities was $491,037. While our net loss was $657,498 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $772,438 of depreciation and amortization and a decrease in accounts receivable of $812,812. These changes were offset by a $753,708 increase in product inventory which is not unusual during this seasonally slower quarter when we build inventory for the pending crumb season and a net decrease in accounts payable and accrued expenses of $486,190.

Net cash used by investing activities was $863,078 for the six months ended March 31, 2008 reflecting the net purchase of equipment of $933,649 and $68,571 of net cash acquired in the Welch transaction. Net cash used by investing activities was $413,916 for the six months ended March 31, 2007, reflecting the purchase of equipment offset by proceeds from the sale of equipment of $17,804.

Net cash provided by financing activities was $1,320,610 during the six months ended March 31, 2008 reflecting an increase in our working capital line of $2,354,652 which offset normal debt payments including the payoff of approximately $467,000 of Welch debt in conjunction with the acquisition and capital lease repayments.  Net cash provided by financing activities was $439,383 during the six months ended March 31, 2007 reflecting the initial draw down of our line of credit which offset normal debt and capital lease repayments.

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

Credit Facility Refinancing

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “New Credit Facility”). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note.

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

In connection with the New Credit Facility, we also issued to Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price equal to $.01 per share. Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate number of shares of the common stock traded on such trading day. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock were canceled as part of these transactions. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the New Credit Facility.

On January 25, 2007 we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007.

Pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”) the New Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of  $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525.  The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan. (See Note 7 to the Audited Consolidated Financial Statements).

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

Our obligations under the New Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries. In January 2008, we  granted Laurus additional security interests in the assets of Welch Products and its subsidiaries, which increased our borrowing base under the revolving note described above.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices.  Given the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel.  Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates in fiscal 2006 and higher prevailing interest rates in fiscal 2007 have had a negative effect on our performance. We have generally been unaffected by interest rate declines in the first six months of fiscal 2008, because our New Credit Facility bears interest at a minimum rate of 8.0%.

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

Off-Balance Sheet Arrangements
We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 7 to our Audited Consolidated Financial Statements contained in Form 10-KSB, as amended filed for the fiscal year ended September 30, 2007.

Cautionary Statement

      Information contained or incorporated by reference in this document contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently  actual results may differ materially from those projected, anticipated, or implied.

Factors That May Affect Future Results

Risks Related to our Business

We incurred an operating loss during the most recent quarter. Although we were profitable during the previous three consecutive quarters, we lost money in the previous eighteen consecutive quarters. We may need additional working capital if we do not maintain profitability, which if not received, may force us to curtail operations.

As of March 31, 2008, we had $587,348 in cash and cash equivalents and a working capital deficiency of $7,364,818 of which $2,875,503 or 39% of the total is associated with our discontinued Georgia subsidiary. Historically we have incurred net operating losses during our seasonally slowest fiscal quarter ended March 31.  Our inbound tire volumes typically decreases up to 30% in the quarter in comparison to the annualized quarterly average due to colder weather. In addition, we traditionally build crumb rubber inventories and this year playground safety tiles during this slower period in anticipation of the stronger and warmer second half of the fiscal year during which we ship a majority of our crumb rubber products. In addition, during the six months ended March 31, 2008, we have made a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations and we anticipate improved performance during the seasonally stronger second half of the fiscal year. However, commencing October 1, 2008, our principal payments due Laurus are scheduled to increase substantially. If we are unable to obtain additional financing or restructure our remaining principal payments with Laurus, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

The delisting of our common stock by the American Stock Exchange has limited our stock’s liquidity and could substantially  impair our ability to raise capital.

Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain Stockholders’ equity in excess of $4 million as required by the Exchange’s Company Guide when a company has incurred losses in three of the four most recent fiscal years.  During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet. On June 21, 2006 we began trading on the Over-The-Counter-Bulletin-Board under the symbol “GMTI”.  We believe the delisting has limited our stock’s liquidity and could substantially impair our ability to raise capital.

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

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “New Credit Facility”). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note.

Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•	failure to pay interest and principal when due;

•	an uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

•	a breach by us of any material representation or warranty made in any of the notes or in any related agreement;

•	any form of bankruptcy or insolvency proceeding is instituted by or against us;

•	any money judgment or similar final process is filed against us for more than $50,000 that remains unvacated, unbonded or unstayed for a period of 30 business days;

•	suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days;

•	any failure to deliver shares of common stock upon exercise of the warrant;

•	certain defaults under agreements related to any of our other indebtedness; and

•	changes of control of our company.

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

On October 1, 2007 we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber.  Since inception, Welch has invested significant amounts in sales and marketing efforts to promote their patented products and establish market presence but have not yet reached sustained profitability. During the six months ended March 31,2008 Welch lost approximately $544,000. We understand our consolidated performance will be negatively impacted unless Welch begins generating positive operating cash flow and achieves profitable status on a sustained basis for all Welch operations.

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

Our common stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our common stock may be highly volatile.  Additionally, the market price of our common stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

•	we are now traded on the OTC Bulletin Board;

•	changes in market valuations of similar companies;

•	announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of senior management and other key personnel;

•	deviations in our results of operations from the estimates of securities analysts; and

•	future issuances of our common stock or other securities.

We have options and warrants currently outstanding.  Exercise of these options and warrant will cause dilution to existing and new shareholders.  Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our stock.

As of March 31, 2008, we had options and warrants outstanding to purchase 9,590,364 additional shares for future issuance. These reserved shares relate to the following: 3,054,462 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and  2005 Stock Option Plan and 6,535,902 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of March 31, 2008, approximately 15 million shares of our common stock were eligible for sale in the public market. This represents approximately 48% of our outstanding shares of common stock. We have registered an additional 2,951,905 shares of common stock issuable upon exercise of remaining warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to approximately 18 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 25 percent of our outstanding common stock as of March 31, 2008. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. During the fiscal year ended September 30, 2007, Laurus acquired 1,154,098 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 4,811,905 shares of our outstanding stock by exercising its warrants for an aggregate exercise price of $48,119. If Laurus were to acquire those shares, they would represent 16% of our outstanding shares of common stock at March 31, 2008. In addition, the limited number of shares held in public float affects the liquidity of our common stock.  Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

 We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our agreements with Laurus prohibit the payment of cash dividends. As a result, capital appreciation, if any, of our common stock will be shareholders’ sole source of gain for the foreseeable future.

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

Item 3    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, approximately seventeen vendors of our GreenMan Technologies of Georgia, Inc. and GreenMan Technologies of Tennessee, Inc. subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

As of March 31, 2008, nine vendors have secured judgments in their favor aggregating approximately $1.55 million against GreenMan Technologies of Georgia, Inc. One of these vendors, Diversified Carriers, Inc., was granted a summary judgment for approximately $890,000 by the Superior Court of Butts County, Georgia, against both GreenMan Technologies, Inc. and GreenMan Technologies of Georgia, Inc. While GreenMan Technologies, Inc. believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and were therefore unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000, with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. Upon receipt of the final payment, the plaintiff has agreed to mark the judgment satisfied with the appropriate courts, at which time GreenMan Technologies of Georgia, Inc. anticipates recording a gain on settlement of approximately $185,000.

      In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 6.      Exhibits

Exhibits

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1(1)	Certification of Chief Executive Officer under 18 U.S.C Section 1350

32.2(1)	Certification of Chief Financial Officer under 18 U.S.C Section 1350

(1)	Filed herewith.

(a)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:       GreenMan Technologies, Inc.

/s/  Lyle Jensen

       Lyle Jensen
        Chief Executive Officer

By:       GreenMan Technologies, Inc.

/s/ Charles E. Coppa

Chief Financial Officer, Treasurer,
Secretary