Form 10QSB
period 2008-06-30
GREENMAN TECHNOLOGIES INC
filed 2008-08-12
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

☐  YES                      ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  YES                      ☒  NO

There were 30,880,435 shares outstanding of the issuer’s Common Stock, $0.01 par value, at August 1, 2008.

GREENMAN TECHNOLOGIES, INC.
Form 10-QSB
Quarterly Report
June 30, 2008

Table of Contents

	PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (*)

	Unaudited Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007	3

	Unaudited Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007	4

	Unaudited Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended June 30, 2008	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	6

	Notes to Interim Unaudited Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis or Plan of Operation	15-23

Item 3.	Controls and Procedures	23

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

	Signatures	25

*	The financial information at September 30, 2007 has been taken from audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

GREENMAN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$543,057	$376,764
Accounts receivable, trade, less allowance for doubtful accounts of $325,310 and $268,867 as of June 30, 2008 and September 30, 2007	3,658,640	2,462,358
Product inventory	1,992,927	157,094
Other current assets	1,305,754	764,046
Total current assets	7,500,378	3,760,262
Property, plant and equipment, net	6,623,658	5,218,706
Other assets:
Customer relationship intangibles, net	67,272	72,485
Goodwill	2,289,939	—
Long term contracts, net	599,063	—
Patents, net	113,750	—
Other	729,814	239,750
Total other assets	3,799,838	312,235
	$17,923,874	$9,291,203

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable, current	$10,275,467	$1,072,117
Notes payable, line of credit	2,999,662	—
Accounts payable	2,612,077	1,320,320
Accrued expenses, other	2,095,316	1,579,725
Obligations under capital leases, current	337,555	185,127
Obligations due under lease settlement, current	68,518	68,518
Deferred gain on sale leaseback transaction, current	36,445	36,445
Liabilities related to discontinued operations	397,903	3,018,503
Total current liabilities	18,822,943	7,280,755
Notes payable, non-current	2,088,087	10,272,574
Notes payable, related parties, non-current	534,320	534,320
Obligations under capital leases, non-current	1,529,791	1,272,527
Deferred gain on sale leaseback transaction, non-current	242,894	270,298
Obligations due under lease settlement, non-current	580,540	580,540
Total liabilities	23,798,575	20,211,014

Stockholders' deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 30,880,435 shares and 22,880,435 shares issued and outstanding at June 30, 2008 and September 30, 2007	308,804	228,804
Additional paid-in capital	38,829,920	35,995,473
Accumulated deficit	(45,013,425)	(47,144,088)
Total stockholders’ deficit	(5,874,701)	(10,919,811)
	$17,923,874	$9,291,203

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$7,557,561	$5,320,269	$17,710,424	$13,671,561
Cost of sales	5,043,001	3,577,713	12,410,169	9,670,433
Gross profit	2,514,560	1,742,556	5,300,255	4,001,128
Operating expenses:
Selling, general and administrative	1,377,737	944,541	3,996,505	2,813,558
Operating income from continuing operations	1,136,823	798,015	1,303,750	1,187,570
Other income (expense):
Interest and financing costs	(497,293)	(559,702)	(1,489,457)	(1,605,529)
Other, net	(8,010)	5,804	7,878	(5,249)
Other expense, net	(505,303)	(553,898)	(1,481,579)	(1,610,778)
Income (loss) from continuing operations before income taxes	631,520	244,117	(177,829)	(423,208)
Provision for income taxes	—	32,365	52,438	32,365
Income (loss) from continuing operations	631,520	211,752	(230,267)	(455,573)
Discontinued operations:
Income from discontinued operations	2,360,930	101,683	2,360,930	111,510
	2,360,930	101,683	2,360,930	111,510
Net income (loss)	$2,992,450	$313,435	$2,130,663	$(344,063)

Income (loss) from continuing operations per share –basic	$0.02	$0.01	$(0.01)	$(0.02)
Income from discontinued operations per share –basic	0.08	—	0.08	—
Net Income (loss) per share –basic	$0.10	$0.01	$0.07	$(0.02)
Net Income (loss) per share –diluted	$0.08	$0.01	$0.06	$(0.02)

Weighted average shares outstanding -basic	30,880,435	21,588,422	30,880,435	21,526,772
Weighted average shares outstanding -diluted	35,497,427	27,339,591	35,558,341	21,526,772

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
Nine Months Ended June 30, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, September 30, 2007	22,880,435	$228,804	$35,995,473	$(47,144,088)	$(10,919,811)
Common stock issued for acquisition	8,000,000	80,000	2,720,000	—	2,800,000
Compensation expense associated with stock options	—	—	103,746	—	103,746
Value of warrants issued for services rendered	—	—	10,701	—	10,701
Net income for the nine months ended June 30, 2008	—	—	—	2,130,663	2,130,663
Balance, June 30, 2008	30,880,435	$308,804	$38,829,920	$(45,013,425)	$(5,874,701)

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Unaudited Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,130,663	$(344,063)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Gain associated with de-consolidation of Georgia subsidiary	(2,360,930)	—
Gain on disposal of property, plant and equipment	(26,311)	(25,916)
Depreciation	1,062,415	1,077,221
Amortization of deferred interest expense	389,076	383,626
Amortization of customer relationships	5,213	11,212
Amortization of stock option compensation expense	103,746	39,300
Amortization of patents	16,250	—
Amortization of long term contracts	134,437	—
Deferred gain on sale leaseback transaction	(27,404)	(27,330)
Warrants issued	12,576	—
(Increase) decrease in assets:
Accounts receivable	(659,386)	(531,706)
Product inventory	(1,338,177)	(744,668)
Other current assets	(181,283)	(10,660)
Other assets	(17,185)	1,439
Increase (decrease) in liabilities:
Accounts payable	206,563	(516,396)
Accrued expenses and other	190,432	203,906
Net cash (used) in operating activities	(359,305)	(484,035)
Cash flows from investing activities:
Purchase of property and equipment	(1,312,010)	(769,445)
Cash acquired upon purchase of business, net of transaction costs	68,571	—
Proceeds from the sale of property and equipment	2,000	50,039
Net cash (used) in investing activities	(1,241,439)	(719,406)
Cash flows from financing activities:
Net activity under line of credit	2,999,662	877,542
Proceeds from notes payable	815,889	491,418
Repayment of notes payable	(1,854,450)	(361,781)
Repayment of notes payable, related party	—	(30,000)
Principal payments on obligations under capital leases	(194,064)	(213,040)
Net cash provided by financing activities	1,767,037	764,139
Net increase (decrease) in cash and cash equivalents	166,293	(439,302)
Cash and cash equivalents at beginning of period	376,764	639,014
Cash and cash equivalents at end of period	$543,057	$199,712

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$603,756	$164,699
Shares issued in acquisition	2,800,000	—
Shares issued in lieu of cash for fees, expenses and service rendered	—	44,046
Shares issued for lease settlement	—	32,500
Interest paid	1,031,656	1,115,745
Income taxes paid	82,323	35,300

See accompanying notes to unaudited consolidated financial statements.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

1.	Business

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, GreenMan is comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations.

The tire recycling operations located in Savage, Minnesota and Des Moines, Iowa collect, process and market scrap tires in whole, shredded or granular form. We are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which are then sold (i.e., product revenue).

On October 1, 2007, we acquired Welch Products, Inc. (“Welch”), a company headquartered in Carlisle, Iowa, which specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation. (See Note 4).

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries with the exception of Welch, which is included since October 1, 2007.   All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (See Note 5.) As a result of the bankruptcy proceedings we have relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore have de-consolidated substantially all remaining obligations from our financial statements as of June 30, 2008.

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

Nature of Operations, Risks, and Uncertainties

As of June 30, 2008, we had $543,057 in cash and cash equivalents and a working capital deficiency of $11,322,565 of which reflects the inclusion of $9.8 million of term debt due our primary lender, Laurus Master Fund, Ltd., under the terms of our credit facility which matures June 30, 2009. Commencing October 1, 2008, our principal payments due to Laurus under this term debt are scheduled to increase substantially. We are currently in discussions with Laurus regarding an initial 12 month extension in the term of the credit facility as well as maintaining our current level of monthly principal payments through the remainder of the existing term and the potential extension term.  If we are unable to restructure our remaining principal payments with Laurus or obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis for all operations. We believe our efforts to achieve these goals, have been positively impacted by our divestiture of historically unprofitable operations during fiscal 2006 and 2005 as evidenced by the fact we have been profitable in four of our last five consecutive quarters. In addition, during the nine months ended June 30, 2008, we have made a significant investment in sales and marketing efforts to promote Welch’s patented products and establish market presence.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

3.	Net Income (Loss) Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   Diluted net income per share for the three and nine months ended June 30, 2008 are as follows:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Weighted average shares outstanding	30,880,435	30,880,435
Exercisable options and warrants	4,616,992	4,677,906
Weighted average shares, fully diluted	35,497,427	35,558,341
Net income per share – fully diluted from continuing operations	$0.02	$—
Net income per share – fully diluted from discontinued operations	$0.06	$0.06
Net income per share – fully diluted	$0.08	$0.06

4.	Acquisition of Subsidiary

On October 1, 2007, we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in designing, developing and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber. Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation.  Welch had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Welch’s common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000 based on the value of the 8 million shares issued in this transaction on the date of issuance. Welch’s unaudited revenues for the twelve months ended September 30, 2007 were approximately $1.8 million and Welch recorded a net loss of approximately $646,000 for that period.

              The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and accordingly the results of Welch’s operations since the date of acquisition are included in our consolidated financial statements.  The total purchase price of $2,890,000 including approximately $90,000 of transaction costs has been allocated as follows:

Total identifiable assets acquired	$ 2,571,000
Total identifiable liabilities acquired	$ 2,821,000

The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,000 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5-year term) based on an analysis of the discounted future net cash flows of the contracts.  In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents.  The value assigned to the long term contracts is being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months. Goodwill will be evaluated annually.

The net value of Welch intangibles other than goodwill is as follows as of June 30, 2008:

	Long Term Contracts	Patents
Original value	$735,000	$130,000
Accumulated amortization	(135,938)	(16,250)
Balance at June 30, 2008	$599,062	$113,750

Amortization expense for the three and nine months ended June 30, 2008 associated with Welch intangibles was $50,229 and $150,688, respectively.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

4.	Acquisition of Subsidiary – (Continued)

Amortization expense during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Patents	Total
2009	$179,250	$21,667	$200,917
2010	179,250	21,667	200,917
2011	179,250	21,667	200,917
2012	58,310	21,666	79,976
2013 and thereafter	3,000	27,083	30,083
	$599,060	$113,750	$712,810

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

Due to the magnitude of the continuing operating losses incurred by our GreenMan Technologies of Georgia, Inc. subsidiary ($3.4 million) during fiscal 2005, our Board of Directors determined it to be in the best interest of our company to discontinue all Georgia operations and completed the divestiture of its operating assets during fiscal 2006.  Accordingly, we have classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.  In July 2008 a Meeting of Creditors was held and we are awaiting the trustee’s final report.  As a result of the bankruptcy proceedings we have relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore have de-consolidated substantially all remaining obligations from our financial statements as of June 30, 2008 resulting in a one-time, pre-tax non-cash gain of $2,360,930 which is reflected as income from discontinued operations in the attached Consolidated Statement of Operations for the three and nine months ended June 30, 2008.

During the nine months ended June 30, 2007, we received credits from vendors, we recovered certain bad debts and we reduced certain accrued expenses. This offset a $19,058 increase in our lease settlement reserve (see the discussion of our Georgia lease below) resulting in approximately $112,000 of income from discontinued Georgia operations.

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

In August 2006, we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 29, 2001 guaranty agreement. The net present value of the lease settlement obligation increased by $19,058 during the nine months ended June 30, 2007, and is included in discontinued operations.  The $75,000 is included in obligations due under lease settlement at June 30, 2008.

The major classes of  liabilities associated with discontinued operations were:

	June 30, 2008	September 30, 2007
Liabilities related to discontinued operations:
Accounts payable	$233,334	$2,502,779
Notes payable, current	—	357,340
Accrued expenses, other	164,569	107,115
Capital leases, current	—	51,269
Total liabilities related to discontinued operations	$397,903	$3,018,503

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

5.	Discontinued Operations – (Continued)

Net income and (loss) from discontinued operations for the three and nine months ended were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income from discontinued operations	$2,360,930	$101,683	$2,360,930	$111,510

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2008	September 30, 2007	Estimated Useful Lives
Land	$175,000	$—	—
Buildings and improvements	1,995,073	1,384,028	10 - 20 years
Machinery and equipment	9,147,987	7,379,405	5 - 10 years
Furniture and fixtures	81,635	15,147	3 - 5 years
Motor vehicles	4,610,442	3,928,089	3 - 10 years
	16,010,137	12,706,669
Less accumulated depreciation and amortization	(9,386,479)	(7,487,963)
Property, plant and equipment, net	$6,623,658	$5,218,706

7.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “Credit Facility”). The New Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. The credit facility is secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries.  In January 2008, we granted Laurus additional security interest in the assets of Welch Products and its subsidiaries, which increased our borrowing base under the revolving note described above.

The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (7% at June 30, 2008), with a minimum rate of 8%.  Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, up to a maximum of $5 million, subject to certain limitations.  As of June 30, 2008, the balance due under the revolving note was $2,999,662.

The term loan has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (7% at June 30, 2008), with a minimum rate of 8%.  Principal is amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows:  (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. We are currently in discussions with Laurus regarding an initial 12 month extension in the term of the credit facility as well as maintaining our current level of monthly principal payments through the remainder of the existing term and the potential extension term.  If we are unable to restructure our remaining principal payments with Laurus or obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

In addition, we have agreed to make an excess cash flow repayments beginning with the fiscal year ended September 30, 2007 equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). Laurus agreed to waive this provision for the year ended September 30, 2007. The term loan may be prepaid at any time without penalty.

GreenMan Technologies, Inc.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

7.	Credit Facility/Notes Payable – (Continued)

In connection with the New Credit Facility, we issued Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price equal to $0.01 per share. This warrant, valued at $1,116,927, is immediately exercisable, has a term of ten years, allows for cashless exercise at the option of Laurus, and does not contain any “put” provisions. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock, which were issued in connection with the original notes on June 30, 2004, were canceled as part of this transaction. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding common stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the New Credit Facility. The fair value of these terminated warrants was determined to be $31,774 and offset the value of the new warrant issued.  In addition, the fair value associated with the foregone convertibility feature of all previous convertible amounts was determined to be $740,998 and also offset the value of the new warrant issued. As a result of the foregoing, the net value assigned to the new warrant of $344,155 was recorded as paid-in capital and recorded as a reduction to the carrying value of the refinanced note as described below.

Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate number of shares of the common stock traded on such trading day. On January 25, 2007, we filed a registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007. During the period of June through August 2007, Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrants on a cashless basis.

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

Pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”) the Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the New Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525.  The carrying amount of the loan is being amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan.

The carrying value of the Laurus debt under the Credit Facility at June 30, 2008 was $12,310,486 and does not equate to the total cash payments of $12,799,662 due under the debt as a result of accounting for a troubled debt restructure.

GreenMan Technologies, Inc.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

8.	Litigation

As previously disclosed, all of GreenMan Technologies of Tennessee, Inc.’s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. All proceeds from these sales were retained by Laurus, our secured lender, and these subsidiaries have no assets.  As of June 30, 2008, approximately seventeen vendors of these subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

As of June 30, 2008, nine vendors have secured judgments in their favor aggregating approximately $1.55 million against GreenMan Technologies of Georgia, Inc., including a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. As of June 30, 2008, the balance due under this agreement was $233,334. Upon receipt of the final payment, the plaintiff has agreed to mark the judgment satisfied with the appropriate courts, at which time we anticipate recording a gain on settlement of approximately $165,000.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.  In July 2008 a Meeting of Creditors was held and we are awaiting the trustee’s final report.  As a result of the bankruptcy proceedings all pending litigation is stayed and GreenMan Technologies of Georgia, Inc. was deconsolidated from our financial statements as of June 30, 2008. (See Note 5).

In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

9.	Stockholders’ Equity

Common Stock Transactions

On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 (at a price of $.35 which was the closing price of our stock on the date of issuance) in connection with the acquisition of Welch Products. (See Note 4.)

Authorized Shares

As of June 30, 2008, 30,880,435 shares of our common stock were issued and outstanding, and we had approximately 9,590,364 additional shares reserved for future issuance. These reserved shares relate to the following: 3,054,462 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan and 6,535,902 shares for issuance upon exercise of other stock options and stock purchase warrants. On April 2, 2008, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

GreenMan Technologies, Inc.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

9.	Stockholders’ Equity – (Continued)

Stock Options

We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2007 Annual Report filed on Form 10-KSB. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, we previously had elected to continue with the accounting methodology prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” On October 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) “Share-based Payment” using the modified prospective method and have applied the required fair value methodology to all stock option and equity award plans. We use the Black-Scholes option valuation to determine the fair value of share based payments granted after October 1, 2006. During the three and nine months ended June 30, 2008, we recorded stock based compensation expense of $28,183 and $103,750 respectively and $9,195 and $27,300, respectively for the three and nine months ended June 30, 2007 as a result of the adoption of SFAS 123(R). The unamortized compensation costs at June 30, 2008 was $413,111.

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

During the three months ended March 31, 2008, we granted options to our Chief Executive Officer pursuant to the terms of his employment agreement to purchase an aggregate of 100,000 shares of the our common stock at an exercise price of $.34 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest immediately on the date of grant. The fair value of the options at the date of grant in aggregate was $19,200 and assumptions utilized to determine such value were (a) risk free interest rate of 2.7%, (b) expected life of 5 years, (c) expected volatility of 65% and (d) weighted average fair value of  $.19 per option granted.

We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility and use estimated stock option forfeitures based on historical experience. We will continue to use the simplified calculation of expected life described in the Staff Accounting Bulletin No (s) SAB No. 107 and SAB No. 110, Share-Based Payments until we have enough historical data necessary to provide a reasonable estimate of expected life.

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

The molded recycled rubber products operations manufacture, install and market branded recycled content products and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility. Pursuant to  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

GREENMAN TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2008 and 2007
(Unaudited)

10.	Segment Information – (Continued)

The following table provides total assets for our operating segments as of :

Total assets:	June 30, 2008	September 30, 2007
Tire recycling	$11,358,399	$9,034,960
Molded recycled rubber products	6,271,247	—
Corporate and other	294,228	256,243
Total assets	$17,923,874	$9,291,203

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30
	2008	2007	2008	2007
Net sales;
Tire recycling	$6,671,451	$5,320,269	$15,616,828	$13,671,561
Molded recycled rubber products	886,110	—	2,093,596	—
Corporate and other	—	—	—	—
Total net sales	$7,557,561	$5,320,269	$17,710,424	$13,671,561

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations:
Tire recycling	$1,143,888	$644,688	$1,835,757	$1,229,825
Molded recycled rubber products	(142,640)	—	(686,780)	-
Corporate and other	(369,728)	(432,936)	(1,379,244)	(1,685,398)
Total income (loss) from continuing operations	$631,520	$211,752	$(230,267)	$(455,573)

11.	Income Taxes

We recorded a provision for state income tax expense of approximately $52,000 during the nine months ended June 30, 2008 based on certain subsidiary state income tax obligations.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and it’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On June 27, 2008, our Georgia subsidiary filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia. As a result of the bankruptcy proceedings we have relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore have de-consolidated substantially all remaining obligations from our financial statements as of June 30, 2008.  On October 1, 2007, we acquired Welch Products, Inc. in exchange for 8,000,000 newly issued shares of our commons stock. The results described below include the operations of Welch since October 1, 2007.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB, as amended, filed for the fiscal year ended September 30, 2007.

Results of Operations

Three Months ended June 30, 2008 Compared to the Three Months ended June 30, 2007

Net sales for the three months ended June 30, 2008 increased $2,237,292 or 42% to $7,557,561 as compared to net sales of $5,320,269 for the quarter ended June 30, 2007. The increase is primarily attributable to a 25% increase in overall tire derived end product revenues during the three months ended June 30, 2008 and a 15% increase in scrap tire volume (we processed approximately 3.5 million passenger tire equivalents during the quarter ended June 30, 2008 as compared to approximately 3.0 million passenger tire equivalents during the same period last year). The remaining increase in revenue was attributable to the inclusion of approximately $886,000 of revenue associated with Welch, our newly acquired subsidiary. The results for the three months ended June 30, 2007 included approximately $54,000 of revenue and 39,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during that quarter.

Gross profit for the three months ended June 30, 2008 was $2,514,560 or 33% of net sales, compared  to $1,742,556 or 33% of net sales for the three months ended June 30, 2007.  The results for the three months ended June 30, 2008 included Welch, which had a gross profit of $284,769 or 32% of its net sales.

Selling, general and administrative expenses for the three months ended June 30, 2008 increased $433,196 to $1,377,737 or 18% of net sales, compared to $944,541 or 18% of net sales for the three months ended June 30, 2007. The increase was primarily attributable to the inclusion of $393,898 associated with Welch, including an ongoing significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence.

Interest and financing expense for the three months ended June 30, 2008 decreased $62,409 to $497,293, compared to $559,702 during the three months ended June 30, 2007. The decrease was primarily due to reduced interest rates and outstanding principal.

As a result of the foregoing, our income from continuing operations after income taxes increased $419,768 or almost 200% to $631,520 for the three months ended June 30, 2008 as compared to $211,752 for the three months ended June 30, 2007.

During the three months ended June 30, 2008 we recognized income from discontinued operations of $2,360,930 associated with a one time, non-cash gain resulting from the de-consolidation of our inactive Georgia subsidiary which filed Chapter 7 bankruptcy during the quarter. During the quarter ended June 30, 2007 we reached agreements with several Georgia vendors regarding remaining past due amounts resulting in approximately $102,000 of income from discontinued operations.

 Our net income for the three months ended June 30, 2008 was $2,992,450 or $.10 per basic share as compared to net income of $313,435 or $.01 per basic share for the three months ended June 30, 2007.

Nine Months ended June 30, 2008 Compared to the Nine Months ended June 30, 2007

Net sales for the nine months ended June 30, 2008 increased $4,038,863 or 30% to $17,710,424 as compared to the net sales of $13,671,561 for the nine months ended June 30, 2007. The increase is primarily attributable to a 26% increase in overall tire derived end product revenues during the nine months ended June 30, 2008 and a 7% increase in scrap tire volume (we processed approximately 9.5 million passenger tire equivalents during the nine months ended June 30, 2008 as compared to approximately 9.0 million passenger tire equivalents during the same period last year). The remaining increase in revenue was attributable to the inclusion of approximately $2,093,596 of revenue associated with Welch, our newly acquired subsidiary. The results for the nine months ended June 30, 2007 included approximately $404,000 of revenue and 205,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during that period.

Gross profit for the nine months ended June 30, 2008, was $5,300,255 or 30% of net sales, compared  to $4,001,128 or 29% of net sales for the nine months ended June 30, 2007.  The results for the nine months ended June 30, 2008 included Welch, which had a gross profit of $622,744 or 30% of its net sales.

Selling, general and administrative expenses for the nine months ended June 30, 2008, increased $1,182,947 to $3,996,505 or 23% of net sales, compared to $2,813,558 or 21% of net sales for the nine months ended June 30, 2007. The increase was attributable to the inclusion of $1,237,290 associated with Welch, including a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. These increases were offset by reduced wages and performance based incentives.

As a result of the foregoing, we had operating income from continuing operations of $1,303,750 during the nine months ended June 30, 2008 as compared to operating income of $1,187,570 for the nine months ended June 30, 2007.

Interest and financing expense for the nine months ended June 30, 2008, decreased $116,072 to $1,489,457 compared to $1,605,529 during the nine months ended June 30, 2007. The decrease was primarily due to reduced interest rates and outstanding principal.

We recorded a provision for state income tax expense of approximately $52,000 during the nine months ended June 30, 2008 as compared to approximately $32,000 for the same period last year.

As a result of the foregoing, our loss from continuing operations after income taxes decreased $225,306 or 49% to $230,267 for the nine months ended June 30, 2008 as compared to a loss of $455,573 for the nine months ended June 30, 2007.

During the nine months ended June 30, 2008, we recognized income from discontinued operations of $2,360,930 associated with a one time, non-cash gain resulting from the de-consolidation of our inactive Georgia subsidiary which filed Chapter 7 bankruptcy in June 2008. During the nine months ended June 30, 2007 we reached agreements with several Georgia vendors regarding remaining past due amounts resulting in approximately $112,000 of income from discontinued operations.

Our net income for the nine months ended June 30, 2008, was $2,130,663 or $.07 per basic share as compared to a net loss of $344,063 or $.02 per basic share for the nine months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $543,057 in cash and cash equivalents and a working capital deficiency of $11,322,565  which reflects the inclusion of $9.8 million of term debt due our primary lender, Laurus Master Fund, Ltd.,  under the terms of our Credit Facility which matures June 30, 2009. Commencing October 1, 2008, our principal payments due to Laurus under this term debt are scheduled to increase substantially. We are currently in discussions with Laurus regarding an initial 12-month extension in the term of the credit facility as well as maintaining our current level of monthly principal payments through the remainder of the existing term and the potential extension term.  If we are unable to restructure our remaining principal payments with Laurus or obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis for all operations. We believe our efforts to achieve these goals, have been positively impacted by our divestiture of historically unprofitable operations during fiscal 2006 and 2005, as evidenced by the fact we have been profitable in four of our last five consecutive quarters. In addition, during the nine months ended June 30, 2008, we have made a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence.

The Consolidated Statements of Cash Flows reflect events for the nine months ended June 30, 2008 and 2007 as they affect our liquidity. During the nine months ended June 30, 2008, net cash used by operating activities was $359,305.  Our net income for the nine months ended June 30, 2008 was $2,130,663, including a one time, non-cash gain of $2,360,930 associated with the de-consolidation of our Georgia subsidiary. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,711,137 of depreciation and amortization and an increase in accounts payable and accrued expenses of $396,995. These changes were offset by a $1,338,177 increase in product inventory, which is not unusual as we typically build inventory prior to our seasonally stronger second half. In addition, accounts receivable increased $659,386 reflecting stronger revenues during the seasonally strong quarter. During the nine months ended June 30, 2007, net cash used by operating activities was $484,035. While our net loss was $344,063 our overall cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,100,403 of depreciation and amortization which partially offset a $744,668 increase in product inventory and a $531,706 increase in accounts receivable. It is not unusual during the seasonally slower first half of our fiscal year to build inventory for the pending crumb season, which typically begins during our third fiscal quarter as evidenced by the increase in accounts receivable.

Net cash used by investing activities was $1,241,439 for the nine months ended June 30, 2008, reflecting the net purchase of equipment of $1,312,010 and $68,571 of net cash acquired in the Welch transaction. Net cash used by investing activities was $719,406 for the nine months ended June 30, 2007, reflecting the purchase of $769,445 of equipment offset by proceeds from the sale of equipment of $50,039.

Net cash provided by financing activities was $1,767,037 during the nine months ended June 30, 2008, reflecting an increase in our working capital line of $2,999,662, which offset normal debt payments including the payoff of approximately $467,000 of Welch debt in conjunction with the acquisition and capital lease repayments.  Net cash provided by financing activities was $764,139 during the nine months ended June 30, 2007, reflecting the initial drawdown of our line of credit which offset normal debt and capital lease repayments.

In order to reduce our operating costs, address our liquidity needs and return to profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Unprofitable Operations

Due to the magnitude of the continuing operating losses incurred by our Georgia and Tennessee during fiscal 2005 ($3.4 million and $1.8 million, respectively) subsidiaries and our California subsidiary ($3.2 million since inception) in fiscal 2006, our Board of Directors determined it to be in the best interest of our company to discontinue all southeastern and west coast operations  and dispose of their respective operating assets.

The divestiture of our Tennessee operations was substantially completed during the fiscal year ended September 30, 2005 and the  divestiture of our Georgia and California subsidiaries was completed during fiscal 2006.

Credit Facility Refinancing

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “Credit Facility”). The Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note.

The revolving note has a term of three years from the closing, bears interest on any outstanding amounts at the prime rate published in The Wall Street Journal from time to time plus 2%, with a minimum rate of 8%. The amount we may borrow at any time under the revolving note is based on our eligible accounts receivable and our eligible inventory with an advance rate equal to 90% of our eligible accounts receivable (90 days or less) and 50% of finished goods inventory up to a maximum of $5 million less such reserves as Laurus may reasonably in its good faith judgment deem necessary from time to time.

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

In connection with the Credit Facility, we also issued to Laurus a warrant to purchase up to 3,586,429 shares of our common stock at an exercise price equal to $.01 per share. Laurus has agreed that it will not, on any trading day, be permitted to sell any common stock acquired upon exercise of this warrant in excess of 10% of the aggregate number of shares of the common stock traded on such trading day. Previously issued warrants to purchase an aggregate of 1,380,000 shares of our common stock were canceled as part of these transactions. The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding capital stock. This limitation may be waived by Laurus upon 61 days notice to us and does not apply if an event of default occurs and is continuing under the Credit Facility.

On January 25, 2007, we filed the registration statement under the Securities Act of 1933 relating to the 3,586,429 shares underlying the June 30, 2006 warrant as well as 553,997 shares issuable to another shareholder upon exercise of a warrant. The registration statement was declared effective on February 6, 2007.

Pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS 15”) the Credit Facility has been accounted for as a troubled debt restructuring. It was determined that, because the effective interest rate of the Credit Facility was lower than that of the previous credit facility therefore indicating a concession was granted by Laurus, we are viewed as a passive beneficiary of the restructuring, and no new transaction has occurred. Under SFAS 15, a modification of terms "is neither an event that results in a new asset or liability for accounting purposes nor an event that requires a new measurement of an existing asset or liability." Thus, from a debtor's standpoint, SFAS 15 calls for a modification of the terms of a loan to be accounted for prospectively. As a result, unamortized balances of  $258,900 of deferred financing fees and $972,836 of debt discount and beneficial conversion features associated with the previous Laurus credit facility were netted along with the value of the new warrants issued of $344,155 against the new term debt related to the portion of the new debt that refinanced the Laurus debt and related accrued interest totaling $8,503,416 to provide a net carrying amount for that portion of the debt of $6,927,525.  The carrying amount of the loan will be amortized over the term of the loan at a constant effective interest rate of 20% applied to the future cash payments specified by the new loan. (See Note 7 to the Audited Consolidated Financial Statements).

 Subject to applicable cure periods, amounts borrowed under the Credit Facility are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe under the New Credit Facility; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation, in any material respect, made by us to Laurus in the documents governing the New Credit Facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments greater than $50,000 against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock; (vii) any failure to deliver shares of common stock upon exercise of the warrant; (viii) certain defaults under agreements related to any of our other indebtedness; and (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of a default.

Our obligations under the Credit Facility are secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries. In January 2008, we  granted Laurus additional security interests in the assets of Welch Products and its subsidiaries, which increased our borrowing base under the revolving note described above.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices.  Given the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel.  Additionally, because we rely on floating-rate debt for certain financing arrangements, rising interest rates in fiscal 2007 had a negative effect on our performance. We have generally been unaffected by interest rate declines in the first six months of fiscal 2008, because our  Credit Facility bears interest at a minimum rate of 8.0%.

Based on our fiscal 2008 operating plan, available working capital, revenues from operations and anticipated availability under our working capital line of credit with Laurus, we believe we will be able to satisfy our cash requirements through fiscal 2008 at which time our Laurus principal payments increase substantially. We are currently in discussions with Laurus regarding an initial 12 month extension in the term of the credit facility as well as maintaining our current level of monthly principal payments through the remainder of the existing term and the potential extension term.  If we are unable to restructure our remaining principal payments with Laurus or obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

Off-Balance Sheet Arrangements

We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 7 to our Audited Consolidated Financial Statements contained in Form 10-KSB, as amended, filed for the fiscal year ended September 30, 2007.

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

Factors That May Affect Future Results

Risks Related to our Business

We have been profitable in the most recent quarter and four of the last consecutive quarters, lost money in the previous eighteen consecutive quarters. We may need additional working capital if we do not maintain profitability, which if not received, may force us to curtail operations.

As of June 30, 2008, we had $543,057 in cash and cash equivalents and a working capital deficiency of $11,322,565 of which reflects the inclusion of $9.8 million of term debt due our primary lender, Laurus Master Fund, Ltd., under the terms of our credit facility which matures June 30, 2009. Commencing October 1, 2008, our principal payments due to Laurus under this term debt are scheduled to increase substantially. We are currently in discussions with Laurus regarding an initial 12-month extension in the term of the credit facility as well as maintaining our current level of monthly principal payments through the remainder of the existing term and the potential extension term.  If we are unable to restructure our remaining principal payments with Laurus or obtain additional financing, our ability to maintain our current level of operations could be materially and adversely affected and we may be required to adjust our operating plans accordingly.

We understand our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitable status on a sustained basis for all operations.

The delisting of our common stock by the American Stock Exchange has limited our stock’s liquidity and could substantially  impair our ability to raise capital.

Our common stock ceased trading on the American Stock Exchange on June 15, 2006 and was delisted by the Exchange on July 6, 2006 as result of our failure to maintain stockholders’ equity in excess of $4 million as required by the Exchange’s Company Guide when a company has incurred losses in three of the four most recent fiscal years.  During the period of June 15 through June 20, 2006 we were traded on the Pink Sheet. On June 21, 2006, we began trading on the Over-The-Counter-Bulletin-Board under the symbol “GMTI”.  We believe the delisting has limited our stock’s liquidity and could substantially impair our ability to raise capital.

We have substantial indebtedness to Laurus Master Fund secured by substantially all of our assets.  If an event of default occurs under the secured notes issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail or cease our operations or sell some or all of our assets to repay the notes.

On June 30, 2006, we entered into a $16 million amended and restated credit facility with Laurus (the “Credit Facility”). The Credit Facility consists of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note.

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

On October 1, 2007, we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in design, product development, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber.  Since inception, Welch has invested significant amounts in sales and marketing efforts to promote their patented products and establish market presence but have not yet reached sustained profitability. During the three and nine months ended June 30, 2008, Welch lost approximately $142,000 and $687,000 respectively. We understand our consolidated performance will be negatively impacted unless Welch begins generating positive operating cash flow and achieves profitable status on a sustained basis for all Welch operations.

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

As of June 30, 2008, we had options and warrants outstanding to purchase 9,590,364 additional shares for future issuance. These reserved shares relate to the following: 3,054,462 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and  2005 Stock Option Plan and 6,535,902 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of June 30, 2008, approximately 15 million shares of our common stock were eligible for sale in the public market. This represents approximately 48% of our outstanding shares of common stock. We have registered an additional 2,951,905 shares of common stock issuable upon exercise of remaining warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to approximately 18 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other stockholders to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 25 percent of our outstanding common stock as of June 30, 2008. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of other stockholders. During the fiscal year ended September 30, 2007, Laurus acquired 1,154,098 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 4,811,905 shares of our outstanding stock by exercising its warrants for an aggregate exercise price of $48,119. If Laurus were to acquire those shares, they would represent 16% of our outstanding shares of common stock at June 30, 2008. In addition, the limited number of shares held in public float affects the liquidity of our common stock.  Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 3   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As previously disclosed, all of GreenMan Technologies of Tennessee, Inc.’s assets were sold in September 2005 and substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. All proceeds from these sales were retained by Laurus, our secured lender, and these subsidiaries have no assets.  As of June 30, 2008, approximately seventeen vendors of these subsidiaries had commenced legal action, primarily in the state courts of Georgia, in attempts to collect approximately $1.9 million of past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

As of June 30, 2008, nine vendors have secured judgments in their favor aggregating approximately $1.55 million against GreenMan Technologies of Georgia, Inc., including a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. Upon receipt of the final payment, the plaintiff has agreed to mark the judgment satisfied with the appropriate courts, at which time we anticipate recording a gain on settlement of approximately $150,000.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.  In July 2008 a Meeting of Creditors was held and we are awaiting the trustee’s final report.  As a result of the bankruptcy proceedings all pending litigation is stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of June 30, 2008.

In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

We  conducted our Annual Meeting of Stockholders on April 1, 2008.  The matters considered at the meeting and the results for each vote were as follows:

	For	Against	Abstain
Vote 1 – Election of the Board of Directors Maurice E. Needham Lew Boyd Dr. Allen Kahn Lyle Jensen Nicholas DeBenedictis	23,982,043 23,989,154 24,484,182 24,834,038 21,066,403	2,240,926 2,233,815 1,738,787 1,388,931 5,156,566	N/A N/A N/A N/A N/A

Vote 2 – To consider and act upon a proposal to amend the Company’s Restated Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from 40 million to 60 million	24,721,002	1,431,326	70,639

Vote 3 – To consider and act upon a proposal to amend the 2005 Stock Option Plant to increase the authorized shares to be issued from 2 million to 3.5 million	16,494,747	1,950,189	28,915

Vote 4 – To Ratify the selection of Schechter,Dokken, Kanter, Andrews & Selcer, Ltd. as our independent auditors for the fiscal year ended September 30, 2008	24,991,916	907,044	323,608

Item 6.    Exhibits

Exhibits

3.1(1)	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1(1)	Certification of Chief Executive Officer under 18 U.S.C Section 1350

32.2(1)	Certification of Chief Financial Officer under 18 U.S.C Section 1350

(1)	Filed herewith.

(a)	Reports on Form 8-K

Form 8-K dated and filed June 27, 2008, with respect to Item 8.01

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