Form 10KSB
period 2008-09-30
GREENMAN TECHNOLOGIES INC
filed 2009-01-16
CIK 932699

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-13776

GreenMan Technologies, Inc.
( Name of small business issuer  in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 South Garfield, Carlisle, Iowa	50047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (781) 224-2411

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of each class

Common Stock, $ .01 par value
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐

The issuer’s revenues for the fiscal year ended September 30, 2008 were $26,748,773.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 8, 2009 was $5,784,271.

As of January 8, 2009, 30,880,435 shares of common stock of issuer were outstanding.

Transitional Small Business Disclosure Format (check one)         Yes ☐  No ☒

GREENMAN TECHNOLOGIES, INC. INDEX
		Page
PART I
Item 1.	Description of Business	3
Item 2.	Description of Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer's Purchases of Equity Securities	7
Item 6.	Management's Discussion and Analysis of Plan of Operation	8
Item 7.	Financial Statements	13
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 8A(T)	Controls and Procedures	13

PART III
Item 9.	Directors, Executive Officers, Key Employees and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	14
Item 10.	Executive Compensation	16
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 12.	Certain Relationships and Related Transactions and Director Independence	20
Item 13.	Exhibits	21
Item 14.	Principal Accountant Fees and Services	23
Signatures
Exhibits

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-KSB contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently  actual results may differ materially from those projected, anticipated, or implied.

PART I

Item 1.	Description of Business

General

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. At September 30, 2008, GreenMan was comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations. As described below under the caption “Recent Developments,” our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated these assets throughout the fiscal year covered by this Annual Report on Form 10-KSB, we have included in this Annual Report relevant information on this business segment. Words such as “today,” “currently” and other similar expressions referring to the present or current operations of the tire recycling business refer to the operations of that business as of September 30, 2008.  Investors should understand, however, that our current business excludes such operations.

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

Recent Developments

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC (“LTS”), the largest tire recycling company in the United States for sale of our Tire Recycling Business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.5 million in cash.

We used approximately $17.7 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due Laurus Master Fund, Ltd., and will have approximately $9.8 million of available cash before estimated transaction related income taxes and other costs which we estimate to be approximately $1.6 million.

In the first quarter of fiscal 2008, our Board of Directors concluded that we would be unable to meet our monthly principal payment obligations to Laurus, which were scheduled to increase significantly on October 1, 2008 or to retire the debt when it matured in June 2009. The board of directors also believed that any material modification to the terms and maturity of debt to Laurus would be extremely costly. Accordingly, our Board of Directors and management began to actively explore strategic alternatives during the first quarter of fiscal 2008, meeting with over 20 entities since the first quarter of fiscal 2008 to discuss various potential strategic alternatives. We believe that the sale of the tire recycling business is in the best interests of our shareholders because it provided us with immediately available funds to pay off a majority of our outstanding indebtedness and because it permits us to focus on growing our molded rubber products and renewable fuel/alternative energy business units.

In addition, in September 2008 we announced the formation of a new subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc.  Our primary objective for this subsidiary is to pursue licenses, joint-ventures and long-term contracts focused on the commercialization of existing and late-stage development products and processes in green-based technologies including renewable fuels and alternative energy. There has been significant global investment made over the past several years in the area of renewable fuels, alternative energy and clean-tech technologies and management does not see this momentum slowing down. Our initial efforts to date have focused on rubber-based opportunities such as tire gasification and alternative energy generation, but we have recently begun expanding our focus into several other non-rubber based sectors which we believe have large commercial market potential. We anticipate devoting increasing resources over the next fiscal year to exploring our heightened participation in this fast growing global initiative. To date, GreenMan Renewable Fuel and Alternative Energy has generated no revenues and has not incurred any operating expenses.

Products and Services

Our tire processing operations are paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or two inch or smaller rubber chips which are then sold (i.e., product revenue).

We collect scrap tires from three sources:

•	local, regional and national tire stores;

•	tire manufacturing plants; and

•	illegal tire piles being cleaned-up by state, county and local governmental entities.

The tires we collect are processed and sold:

•	as tire-derived fuel used in lieu of coal by pulp and paper producers, cement kilns and electric utilities;

•	as a substitute for crushed stone in civil engineering applications such as road beds, landfill construction or septic field construction; or

•	as crumb rubber (rubber granules) and used for playground and athletic surfaces, running tracks, landscaping/groundcover applications and bullet containment systems.

Our molded recycled rubber products operations specialize in the design, development, and manufacturing of market-branded, recycled-content products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments. Welch's patented cold-cured products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Welch’s Duromat Extended Life™ playground safety tiles are manufactured with a patented “cold-cure” process that allows high quality crumb rubber tiles to have a unique long life, even in extreme hot and cold temperatures. Welch also provides innovative playground design, equipment and installation.

Manufacturing/Processing

Our tire shredding operations currently have the capacity to process about 15 million passenger tire equivalents annually. Our continuing operations collected approximately 13.2 million passenger tire equivalents in the fiscal year ended September 30, 2008 compared to approximately 12.8 million passenger tire equivalents during the year ended September 30, 2007.

The method used to process tires is a series of commercially available shredders that sequentially reduce tires from whole tires to two-inch chips or smaller.  Bead-steel is removed magnetically, yielding a “95% wire-free chip.”  This primary recycling process recovers approximately 60% of the incoming tire. The remaining balance consists of un-saleable cross-contaminated rubber and steel (“waste wire”), which we have historically disposed of at significant annual costs. Our Iowa and Minnesota facilities further process the waste wire residual into saleable components of rubber and steel, which reduces residual disposal costs and provides additional sources of revenue. In our Iowa facility, rubber is further granulated into particles less than one-quarter inch in size for use in the rapidly expanding athletic surfaces and playground markets served by our molded recycled rubber products operations.

Our molded recycled rubber products operations currently have the capacity to produce approximately 120,000 standard playground tile equivalents annually. During the fiscal year ended September 30, 2008 they produced approximately 78,000 standard playground tile equivalents. In addition, Welch has an exclusive five-year manufacturing and supply agreement with a third party based in China for distribution of certain proprietary rubber and plastic molded products.

Raw Materials

We believe we have access to a supply of tires sufficient to meet our requirements for the foreseeable future. According to the 2007 Scrap Tire and Rubber User’s Directory, in 2006 approximately 300 million passenger tire equivalents (approximately one per person per year) were discarded in the United States (referred to as “current generation scrap tires”) in addition to an estimated several hundred million scrap passenger tire equivalents already stockpiled in illegal tire piles. Additionally, approximately 237 million passenger tire equivalents are currently recycled, of which approximately 133 million are burned as tire-derived fuel; 46 million are used in civil engineering applications; and 58 million are used in various other applications such as crumb rubber production, retreading and export.  The approximately 63 million remaining passenger tire equivalents are now added to landfills annually.   Based on this and other data, there appears to be an adequate supply of tires to meet our needs from both the scrap tire processing and crumb rubber feedstock perspectives.

Customers

 Our tire processing customers consist of major tire manufacturers, local and regional tire outlets, and state and local governments. We have many long-term, stable relationships with our customers and we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2008 and 2007, no single customer accounted for more than 10% of our total net sales. We do not have any long-term tire supply contracts which require any customer to purchase any minimum amount of products or provide any minimum amount of tires. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers.

Our molded recycled rubber products customers primarily consist of schools, community and state parks, governmental agencies and child care centers.  While we utilize the four business development and product endorsement agreements noted below to procure potential business, typically our customers will be individual entities within the respective school districts. Therefore we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2008 no single customer accounted for more than 10% of our total net sales. We do not have any long-term purchase contracts which require any customer to purchase any minimum amount of products from us. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers.

Sales and Marketing

Our tire processing operations utilize in-house sales staff for securing new accounts and marketing processed materials.  This strategy maximizes revenue and concentrates our sales/marketing efforts on highly focused initiatives.  Sales/marketing personnel have extensive experience in the tire recycling industry and in industries where our processed materials are consumed.

Our molded recycled rubber products operations has created a unique patented marketing program focused on: (1) improving playground safety and accessibility; (2) lowering playground maintenance costs; and (3) mitigating playground liability risks for schools, community and state parks, and child care centers. We utilize an experienced in-house sales staff for securing new accounts and marketing product offerings. In June 2008, Welch through one of its subsidiaries, signed new five-year business development and product endorsement agreements with the state school board associations of Iowa, Missouri, Minnesota and California to provide state-of-the-art playground compliance programs to their member school districts.  Under the brand name of the National Playground Compliance Group, (NPCG), the company’s playground compliance programs offer school districts a full portfolio of safety design assessments, playground and outdoor fitness equipment, recycled rubber surfacing, and installation solutions with an integrated approach to child safety, American Disabilities Act (“ADA”) accessibility and risk mitigation.  Additionally, NPCG will assist school districts in identifying financing alternatives for their playground projects.

Competition

Our tire processing operations compete in a highly fragmented and decentralized market with a large number of small competitors. Although we continue to believe there is an opportunity for industry consolidation, we have focused our attention on strategic value-added vertical integration such as the acquisition of Welch Products.  Our strategy is to continue to increase the number of passenger tire equivalents that we processes through aggressive sales and marketing efforts as well as continuing to focus on identifying and generating new marketing strategies for recycled tires and their value added by-products.

Our molded recycled rubber products operations also competes in a highly fragmented and decentralized market with a large number of small competitors who provide alternatives to our patented cold-cured molded tiles such as “pour-in-place surfacing materials” or loose-fill surfacing materials (e.g., wood chips, mulch, sand, and pea gravel). In addition, many competitors sell only components of the total project utilizing traditional distributor channels as compared to Welch which sells directly to the end customer complete project management, turn-key installation services and safety certification. During 2007, a new market requirement created by the American Disabilities Act (“ADA”) requires schools and other public playgrounds to provide all children access to outdoor play.  We believe that loose-fill surfacing is not consistently maintained to proper safety levels and does not allow children in wheelchairs or with other disabilities to easily use playground equipment. Welch  playground tiles are fully-ADA compliant and, during independent tests performed by the National Program for Playground Safety, demonstrated a 75 percent reduction in emergency room injuries given proper supervision.

Government Regulation

Our tire processing operations are subject to extensive and rigorous government regulation designed to protect the environment.  We do not believe that our activities result in emission of air pollutants, disposal of combustion residues, or  storage of hazardous substances except in compliance with applicable permits and standards.  The establishment and operation of plants for tire recycling, however, are subject to obtaining numerous permits and compliance with environmental and other government regulations. The process of obtaining required regulatory approvals can be lengthy and expensive. The Environmental Protection Agency and comparable state and local regulatory agencies actively enforce environmental regulations and conduct periodic inspections to determine compliance with government regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions, and criminal prosecutions.  Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals.  We use our best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

 None of the equipment or machinery that we currently use or intend to use in our scrap tire processing operations is proprietary. Any competitor can acquire equivalent equipment and machinery on the open market.  Our Welch subsidiary has been granted three U.S. patents for various molded products and one for its method for making cold cured composite molded articles. In addition, Welch has been granted ten trademarks.

We have used the name “GreenMan” in interstate commerce since inception and assert a common law right in and to that name.

Employees

As of September 30, 2008, we had 88 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 2.              Description of Properties

Our Minnesota location consists of production facilities and office space situated on approximately eight acres which we lease from a related party.  The lease expires in 2016, but provides for two additional four-year extensions. (See “Item 12. Certain Relationships and Related Transactions – Related Party Transactions.”) This lease was terminated on November 17, 2008 in conjunction with the Midwest divestiture.

Our Iowa location consists of production facilities and office space situated on approximately four acres which we lease on a triple net basis from a related party.  The lease expires in 2013 and provides us with a right of first refusal to purchase the land and buildings at fair market value during the term of the lease.  In addition, we entered into a new lease with the same related party for approximately three additional acres adjacent to our Iowa facility expiring in 2013.  (See “Item 12. Certain Relationships and Related Transactions – Related Party Transactions.”) This lease was terminated on November 17, 2008 in conjunction with the Midwest divestiture.

Our Iowa molded products location consists of production facilities and office space situated on approximately four acres which were purchased in 2006.

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

During the period of February 16, 2006 to March 1, 2006, we completed the sale of substantially all GreenMan of Georgia operating assets to two companies, one of which is co-owned by a former employee.  In addition, we entered into a sublease agreement with each party with respect to part of the premises located in Georgia with a rolling six month commitment from each party. During fiscal 2008, both companies vacated the leased property.

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, the site of our former corporate headquarters, on a rolling six-month basis at $1,250 per month.

We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3.          Legal Proceedings

As previously disclosed substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. All proceeds from these sales were retained by Laurus, our secured lender, and these subsidiaries have no assets.  Several vendors of these subsidiaries commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.   As a result of the bankruptcy proceedings all pending litigation was stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of September 30, 2008.

As of September 30, 2008 one vendor had secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. . In early January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $150,000.

In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer’s Purchases of Equity Securities

Our common stock traded on the American Stock Exchange from September 2002 through June 15, 2006 under the symbol “GRN.”  Our common stock ceased trading on the Exchange and was delisted from the Exchange on July 6, 2006. During the period of June 15 through June 20, 2006 our common stock traded on the Pink Sheet, and on June 21, 2006 our stock began trading on the OTC Bulletin Board under the symbol “GMTI”. The following table sets forth the high and low bid quotations for our common stock for the periods indicated as quoted on the American Stock Exchange, the Pink Sheet and the OTC Bulletin Board, for these respective periods. Quotations from the Pink Sheet and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal 2007
Quarter Ended December 31, 2006	$ 0.63	$ 0.32
Quarter Ended March 31, 2007	0.49	0.23
Quarter Ended June 30, 2007	0.39	0.27
Quarter Ending September 30, 2007	0.39	0.30

Fiscal 2008
Quarter Ended December 31, 2007	$ 0.54	$ 0.35
Quarter Ended March 31, 2008	0.51	0.20
Quarter Ended June 30, 2008	0.30	0.20
Quarter Ending September 30, 2008	0.39	0.16

On January 8, 2009 the closing price of our common stock was $.25 per share.

As of September 30, 2008, we estimate the approximate number of stockholders of record of our common stock to be 1,750.  This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Management’s Discussion and Analysis of Plan of Operations

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its respective assets. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On June 27, 2008, our Georgia subsidiary filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia. As a result of the bankruptcy proceedings we have relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore have de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008.  On October 1, 2007, we acquired Welch Products, Inc. in exchange for 8,000,000 newly issued shares of our common stock. The results described below include the operations of Welch since October 1, 2007.

As described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated these assets throughout the fiscal year covered by this Annual Report on Form 10-KSB, the following discussion reflects the results of operations of this business segment through September 30, 2008.  Investors should understand, however, that our current business excludes such operations.

Fiscal Year ended September 30, 2008 Compared to Fiscal Year ended September 30, 2007

Net sales for the fiscal year ended September 30, 2008 increased $6,570,047 or 33% to $26,748,773 as compared to the net sales of $20,178,726 for the fiscal year ended September 30, 2007. The increase is primarily attributable to the inclusion of approximately $3,465,414 of revenue associated with Welch, our newly acquired subsidiary. The remaining increase in revenue was attributable to a 18% increase in overall tire derived end product revenues during the fiscal year ended September 30, 2008 and a 3% increase in scrap tire volume (we processed approximately 13.2 million passenger tire equivalents during the fiscal year ended September 30, 2008 as compared to approximately 12.8 million passenger tire equivalents during the same period last year). The results for the fiscal year ended September 30, 2007 included approximately $404,000 of revenue and 205,000 passenger tire equivalents associated with an Iowa scrap tire cleanup project which was completed during that period.

Gross profit for the fiscal year ended September 30, 2008 was $7,944,156 or 30% of net sales, compared  to $5,956,568 or 30% of net sales for the fiscal year ended September 30, 2007.  The results for the fiscal year ended September 30, 2008 included Welch, which had a gross profit of $969,701 or 28% of its net sales.

Selling, general and administrative expenses for the fiscal year ended September 30, 2008 increased $1,758,958 to $5,606,684 or 21% of net sales, compared to $3,847,726 or 19% of net sales for the fiscal year ended September 30, 2007. The increase was attributable to the inclusion of $1,654,237 associated with Welch, including a significant investment in sales and marketing efforts to promote the Welch patented products and establish market presence. These increases were offset by reduced wages and performance based incentives.

As a result of the foregoing, we had operating income from continuing operations of $2,337,472 during the fiscal year ended September 30, 2008 as compared to operating income of $2,108,842 for fiscal year ended September 30, 2007.

Interest and financing expense for the fiscal year ended September 30, 2008, decreased $6,771 to $1,999,528 compared to $2,006,299 during the fiscal year ended September 30, 2007. The decrease was primarily due to reduced interest rates.

We recorded a net benefit for income taxes of $5,332,561 primarily due to the recognition of a deferred tax asset of $5,300,000.  As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations, the Company expects to be able to realize the benefit of a portion of their federal net operating loss carryforwards and therefore have reduced our deferred tax valuation reserve resulting in the recognition of the net deferred tax asset.  During the fiscal year ended September 30, 2007 we recorded income tax expense of approximately $116,000.

As a result of the foregoing, income from continuing operations after income taxes increased to $5,530,755 for the fiscal year ended September 30, 2008 as compared to a loss of $3,302 for fiscal year ended September 30, 2007.

During the fiscal year ended September 30, 2008, we recognized income from discontinued operations of $2,360,930 associated with a one time, non-cash gain resulting from writing off liabilities and the de-consolidation of our inactive Georgia subsidiary which filed Chapter 7 bankruptcy in June 2008. During the fiscal year ended September 30, 2007 we reached agreements with several Georgia vendors regarding remaining past due amounts resulting in approximately $297,000 of income from discontinued operations.

Our net income for the fiscal year ended September 30, 2008, was $7,891,685 or $.26 per basic share as compared to a net income of $293,894or $.01 per basic share for the fiscal year ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $786,416 in cash and cash equivalents and a working capital deficiency of $11,403,244 (excluding a  $5.3 million deferred tax asset) primarily due to the inclusion of approximately $12.8 million due our primary secured lender which was paid in November 2008 in conjunction with the sale of our tire recycling business. Following the sale of the tire recycling business, we will have minimal long-term debt and more than $7 million of available cash. We intend to invest a portion of the net proceeds of this transaction to grow our Welch Products' business model nationwide and pursue additional recycling, alternative fuel, alternative energy and other “Green” business opportunities through our recently announced subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc.

Our tire recycling business has historically been the source of substantially all of our revenue and cash flow. Revenues for the fiscal year ended September 30, 2008 associated with our remaining active subsidiary Welch Products, was $3,465,414 and they had a net operating loss of $800,157.  While Welch’s revenue increase over 90% as compared to their previous year, it has not yet reached sustained profitability. Since the date of acquisition, we have made a significant investment in sales and marketing initiatives intended to promote the Welch patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow from existing operations and achieve profitable status on a sustained basis.

In September 2008 we announced the formation of a new subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc.  Our primary objective for this subsidiary is to pursue licenses, joint-ventures and long-term contracts focused on the commercialization of existing and late-stage development products and processes in green-based technologies including renewable fuels and alternative energy. There has been significant global investment made over the past several years in the area of renewable fuels, alternative energy and clean-tech technologies and management does not see this momentum slowing down. Our initial efforts to date have focused on rubber-based opportunities such as tire gasification and alternative energy generation, but we have recently begun expanding our focus into several other non-rubber based sectors which we believe have large commercial market potential. We anticipate devoting increasing resources over the next fiscal year to exploring our heightened participation in this fast growing global initiative. To date, GreenMan Renewable Fuel and Alternative Energy has generated no revenues and has not incurred any operating expenses.

We believe we will be able to satisfy our cash requirements through at least fiscal 2010. If Welch is unable to achieve sustained profitability during fiscal 2009 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of our Welch Products business or of new business opportunities.

The Consolidated Statements of Cash Flows reflect events for the fiscal years ended September 30, 2008 and 2007 as they affect our liquidity. During the fiscal year ended September 30, 2008, net cash provided by operating activities was $589,324.  Our net income for the fiscal year ended September 30, 2008 was $7,891,685, including non-cash deferred income tax benefit of $5,300,000 and a one time, non-cash gain of $2,360,930 associated with the de-consolidation of our Georgia subsidiary. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,307,161 of depreciation and amortization which was offset by a $1,155,739 increase in receivables and a $1,099,518 increase in product inventory primarily associated with the addition our new Welch subsidiary. During the fiscal year ended September 30, 2007, net cash provided by operating activities was $1,087,933 reflecting a net profit was $293,894 and the impact by the following non-cash expenses and changes to our working capital: $1,913,445 of depreciation and amortization which offset a $538,162 decrease in accounts payable, and a $405,430 increase in accounts receivable.

Net cash used by investing activities was $1,764,100 for the fiscal year ended September 30, 2008, reflecting the net purchase of equipment of $1,777,415 during the year. Net cash used by investing activities was $933,825 for the fiscal year ended September 30, 2007, reflecting the purchase of $941,075 of equipment during the year.

Net cash provided by financing activities was $1,584,428 during the fiscal year ended September 30, 2008, reflecting an increase in our working capital line of $3,300,221, which offset normal debt payments including the payoff of approximately $467,000 of Welch debt in conjunction with the acquisition.  Net cash used by financing activities was $416,358 during the fiscal year ended September 30, 2007, reflecting normal debt and capital lease activity.

In order to address our liquidity needs and return to sustainable profitable status, we have implemented and/or are in the processing of implementing the following actions:

Divestiture of Tire Recycling Business

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC (“LTS”), the largest tire recycling company in the United States for sale of our Tire Recycling Business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries which had operated our tire recycling business,for approximately $27.5 million in cash.

We used approximately $17.7 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due our primary secured lender and have approximately $9.8 million of available cash before estimated transaction related income taxes and other costs which we estimate to be approximately $1.6 million. We believe that the sale of the tire recycling business is in the best interests of our shareholders because it provided us with the funds to pay off a majority of our outstanding indebtedness and because it permits us to focus on growing our molded rubber products and renewable fuel/alternative energy business units.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices.  Given the largest component of our collection and disposal costs is transportation, we have been adversely affected by the significant increases in the cost of fuel.  We have generally been unaffected by interest rate declines in fiscal 2008, because our credit facility bore interest at a minimum rate of 8.0%.

Off-Balance Sheet Arrangements

We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 8 to our Audited Consolidated Financial Statements.

Cautionary Statement

Information contained or incorporated by reference in this document contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict; consequently  actual results may differ materially from those projected, anticipated, or implied.

Factors That May Affect Future Results

Risks Related to our Business

By completing the November 2008 sale of our tire recycling business we have sold the operations which have historically generated substantially all our revenue. In order to increase revenue, we will need to grow our Welch division and identify and successfully execute new business initiatives.

Following the sale of the tire recycling business, we will have minimal long-term debt and more than $7 million of available cash. We intend to invest a portion of the net proceeds of this transaction to grow our Welch Products' business model nationwide and pursue additional recycling, alternative fuel, alternative energy and other “Green” business opportunities through our recently announced subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc.

Our tire recycling business has historically been the source of substantially all of our revenue and cash flow. Revenues for the fiscal year ended September 30, 2008 associated with our remaining active subsidiary Welch Products, was $3,465,414 and they had a net operating loss of $800,157.  While Welch’s revenue increase over 90% as compared to their previous year, they have not yet reached sustained profitability. Since the date of acquisition, we have made a significant investment in sales and marketing initiatives intended to promote the Welch patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow from existing operations and achieve profitable status on a sustained basis.

We believe we will be able to satisfy our cash requirements through at least fiscal 2010. If Welch is unable to achieve sustained profitability during fiscal 2009 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of our Welch Products business or of new business opportunities.

The divestiture of our tire recycling business may expose us to contingent liabilities.

We are required to indemnify LTS and its affiliates for the breach or violation of any representation, warranty or covenant made by us in the Asset Purchase Agreement, subject to certain limitations and up to a maximum of $1.375 million (5%) of the total purchase price. Significant indemnification claims by the LTS Group could have a material adverse effect on our financial condition.

We will be prohibited from competing with the tire recycling business on a regional basis for 5 years from the date of the closing.

The LTS Asset Purchase Agreement provides that for a period of five years after the closing of the transaction, (i) we will not own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be employed or otherwise connected as an agent, security holder, consultant, stockholder, subsidiary, partner or otherwise with any person, firm corporation or business that engages in any activity that is the same as, similar to, or competitive with the business of collection, disposal, shredding, processing, recycling or sale of used tires, including without limitation the production of fuel chips, tire derived mulch, tire shreds, crumb rubber and other tire derived feedstock, anywhere within the states of Iowa, Minnesota, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin or (ii) sell crumb rubber to any person who is a customer of ours as of the date of the Asset Purchase Agreement.

We will require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

We will have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business.  We cannot assure investors that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business will be adversely affected and we may need to discontinue some or all of our operations. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders will experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

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

The market for our products and services is highly competitive, fragmented and decentralized.  Some of our larger competitors may have greater financial and technical resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services.  Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines. These factors may limit or prevent any further development of our business.

Our success depends on the retention of our senior management and other key personnel.

Our success depends largely on the skills, experience and performance of our senior management. The loss of any key member of senior management could have a material adverse effect on our business.

Seasonal factors may affect our quarterly operating results.

Seasonality may cause our total revenues to fluctuate.  We typically process fewer tires during the winter and experience a more pronounced volume reduction in severe weather conditions.  In addition, a majority of our crumb rubber is used for playground and athletic surfaces, running tracks and landscaping/groundcover applications which are typically installed during the warmer portions of the year. Our Welch subsidiary also experiences a reduction playground tile and equipment sales during the winter as a majority of it’s current business is derived from the Midwestern part of the United States where colder weather impacts the ability to install their products.

Inflation and changing prices may hurt our business.

Generally, we are exposed to the effects of inflation and changing prices. Primarily because the largest component of our collection and disposal costs is transportation, we have been adversely affected by significant increases in the cost of fuel. We have generally been unaffected by interest rate declines in fiscal 2008, because our credit facility bore interest at a minimum rate of 8.0%.

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

A significant part of our business strategy entails future acquisitions or significant investments in businesses that offer complementary products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

As of September 30, 2008, we had options and warrants outstanding to purchase 9,690,364 additional shares for future issuance. These reserved shares relate to the following: 3,154,462 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan and 6,535,902 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2008, approximately 23 million shares of our common stock were eligible for sale in the public market. This represents approximately 74% of our outstanding shares of common stock. We have registered an additional 2,951,905 shares of common stock issuable upon exercise of remaining warrants owned by certain stockholders, therefore increasing the potential total shares of our common stock eligible for resale in the public market to approximately 26 million. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 25 percent of our outstanding common stock as of September 30, 2008. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. During the fiscal year ended September 30, 2007, Laurus acquired 1,154,098 shares of our common stock upon partial exercise of its warrant on a cashless basis. In addition, Laurus can elect to acquire up to 4,811,905 shares of our outstanding stock by exercising its warrants for an aggregate exercise price of $48,119. If Laurus were to acquire those shares, they would represent 16% of our outstanding shares of common stock at September 30, 2008. In addition, the limited number of shares held in public float effect the liquidity of our common stock.  Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

 We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.. As a result, capital appreciation, if any, of our common stock will be shareholders’ sole source of gain for the foreseeable future.

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

Recent Accounting Pronouncements

FIN No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”; an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the “more likely than not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recognized in the interim period in which the change occurs.  The adoption of FIN 48 has not had a material effect on our consolidated financial position or results of operations.

Item 7.	Financial Statements

For information required with respect to this Item 7, see “Consolidated Financial Statements” on pages 25 through 50 of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer and chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2008 and concluded that it is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers and Key Employees

Our directors and executive officers are as follows:

Name	Age	Position
Maurice E. Needham	68	Chairman of the Board of Directors
Lyle Jensen	58	Chief Executive Officer; President; Director
Charles E. Coppa	45	Chief Financial Officer; Treasurer; Secretary
Dr. Allen Kahn	87	Director
Lew F. Boyd	63	Director
Nicholas DeBenedictis	49	Director

Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders.  The officers are appointed by and serve at the discretion of the Board of Directors. During fiscal 2007, the Board agreed that each outside director would receive $2,500 per quarter in recognition of the increased frequency of telephonic Board meetings. Previously, outside directors received $2,500 per meeting attended.  Effective on January 1, 2008, the Board increased the quarterly fee to $5,000.

We have established an Audit Committee consisting of Messrs. DeBenedictis (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and DeBenedictis.  Our Board of Directors has determined that Mr. DeBenedictis is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-B. Our common stock is traded on the OTC Bulletin Board under the symbol “GMTI” and we are not currently subject to the listing requirements of any national securities exchange. However, our Board of Directors has also determined that Mr. DeBenedictis is “independent” within the meaning given to that term by Section 803 of the American Stock Exchange Company Guide.

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

ALLEN KAHN, M.D., has been a Director since March 2000. Dr. Kahn operated a private medical practice in Chicago, Illinois, which he founded in 1953 until his retirement in October 2002. Dr. Kahn has been actively involved as an investor in “concept companies” since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.).

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

To the best of management’s knowledge, based solely on review of the copies of such reports furnished to us during and with respect to, our most recent fiscal year, and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors have been complied with.

Code of Ethics

On May 28, 2005, we adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted our code of ethics on our corporate website, www.greenman.biz.

Item 10.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2008, 2007 and 2006, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any restricted stock awards or stock appreciation rights or make any long-term plan payouts during the periods indicated.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation(3)	Total
Lyle Jensen Chief Executive Officer	2008 2007	$ 250,000 195,000	$ 150,000 212,000	$ 39,200 32,466	$ 23,923 17,901	$ 463,123 457,367

Charles E. Coppa Chief Financial Officer	2008 2007	$ 158,625 150,000	$ 75,000 51,000	$ -- 10,533	$ 12,760 11,912	$ 246,385 223,445

(1)
Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2008 and September 30, 2007, in accordance with SFAS 123(R) for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(2)
Options granted have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant with the exception of the 225,000 granted to Mr. Jensen which pursuant to the terms of his employment, vest immediately on the date of grant and have a ten year term.

(3)	Represents payments made to or on behalf of Messrs. Jensen and Coppa for health, life and disability insurance and auto allowances.

Employment Agreements

On April 12, 2006, we entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen will receive a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party.  We may terminate the agreement without cause on 30 days’ prior notice.  The agreement provides for payment of twelve months’ salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen’s base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen also received a relocation allowance of $23,603 and receives a car allowance of $600 per month.  Mr. Jensen has been granted a qualified option under our 2005 Stock Option Plan to purchase 500,000 shares of our common stock with an exercise price of $.28 per share. The options vest at an annual rate of 20% over a five-year period from date of grant and have a ten-year term.

The agreement also provided for Mr. Jensen to be eligible to receive incentive compensation based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our  revenue, as follows:

	EBITDA as % of Revenue	Performance Incentive
Base:	10.0 % or Less	None
Level I:	10.1% – 12.0%	10% of EBITDA dollars above Base
Level II:	12.1% – 15.0%	12% of EBITDA dollars above Base
Level III:	> 15.0%	15% of EBITDA dollars above Base

During fiscal 2007, Mr. Jensen earned an incentive bonus of $262,000 but agreed to receive a reduced amount of $212,000.  During fiscal 2007, Mr. Jensen used approximately $52,000 (net of taxes) of his bonus to purchase 100,000 shares of  unregistered common stock from the company. On February 8, 2008, Mr. Jensen was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.34 per share based on fiscal 2007 EBITDA performance. During fiscal 2006, Mr. Jensen received an incentive bonus of $43,000 based on our performance from his date of hire to the fiscal year-end. In addition, Mr. Jensen will be eligible to be awarded qualified options to purchase up to 100,000 additional shares of common stock annually, with the actual amounts contingent on achieving certain levels of EBITDA performance. In December 2006, Mr. Jensen was granted immediately exercisable options to purchase 25,000 shares of common stock at an exercise price of $.36 per share based on fiscal 2006 EBITDA performance. The right to exercise all options will accelerate in full immediately prior to any transaction or series of sequenced events in which all or substantially all of our assets or common stock are sold to or merged with a third party or third parties.  In addition, upon signing of his employment agreement, Mr. Jensen purchased 500,000 unregistered shares of our common stock at $.28 which was the closing bid price of our common stock on the date the agreement was executed.

Mr. Jensen’s employment agreement was amended in January 2008 to increase Mr. Jensen’s base salary to $250,000 per year, with such increase retroactive to October 1 2007. In addition, the amendment deleted the EBITDA-based incentive compensation measures described above, and provides instead for incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-KSB for such fiscal year and (y) $150,000.  During fiscal 2008, Mr. Jensen earned an incentive bonus of $150,000 and on September 30, 2008 was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.33 per share based on fiscal 2008 EBITDA performance.

In June 1999, we entered into a two-year employment agreement with Mr. Coppa pursuant to which Mr. Coppa received a salary of $130,000 per annum. In July 2006, the Compensation Committee agreed to increase Mr. Coppa’s base salary to $150,000. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. The agreement provides for payment of twelve months salary as a severance payment for termination without cause. Mr. Coppa’s employment agreement was amended in January 2008 to increase Mr. Coppa’s base salary to $161,500 per year, effective January 1, 2008. In addition, the amendment deleted the discretionary incentive compensation measures described above, and provides instead for incentive compensation in respect of any fiscal year to be based on mutually agreed performance measures as determined our Compensation Committee, with maximum potential incentive compensation in respect of any fiscal year equal to 25% of Mr. Coppa’s base salary for such fiscal year. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee.

During fiscal 2008 and 2007, Mr. Coppa earned a discretionary incentive bonus of $75,000 and $51,000 respectively, based on individual and company performance.

Outstanding Equity Awards

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2008:

		Number of Securities Underlying Unexercised Options		Exercise Price Per Share	Option Expiration Date
Name	Date of Grant	Exercisable	Unexercisable
Lyle Jensen	March 12, 2002 (1)	25,000	--	$1.51	March 12, 2012
	August 23, 2002 (2)	2,500	--	$1.80	August 23, 2012
	February 20, 2003 (3)	2,000	--	$1.95	February 20, 2013
	April 24, 2004 (3)	2,000	--	$1.10	April 24, 2014
	June 15, 2005 (3)	2,000	--	$0.51	June 15, 2015
	April 12, 2006 (4)	300,000	200,000	$0.28	April 12, 2016
	December 18, 2006 (4)	20,000	80,000	$0.35	December 18, 2016
	December 29, 2006 (5)	25,000	--	$0.36	December 29, 2016
	February 8, 2008 (5)	100,000	--	$0.34	February 8, 2018
	September 30, 2008 (5)	100,000	--	$0.33	September 30, 2018

Charles E. Coppa	July 22,1999 (2)	90,000	--	$0.53	July 22, 2009
	February 18, 2000 (1)	100,000	--	$0.50	February 18, 2010
	January 12, 2001 (2)	40,000	--	$0.40	January 12, 2011
	August 23, 2002 (2)	7,500	--	$1.80	August 23, 2012
	June 6, 2006 (4)	137,000	109,600	$0.36	June 6, 2016
	September 28,2007 (4)	45,000	45,000	$0.35	September 28,2017

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

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2008:

Name	Fees Earned or Paid in Cash or Common Stock	Option Awards (1) (2)	All Other Compensation	Total
Maury Needham	$ --	$ --	$ --	$ --
Lew Boyd	$ 17,500	$ --	$ --	$ 17,500
Dr. Allen Kahn	$ 17,500	$ --	$ --	$ 17,500
Nick DeBenedictis	$ 17,500	$ --	$ --	$ 17,500

(1)	There were no option grants to Directors during fiscal 2008.

(2)	As of September 30, 2008, each non-employee director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	578,962
Lew Boyd	45,500
Dr. Allen Kahn	51,500
Nick DeBenedictis	235,000

During fiscal 2007, the Board agreed that each outside director would receive $2,500 per quarter in recognition of the increased frequency of telephonic Board meetings. Previously, outside directors received $2,500 per meeting attended.  Effective on January 1, 2008, the Board increased the quarterly fee to $5,000.

Stock Option Plans

Our 1993 Stock Option Plan (the “2003 Plan”) was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. In March 2001, our stockholders approved an increase to the number of shares authorized under the 1993 Plan to 3,000,000 shares.  The 1993 Plan expired on June 10, 2004.

During fiscal 2008, options to purchase 427,894 shares of common stock at $1.09 per share expired un-exercised. As of September 30, 2007, there were 1,022,356 options granted and outstanding under the 1993 Plan which are exercisable at prices ranging from $0.38 to $1.80.

On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by our stockholders on June 16, 2005. The 2005 Plan replaced the 1993 Plan. In April 2008, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 2,000,000 to 3,500,000 shares.   In April 2004, our Board adopted a replacement stock option plan (the “2004 Plan”) but did not submit it for ratification by our stockholders.  The 2004 Plan was terminated by our Board on March 18, 2005, and all options granted under that plan have been terminated. Options granted under the 2005 Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

Incentive stock options may be granted under the 2005 Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to our employees, directors and consultants.   The 2005 Plan is administered by our Board of Directors, which has the authority to determine:

•	the persons to whom options will be granted;

•	the number of shares to be covered by each option;

•	whether the options granted are intended to be incentive stock options;

•	the manner of exercise; and

•	the time, manner and form of payment upon exercise of an option.

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

During the year ended September 30, 2008, 870,000 options were granted under the 2005 Plan at prices ranging from $.33 to $.35.  As of September 30, 2008 there were 2,532,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.28 to $0.55.

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

As of September 30, 2008, options to purchase 38,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

Employee Benefit Plan

In August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation and employee contributions up to the maximum contribution allowed by law to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2008 and 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2008:

•	by each of our directors and executive officers;
•	by all of our directors and executive officers as a group; and
•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2008, 30,880,435 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (3)	4,371,931	13.15%
Maurice E. Needham (4)	1,672,301	5.36%
Lyle Jensen (5)	1,113,522	3.55%
Nicholas DeBenedictis (6)	815,454	2.64%
Charles E. Coppa (7)	688,228	2.21%
Lew F. Boyd (8)	293,678	0.95%

All officers and directors as a group (6 persons)	8,955,114	25.08%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Laurus Master Fund, Ltd. (9)	1,540,933	4.99%

(1)	Except as noted, each person’s address is care of GreenMan Technologies, Inc., 205 South Garfield, Carlisle, Iowa, 50047.
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

(3)	Includes 23,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(4)	Includes 343,962 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham’s wife.
(5)	Includes 478,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(6)	Includes 371,000 shares of common stock owned by Mr. DeBenedictis’s wife and 47,000 shares of common stock issuable pursuant to immediately exercisable options.
(7)	Includes 301,300 shares of common stock issuable pursuant to immediately exercisable stock options.
(8)	Includes 125,394 shares of common stock issuable pursuant to immediately exercisable stock options.
(9)
Laurus holds warrants to purchase up to 4,811,905 shares of common stock that are exercisable (subject to the following sentence) at an exercise price of $.01 per share. The warrants are not exercisable, however, to the extent that (a) the number of shares of our common stock held by Laurus and (b) the number of shares of our common stock issuable upon exercise of the warrant would result in beneficial ownership by Laurus of more than 4.99% of our outstanding shares of common stock. Laurus may waive these provisions, or increase or decrease that percentage, with respect to the warrant on 61 days’ prior notice to us, or without notice if we are in default under our credit facility. Unless and until Laurus waives these provisions, then Laurus beneficially owns 1,540,933 shares of our common stock issuable pursuant to underlying warrant. Laurus’s address is 335 Madison Avenue, 10th Floor, New York, New York 10017.

Common Stock Authorized for Issuance Under Equity Compensation Plans

For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2008, see Note 9 (“Stockholders’ Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation – Employment Agreements’, above, and “Certain Relationships and Transactions – Stock Issuances: Stock Options; Warrants”, below.

Item 12.	Certain Relationships and Related Transactions

Stock Issuances; Options granted

On August 21, 2007, Mr. Jensen purchased 100,000 unregistered shares of common stock (valued at $35,000 at date of purchase).

During the year ended September 30, 2007, Messrs. Boyd, DeBenedictis and Dr. Kahn agreed to accept 84,838 shares of unregistered common stock valued at $30,796 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director’s fees, interest and expenses due the directors.

During fiscal 2007, 800,000 qualified options in aggregate were granted at exercise prices ranging from $.35 to $.55 per share to Messrs. Needham, Jensen, Coppa, Boyd, Kahn and DeBenedictis. All options have a ten year term with 775,000 vesting equally over a five year term from the date of grant and 25,000 vesting immediately upon grant.

During fiscal 2008, 200,000 qualified options in aggregate were granted at exercise prices ranging from $.33 to $.34 per share to Mr. Jensen. All options vest immediately and have a ten-year term from the date of grant.

Related Party Transactions

As a result of the divestiture of our tire recycling operations on November 17, 2008, all related party transactions noted below have been terminated.

We rented several pieces of equipment on a monthly basis from Valley View Farms, Inc. and Maust Asset Management, LLC, two companies co-owned by one of our employees. We have entered into three equipment operating lease agreements with Maust Asset Management.  Under these leases, we were required to pay between $1,500 and $2,683 per month rental and had the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2008 and 2007 was $82,858 and $187,554, respectively.

During fiscal 2007, we entered into a new capital lease agreement with Maust Asset Management for equipment valued at $64,719. We were required to pay rent of $1,614 per month and had the ability to purchase the equipment at the end of the lease for $8,512.

During fiscal 2008, we entered into 2 new capital lease agreements with Maust Asset Management for equipment valued at $358,548. Under the terms of the leases we were required to pay between $2,974 and $5,000 per month rental for a period of 60 months from inception. We had the ability to purchase the equipment at the end of each lease for $1 per unit.

In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management for our Iowa facility.  Under the lease, monthly rent payments of $8,250 plus real estate taxes were required for the first five years, increasing to $9,000 plus real estate taxes per month for the remaining five years. The lease also provided us a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately three acres adjacent to our existing Iowa facility.  Under that lease, monthly rent payments of $3,500 were required. For the fiscal years ended September 30, 2008 and 2007, payments made in connection with these leases amounted to $168,180 and $179,203, respectively.

During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by one of our employees for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain was being recognized as income ratably over the term of the lease. The lease provided for two additional four year extensions. The building lease is classified as a capital lease at September 30, 2008 valued at $1,036,000 with the portion allocated to land treated as an operating lease. For the fiscal years ended September 30, 2008 and 2007, payments made in connection with this lease amounted to $257,429 and $241,539, respectively.

All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13.	Exhibits and Reports on Form 8-K

The following exhibits are filed with this document:

Exhibit No.		Description
2.1 (1)	--
Asset Purchase Agreement among GreenMan Technologies, Inc., Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies of Iowa, Inc., and GreenMan Technologies of Minnesota, Inc., dated September 12, 2008

2.2 (1)	--
Stockholder Voting Agreement among Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies, Inc., GreenMan Technologies of Iowa, Inc., GreenMan Technologies of Minnesota, Inc., Maurice E. Needham, Lyle Jensen, Dr. Allen Kahn, Lew F. Boyd, Nicholas DeBenedictis and Charles E. Coppa, dated September 12, 2008.

2.3 (2)	--	Share Exchange Agreement among GreenMan Technologies, Inc., Welch Products, Inc. and the Stockholders of Welch Products, Inc., dated October 1, 2007

2.4 (2)	--	Escrow Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Dreher, Simpson and Jensen, P.C., as Escrow Agent, dated October 1, 2007

2.5 (2)	--	Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Laurus Master Fund Ltd., dated October 1, 2007

3.1 (3)	--	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended

3.2 (4)	--	By-laws of GreenMan Technologies, Inc.

4.1 (4)	--	Specimen certificate for Common Stock of GreenMan Technologies, Inc.

4.2 (5)	--	Option Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

4.3 (6)	--	Common Stock Purchase Warrant, dated June 30, 2006, issued to Laurus Master Fund, Ltd.

4.4 (6)	--	Registration Rights Agreement dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

10.1 (7)	--	Employment Agreement dated April 1, 2003 between GreenMan Technologies, Inc. and Maurice E. Needham

10.2 (8)	--	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen

10.3 (9)	--	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen

10.4 (10)	--	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa

10.5 (9)	--	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa

10.6 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and Bruce A. Boland, dated October 1, 2007

10.7 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and John W. Brown, dated October 1, 2007

10.8 (4)	--	1993 Stock Option Plan

10.9 *	--	2005 Stock Option Plan, as amended January 18, 2008

10.10 (4)	--	Form of confidentiality and non-disclosure agreement for executive employees

10.11 (11)	--	Lease Agreement By and Between WTN Realty Trust to GreenMan Technologies of Georgia, Inc. dated April 2, 2001

21.1 *	--	List of All Subsidiaries

31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated September 12, 2008 and filed September 17, 2008, and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated October 1, 2007 and filed October 5, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2008 and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2005 and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2006 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

*	Filed herewith.

(b)   Reports on Form 8-K.

Current Report on Form 8-K, dated November 17, 2008 and filed with the Securities and Exchange Commission on November 20, 2008, with respect to the completion of the sale of substantially all of the assets of GreenMan Technologies of Iowa, Inc. and GreenMan Technologies of Minnesota, Inc. to Liberty Tire Services of Ohio (Items 2.01, 7.01 and 9.01).

Current Report on Form 8-K, dated September 12, 2008 and filed with the Securities and Exchange Commission on September 17, 2008, with respect to the execution of the definitive agreement to sell substantially all of the assets of GreenMan Technologies of Iowa, Inc. and GreenMan Technologies of Minnesota, Inc. to Liberty Tire Services of Ohio (Items 1.01, 7.01 and 9.01).

Item 14.        Principal Accountant Fees and Services

In February 2007 we selected the firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) as our independent auditors for the fiscal year ending September 30, 2007 and subsequent years, and SDKAS commenced providing services in conjunction with the quarter ended March 31, 2007. Our former auditors, Wolf and Company, P.C. only provided services in conjunction with the quarter ended December 31, 2006.

In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2008 and 2007.  The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.

Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2008 and 2007 and (2) the review of the financial statements included our company’s Form 10-QSB filings for fiscal 2008 and 2007 were $147,039 and $120,712, respectively. The aggregate fees billed for professional services rendered by Wolf & Company, P.C. for the review of the financial statements included our company’s Form 10-QSB filings for fiscal 2007 were $25,050.

Audit-Related Fees. The aggregate fees billed in fiscal 2008 and 2007 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $36,833 and $10,828, respectively.  Services rendered in this category consisted of (i) financial accounting and reporting consultations, and (ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions.

Tax Fees. The aggregate fees billed in fiscal 2008 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $35,913.

All Other Fees. The aggregate other fees billed during fiscal 2008 and 2007 by SDKAS for the audit of our Company sponsored benefit plan was $0 and $11,500, respectively as there was no requirement to audit the fiscal 2008 plan. During fiscal 2007 the aggregate fees billed by Wolf & Company for products and services provided other than services reported above was $5,750.

Pre-Approval Policies and Procedures.  The Audit Committee has adopted policies which provide that our independent auditors may only provide those audit and non-audit services that have been pre-approved by the Audit Committee, subject, with respect to non-audit services, to a de minimis exception (discussed below) and to the following additional requirements: (1) such services must not be prohibited under applicable federal securities rules and regulations, and (2) the Audit Committee must make a determination that such services would be consistent with the principles that the independent auditor should not audit its own work, function as part of management, act as an advocate of our company, or be a promoter of our company’s stock or other financial interests. The chairman of the Audit Committee has the authority to grant pre-approvals of permitted non-audit services between meetings, provided that any such pre-approval must be presented to the full Audit Committee at its next scheduled meeting.

During fiscal 2008 and 2007, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

GreenMan Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Carlisle, Iowa

We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ schechter dokken kanter andrews & Selcer,  ltd.
schechter dokken kanter andrews & Selcer, ltd.

Minneapolis, Minnesota
January 16, 2009

GREENMAN TECHNOLOGIES, INC.
Consolidated Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$786,416	$376,764
Accounts receivable, trade, less allowance for doubtful accounts of $187,588 and $268,867 as of September 30, 2008 and September 30, 2007	4,154,993	2,462,358
Inventory	1,754,268	157,094
Deferred tax asset	5,300,000	--
Other current assets	1,109,819	764,046
Total current assets	13,105,496	3,760,262
Property, plant and equipment, net	6,950,855	5,218,706
Other assets:
Customer relationship intangibles, net	65,536	72,485
Goodwill	2,289,939	--
Long term contracts, net	554,250	--
Patents, net	113,433	--
Other	527,980	239,750
Total other assets	3,551,138	312,235
	$23,607,489	$9,291,203

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable, current	$10,073,065	$1,072,117
Notes payable, line of credit	3,300,221	--
Accounts payable	2,432,024	1,320,320
Accrued expenses, other	2,101,968	1,579,725
Obligations under capital leases, current	382,368	185,127
Obligations due under lease settlement, current	68,518	68,518
Deferred gain on sale leaseback transaction, current	36,445	36,445
Notes payable, related parties,current	534,320	--
Liabilities related to discontinued operations	279,811	3,018,503
Total current liabilities	19,208,740	7,280,755
Notes payable, non-current	2,023,031	10,272,574
Obligations under capital leases, non-current	1,623,325	1,272,527
Obligations due under lease settlement, non-current	580,540	580,540
Deferred gain on sale leaseback transaction, non-current	233,783	270,298
Notes payable, related parties, non-current	--	534,320
Total liabilities	23,669,419	20,211,014

Stockholders' deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 30,880,435 shares and 22,880,435 shares issued and outstanding at September 30, 2008 and September 30, 2007	308,804	228,804
Additional paid-in capital	38,881,669	35,995,473
Accumulated deficit	(39,252,403)	(47,144,088)
Total stockholders’ deficit	(61,930)	(10,919,811)
	$23,607,489	$9,291,203

See accompanying notes to consolidated financial statements.

  GreenMan Technologies, Inc.
  Consolidated Statements of Operations

	Years Ended September 30,
	2008	2007
Net sales	$26,748,773	$20,178,726
Cost of sales	18,804,617	14,222,158
Gross profit	7,944,156	5,956,568
Operating expenses:
Selling, general and administrative	5,606,684	3,847,726
Operating income from continuing operations	2,337,472	2,108,842
Other income (expense):
Interest and financing expense	(1,999,528)	(2,006,299)
Other, net	(139,750)	9,954
Other (expense), net	(2,139,278)	(1,996,345)
Income from continuing operations before income taxes	198,194	112,497
Benefit (provision) for income taxes	5,332,561	(115,799)
Income (loss) continuing operations	5,530,755	(3,302)
Discontinued operations:
Income from discontinued operations	2,360,930	297,196
Net income	$7,891,685	$293,894

Income from continuing operations per share – basic	$0.18	$--
Income from discontinued operations per share – basic	0.08	0.01
Net income per share – basic	$0.26	$0.01
Net income per share – diluted	$0.22	$0.01
Weighted average shares outstanding -- basic	30,880,435	21,766,013
Weighted average shares outstanding -- diluted	35,546,787	26,456,510

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
Years Ended September 30, 2008 and 2007

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2006	21,408,966	$214,089	$35,811,086	$(47,437,982)	$(11,412,807)
Common stock issued for fees, incentives and expenses due	184,838	1,849	63,947	--	65,796
Common stock issued for services rendered	67,533	675	22,575	--	23,250
Common stock issued in connection with lease settlement	65,000	650	31,850	--	32,500
Value of options issued for services rendered	--	--	11,070	--	11,070
Common stock issued on exercise of warrants using cashless exercise option	1,154,098	11,541	(11,541)	--	--
Compensation expense associated with stock options	--	--	66,486	--	66,486
Net income for year ended September 30, 2007	--	--	--	293,894	293,894
Balance, September 30, 2007	22,880,435	$228,804	$35,995,473	$(47,144,088)	$(10,919,811)
Common stock issued for acquisition	8,000,000	80,000	2,720,000	--	2,800,000
Compensation expense associated with stock options	--	--	151,928	--	151,928
Value of warrants issued for services rendered	--	--	14,268	--	14,268
Net income for year ended September 30, 2008	--	--	--	7,891,685	7,891,685
Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$(61,930)

See accompanying notes to consolidated financial statements

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,891,685	$293,894
Adjustments to reconcile net income to net cash provided by operating activities:
Gain associated with de-consolidation of Georgia subsidiary	(2,360,930)	--
Deferred tax asset	(5,300,000)	--
(Gain) loss on disposal of property, plant and equipment	(81,194)	6,697
Write off of lease receivables	65,570	--
Lease settlement and adjustments	--	(260,456)
Depreciation	1,429,042	1,267,501
Amortization of deferred interest expense	518,325	566,508
Amortization of customer relationships	6,949	12,949
Amortization of stock compensation expense	151,928	66,487
Amortization of patents	21,667	--
Amortization of long term contracts	179,250	--
Deferred gain on sale leaseback transaction	(36,515)	(36,442)
Warrants issued	22,143	7,320
Common stock issued for fees, incentives and expenses	--	84,920
Common stock issued for lease settlement	--	32,500
(Increase) decrease in assets:
Accounts receivable	(1,155,739)	(405,430)
Inventory	(1,099,518)	(43,758)
Other current assets	(56,918)	(95,457)
Other assets	288,077	(41,200)
(Decrease) increase in liabilities:
Accounts payable	(90,160)	(538,162)
Accrued expenses	195,662	170,062
Net cash provided by operating activities	589,324	1,087,933
Cash flows from investing activities:
Purchase of property and equipment	(1,777,415)	(941,075)
Purchase of Welch Products, Inc., net of cash acquired	68,571	--
Deposits	(149,600)	--
Proceeds from the sale of equipment and insurance settlements	94,344	7,250
Net cash used for investing activities	(1,764,100)	(933,825)
Cash flows from financing activities:
Net advances under line of credit	3,300,221	--
Proceeds from notes payable	1,073,283	596,432
Repayment of notes payable	(2,508,551)	(782,539)
Principal payments on obligations under capital leases	(280,525)	(200,251)
Repayment of notes payable, related parties	--	(30,000)
Net cash provided (used) by financing activities	1,584,428	(416,358)
Net increase (decrease) in cash and cash equivalents	409,652	(262,250)
Cash and cash equivalents at beginning of year	376,764	639,014
Cash and cash equivalents at end of year	$786,416	$376,764
Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$828,564	$167,525
Shares issued in acquisition	2,800,000	--
Net change in capital lease	--	364,000
Interest paid	1,445,471	1,420,722
Taxes paid	82,323	35,300

Supplemental Schedule of Non-cash Investing and Financing Activities

As described in Note 2, on October 1, 2007, GreenMan acquired all of the capital stock of Welch Products, Inc. as follows:

Working capital acquired, net of cash	$82,429
Property acquired	574,000
Goodwill and intangibles, acquired	3,168,000
Long-term debt	(1,093,000)
Common stock issued	(2,800,000)
Cash acquired upon purchase of business	$68,571

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

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (See Note 3.) As a result of the bankruptcy proceedings we have relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore have de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008.

Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. We are comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations. Most of our business is derived from the Mid-western United States.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation and the value of equity instruments issued.  The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2008.

Cash Equivalents

Cash equivalents include short-term investments with original maturities of three months or less.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company maintains its bank accounts that at times the balances exceed FDIC insured limits. The Company has not experienced any losses as a result of this practice.

  Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due individual customer receivables and considering a customer’s financial condition, credit history, and the current economic conditions.  Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income when received.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies – (Continued)

Inventory

Raw material inventory primarily consists of crumb rubber used in production of molded rubber products and other manufacturing supplies by our molded recycled rubber products operation. Finished goods primarily consist of molded products, playground equipment and crumb rubber to be sold to third parties by our tire recycling operations. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	September 30, 2008	September 30, 2007
Raw materials	$118,499	$--
Finished goods	1,635,769	157,094
Total inventory	$1,754,268	$157,094

Property, Plant  and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method.  Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Advertising Costs

The Company expenses advertising costs as incurred Advertising Costs were $37,632 and $23,818 for the fiscal years ended September 30, 2008 and 2007, respectively.

Revenue Recognition

We have primarily two sources of revenue from each business segment. Our tire processing operations derive revenue from (1) processing revenue which is earned from the collection, transportation and processing of scrap tires and (2) product revenue which is earned from the sale of tire chips, crumb rubber and steel.  Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured.  Revenues derived from the collection, transporting and processing of tires are recognized when processing of the tires has been completed. Our molded recycled rubber products operations derive revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured.  Revenues derived from installations of our products are recognized when the installation is complete.

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

Stock-Based Compensation

Effective October 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we continued to use of the “simplified method” as allowed under Staff issued SAB 110, for determining expected terms on stock options for calculating expense as the Company’s stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $151,928 and $66,487 for the fiscal years ended September 30, 2008 and 2007 respectively. The unamortized compensation expense at September 30, 2008 was  $384,927 and will be amortized over a weighted average remaining amortizable life of approximately 3.5 years.

The fair value of each option grant during the year ended September 30, 2007 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 4.6%; expected volatility based on historical trading information ranging from 62% to 78% and expected term of 7.5 years.

The fair value of each option grant during the year ended September 30, 2008 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates ranging from 2.7% to 4.33%; expected volatility based on historical trading information ranging from 64% to 86% and expected term ranging from 5 to 7.5 years.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

Intangible assets include customer relationships acquired in current or past business acquisitions which are being amortized on a straight-line basis over a period of ten to twenty years, commencing on the date of the acquisition.  The impairment test for customer relationships requires us to review original relations for continued retention.  Amortization expense associated with customer relationships amounted to $6,950 and $12,950 for the fiscal years ended September 30, 2008 and 2007 respectively. Accumulated amortization was $73,465 and $66,515 at September 30, 2008 and 2007, respectively. At September 30, 2008 the remaining balance to be amortized was $65,536. This amount was fully amortized in conjunction with the sale of the tire recycling business in November 2008 (see Note 15).

In conjunction with the Welch Products acquisition (See Note 2) we recognized $2,289,000 of goodwill which is not tax deductible, $735,000 associated with long term contractual relationships acquired and $130,000 to acquired patents. The long term contractual relationships are being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months  and the patents are being amortized on a straight line basis over an estimated useful life of 60 months. Goodwill is being evaluated annually for impairment. Amortization expense associated with contractual relationships amounted to $179,250 for the fiscal year ended September 30, 2008 and accumulated amortization was $180,750 at September 30, 2008. Amortization expense associated with patents amounted to $21,667 for the fiscal year ended September 30, 2008 and accumulated amortization was $21,667 at September 30, 2008.

Product Warranty Costs

Our recycled rubber products operations typically offer a five-year warranty for all of our tile and playground equipment. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Consolidated Balance Sheets for the year ended September 30, 2008.

September 30, 2008
Warranty accrual at the beginning of the year	$35,000
Charged to costs and expenses relating to new sales	8,488
Costs to product warranty claims	(15,488)
Warranty accrual at the end of year	$28,000

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  SFAS No. 144 “Accounting for The Impairment or Disposal of Long Lived Assets”, relates to assets that can be amortized and the life can be determinable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are fully recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

New Accounting Pronouncements

FIN No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”; an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the “more likely than not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recognized in the interim period in which the change occurs.  The adoption of FIN 48 has not had a material effect on our consolidated financial position or results of operations.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   Diluted net income per share for the fiscal years ended are as follows:

	September 30, 2008	September 30, 2007
Weighted average shares outstanding	30,880,435	21,766,013
Exercisable options and warrants	4,666,352	4,690,497
Weighted average shares, fully diluted	35,546,787	26,456,510
Net income per share – fully diluted from continuing operations	$0.15	$--
Net income per share – fully diluted from discontinued operations	$0.07	$0.01
Net income per share – fully diluted	$0.22	$0.01

The calculation of additional exercisable options and warrants above excludes 5,024,012 and 5,185,261 options and warrants that are outstanding at September 30, 2008 and 2007 respectively, but are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

2.	Acquisition of Subsidiary

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

The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,000 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5-year term) based on an analysis of the discounted future net cash flows of the contracts.  In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents.  The value assigned to the long-term contracts is being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months. Goodwill will be evaluated annually.

Amortization expense during the next five years is anticipated to be:

Twelve months ending September 30:	Contracts	Patents	Total
2009	$179,250	$21,667	$200,917
2010	179,250	21,667	200,917
2011	179,250	21,667	200,917
2012	16,500	21,666	38,166
2013 and thereafter	--	21,667	21,667
	$554,250	$108,334	$662,584

Included in other current and long term assets are lease receivables which bear interest at rates ranging from 1.99% to 5.5% per annum.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

2.	Acquisition of Subsidiary – (Continued)

Management annually reviews long-lived assets, goodwill and certain identifiable intangibles to evaluate whether events or changes in circumstances indicate an impairment of carrying value.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows (earnings before interest, taxes, depreciation and amortization).  An impairment charge would be recognized when expected future operating cash flows are lower than the carrying value of the assets.

The following unaudited pro forma consolidated financial information sets forth the pro forma consolidated results of operations of GreenMan Technologies, Inc. (the “Company”) for the twelve months ended September 30, 2007 as if the Welch acquisition had occurred on October 1, 2006 (the earliest period presented). The consolidated results of operations for the twelve months ended September 30, 2007 have been derived from the Company’s historical consolidated financial information.

The pro forma unaudited consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X and should be read in conjunction with the Company’s historical audited consolidated financial statements included in this Form 10-KSB. The pro forma consolidated financial information does not purport to represent what the Company’s consolidated results of operations or consolidated financial position would have been if this transaction had occurred on the date indicated and are not intended to project the Company’s consolidated results of operations or consolidated financial position for any future period or date.

The pro forma unaudited adjustments are based on estimates and certain assumptions that the Company believes are reasonable. The consolidated pro forma adjustments and primary assumptions are described in the accompanying notes herein.

GREENMAN TECHNOLOGIES, INC.
Pro Forma Unaudited Consolidated Statement of Operations
Fiscal Year Ended September 30, 2007

	GreenMan Historical Consolidated	Welch Products	Pro Forma Adjustments		Pro Forma Consolidated
Net sales	$20,178,726	$1,785,117	$(250,764	)(1)	$21,713,079
Cost of sales	14,222,158	1,472,334	(250,764	)(1)	15,483,388
			39,660	(2)
Gross profit	5,956,568	312,783	(39,660)		6,229,691
Operating expenses:
Selling, general and administrative	3,847,726	1,055,340	161,256	(3)	5,064,322
Operating income from continuing operations	2,108,842	(742,557)	(200,916)		1,165,369
Other income (expense):
Interest and financing costs	(2,006,299)	(57,185)	--		(2,063,484)
Other, net	9,954	109,689	--		119,643
Other expense, net	(1,996,345)	52,504	--		(1,943,841)
Income (loss) from continuing operations before income taxes	112,497	(690,053)	(200,916)		(778,472)
(Provision) benefit for income taxes	(115,799)	44,050	--		(71,749)
Income (loss) from continuing operations	(3,302)	(646,003)	(200,916)		(850,221)
Discontinued operations:
Income from discontinued operations	297,196	--	--		297,196
Net income (loss)	$293,894	$(646,003)	$(200,916)		$(553,025)

Income (loss) from continuing operations per share – basic	$--	$(0.02)	$(0.01)		$(0.03)
Income from discontinued operations per share – basic	0.01	--	--		0.01
Net Income (loss) per share – basic	$0.01	$(0.02)	$(0.01)		$(0.02)
Net Income (loss) per share – diluted	$0.01	$(0.02)	$(0.01)		$(0.02)

Weighted average shares outstanding -basic	21,766,013	29,766,013	29,766,013		29,766,013
Weighted average shares outstanding -diluted	26,456,510	29,766,013	29,766,013		29,766,013

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

2.	Acquisition of Subsidiary – (Continued)

II.         Adjustments to pro forma consolidated statements of operations

a)        GREENMAN TECHNOLOGIES, INC.

Represents the historical consolidated statement of operations for the fiscal year ended September 30, 2007 as reported in the Company’s Form 10-KSB for the fiscal years ended September 30, 2008.

b)        Welch Products, Inc.

Represents the addition of Welch Products, Inc.’s consolidated revenues and expenses as reflected in their historical unaudited consolidated statement of operations for the fiscal year ended September 30, 2007.

c)        Pro forma adjustments

1)	Represents an adjustment to eliminate intercompany revenue and cost of goods sold relating to sales of crumb rubber by GreenMan Technologies of Iowa, Inc. to Welch.
2)	Represents an adjustment to reflect annual amortization of patents and long term manufacturing contracts.
3)	Represents an adjustment to reflect annual amortization of long term school board contracts.

3.	Discontinued Operations

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

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.  In July 2008 a Meeting of Creditors was held and on September 30, 2008 we received approval of the Trustee’s Final Report of No Distribution in relation to the Chapter 7 filing and the case is considered closed.  The Trustee's Report of No Distribution certifies that the trustee has performed the duties required of a trustee under 11 U.S.C. 704 and has concluded that there are no assets to administer.  As a result of the bankruptcy proceedings all pending litigation was stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of September 30, 2008 resulting in the recognition of non-cash income from discontinued operations of $2,360,930 during the fiscal year ended September 30, 2008. The results from discontinued operations are presented net of deferred tax expense of $700,000 and a change in the deferred tax valuation reserve of an equal amount.

The major classes of liabilities associated with discontinued operations were:

	September 30, 2008	September 30, 2007
Liabilities related to discontinued operations:
Accounts payable	$116,664	$2,502,779
Notes payable, current	--	357,340
Accrued expenses, other	163,147	107,115
Capital leases, current	--	51,269
Total liabilities related to discontinued operations	$279,811	$3,018,503

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2008	September 30, 2007	Estimated Useful Lives
Land	$175,000	$--	--
Buildings and improvements	2,173,938	1,384,028	10 - 20 years
Machinery and equipment	8,763,843	7,379,405	5 - 10 years
Construction in progress	292,702	--
Furniture and fixtures	81,636	15,147	3 - 5 years
Motor vehicles	5,112,223	3,928,089	3 - 10 years
	16,599,342	12,706,669
Less accumulated depreciation and amortization	(9,648,487)	(7,487,963)
Property, plant and equipment, net	$6,950,855	$5,218,706

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

4.	Property, Plant and Equipment – (Continued)

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

Depreciation and amortization expense for the fiscal years ended September 30, 2008 and 2007 was $1,429,042 and $1,267,501 respectively.

5.	Credit Facility/Notes Payable

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

The revolving note has a three-year term from the closing, bears interest on any outstanding amounts at the prime rate plus 2% (7% at September 30, 2008), with a minimum rate of 8%.  Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, up to a maximum of $5 million, subject to certain limitations.  As of September 30, 2008, the balance due under the revolving note was $3,300,221. All amounts due Laurus under the revolving note were paid off on November 17, 2008 in conjunction with the sale of our Tire Recycling Business (See Note 15).

The term note has a maturity date of June 30, 2009 and bears interest at the prime rate plus 2% (7% at September 30, 2008), with a minimum rate of 8%.  Principal is amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows:  (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date.  All amounts due Laurus under the term note were paid off on November 17, 2008 in conjunction with the sale of our Tire Recycling Business (See Note 15).

In addition, we agreed to make excess cash flow payments beginning with the fiscal year ended September 30, 2007 equal to 50% of (a) the aggregate net operating cash flow generated for such fiscal year less (b) aggregate capital expenditures made in such fiscal year (up to a maximum of 25% of the net operating cash flow calculated in accordance with this clause). Laurus agreed to waive this provision for the year ended September 30, 2007.

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

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

5.	Credit Facility/Notes Payable – (Continued)

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

Notes payable consists of the following at:	September 30, 2008	September 30, 2007
Term note payable, Laurus Master Fund, Ltd., due in monthly installments of $100,000 plus interest at prime plus 2% (8.0% at September 30, 2008) through September 30, 2008 followed by 12 monthly principal payments of $400,000 plus interest with the remaining balance due June 2009	9,140,073	9,821,748
Term note payable, Republic Services of Georgia, LP, unsecured, due in 3 monthly installments of $15,411 with the remaining balance due December 31, 2007	--	46,234
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in quarterly installments of $8,449 including interest at 1.5% with the remaining principal balance due November 2012	158,488	189,736
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in quarterly installments of $6,920 including interest at 3% through October 2012	104,021	128,084
Term note payable, State of Iowa, secured by certain assets of GreenMan of Iowa, due in 28 quarterly installments of $16,469 including interest at 2% through July 2013	332,795	391,794
Term notes payable, Daimler Chrysler Financial Services, secured by equipment of GreenMan of Minnesota, due in monthly installments ranging from $1,651 to $5,279 including interest at between 6.95% interest and 8.48% with remaining balance due between 2009 and 2012	847,251	442,111
Term note payable, Great Western Bank, secured by certain receivables and other assets of Welch Products, due in annual installments of $200,626 plus interest at 8% with remaining principal due July 2010	401,786	--
Term note payable, William Welch, secured by all real estate of Welch Products, due in monthly installments of $1,927 plus interest at 7.1% and due December 2026	236,080	--
Other term notes payable and assessments, secured by various equipment with interest rates ranging from 0% to 13.33% and requiring monthly installments from $639 to $5,490…	875,602	324,984
	12,096,096	11,344,691
Less current portion	(10,073,065)	(1,072,117)
Notes payable, non-current portion	$2,023,031	$10,272,574

The following is a summary of maturities of carrying values of all notes payable at September 30, 2008:

Years Ending September 30,
2009	$10,073,065
2010	702,173
2011	409,399
2012	476,788
2013	235,871
2014 and thereafter	198,800
$12,096,096

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

5.	Credit Facility/Notes Payable – (Continued

The carrying value of the Laurus debt under the New Credit Facility at September 30, 2008 was $9,140,073 and does not equate to the remaining total cash payments of $9,500,000 due under the debt as a result of accounting for a troubled debt restructure. Interest expense on the lines of credit and notes payable for the years ended September 30, 2008 and 2007 amounted to $1,999,528 and $2,006,299, respectively.

6.	Notes Payable –Related Party

Note Payable-Related Party

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

In September 2003, a former officer loaned us $400,000 under a September 30, 2003 unsecured promissory note which bore interest at 12% per annum. In 2006 he agreed to extend the maturity of the remaining balance of this note until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the former officer assigned the remaining balance of $99,320 as follows: $79,060 to one of an officer’s immediate family members noted above and the remaining balance of $20,260 plus accrued interest of $13,500 to the officer.

Between January and June 2006, a director loaned us $155,000 under three unsecured promissory notes which bear interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006 (subsequently extended until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009). During fiscal 2006, the director agreed in lieu of being repaid in cash at maturity to convert $91,676 (including interest of $1,676) into 315,330 shares of unregistered common stock at the closing price of our stock on the dates of conversion ($.28 and $.35). During the year ended of September 30, 2007 the director was repaid $30,000.

Total interest expense for related party notes amounted to $63,444 and $85,612, for the fiscal years ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, $534,320 was due related parties and the total accrued interest due related parties amounted to $113,574 and $101,653 at September 30, 2008 and 2007, respectively. All amounts due related parties were repaid in November 2008 (See Note 15).

7.	Capital Leases

We lease various facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $57 to $16,250. Assets acquired under capital leases with an original cost of $3,698,225 and $2,869,661 and related accumulated amortization of $1,673,382 and $1,415,217 are included in property, plant and equipment at September 30, 2008 and 2007, respectively.  Amortization expense for the years ended September 30, 2008 and 2007 amounted to $258,165 and $157,762 respectively.

In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by an employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The lease can be renewed for two additional four-year periods. The building lease has been classified as a capital lease with a value of $1,036,000 and the portion allocated to the land has been treated as an operating lease.

In February 2006, we amended our Georgia lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its  insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March  29, 2001 guaranty agreement.   The $75,000 is included in Obligations due under lease settlement at September 30, 2008.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

7.	Capital Leases – (Continued)

During fiscal 2007, we entered into a new capital lease agreement with a company co-owned by one of our employees for equipment valued at $64,719. We are required to pay $1,614 per month rental and have the ability to purchase the equipment at the end of the lease for $8,512. During fiscal 2008, we entered into 2 new capital lease agreements with the same company for equipment valued at $358,548. Under the terms of the leases we are required to pay between $2,974 and $5,000 per month rental for a period of 60 months from inception. We have the ability to purchase the equipment at the end of each lease for $1 per unit.

Total payments due under long term capital leases are as follows:

Years Ending September 30,
2009	$586,100
2010	581,072
2011	479,948
2012	334,030
2013	258,860
2014 and thereafter	420,801
Total minimum lease payments	2,660,811
Less amount representing interest	(655,118)
Present value of minimum lease payments	$2,005,693

For the years ended September 30, 2008 and 2007, interest expense on capital leases amounted to $196,512 and $76,796, respectively.

8.	Commitments and Contingencies

Employment Agreements

We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.

Rental Agreements

Our Iowa subsidiary leased a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC (“Maust Asset Management”), a company co-owned by one of our employees. Under the terms of the lease, monthly rental payments of $8,250 on a triple net basis are required for the first five years increasing to $9,000 on a triple net basis per month for the remaining five years. The lease also provides a right of first refusal to purchase the land and buildings at fair market value during the term of the lease. Maust Asset Management acquired the property from the former lessor.  In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately 3 acres adjacent to our existing Iowa facility at monthly rent payments of $3,500.

For the years ended September 30, 2008 and 2007, total rental expense in connection with all non-cancellable real estate leases amounted to $198,228 and $333,450, respectively including $198,228 and $218,450, repectively associated with related-party leases.

We also rent various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $1,500 to $2,683 and with terms ranging from 38 to 47 months.  In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by an employee at monthly rentals ranging from $263 to $1,295.

For the fiscal years ended September 30, 2008 and 2007, total rent expense in connection with non-cancellable operating vehicle and equipment leases amounted to $38,683 and $68,199, respectively with all amounts paid to related parties during both fiscal years.   The total future minimum rental commitment at September 30, 2008 under the above operating leases are as follows:

Year ending September 30:	Real Estate	Equipment	Total
2009	$204,756	$6,000	$210,756
2010	204,756		204,756
2011	204,756		204,756
2012	206,948		206,948
2013	135,448		135,448
2014 and thereafter	211,816	--	211,816
	$1,168,480	$6,000	$1,174,480

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

8.	Commitments and Contingencies – (Continued)

Litigation

As previously disclosed substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. All proceeds from these sales were retained by Laurus, our secured lender, and these subsidiaries have no assets.  Several vendors of these subsidiaries commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, three of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.   As a result of the bankruptcy proceedings all pending litigation was stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of June 30, 2008.

As of September 30, 2008 one vendor had secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. GreenMan believes it has valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. Upon receipt of the final payment, the plaintiff has agreed to mark the judgment satisfied with the appropriate courts, at which time we anticipate recording a gain on settlement of approximately $150,000.

9.	Stockholders’ Equity

Authorized Shares

On April 2, 2008, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

Common Stock Transactions

During fiscal 2007, we issued 42,533 shares of our unregistered common stock valued at $15,000 (at prices ranging from $.33 to $.40 which represented the closing price of our stock on the dates of issuance) to a third party for financial consulting services rendered during fiscal 2007. In April 2007, we executed a one-year financial consulting agreement with this third party. In exchange for services to be provided, we agreed to (1) issue 25,000 shares of unregistered common stock (valued at $8,250); (2) issue warrants to purchase 75,000 shares of common stock (valued at $7,500) exercisable for a three year period at prices ranging from $0.33 to $0.75 per share.

In conjunction with the November 2006 termination of the lease for our former Massachusetts headquarters we issued 65,000 shares of our unregistered common stock valued at $32,500 at a price of $.50 which was the closing price of our stock on the date of issuance. (See Note 8)

During the period of June through August 2007, Laurus acquired 1,154,098 shares of our common stock upon the partial exercise of its warrant on a cashless basis.

During the fiscal year ended September 30, 2007, several directors agreed to accept 64,559 shares of unregistered common stock valued at $22,500 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director’s fees and expenses due the directors.

On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 (at a price of $.35 which was the closing price of our stock on the date of issuance) in connection with the acquisition of Welch Products. (See Note 2.)

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

9.	Stockholders’ Equity - (Continued)

1993 Stock Option Plan

The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004.

Stock options and activity under the Plan is summarized as follows:

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,022,356	$.82	1,032,356	$.82
Granted	--	--	--	--
Forfeited or expired	(427,894)	1.09	(10,000)	.71
Exercised	--	--	--	--
Outstanding at end of period	594,462	.62	1,022,356	.82
Exercisable at end of period	594,462	.62	1,022,356	.82
Reserved for future grants at end of period	--		--
Aggregate intrinsic value of exercisable options	$100		$100
Weighted average fair value of options granted during the period		$--		$--

Information pertaining to options outstanding under the plan at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.38 - .53	496,462	1.9 years	$.49	496,462	1.9 years	$.49
$.84	50,000	.4 years	.84	50,000	.4 years	.84
$.28 - .55	48,000	2.8 years	1.80	48,000	2.8 years	1.80
	594,462	1.9 years	$.62	594,462	1.9 years	$.62

2005 Stock Option Plans

On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. In April 2008, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 2,000,000 to 3,500,000 shares.  In April 2008, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 2,000,000 to 3,500,000 shares.

During fiscal 2007, 800,000 qualified options in aggregate were granted at exercise prices ranging from $.35 to $.55 per share. All options have a ten-year term with 775,00 vesting equally over a five year term from the date of grant and 25,000 vesting immediately upon grant.

 During the fiscal 2008, 870,000 qualified options in aggregate were granted with 670,000 options having an exercise price of $.35 per share, vest annually at 20% per year over a five-year period from date of grant and have a ten-year term. The remaining 200,000 have exercise prices ranging from $.33 to $34 per share, vest immediately and have a ten-year term.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

9.	Stockholders’ Equity - (Continued)

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,662,000	$.34	929,000	$.29
Granted	870,000	.35	800,000	.38
Forfeited or expired	--	.--	(67,000)	.28
Exercised	--	--	--	--
Outstanding at end of period	2,532,000	.34	1,662,000	.34
Exercisable at end of period	724,800	.33	197,400	.30
Reserved for future grants	968,000		338,000
Aggregate intrinsic value of exercisable options	$50,494		$17,522
Aggregate intrinsic value of all options	$148,410		$95,610
Weighted average fair value of options granted during the period		$.23		$.27

Information pertaining to options outstanding under the plan at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.28 - .55	2,532,000	8.4 years	$.34	724,800	8.3 years	$.33

The following table summarizes activity related to non-vested options:

	Year Ended September 30, 2008
		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of period	1,465,000	$.25
Granted	870,000	.23
Forfeited or expired	--	--
Vested	(527,800)	.23
Non-vested at end of period	1,807,200	.25

Non -Employee Director Stock Option Plan

Under the terms of our 1996 Non-Employee Director Stock Option Plan on a non-employee director’s initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of our common stock. Each person who was a member of the Board of Directors on January 24, 1996, and was not an officer or employee, was automatically granted an option to purchase 2,000 shares of our common stock.  In addition, after an individual’s initial election to the Board of Directors, any director who is not an officer or employee and who continues to serve as a director will automatically be granted, on the date of the annual meeting of stockholders, an option to purchase an additional 2,000 shares of our common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of our common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant.

As of September 30, 2008, options to purchase 38,000 shares of our common stock have been granted of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.  At September 30, 2008, options outstanding had a weighted average exercise price of $1.10 per share and a weighted average contractual life of 5.5 years.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

9.	Stockholders’ Equity - (Continued)

Other Stock Options and Warrants

In April 2007, we executed a one year investor relations consulting agreement with this third party. In exchange for services to be provided, we agreed to (1) pay $6,500 per month and (2) issue warrants to purchase 150,000 shares of common stock (valued at $28,500) which vest equally over a twenty four month period from date of agreement and are exercisable for a three year period at $0.40 per share.

Information pertaining to all other options and warrants granted and outstanding is as follows:

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,163,402	$.44	8,953,603	$.44
Granted	--	--	225,000	.44
Forfeited or expired	(627,500)	1.92	(827,106)	1.92
Exercised	--	--	(1,188,095)	.01
Outstanding at end of period	6,535,902	.44	7,163,402	.44
Exercisable at end of period	6,479,652	.44	7,032,152	.44
Aggregate intrinsic value of exercisable options/warrants	$1,829,744		$1,829,744
Aggregate intrinsic value of all options/warrants	$1,829,744		$1,829,744
Weighted average fair value of options granted during the period		$--		$.44

	Options/Warrants Outstanding			Options/Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.01 – 1.09	6,240,903	6.0 years	$.19	6,184,653	6.0 years	$.19
$1.50 – 2.29	295,000	1.9 years	1.93	295,000	1.9 years	1.93
	6 535,903	5.8 years	$.27	6,479,653	5.9 years	$.27

Common Stock Reserved

We have reserved common stock at September 30, 2008 as follows:

Stock option plans	3,126,462
Other stock options	328,000
Other warrants	6,235,902
9,690,364

10.	Employee Benefit Plan

Effective August 1999, we implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times.  We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2008 and 2007, respectively.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

11.	Segment Information

In conjunction with the acquisition of Welch Products (See Note 2) on October 1, 2007, we established a new reporting structure whereby we now have two reportable operating segments: (1) tire recycling and  (2) molded recycled rubber products. We have identified the tire recycling and molded recycled rubber product as operating segments for which discrete financial information is available. Each operating segment has its respective management team.

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

The following table provides total assets for our operating segments as of :

Total assets:	September 30, 2008	September 30, 2007
Tire recycling	$11,412,062	$9,034,960
Molded recycled rubber products	6,610,698	--
Corporate and other	5,584,729	256,243
Total assets	$23,607,489	$9,291,203

The following table provides net sales and income from operations for our operating segments:

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007
Net sales;
Tire recycling	$23,283,359	$20,178,726
Molded recycled rubber products	3,465,414	--
Corporate and other	--	--
Total net sales	$26,748,773	$20,178,726

Sales between the segments were $356,166 during the fiscal year ended September 30, 2008.

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007
Income (loss) from continuing operations:
Tire recycling	$3,142,249	$2,187,758
Molded recycled rubber products	(800,157)	--
Corporate and other	3,188,663	(2,191,060)
Total income (loss) from continuing operations	$5,530,755	$(3,302)

12.	Major Customers

During the fiscal years ended September 30, 2008 and 2007, no one customer accounted for more than 10% of our consolidated net sales.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

13.	Fair Value of Financial Instruments

At September 30, 2008 and 2007, our financial instruments consist of accounts receivable, accounts payable and notes payable to banks and others. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

14.	Income Taxes

The (benefit) provision for income taxes was comprised of the following amounts for the years ended:

	September 30,	September 30,
	2008	2007
Current:
Federal	$--	$22,691
State	(32,561)	93,108
	(32,561)	115,799
Change in valuation reserve	(5,300,000)	--
Total (benefit) provision for income taxes	$(5,332,561)	$115,799

The 2007 state taxes result from income in states where we have no net operating loss carry forwards.

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainty of our ability to realize the anticipated benefit given our historial losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall Company results for fiscal 2009, we expect to be able to realize the benefit of a portion of our federal net operating loss carryforwards. Using an effective overal tax rate of 30% (which takes into account certain state net operating loss limitations) we have recognized a change in the valuation allowance of $5.3 million during the fiscal year ended September 30, 2008 based on the estimated gain associated with the November 2008 sale of our tire recycling operations.

In addition, as of September 30, 2008, using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we have calculated a deferred tax liability of approximately $700,000 associated with the income recognized from the write-off of all liabilities associated with the de-consolidation of GreenMan of Georgia during fiscal 2008. We have sufficient net operating loss carryforwards to offset this anticipated deferred tax liability and accordingly will not recognize any additional income tax at September 30, 2008.

The difference between the statutory federal income tax rate of 34% and the effective rate is primarily due to net operating losses incurred by us and the provision of a valuation reserve against the related deferred tax assets.

The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2008	2007

Net operating loss carry forwards	$11,118,532	$12,367,000
Differences in fixed asset bases	(1,043,729)	(529,000)
Capital loss carryover	1,286,937	1,287,000
Other, net	734,900	801,000
	12,096,640	13,926,000
Valuation reserve	(6,796,640)	(13,926,000)
Net deferred tax asset	$5,300,000	$--

The change in the valuation reserve is as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Balance at beginning of period	$13,926,000	$14,288,000
Tax benefit to be realized	(6,000,000)	--
Decrease (increase) due to rate differentials and current period operating results	(628,055)	362,000
Other	(501,508)	--
Balance at end of period	$6,796,640	$13,926,000

As of September 30, 2008, we had net operating loss carry forwards of approximately $32 million including a net operating loss of $29 million and a $3 million capital loss carry-forward.  The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2009. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

15.	Subsequent Event

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC (“LTS”), the largest tire recycling company in the United States for sale of our Tire Recycling Business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. for approximately $27.5 million in cash. We anticipate recognizing a gain on sale of approximately $19 million .

We used approximately $17.7 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due Laurus and will have approximately $9.8 million of available cash before estimated transaction related income taxes and other costs which we estimate to be approximately $1.6 million.

Unaudited Proforma Information

The following pro forma consolidated financial information sets forth the pro forma consolidated results of operations of GreenMan Technologies, Inc. (the “Company”) for the twelve months ended September 30, 2008 and 2007 and the pro forma consolidated financial position of the Company as of September 30, 2008.

The pro forma consolidated results of operations for the twelve months ended September 30, 2008 and 2007 have been derived from the Company’s historical consolidated financial information and give effect to the following transaction as if it had occurred on October 1, 2006 (the earliest period presented). In addition, the pro forma consolidated balance sheet as of September 30, 2008 has been derived from the Company’s historical consolidated financial information and gives effect to the following transaction as if it had occurred on September 30, 2008:

•
Transaction — The sale of substantially all of the net assets of the Company’s Tire Recycling Business in exchange for approximately $27.5 million in cash. At closing, we estimate $12.8 million will be used to pay-off our Laurus credit facility, $3.1 million will be used to retire certain transaction related obligations, $1.5 million will be due in federal and state income taxes, $1.375 million (5% of gross proceeds) of the cash proceeds will be placed in a restricted account to cover possible indemnification claims, $.95 million will be used to pay down a portion of other debt including approximately $.65 million of related party and other debt and other transaction related fees to legal and accounting services.

The pro forma consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X and should be read in conjunction with the Company’s historical audited consolidated financial statements and unaudited interim consolidated financial statements included in this Form 10-KSB.

The pro forma consolidated financial information does not purport to represent what the Company’s consolidated results of operations or consolidated financial position would have been if this transaction had occurred on the date indicated and are not intended to project the Company’s consolidated results of operations or consolidated financial position for any future period or date.

The pro forma adjustments are based on estimates and certain assumptions that the Company believes are reasonable. The consolidated pro forma adjustments and primary assumptions are described in the accompanying notes herein.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

15.	Subsequent Event – (Continued)

GREENMAN TECHNOLOGIES, INC.
Pro Forma Unaudited Consolidated Balance Sheet
As of September 30, 2008

	GreenMan Historical Consolidated	Tire Recycling Businesses	Pro Forma Adjustments		Pro Forma Consolidated
ASSETS
Cash	$786,416	$576,336	$27,500,000	(1)	$9,191,144
			(1,375,000)	(1)
			(17,720,272)	(2)
			576,336	(3)

Restricted cash	--	--	1,375,000	(1)	1,375,000
Accounts receivable, net	4,154,993	3,019,978	--		1,135,015
Product inventory	1,754,268	430,520	--		1,323,748
Deferred tax asset	5,300,000	--	--		5,300,000
Other current assets	1,109,819	818,448	--		291,371
Total current assets	13,105,496	4,845,282	10,356,064		18,616,278
Property, plant and equipment	6,950,855	6,399,172	--		551,683
Other assets	3,551,138	167,608	--		3,383,530
Total assets	$23,607,489	$11,412,062	$10,356,064		$22,551,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable, current	$10,073,065	$426,314	$359,927	(4)	$306,678
			(9,500,000)	(5),(6)
			(200,000)	(7)
Notes payable, line of credit	3,300,221	--	(3,300,221)	(5)	--
Obligations under capital leases, current	382,368	382,368		(6)	--
Notes payable, related party, current	534,320	--	(534,320)	(7)	--
Accounts payable	2,432,024	1,649,532			782,492
Income taxes payable	--	--	1,500,000	(9)	1,500,000
Accrued expenses and other liabilities	2,486,742	1,047,005	(113,574)	(7)	1,326,163
Total current liabilities	19,208,740	3,505,219	(11,788,188)		3,915,333
Notes payable, non-current	2,023,031	1,540,150	--	(6)	482,881
Obligations under capital leases, non-current	1,623,325	1,623,325		(6)	--
Other liabilities, non-current	814,323	233,783	--		580,540
Total liabilities	23,669,419	6,902,477	(11,788,188)		4,978,754
Preferred stock	--	--	--		--
Common stock	308,804	--	--		308,804
Additional paid in capital	38,881,669	--	--		38,881,669
Accumulated deficit	(39,252,403)	4,509,585	(359,927)	(4)	(21,617,736)
			(100,000)	(8)	--
	--	--	(1,500,000)	(9)	--
	--	--	24,104,179	(10)	--
Total stockholders’ equity (deficit)	(61,930)	4,509,585	22,144,252		17,572,737
Total liabilities and stockholders’ equity (deficit)	$23,607,489	$11,412,062	$10,356,064		$22,551,491

I.       Adjustments to pro forma consolidated balance sheet

(a)         GreenMan Technologies, Inc. Historical Consolidated

Represents the historical unaudited consolidated balance sheet as of September 30, 2008 as reported in the Company’s Form 10-KSB for the fiscal year ended September 30, 2008.

(b)         Tire Recycling Business

Represents the elimination of the Tire Recycling Business’ assets and liabilities, as reflected in the historical consolidated balance sheet of the Company as of September 30, 2008.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

15.	Subsequent Event – (Continued)

The Tire Recycling Business’ historical financial position is included within the Company’s Consolidated Financial statements for financial reporting purposes.  In addition the Laurus credit facility (revolving debt and secured term debt) has been transacted through the corporate accounts of the Company and therefore have not historically been reflected in the Tire Recycling Business.

(c)         Unaudited Pro Forma Adjustments

1) At the close of the transaction, the Company will receive proceeds of $27.5 million of which $1.375 million will be placed in a separate account to cover possible indemnification claims that may arise from this transaction.
2) Represents the pay down of all amounts due by the Company to Laurus, certain Tire Recycling Business debt other Company indebtedness and transaction costs, as further described below.
3) The Company will retain the Tire Recycling Business’ cash balances at closing.
4) This amount reflects the write off of $359,927 of deferred financing costs as a result of the repayment of all amounts due Laurus.
5) Approximately $12.8 million of the cash proceeds will be used to pay off all amounts due Laurus by the Company at closing including the portion which was allocated to the Tire Recycling Business based on the percentage of total Tire Recycling Business assets to total assets.
6) Approximately $4.0 million of the cash proceeds will be used to extinguish certain Tire Recycling Business notes payable and capital leases at closing.
7) Approximately $.85 million of the cash proceeds will be used to pay certain notes payable and accrued interest due related parties and others at closing.
8) Approximately $.1 million of the cash proceeds will be used to pay transaction costs associated with legal services.
    9) Estimated state and federal income tax expense associated with sale of the Tire Recycling Business.
  10) Estimated gain on sale of the Tire Recycling Business before state and federal income taxes.

GreenMan Technologies, Inc.
Pro Forma Unaudited Consolidated Statement of Operations
Fiscal Year Ended September 30, 2008

	GreenMan Historical Consolidated	Tire Recycling Businesses	Pro Forma Adjustments		Pro Forma Consolidated
Net sales	$26,748,773	$23,283,359	$--		$3,465,414
Cost of sales	18,804,617	16,308,904	--		2,495,713
Gross profit	7,944,156	6,974,455	--		969,701
Operating expenses:
Selling, general and administrative	5,606,684	2,262,369	--		3,344,315
Operating income from continuing operations	2,337,472	4,712,086	--		(2,374,614)
Other income (expense):
Interest and financing costs	(1,999,528)	(538,139)	1,313,327	(1)	(148,062)
Other, net	(139,750)	85,236	--		(224,986)
Other expense, net	(2,139,278)	(452,903)	1,313,327		(373,048)
Income (loss) from continuing operations before income taxes	198,194	4,259,183	1,313,327		(2,747,662)
Benefit (provision) for income taxes	5,332,561	32,561	--		5,300,000
Income (loss) from continuing operations	5,530,755	4,291,744	1,313,327		2,552,338
Discontinued operations:
Income from discontinued operations	2,360,930	--	--		2,360,930
Net income	$7,891,685	$4,291,744	$1,313,327		$4,913,268
Income from continuing operations per share –basic	$0.18	$0.14	$0.04		$0.08
Income from discontinued operations per share –basic	0.08	--	--		0.08
Net Income per share – basic	$0.26	$0.14	$0.04		$0.16
Net Income per share – diluted	$0.22	$0.12	$0.04		$0.14
Weighted average shares outstanding -- basic	30,880,435	30,880,435	30,880,435		30,880,435
Weighted average shares outstanding -- diluted	35,546,787	35,546,787	35,546,787		35,546,787

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

15.	Subsequent Event – (Continued)

GreenMan Technologies, Inc.
Pro Forma Unaudited Consolidated Statement of Operations
Fiscal Year Ended September 30, 2007

	GreenMan Historical Consolidated	Tire Recycling Businesses	Pro Forma Adjustments		Pro Forma Consolidated
Net sales	$20,178,726	$20,178,726	$--		$--
Cost of sales	14,222,158	14,222,158	--		--
Gross profit	5,956,568	5,956,568	--		--
Operating expenses:
Selling, general and administrative	3,847,726	2,262,925	--		1,584,801
Operating income from continuing operations	2,108,842	3,693,643	--		(1,584,801)
Other income (expense):
Interest and financing costs	(2,006,299)	(467,526)	1,538,773	(1)	--
Other, net	9,954	37,284	--		(27,330)
Other expense, net	(1,996,345)	(430,242)	1,538,773		(27,330)
Income (loss) from continuing operations before income taxes	112,497	3,263,401	1,538,773		(1,612,131)
Provision for income taxes	115,799	95,735	--		20,064
Income (loss) from continuing operations	(3,302)	3,167,666	1,538,773		(1,632,195)
Discontinued operations:
Income from discontinued operations	297,196	--	--		297,196
Net income (loss)	$293,894	$3,167,666	$1,538,773		$(1,334,999)

Income (loss) from continuing operations per share –basic	$--	$0.15	$0.07		$(0.07)
Income from discontinued operations per share –basic	0.01	--	--		0.01
Net Income (loss) per share –basic	$0.01	$0.15	$0.07		$(0.06)
Net Income (loss) per share –diluted	$0.01	$0.12	$0.06		$(0.05)

Weighted average shares outstanding -basic	21,766,013	21,766,013	21,766,013		21,766,013
Weighted average shares outstanding -diluted	26,456,510	26,456,510	26,456,510		26,456,510

II.         Adjustments to pro forma consolidated statements of operations

a)        GreenMan Technologies, Inc. Historical Consolidated

Represents the historical consolidated statement of operations for the fiscal years ended September 30, 2008 and 2007 as reported in the Company’s Form 10-KSB for the fiscal years ended September 30, 2008.

b)        Tire Recycling Business

Represents the elimination of Tire Recycling Business’ revenues and expenses as reflected in the historical consolidated statement of operations of the Company for the fiscal years ended September 30, 2008 and 2007.

c)        Pro forma adjustments

Represents adjustment to reflect interest and loan amortization expense after the payment of approximately $12.8 million of the Company’s senior debt due Laurus, approximately $3.7 million of a Tire Recycling Business notes payable and capitalized leases and approximately $.85 million of related party and other notes payable for the periods presented as if the pending transaction had occurred on October 1, 2006.

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

Signature	Title(s)	Date

/s/ Maurice E. Needham	Chairman of the Board	January 16, 2009
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	January 16, 2009
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 16, 2009

/s/ Lew F. Boyd	Director	January 16, 2009
Lew F. Boyd

/s/ Dr. Allen Kahn	Director	January 16, 2009
Dr. Allen Kahn

/s/ Nicholas DeBenedictis	Director	January 16, 2009
Nicholas DeBenedictis