Form 10-Q
period 2008-12-31
GREENMAN TECHNOLOGIES INC
filed 2009-02-17
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 1-13776

GreenMan Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 South Garfield, Carlisle, Iowa	50047
(Address of principal executive offices)	(Zip Code)

(781) 224-2411

(Registrant’s telephone number, including area code)

12498 Wyoming Ave South, Savage, MN 55378

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 17, 2009, there were 30,880,435 shares of the registrant’s Common Stock were outstanding.

GreenMan Technologies, Inc.

TABLE OF CONTENTS

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,113,897	$210,080
Accounts receivable, trade, less allowance for doubtful accounts of $96,338 and $96,338 as of December 31, 2008 and September 30, 2008	353,285	1,135,015
Inventory	1,183,456	1,323,748
Other current assets	1,166,780	291,371
Assets related to discontinued operations	--	10,145,282
Total current assets	12,817,418	13,105,496
Property, plant and equipment, net	538,258	551,683
Other assets:
Goodwill	2,289,939	2,289,939
Long term contracts, net	509,438	554,250
Patents, net	108,017	113,433
Other	425,056	425,908
Assets related to discontinued operations	--	6,566,780
Total other assets	3,332,450	9,950,310
	$16,688,126	$23,607,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable, current	$233,558	$506,678
Accounts payable	359,823	782,494
Accrued expenses, other	1,307,871	1,176,408
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	--	534,320
Liabilities related to discontinued operations	--	16,140,322
Total current liabilities	1,969,770	19,208,740
Notes payable, non-current	479,391	482,881
Obligations due under lease settlement, non-current	580,540	580,540
Liabilities related to discontinued operations	--	3,397,258
Total liabilities	3,029,701	23,669,419

Stockholders' deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 30,880,435 shares issued and outstanding at December 31, 2008 and September 30, 2008	308,804	308,804
Additional paid-in capital	38,914,403	38,881,669
Accumulated deficit	(25,564,782)	(39,252,403)
Total stockholders’ equity (deficit)	13,658,425	(61,930)
	$16,688,126	$23,607,489

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Net sales	$662,005	$599,614
Cost of sales	493,160	487,440
Gross profit	168,845	112,174
Operating expenses:
Selling, general and administrative	1,177,400	737,911
Operating loss from continuing operations	(1,008,555)	(625,737)
Other (expense):
Interest and financing costs	(59,055)	(45,431)
Other, net	(9,462)	(19,216)
Other (expense), net	(68,517)	(64,647)
Loss from continuing operations before income taxes	(1,077,072)	(690,384)
Provision for income taxes	456	-
Loss from continuing operations	(1,077,528)	(690,384)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes	14,347,445	--
Income from discontinued operations, net of taxes	417,704	708,288
	14,765,149	708,288
Net income	$13,687,621	$17,904

(Loss) from continuing operations per share – basic	$(0.03)	$(0.02)
Income from discontinued operations per share – basic	0.47	0.02
Net income per share – basic	$0.44	$0.00
Net income per share – diluted	$0.39	$0.00

Weighted average shares outstanding -basic	30,880,435	30,880,435
Weighted average shares outstanding -diluted	35,519,812	35,787,810

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
Three Months Ended December 31, 2008
(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid In Capital	Accumulated Deficit	Total

Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$(61,930)
Compensation expense associated with stock options	--	--	29,166	--	29,166
Value of warrants issued for services rendered	--	--	3,568	--	3,568
Net income for quarter ended December 31, 2008	--	--	--	13,687,621	13,687,621
Balance, December 31, 2008	30,880,435	$308,804	$38,914,403	$(25,564,782)	$13,658,425

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,687,621	$17,904
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Gain on sale of tire recycling operations	(19,847,445)	--
Net settlement income from discontinued operations	(144,420)	--
Deferred income tax application	5,300,000	--
Gain on lease termination	(124,628)	--
(Gain) loss on disposal of property, plant and equipment	--	(11,148)
Depreciation	201,778	346,866
Amortization of deferred interest expense	359,927	129,926
Amortization of customer relationships	890	1,738
Amortization of stock option compensation expense	29,166	28,182
Amortization of patents	5,416	5,417
Amortization of long term contracts	44,812	44,812
Amortization of deferred gain on sale leaseback transaction	(270,228)	(9,146)
Net value of warrants issued	3,568	5,440
Decrease (increase) in assets:
Accounts receivable	607,878	742,479
Product inventory	76,018	(345,820)
Other current assets	(802,785)	(212,090)
Other assets	91,551	(24,756)
Increase (decrease) in liabilities:
Accounts payable	(358,000)	(128,997)
Accrued expenses and other	(255,856)	(170,416)
Net cash (used) provided by operating activities	(1,394,737)	420,391
Cash flows from investing activities:
Purchase of property and equipment	(58,194)	(641,972)
Cash acquired upon purchase of business, net of transaction costs	--	68,571
Proceeds from the sale of tire recycling operations	27,546,652	--
Net cash provided (used) by investing activities	27,488,458	(573,401)
Cash flows from financing activities:
Net activity under line of credit	(3,300,221)	1,002,943
Proceeds from notes payable	--	268,473
Repayment of notes payable	(11,743,074)	(1,023,300)
Repayment of notes payable, related party	(534,320)	--
Principal payments on obligations under capital leases	(1,188,625)	(50,063)
Net cash used by financing activities	(16,766,240)	198,053
Net increase (decrease) in cash and cash equivalents	9,327,481	45,043
Cash and cash equivalents at beginning of period	786,416	376,764
Cash and cash equivalents at end of period	$10,113,897	$421,807

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$--	$244,076
Shares issued in acquisition	--	2,800,000
Interest paid	466,269	319,271
Taxes paid	26,000	80,000

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

1.	Business

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to November 17, 2008, GreenMan was comprised of two business segments, the tire recycling operations and the molded recycled rubber products operations. As described below, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations.

The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form. We were paid a fee to collect, transport and process scrap tires (i.e., collection/processing revenue) in whole or into two inch or smaller rubber chips which were then sold (i.e., product revenue).

On October 1, 2007, we acquired Welch Products, Inc. (“Welch”), a company headquartered in Carlisle, Iowa, which specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber (See Note 4). Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation.

Recent Developments

On September 12, 2008 we executed an asset purchase agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash.  (See Note 5)

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (See Note 5). As a result of the bankruptcy proceedings we relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore  we de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008.

Because we operated our tire recycling assets during only a portion of the fiscal quarter covered by this Report on Form 10Q we have included in this Quarterly Report relevant information on this business segment but have classified their respective assets, liabilities and  results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2008 included in our Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading.  The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year.  In our opinion, all adjustments which are necessary for a fair statement of operating results for the interim periods presented have been made.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

3.	Net Income Per Share

Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).  Diluted net income per share for the three months ended December 31, 2008 and 2007 are as follows:

	2008	2007
Weighted average shares outstanding	30,880,435	30,880,435
Exercisable options and warrants	4,639,377	4,907,375
Weighted average shares, fully diluted	35,519,812	35,787,810
Net (loss) per share – fully diluted from continuing operations	$(0.03)	$(0.02)
Net income per share – fully diluted from discontinued operations	$0.42	$0.02
Net income per share – fully diluted	$0.39	$0.00

The calculation of additional exercisable options and warrants above excludes 5,130,487 and 5,638,383 options and warrants that are outstanding at December 31, 2008 and 2007 respectively, but are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

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

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

4.	Acquisition of Subsidiary – (Continued)

Amortization expense during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Patents	Total
2009	$179,250	$21,667	$200,917
2010	179,250	21,667	200,917
2011	138,938	21,667	160,605
2012	12,000	21,666	33,662
2013 and thereafter	--	16,249	16,249
	$509,438	$102,916	$612,354

The balance of patents at December 31, 2008 includes $5,101 relating to new patent pending activities. Management annually reviews long-lived assets, goodwill and certain identifiable intangibles to evaluate whether events or changes in circumstances indicate an impairment of carrying value.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows (earnings before interest, taxes, depreciation and amortization).  An impairment charge would be recognized when expected future operating cash flows are lower than the carrying value of the assets.

5.	Discontinued Operations

Georgia Operations

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

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed.  On September 30, 2008 we received approval of the Trustee’s Final Report of No Distribution in relation to the Chapter 7 filing and the case is considered closed.  The Trustee's Report of No Distribution certifies that the trustee has performed the duties required of a trustee under 11 U.S.C. Section 704 and has concluded that there are no assets to administer.  As a result of the bankruptcy proceedings all pending litigation was stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of September 30, 2008 resulting in the recognition of non-cash income from discontinued operations of $2,360,930 (net of a deferred income tax expense of $700,000 and change in the deferred tax valuation reserve of an equal amount during the fiscal year ended September 30, 2008.)

The major classes of liabilities associated with Georgia discontinued operations were:

	December 31, 2008	September 30, 2008
Liabilities related to discontinued operations:
Accounts payable	$--	$116,664
Accrued expenses, other	--	163,147
Total liabilities related to discontinued operations	$--	$279,811

During the quarter ended December 31, 2008, we recognized net income from Georgia discontinued operations of approximately $144,000 including approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor (See Note 8).

Tire Recycling Operations

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

5.	Discontinued Operations – (Continued)

approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash.  We recognized a gain on sale of approximately $14.35 million, net of estimated taxes of approximately $5.5 million which is included in gain on sale of discontinued operations.

 We used approximately $16.5 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconcilations.

The major classes of assets and liabilities associated with discontinued tire recycling operations were:

	December 31, 2008	September 30, 2008
Assets related to discontinued operations:
Cash	$--	$576,336
Accounts receivable, net	--	3,019,978
Other current assets	--	1,248,968
Total current assets related to discontinued operations	--	4,845,282
Property, plant and equipment (net)	--	6,399,172
Other	--	167,608
Total other assets related to discontinued operations	--	6,566,780
Total assets related to discontinued operations	$--	$11,412,062

Liabilities related to discontinued operations:
Accounts payable	$--	$1,649,530
Notes payable, current	--	9,566,387
Notes payable, line of credit	--	3,300,221
Accrued expenses, other	--	962,005
Capital leases, current	--	382,368
Total current liabilities related to discontinued operations	--	15,860,511
Notes payable, non-current	--	1,540,150
Capital leases, non-current	--	1,623,325
Deferred gain on sale leaseback transaction, non-current	--	233,783
Total non-current liabilities related to discontinued operations	--	3,397,258
Total liabilities related to discontinued operations	$--	$19,257,769

In conjunction with the sale of our Minnesota tire recycling operations, we terminated a long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the three months ended December 31, 2008. In addition, included in income from discontinued operations for the three months ended December 31, 2008 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the term of the lease.

Net sales and income from discontinued operations for the three months ended December 31 were as follows:

	December 31, 2008	December 31, 2007
Net sales from discontinued operations	$2,977,803	$5,288,484
Income from discontinued operations	417,704	708,288

GreenMan Technologies, Inc.
Condensed Notes To Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2008	September 30, 2008	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	15 years
Machinery and equipment	1,351,234	1,344,377	5 - 7 years
Furniture and fixtures	65,842	65,842	3 - 7 years
Motor vehicles	5,760	5,760	3 - 5 years
	1,882,836	1,875,979
Less accumulated depreciation	(1,344,578)	(1,324,296)
Property, plant and equipment, net	$538,258	$551,683

7.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. All amounts due Laurus under the revolving note ($3,414,754) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business (see Note 5), and this credit facility has been terminated.

8.	Litigation

As previously disclosed substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. Several vendors of this subsidiary commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, two of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

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

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven per the agreement and which are included in income from discontinued operations for the three months ended December 31,2008.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended December 31, 2008 and 2007
(Unaudited)

9.	Stockholders’ Equity

Stock Options

We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2008 Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2008. Effective October 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we continued to use the “simplified method” as allowed under Staff issued SAB 110, for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $29,166 and $28,182 for the three months ended December 31, 2008 and 2007 respectively. The unamortized compensation expense at December 31, 2008 was $461,246 and will be amortized over a weighted average remaining amortizable life of approximately 3.7 years.

During the three months ended December 31, 2008, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

10.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations (see Note 5) and anticipated overall Company results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the three months ended December 31, 2008 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations).  This amount is included in the gain on disposal of discontinued operations during the three months ended December 31, 2008.

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainty of our ability to realize the anticipated benefit given our historical losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we expect to be able to realize the benefit of a portion of our federal net operating loss carry-forwards.  Using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we have recognized a change in the valuation allowance of $5.3 million during the fiscal year ended September 30, 2008 based on the estimated gain associated with the November 2008 sale of our tire recycling operations. This deferred asset was utilized during the quarter ended December 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated our tire recycling assets during only a portion of the fiscal quarter covered by this Report on Form 10Q we have included in this Quarterly Report relevant information on this business segment but have classified their respective assets, liabilities and  results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KSB filed for the fiscal year ended September 30, 2008.

Results of Operations

Three Months ended December 31, 2008 Compared to the Three Months ended December 31, 2007

Net sales from continuing operations for the three months ended December 31, 2008 increased $62,391 or 10% to $662,005 as compared to net sales of $599,614 for the quarter ended December 31, 2007. The increase is primarily attributable to increased playground tile and equipment sales of our Welch subsidiary.

Gross profit for the three months ended December 31, 2008 was $168,845 or 26% of net sales, compared  to $112,174 or 19% of net sales for the three months ended December 31, 2007.  The increase was primarily attributable to higher revenues and reduced overhead costs and headcount.

Selling, general and administrative expenses for the three months ended December 31, 2008 increased $439,489 to $1,177,400 as compared to $737,911 for the three months ended December 31, 2007. The increase was primarily attributable to an increase of $247,000 in professional expenses relating to business development initiatives and the November 2008 sale of our tire recycling operations, an increase of approximately $164,000 in wage and performance based incentives.

Interest and financing expense for the three months ended December 31, 2008 increased $13,624 to $59,055, compared to $45,431 during the three months ended December 31,2007 due to increased borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $387,144 to $1,077,528 for the three months ended December 31, 2008 as compared to $690,384 for the three months ended December 31, 2007.

During the three months ended December 31, 2008 we recognized a gain on sale of discontinued operations net of income taxes ($5.5 million), of $14,347,445 associated with the sale of our tire recycling business in November 2008.  The income from discontinued operations for the three months ended December 31, 2008 relates primarily to the net results of our tire recycling operations including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota. In addition, during the quarter ended December 31, 2008, we recognized income from Georgia discontinued operations of approximately $144,000 including approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor. The income from discontinued operations for the three months ended December 31, 2007 relates to the net results of our tire recycling operations.

 Our net income for the three months ended December 31, 2008 was $13,687,621 or $.39 per basic share as compared to net income of $17,904 or $.00 per basic share for the three months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $10,113,897 in cash and cash equivalents and net working capital of $10,847,648 primarily due to the sale of our tire recycling business in November 2008. We intend to invest a portion of the net proceeds of this transaction to grow our Welch Products' business model nationwide and pursue additional recycling, alternative fuel, alternative energy and other “green” business opportunities through our recently announced subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc. as described below.

Our tire recycling business has historically been the source of substantially all of our revenue and cash flow. While Welch’s revenue have increased 10% during the quarter ended December 31, 2008 and over 90% during fiscal 2008 as compared to fiscal 2007. Welch has not yet reached sustained profitability. Since the date of acquisition, we have made a significant investment in sales and marketing initiatives intended to promote Welch’s patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow from existing operations and achieve profitable status on a sustained basis.

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

We believe we will be able to satisfy our cash requirements through at least fiscal 2010. If Welch is unable to achieve sustained profitability during fiscal 2009 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of our Welch Products business or of new business opportunities. Our credit facility with Laurus Master Fund, Ltd. was terminated in November 2008, and we have not yet established any new credit facility.

The Consolidated Statements of Cash Flows reflect events for the three months ended December 31, 2008 and 2007 as they affect our liquidity. During the three months ended December 31, 2008, net cash used by operating activities was $1,394,737. Our net income for the three months ended December 31, 2008 was $13,687,621, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $641,989 of depreciation and amortization which was offset by an $802,785 increase in other current assets and a decrease of $613,856 in accounts payable and accrued expenses. During the three months ended December 31, 2007, net cash provided by operating activities was $420,391 reflecting net income of $17,904 and the following non-cash expenses and changes to our working capital: $556,941 of depreciation and amortization and a decrease in accounts receivable of $742,479. These changes were offset by a $345,820 increase in product inventory which is not unusual during this seasonally slower quarter and a net decrease in accounts payable and accrued expenses of $299,413.

Net cash provided by investing activities was $27,488,458 for the three months ended December 31, 2008, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million. Net cash used by investing activities was $573,401 for the three months ended December 31, 2007 reflecting the purchase of equipment offset by proceeds of $2,000 and $68,571 of net cash acquired in the Welch transaction.

Net cash used by financing activities was $16,766,240 during the three months ended December 31, 2008, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $ $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt. Net cash provided by financing activities was $198,053 during the three months ended December 31, 2007 reflecting normal debt including the payoff of approximately $467,000 of Welch debt in conjunction with the acquisition and capital lease repayments and an increase in our working capital line of $1,002,943.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices.  Given the largest component of our scrap tire collection and disposal costs is transportation, we had been adversely affected by the significant increases in the cost of fuel. Having sold our scrap tire recycling business, we do not believe that future increases in fuel costs are likely to adversely affect our business. We have generally been unaffected by interest rate declines during the quarter ended December 31, 2008, because our credit facility bore interest at a minimum rate of 8.0%.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 . In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. Several vendors of this subsidiary commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, two of the plaintiffs, representing approximately $900,000 of these claims, have named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

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

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts.

In addition to the foregoing, we are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We conducted a Special Meeting of Stockholders on November 13, 2008.  The matters considered at the meeting and the results for each vote were as follows:

	For	Against	Abstain
Vote 1 – Approve the sale of substantially all of our assets that relate to our scrap tire recycling business (the “Tire Recycling Business”) pursuant to the Asset Purchase Agreement dated September 12, 2008 by and among Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, a wholly owned subsidiary of Liberty Tire Services, LLC, GreenMan and two of our wholly owned subsidiaries, GreenMan Technologies of Iowa, Inc., and GreenMan Technologies of Minnesota, Inc.	21,050,496	51,380	9,195
Vote 2 – Approve one or more adjournments of the Special Meeting, if deemed necessary to facilitate the approval of Proposal No. 1, including to permit the solicitation of additional proxies if there are not sufficient votes at the time of the Special Meeting to establish a quorum or to approve Proposal No.1	21,059,296	42,580	9,195

Item 5.	Other

None.

Item 6.	Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description
2.1 (1)	--
Asset Purchase Agreement among GreenMan Technologies, Inc., Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies of Iowa, Inc., and GreenMan Technologies of Minnesota, Inc., dated September 12, 2008

2.2 (1)	--
Stockholder Voting Agreement among Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies, Inc., GreenMan Technologies of Iowa, Inc., GreenMan Technologies of Minnesota, Inc., Maurice E. Needham, Lyle Jensen, Dr. Allen Kahn, Lew F. Boyd, Nicholas DeBenedictis and Charles E. Coppa, dated September 12, 2008

10.1 *	--	Consulting Agreement among Coastal International, Inc. and GreenMan Technologies, Inc., dated November 18, 2008.
31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________
(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated September 12, 2008 and filed September 17, 2008, and incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By:  /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer

By:  /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer

Dated:  February 17, 2009