Form 10-Q
period 2009-03-31
GREENMAN TECHNOLOGIES INC
filed 2009-05-15
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
205 South Garfield, Carlisle Iowa 50047

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

As of May 15, 2009, there were 30,880,435 shares of the registrant’s Common Stock were outstanding.

GreenMan Technologies, Inc.

TABLE OF CONTENTS

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash	$5,528,228	$210,080
Marketable investments	2,846,933	--
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $96,338 as of March 31, 2009 and September 30, 2008	109,882	1,135,015
Inventory	1,252,073	1,323,748
Other current assets	1,175,601	291,371
Assets related to discontinued operations	--	10,145,282
Total current assets	10,912,717	13,105,496
Property, plant and equipment, net	557,001	551,683
Other assets:
Goodwill	2,289,939	2,289,939
Long term contracts, net	464,625	554,250
Patents, net	97,500	113,433
Other	413,868	425,908
Assets related to discontinued operations	--	6,566,780
Total other assets	3,265,932	9,950,310
	$14,735,650	$23,607,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable, current	$210,274	$506,678
Accounts payable	295,838	782,494
Accrued expenses, other	976,057	1,176,408
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	--	534,320
Liabilities related to discontinued operations	100,000	16,140,322
Total current liabilities	1,650,687	19,208,740
Notes payable, non-current	477,648	482,881
Obligations due under lease settlement, non-current	555,540	580,540
Liabilities related to discontinued operations	--	3,397,258
Total liabilities	2,683,875	23,669,419

Stockholders' deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 30,880,435 shares issued and outstanding at March 31, 2009 and September 30, 2008	308,804	308,804
Additional paid-in capital	38,250,536	38,881,669
Accumulated deficit	(26,481,367)	(39,252,403)
Accumulated other comprehensive loss	(26,198)	--
Total stockholders’ equity (deficit)	12,051,775	(61,930)
	$14,735,650	$23,607,489

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$97,510	$607,872	$759,515	$1,207,486
Cost of sales	208,955	382,071	702,115	869,511
Gross profit	(111,445)	225,801	57,400	337,975
Operating expenses:
Selling, general and administrative	724,516	830,589	1,902,118	1,568,501
Operating (loss) from continuing operations	(835,961)	(604,788)	(1,844,718)	(1,230,526)
Other income (expense):
Interest and financing costs	(13,346)	(26,025)	(72,401)	(71,456
Other, net	32,722	(30,460)	23,461	(49,674
Other (expense), net	19,376	(56,485)	(48,940)	(121,130)
Loss from continuing operations before income taxes	(816,585)	(661,273)	(1,893,658)	(1,351,656)
Provision (benefit) for income taxes	--	(62)	456	--
Loss from continuing operations	(816,585)	(661,211)	(1,894,114)	(1,351,656)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes,	--		14,347,445
(Loss) income from discontinued operations, net of taxes	(100,000)	(218,480)	317,705	489,869
	(100,000)	(218,480)	14,665,150	489,869
Net income (loss)	$(916,585)	$(879,691)	$12,771,036	$(861,787)

(Loss) from continuing operations per share –basic	$(0.03)	$(0.03)	$(0.06)	$(0.04)
Income from discontinued operations per share –basic	--	--	0.47	0.01
Net (loss) income per share –basic	$(0.03)	$(0.03)	$0.41	$(0.03)
Net (loss) income per share –diluted	$(0.03)	$(0.03)	$0.41	$(0.03)

Weighted average shares outstanding -basic	30,880,435	30,880,435	30,880,435	30,880,435
Weighted average shares outstanding -diluted	30,880,435	30,880,435	30,880,435	30,880,435

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Six Months Ended March 31, 2009
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$--	$(61,930)
Repurchase of warrants	--	--	(700,000)	--	--	(700,000)
Compensation expense associated with stock options	--	--	61,731	--	--	61,731
Value of warrants issued for services rendered	--	--	7,136	--	--	7,136
Unrealized loss on marketable investments					(26,198)	(26,198)
Net income for six months ended March 31, 2009	--	--	--	12,771,036	--	12,771,036
Balance, March 31, 2009	30,880,435	$308,804	$38,250,536	$(26,481,367)	$(26,198)	$12,051,775

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$12,771,036	$(861,787)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of tire recycling operations	(19,847,445)	--
Net settlement income from discontinued operations	(144,420)	--
Deferred income tax application	5,300,000	--
Gain on lease termination	(124,628)	--
Gain on disposal of property, plant and equipment	--	(7,703)
Depreciation	224,368	701,884
Amortization of deferred interest expense	359,927	259,852
Amortization of customer relationships	890	3,475
Amortization of stock option compensation expense	61,731	75,564
Amortization of patents	15,933	10,834
Amortization of long term contracts	89,625	89,625
Amortization of deferred gain on sale leaseback transaction	(270,228)	(18,293)
Net value of warrants issued	7,136	9,008
Decrease (increase) in assets:
Accounts receivable	851,281	1,085,205
Product inventory	7,401	(1,194,726)
Other current assets	(811,606)	(135,714)
Other assets	102,739	(24,687)
Increase (decrease) in liabilities:
Accounts payable	(421,985)	(164,883)
Accrued expenses and other	(512,670)	(74,602)
Net cash used in operating activities	(2,340,915)	(246,948)
Cash flows from investing activities:
Purchase of property and equipment	(99,527)	(933,649)
Purchase of marketable investments	(2,873,131)	--
Purchase of warrants	(700,000)	--
Cash acquired upon purchase of business, net of transaction costs	--	68,571
Proceeds from the sale of tire recycling operations	27,546,652	2,000
Net cash provided by (used in) investing activities	23,873,994	(863,078)
Cash flows from financing activities:
Net activity under line of credit	(3,300,221)	2,354,652
Proceeds from notes payable	--	501,128
Repayment of notes payable	(11,768,101)	(1,418,896)
Repayment of notes payable, related party	(534,320)	--
Principal payments on obligations under capital leases	(1,188,625)	(116,274)
Net cash (used in) provided by financing activities	(16,791,267)	1,320,610
Net increase in cash	4,741,812	215.584
Cash and cash equivalents at beginning of period	786,416	376,764
Cash and cash equivalents at end of period	$5,528,228	$587,348

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$--	$413,954
Unrealized loss on marketable investments	26,198	--
Shares issued in acquisition	--	2,800,000
Interest paid	470,013	688,654
Taxes paid	12,865	79,939

See accompanying condensed notes to unaudited consolidated financial statements.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
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

On October 1, 2007, we acquired Welch Products, Inc. (“Welch”), a company headquartered in Carlisle, Iowa, which specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber (See Note 5). Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation.  In March 2009, we changed the name of our Welch Products Inc. subsidiary to Green Tech Products, Inc. (“Green Tech Products”) which better reflects the nature of their new product-line extension strategy beyond playground safety tiles and equipment. We are currently evaluating additional recycled molded products that may be used in applications such as highway anti-vegetation and field-turf encasement projects.

Recent Developments

On September 12, 2008 we executed an asset purchase agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash.  (See Note 6)

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (See Note 6). As a result of the bankruptcy proceedings we relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore  we de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008.

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

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

3.	Marketable Investments

GreenMan invests excess cash in marketable investments, including highly-liquid debt instruments of the United States Government and its agencies and high-quality corporate debt instruments.  All highly-liquid investments with an original maturity of more than three months at original purchase price are considered investments available for sale.

GreenMan evaluates its marketable investments periodically for possible other-than-temporary impairment and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable security for a period of time which may be sufficient for anticipated recovery in market value.  The Company records impairment charges equal to the amount that the carrying value of the available-for-sale investments exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate.  The fair value for all investments is determined based on quoted market prices as of the valuation date as available.

Effective October 1, 2008, GreenMan adopted  SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board of FASB issued FSAB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principal and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of  unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to the Company’s financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS No. 157, the following table represents that fair value hierarchy for the Company’s financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009:

Description:	Level 1
Marketable investments	$ 2,846,933

 During the three months ended March 31, 2009, we recorded an unrealized loss of $26,198 which is shown as a reduction to stockholder’s equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss at which time we will record the loss in our statement of operations.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

4.	Net Income Per Share

Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   As the Company incurred losses from continuing operations for the three and six months ending March 31, 2009 and 2008, potential common shares included in a diluted earnings per share computation would result in an anti-dilutive per-share amount, therefore, no diluted earnings share is presented.

5.	Acquisition of Subsidiary

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

Included in other current and long term assets are lease receivables which bear interest at rates ranging from 1.99% to 5.5% per annum.

In March 2009, we changed the name of our Welch Products Inc. subsidiary to Green Tech Products, Inc. (See Note 1).

Amortization expense during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Patents	Total
2010	$179,250	$21,667	$200,917
2011	179,250	21,667	200,917
2012	98,625	21,667	120,292
2013	7,500	21,667	29,167
2014 and thereafter	--	10,832	10,832
	$464,625	$97,500	$562,125

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

5.	Acquisition of Subsidiary – (Continued)

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

6.	Discontinued Operations

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

The major classes of liabilities associated with Georgia discontinued operations were:

	March 31, 2009	September 30, 2008
Liabilities related to discontinued operations:
Accounts payable	$--	$116,664
Accrued expenses, other	100,000	163,147
Total liabilities related to discontinued operations	$100,000	$279,811

During the six months ended March 31, 2009, we recognized net income from Georgia discontinued operations of approximately $44,000 including income of approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor. During the three and six months ended March 31, 2009 we recognized an expense of $100,000 associated with an April 2009 settlement agreement with a former Georgia vendor (See Note 9).

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

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

6.	Discontinued Operations – (Continued)

The major classes of assets and liabilities associated with discontinued tire recycling operations were:

	March 31, 2009	September 30, 2008
Assets related to discontinued operations:
Cash	$--	$576,336
Accounts receivable, net	--	3,019,978
Deferred income tax asset	--	5,300,000
Other current assets	--	1,248,968
Total current assets related to discontinued operations	--	10,145,282
Property, plant and equipment (net)	--	6,399,172
Other	--	167,608
Total other assets related to discontinued operations	--	6,566,780
Total assets related to discontinued operations	$--	$16,712,062

Liabilities related to discontinued operations:
Accounts payable	$--	$1,649,530
Notes payable, current	--	9,566,387
Notes payable, line of credit	--	3,300,221
Accrued expenses, other	--	962,005
Capital leases, current	--	382,368
Total current liabilities related to discontinued operations	--	15,860,511
Notes payable, non-current	--	1,540,150
Capital leases, non-current	--	1,623,325
Deferred gain on sale leaseback transaction, non-current	--	233,783
Total non-current liabilities related to discontinued operations	--	3,397,258
Total liabilities related to discontinued operations	$--	$19,257,769

In conjunction with the sale of our Minnesota tire recycling operations, we terminated a long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the six months ended March 31, 2009. In addition, included in income from discontinued operations for the six months ended March 31, 2009 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the term of the lease.

Net sales and income (loss) from discontinued tire recycling operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net sales from discontinued operations	$--	$3,549,175	$--	$8,777,968
Income (loss) from discontinued operations	--	(218,480)	14,620,730	489,869

7.	Inventory

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

	March 31, 2009	September 30, 2008
Raw materials	$85,736	$118,530
Finished goods	1,166,337	1,205,218
Total inventory	$1,252,073	$1,323,748

GreenMan Technologies, Inc.
Condensed Notes To Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2009	September 30, 2008	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	15 years
Machinery and equipment	1,357,590	1,344,377	5 - 7 years
Furniture and fixtures	59,954	65,842	3 - 7 years
Motor vehicles	31,169	5,760	3 - 5 years
	1,908,713	1,875,979
Less accumulated depreciation	(1,351,712)	(1,324,296)
Property, plant and equipment, net	$557,001	$551,683

9.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. All amounts due Laurus under the revolving note ($3,414,754) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business (see Note 6), and this credit facility has been terminated.

10.	Litigation

As previously disclosed substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. Several vendors of this subsidiary commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries.  Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, two of the plaintiffs, representing approximately $900,000 of these claims named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

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

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven per the agreement and which are included in income from discontinued operations for the six months ended March 31, 2009.

Management determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on the only remaining Georgia legal action involving GreenMan and on April 15, 2009 executed a settlement and general release agreement with plaintiff in return for a payment of $100,000. The $100,000 settlement is included in loss from discontinued operations for the three months ended March 31,2009.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended March 31, 2009 and 2008
(Unaudited)

11.	Stockholders’ Equity

Stock Options

We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our 2008 Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2008. Effective October 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we continued to use the “simplified method” as allowed under Staff issued SAB 110, for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $32,565 and $61,731 for the three and six months ended March 31, 2009, respectively and $47,373 and $75,564 for the three and six months ended March 31, 2008, respectively. The unamortized compensation expense at March 31, 2009 was $428,681 and will be amortized over a weighted average remaining amortizable life of approximately 3.4 years.

There were no options granted during the three months ended March 31, 2009. During the six months ended March 31, 2009, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

On March 24, 2009 the Company purchased and retired warrants to purchase 4,811,905 shares of common stock at an exercise price of $.01 per share held by its former secured lender, Laurus Master Fund, Ltd for $700,000 in cash, or approximately $0.145 per share.

12.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations (see Note 6) and anticipated overall Company results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the three months ended December 31, 2008 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations).  This amount is included in the gain on disposal of discontinued operations during the six months ended March 31, 2009.

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

13.	Related Party Transactions

On November 18, 2008 we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our audit committee.  The Company is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. Consequently, our actual results may differ materially from our predictions. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB filed for the fiscal year ended September 30, 2008.

Overview

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

Results of Operations

Three Months ended March 31, 2009 Compared to the Three Months ended March 31, 2008

Net sales from continuing operations for the three months ended March 31, 2009 decreased $510,362 or 84% to $97,510 as compared to net sales of $607,872 for the six months ended March 31, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western regions of the United States. A majority of our revenue is derived from specific one time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. In addition, our quarter ended March 31 is our seasonally slowest quarter due to weather related factors which preclude the installation of playground tiles and equipment during the colder winter months, especially in the Midwestern region.

Due to lower revenue and playground tile production during the three months ended March 31, 2009 we incurred a negative gross profit of  $111,445 compared to a positive gross profit of $225,801 or 37% of net sales for the three months ended March 31, 2008. Due to anticipated seasonally slower tile sales and adequate existing product inventory levels, management decided to produce a minimal amount of playground tiles during the quarter ended March 31, 2009. As a result, we were unable to fully absorb all manufacturing overhead costs resulting in a negative gross profit during the three months ended March 31, 2009.

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased $106,073 to $724,516 as compared to $830,589 for the three months ended March 31, 2008. The decrease was primarily attributable to reduced travel, marketing and sales related costs.

Interest and financing expense for the three months ended March 31, 2009 decreased $12,679 to $13,346, compared to $26,025 during the three months ended March 31, 2008 due to decreased borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $155,374 to $816,585 for the three months ended March 31, 2009 as compared to $661,211 for the three months ended March 31, 2008.

During the quarter ended March 31, 2009, we recognized a loss from Georgia discontinued operations of $100,000 associated with settlement agreement with a former Georgia vendor. The loss from discontinued operations for the three months ended March 31, 2008 relates to the net results of our tire recycling.

Our net loss for the three months ended March 31, 2009 was $916,585 or $.03 per basic share as compared to a net loss of $879,691 or $.03 per basic share for the three months ended March 31, 2008.

Six Months ended March 31, 2009 Compared to the Six Months ended March 31, 2008

Net sales from continuing operations for the six months ended March 31, 2009 decreased $447,971 or 37% to $759,515 as compared to net sales of $1,207,486 for the six months ended March 31, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western parts of the United States of during our seasonally slower second quarter. A majority of our revenue is derived from specific one time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. In addition, our quarter ended March 31 is our seasonally slowest quarter due to weather related factors which preclude the installation of playground tiles and equipment during the colder winter months, especially in the Midwestern region.

Due to lower revenue and playground tile production during the three months ended March 31, 2009 our gross profit was $57,400 or 8% of net sales compared to a gross profit of $337,975 or 28% of net sales for the six months ended March 31, 2008. Due to anticipated seasonally slower tile sales during the quarter ended March 31, 2009 and adequate existing product inventory levels, management decided to produce a minimal amount of playground tiles during the quarter ended March 31, 2009. As a result, we were unable to fully absorb all manufacturing overhead costs which negatively impacted our gross profit for the six months ended March 31, 2009.

Selling, general and administrative expenses for the six months ended March 31, 2009 increased $333,617 to $1,902,118 as compared to $1,568,501 for the six months ended March 31, 2008. The increase was primarily attributable to an increase of $247,000 in professional expenses relating to business development initiatives and the November 2008 sale of our tire recycling operations and an increase of approximately $164,000 in wage and performance based incentives. These increases were partially offset by reduced travel, marketing and sales related costs.

Interest and financing expense for the six months ended March 31, 2009 increased slightly to $72,401, compared to $71,456 during the six months ended March 31, 2008.

As a result of the foregoing, our loss from continuing operations after income taxes increased $542,458 to $1,894,114 for the six months ended March 31, 2009 as compared to $1,351,656 for the six months ended March 31, 2008.

During the six months ended March 31, 2009 we recognized a gain on sale of discontinued operations net of income taxes ($5.5 million), of $14,347,445 associated with the sale of our tire recycling business in November 2008.  The income from discontinued operations for the six months ended March 31, 2009 relates primarily to the net results of our tire recycling operations including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota. In addition, during the six months ended March 31, 2009, we recognized income from Georgia discontinued operations of approximately $44,000 relating to the net effects of two settlement agreements with two former Georgia vendors. The income from discontinued operations for the six months ended March 31, 2008 relates to the net results of our tire recycling operations.

Our net income for the six months ended March 31,2009 was $12,771,036 or $.41 per basic share as compared to a net loss of $861,787 or $.03 per basic share for the six months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $8,375,161 in cash and cash equivalents, marketable investments and net working capital of $9,262,030 primarily due to the sale of our tire recycling business in November 2008. We intend to invest a portion of the net proceeds of this transaction to grow our Green Tech Products (formerly Welch Products) business model nationwide and pursue additional recycling, alternative fuel, alternative energy and other “green” business opportunities through our recently announced subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc. as described below.

Our tire recycling business has historically been the source of substantially all of our revenue and cash flow. Green Tech Products (formerly Welch Products) has not yet reached sustained profitability. Since the date of acquisition, we have made a significant investment in sales and marketing initiatives intended to promote Green Tech Products (formerly Welch Products) patented products and establish market presence. We understand our continued existence is dependent on our ability to generate positive operating cash flow from existing operations and achieve profitable status on a sustained basis.

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

We believe we will be able to satisfy our cash requirements through at least fiscal 2010. If Green Tech Products (formerly Welch Products) is unable to achieve sustained profitability during fiscal 2009 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of our Welch Products business or of new business opportunities. Our credit facility with Laurus Master Fund, Ltd. was terminated in November 2008, and we have not yet established any new credit facility.

The Consolidated Statements of Cash Flows reflect events for the six months ended March 31, 2009 and 2008 as they affect our liquidity. During the six months ended March 31, 2009, net cash used by operating activities was $2,340,915. Our net income for the six months ended March 31, 2009 was $12,771,036, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $690,744 of depreciation and amortization which was offset by an $811,606 increase in other current assets and a decrease of $934,655 in accounts payable and accrued expenses. During the six months ended March 31, 2008, net cash provided by operating activities was $420,391 reflecting net income of $17,904 and the following non-cash expenses and changes to our working capital: $556,941 of depreciation and amortization and a decrease in accounts receivable of $742,479. These changes were offset by a $345,820 increase in product inventory which is not unusual during this seasonally slower quarter and a net decrease in accounts payable and accrued expenses of $299,413.

Net cash provided by investing activities was $23,754,716 for the six months ended March 31, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million. During the six months ended March 31, 2009, we purchased $3 million of marketable investments and used $700,000 to purchase warrants from our former secured lender to purchase approximately 4.8 million shares of our common stock.  Net cash used by investing activities was $573,401 for the six months ended March 31, 2008 reflecting the purchase of equipment offset by proceeds of $2,000 and $68,571 of net cash acquired in the Green Tech Products (formerly Welch Products) transaction.

Net cash used by financing activities was $16,791,267 during the six months ended March 31, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $ $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt. Net cash provided by financing activities was $198,053 during the six months ended March 31, 2009 reflecting normal debt including the payoff of approximately $467,000 of Green Tech Products (formerly Welch Products) debt in conjunction with the acquisition and capital lease repayments and an increase in our working capital line of $1,002,943.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4T.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements

Item 1A.   Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other

None.

Item 6.   Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

10.2 *	--	Warrant and option purchase agreement between GreenMan Technologies, Inc., a Delaware corporation and PSource Structured Debt Ltd., dated March 24, 2009.

31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By:  /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer

By:  /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer

Dated:  May 15, 2009