Form 10-Q
period 2009-06-30
GREENMAN TECHNOLOGIES INC
filed 2009-08-12
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-13776

GreenMan Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0724248 (I.R.S. Employer Identification No.)

205 South Garfield, Carlisle, Iowa (Address of principal executive offices)	50047 (Zip Code)

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

As of August 12, 2009, there were 33,052,310 shares of the registrant’s Common Stock were outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,723,110	$210,080
Marketable investments	2,844,089	—
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $96,338 as of June 30, 2009 and September 30, 2008	237,758	1,135,015
Inventory	1,395,307	1,323,748
Other current assets	916,769	291,371
Assets related to discontinued operations	—	10,145,282
Total current assets	10,117,033	13,105,496
Property, plant and equipment, net	540,453	551,683
Other assets:
Goodwill	2,289,939	2,289,939
Long term contracts, net	919,813	554,250
Patents, net	92,195	113,433
Other	671,729	425,908
Assets related to discontinued operations	—	6,566,780
Total other assets	3,973,676	9,950,310
	$14,631,162	$23,607,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable, current	$240,864	$506,678
Accounts payable	412,504	782,494
Accrued expenses, other	781,063	1,176,408
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	—	534,320
Liabilities related to discontinued operations	—	16,140,322
Total current liabilities	1,502,949	19,208,740
Notes payable, non-current	673,116	482,881
Obligations due under lease settlement, non-current	505,540	580,540
Liabilities related to discontinued operations	—	3,397,258
Total liabilities	2,681,605	23,669,419

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 33,052,310 shares and 30,880,435 issued and outstanding at June 30, 2009 and September 30, 2008	330,523	308,804
Additional paid-in capital	38,817,953	38,881,669
Accumulated deficit	(27,169,887)	(39,252,403)
Accumulated other comprehensive loss	(29,032)	—
Total stockholders’ equity (deficit)	11,949,557	(61,930)
	$14,631,162	$23,607,489

See accompanying condensed notes to unaudited interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$451,474	$886,110	$1,210,989	$2,093,596
Cost of sales	305,990	601,341	1,008,105	1,470,852
Gross profit	145,484	284,769	202,884	622,744
Operating expenses:
Selling, general and administrative	902,933	734,001	2,805,052	2,302,502
Operating loss from continuing operations	(757,449)	(449,232)	(2,602,168)	(1,679,758)
Other income (expense):
Interest and financing costs	(15,435)	(42,575)	(87,836)	(114,031)
Other, net	46,957	(27,126)	70,419	(76,800)
Other income (expense), net	31,522	(69,701)	(17,417)	(190,831)
Loss from continuing operations before income taxes	(725,927)	(518,933)	(2,619,585)	(1,870,589)
Provision for income taxes	—	—	456	—
Loss from continuing operations	(725,927)	(518,933)	(2,620,041)	(1,870,589)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes,	65,171		14,412,616
Income (loss) from discontinued operations, net of taxes	(27,767)	3,511,383	289,941	4,001,252
	37,404	3,511,383	14,702,557	4,001,252
Net income (loss)	$(688,523)	$2,992,450	$12,082,516	$2,130,663

Loss from continuing operations per share –basic	$(0.02)	$(0.02)	$(0.08)	$(0.06)
Income from discontinued operations per share –basic	—	0.12	0.47	0.13
Net (loss) income per share – basic	$(0.02)	$0.10	$0.39	$0.07
Net (loss) income per share – diluted	$(0.02)	$0.08	$0.39	$0.06

Weighted average shares outstanding - basic	31,170,098	30,880,435	30,976,637	30,880,435
Weighted average shares outstanding - diluted	31,170,098	35,497,427	30,976,637	35,558,341

See accompanying condensed notes to unaudited interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Nine Months Ended June 30, 2009
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$—	$(61,930)
Repurchase of warrants	—	—	(700,000)	—	—	(700,000)
Compensation expense associated with stock options	—	—	114,800	—	—	114,800
Value of warrants issued for services rendered	—	—	10,703	—	—	10,703
Unrealized loss on marketable investments					(29,032)	(29,032)
Common stock returned per settlement agreement	(78,125)	(781)	(24,219)		—	(25,000)
Common stock issued for services rendered	250,000	2,500	55,000		—	57,500
Common stock issued for license agreement	2,000,000	20,000	480,000		—	500,000
Net income for nine months ended June 30, 2009	—	—	—	12,082,516	—	12,082,516
Balance, June 30, 2009	33,052,310	$330,523	$38,817,953	$(27,169,887)	$(29,032)	$11,949,557

See accompanying condensed notes to unaudited interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,082,516	$2,130,663
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of tire recycling operations	(19,847,445)	—
Gain on deconsolidation of Georgia operations		(2,360,930)
Net settlement income from discontinued operations	(144,420)	—
Deferred income tax application	5,300,000	—
Gain on lease termination	(124,628)	—
Gain on disposal of property, plant and equipment	—	(26,311)
Gain on return of escrowed shares	(25,000)	—
Shares issued for services rendered	57,500	—
Depreciation	240,274	1,062,415
Amortization of deferred interest expense	359,927	5,213
Amortization of customer relationships	890	103,746
Amortization of stock option compensation expense	114,800	16,250
Amortization of patents	21,237	134,437
Amortization of long term contracts	134,437	389,076
Amortization of deferred gain on sale leaseback transaction	(270,228)	(27,404)
Net value of warrants issued	10,704	12,576
Decrease (increase) in assets:
Accounts receivable	723,405	(659,386)
Product inventory	(135,833)	(1,338,177)
Other current assets	(552,774)	(181,283)
Other assets	(155,122)	(17,185)
Increase (decrease) in liabilities:
Accounts payable	(305,319)	206,563
Accrued expenses and other	(857,664)	190,432
Net cash used in operating activities	(3,372,743)	(359,305)
Cash flows from investing activities:
Purchase of property and equipment	(98,865)	(1,312,010)
Purchase of marketable investments	(2,873,141)	—
Purchase of warrants	(700,000)	—
Cash acquired upon purchase of business, net of transaction costs	—	68,571
Proceeds on sale of equipment	—	2,000
Proceeds from the sale of tire recycling operations	27,546,652	—
Net cash provided by (used in) investing activities	23,874,646	(1,241,439)
Cash flows from financing activities:
Net activity under line of credit	(3,300,221)	2,999,662
Proceeds from notes payable	250,000	815,889
Repayment of notes payable	(11,792,043)	(1,854,450)
Repayment of notes payable, related party	(534,320)	—
Principal payments on obligations under capital leases	(1,188,625)	(194,064)
Net cash (used in) provided by financing activities	(16,565,209)	1,767,037
Net increase in cash and cash equivalents	3,936,694	166,293
Cash and cash equivalents at beginning of period	786,416	376,764
Cash and cash equivalents at end of period	$4,723,110	$543,057

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$—	$603,756
Unrealized loss on marketable investments	29,032	—
Shares issued in acquisition	—	2,800,000
Interest paid	477,890	1,031,656
Taxes paid	310,949	82,323

See accompanying condensed notes to unaudited interim consolidated financial statements

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
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

On October 1, 2007, we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber (see Note 5). Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Through its prior acquisition of Playtribe, Inc., Welch also provides innovative playground design, equipment and installation. In March 2009, we changed Welch’s name to Green Tech Products, Inc. which better reflects the nature of its new product-line extension strategy beyond playground safety tiles and equipment. We are currently evaluating additional recycled molded products that may be used in applications such as highway anti-vegetation and field-turf encasement projects.

Recent Developments

On September 12, 2008 we executed an asset purchase agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash. (See Note 6)

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% diesel fuel depending on the circumstances. In conjunction with executing the license agreement, we issued American Power Group two million shares of our common stock, valued at $500,000 (based on the value of our stock on the date of the license) and subject to a one-year lock-up and certain escrow provisions. In addition, we will be required to pay royalties to American Power Group upon the sales of dual fuel products and services. (see Notes 9 and 15)

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (see Note 6). As a result of the bankruptcy proceedings we relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore we de-consolidated substantially all remaining obligations from our financial statements as of June 30, 2008.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

2.	Basis of Presentation – (Continued)

Because we operated our tire recycling assets during only a portion of the fiscal year we have included in this report relevant information on this business segment but have classified their respective assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

GreenMan evaluates its marketable investments periodically for possible other-than-temporary impairment and reviews factors such as length of time to maturity, the extent to which fair value has been below cost basis and the Company’s intent and ability to hold the marketable investments for a period of time which may be sufficient for anticipated recovery in market value. We recorded impairment charges equal to the amount that the carrying value of the available-for-sale investments exceeds the estimated fair market value of the investments as of the evaluation date, if appropriate. The fair value for all investments is determined based on quoted market prices as of the valuation date as available.

Effective January 1, 2008, GreenMan adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

3.	Marketable Investments – (Continued)

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS No. 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009:

Description:	Level 1
Marketable investments	$ 2,844,089

During the nine months ended June 30, 2009, we recorded an unrealized loss of $29,032 which is shown as a reduction to stockholders’ equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss at which time we will record the loss in our statement of operations.

4.	Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method). As we incurred losses from continuing operations for the three and nine months ending June 30, 2009 and 2008, potential common shares included in a diluted earnings per share computation would result in an anti-dilutive per-share amount, therefore, no diluted earnings per share is presented.

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

The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,000 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5-year term) based on an analysis of the discounted future net cash flows of the contracts. In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents. The value assigned to the long-term contracts is being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months. In April 2009, the former Welch shareholders returned 78,125 shares of our common stock valued at $25,000 pursuant to the indemnification terms of the October 1, 2008 asset purchase agreement. The $25,000 is included in other income for the quarter ended June 30, 2009. We subsequently retired the shares.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

5.	Acquisition of Subsidiary – (Continued)

Included in other current and long term assets are lease receivables which bear interest at rates ranging from 1.99% to 5.5% per annum.

In March 2009, we changed the name of our Welch Products Inc. subsidiary to Green Tech Products, Inc. (see Note 1).

Amortization expense during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Patents	Total
2010	$179,250	$21,667	$200,917
2011	179,250	21,667	200,917
2012	58,310	21,667	79,977
2013	3,000	21,667	24,667
2014 and thereafter	—	5,527	5,527
	$419,810	$92,195	$512,005

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

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed. On September 30, 2008 we received approval of the Trustee’s Final Report of No Distribution in relation to the Chapter 7 filing and the case is considered closed. The Trustee's Report of No Distribution certifies that the trustee has performed the duties required of a trustee under 11 U.S.C. Section 704 and has concluded that there are no assets to administer. As a result of the bankruptcy proceedings we de-consolidated substantially all remaining obligations from our financial statements as of June 30, 2008 resulting in a one-time, pre-tax non-cash gain of $2,360,930 which is reflected as income from discontinued operations for the three and nine months ended June 30, 2008.

The major classes of liabilities associated with Georgia discontinued operations were:

	June 30, 2009	September 30, 2008
Liabilities related to discontinued operations:
Accounts payable	$—	$116,664
Accrued expenses, other	—	163,147
Total liabilities related to discontinued operations	$—	$279,811

During the nine months ended June 30, 2009, we recognized net income from Georgia discontinued operations of approximately $38,000 including income of approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor and an expense of $106,564 associated with an April 2009 settlement agreement, including legal fees with a former Georgia vendor (see Note 11).

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

6.	Discontinued Operations – (Continued)

Tire Recycling Operations

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash. We recognized a gain on sale of approximately $14.35 million, net of estimated taxes of approximately $5.5 million which is included in gain on sale of discontinued operations. During the quarter ended June 30, 2009 we received an additional $170,000 from Liberty upon completion of the final asset and liability reconciliation and recognized an additional gain on the disposal of discontinued operations of $43,729 during the three months ended June 30, 2009.

We used approximately $16.5 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconciliations.

The major classes of assets and liabilities associated with discontinued tire recycling operations were:

	June 30, 2009	September 30, 2008
Assets related to discontinued operations:
Cash	$—	$576,336
Accounts receivable, net	—	3,019,978
Deferred income tax asset	—	5,300,000
Other current assets	—	1,248,968
Total current assets related to discontinued operations	—	10,145,282
Property, plant and equipment (net)	—	6,399,172
Other	—	167,608
Total other assets related to discontinued operations	—	6,566,780
Total assets related to discontinued operations	$—	$16,712,062

Liabilities related to discontinued operations:
Accounts payable	$—	$1,649,530
Notes payable, current	—	9,566,387
Notes payable, line of credit	—	3,300,221
Accrued expenses, other	—	962,005
Capital leases, current	—	382,368
Total current liabilities related to discontinued operations	—	15,860,511
Notes payable, non-current	—	1,540,150
Capital leases, non-current	—	1,623,325
Deferred gain on sale leaseback transaction, non-current	—	233,783
Total non-current liabilities related to discontinued operations	—	3,397,258
Total liabilities related to discontinued operations	$—	$19,257,769

In conjunction with the sale of our Minnesota tire recycling operations, we terminated a long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the nine months ended June 30, 2009. In addition, included in income from discontinued operations for the nine months ended June 30, 2009 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the term of the lease.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

6.	Discontinued Operations – (Continued)

Net sales and income (loss) from discontinued tire recycling operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net sales from discontinued operations	$—	$6,671,451	$—	$15,616,828
Income (loss) from discontinued operations	37,404	1,150,453	14,664,458	1,692,781

7.	Inventory

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

	June 30, 2009	September 30, 2008
Raw materials	$78,730	$118,530
Finished goods	1,316,577	1,205,218
Total inventory	$1,395,307	$1,323,748

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2009	September 30, 2008	Estimated Useful Lives
Land	$175,000	$175,000	—
Buildings and improvements	285,000	285,000	15 years
Machinery and equipment	1,356,948	1,344,377	5 - 7 years
Furniture and fixtures	59,954	65,842	3 - 7 years
Motor vehicles	31,169	5,760	3 - 5 years
	1,908,071	1,875,979
Less accumulated depreciation	(1,367,618)	(1,324,296)
Property, plant and equipment, net	$540,453	$551,683

9.	Dual Fuel License Agreement

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. In conjunction with executing the license agreement, we issued American Power Group two million shares of our common stock, valued at $500,000 (based on the value of our stock on the date of the license) and subject to a one-year lock-up and certain escrow provisions. In addition, we will be required to pay royalties to American Power Group upon the sales of dual fuel products and services.

We believe that American Power Group’s fuel technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines estimated to be in the millions in both the U.S. and internationally. The stationary market includes primary and backup diesel power generation for hospitals, critical care facilities, cold storage warehouses, data centers, financial centers and exchanges and government facilities, while vehicular applications include school buses, public transit, refuse haulers, commercial route fleets, government vehicles, and short-haul trains.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

9.	Dual Fuel License Agreement – (Continued)

On May 14, 2009, we loaned American Power Group $250,000 under a 24 month secured promissory note bearing interest at 5% with interest only due for the first six months with the balance (including interest) amortized in monthly payments of principal and interest over an eighteen month period commencing in November 2009. This note was assumed as part of the July 27, 2009 acquisition of substantially all of American Power Group’s remaining assets. (see Note 15)

10.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. All amounts due Laurus under the revolving note ($3.4 million) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business (see Note 6), and this credit facility has been terminated.

11.	Litigation

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

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven per the agreement and which are included in income from discontinued operations for the nine months ended June 30, 2009. On April 15, 2009, we settled the only remaining Georgia legal action involving GreenMan, executing a settlement and general release agreement with the plaintiff in return for a payment of $100,000, which is included in the loss from discontinued operations for the nine months ended June 30, 2009.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

12.	Stockholders’ Equity

Stock Options

We maintain stock-based compensation plans, which are described more fully in Note 11 to the consolidated financial statements in our Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2008. Effective October 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we continued to use the “simplified method” as allowed under Staff issued SAB 110, for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $53,069 and $114,800 for the three and nine months ended June 30, 2009, respectively and $28,183 and $103,750 for the three and nine months ended June 30, 2008, respectively. The unamortized compensation expense at June 30, 2009 was $486,366 and will be amortized over a weighted average remaining amortizable life of approximately 4.7 years.

In November 2008, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

On March 24, 2009 we purchased and retired warrants to purchase 4,811,905 shares of common stock at an exercise price of $.01 per share held by its former secured lender, Laurus Master Fund, Ltd for $700,000 in cash, or approximately $0.145 per share.

In June 2009, we granted options to our directors and management to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $.23 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant with the exception of an option to purchase 100,000 shares granted to our Chief Executive Officer which are immediately exercisable pursuant to the terms of his employment agreement. The fair value of the options at the date of grant in aggregate was $110,754 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

In June 2009, the Board of Directors approved the issuance of 250,000 shares of unregistered GreenMan common stock as restricted stock awards to our directors and management in recognition of past services and recorded a $75,000 expense (assigned fair value based on closing bid price plus the anticipated income tax affect) associated with the issuance of these shares during the quarter ended June 30, 2009. All recipients have agreed to hold the shares for a minimum of 18 months after issuance.

13.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations (see Note 6) and anticipated overall results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the nine months ended June 30, 2009 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations). This amount is included in the gain on disposal of discontinued operations during the nine months ended June 30, 2009.

GreenMan Technologies, Inc.
Condensed Notes to Interim Consolidated Financial Statements
Quarter Ended June 30, 2009 and 2008
(Unaudited)

13.	Income Taxes – (Continued)

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

14.	Related Party Transactions

On November 18, 2008 we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our audit committee. The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine.

15.	Subsequent Events

American Power Group Acquisition

On July 27, 2009, GreenMan and its wholly owned subsidiary GreenMan Alternative Energy, Inc. entered into an agreement with American Power Group, Inc., an Iowa corporation underwhich GreenMan Alternative Energy purchased substantially all of American Power Group’s assets (excluding its patent) which we had licensed on June 17, 2009, under an exclusive license agreement with American Power Group. (see Note 9)

Subject to the adjustment described below, the consideration for the acquisition consisted of (i) approximately $850,000 in cash (financed by a local bank through short term debt), which was used by American Power Group to retire indebtedness to a bank, (ii) loans of approximately $611,000 from GreenMan to American Power Group (including the $250,000 loan described in Note 9 and an additional loan of $361,000 made on the closing date), which loans were also assumed by GreenMan Alternative Energy and will be eliminated as intercompany loans in consolidation subsequent to the acquisition, and (iii) the assumption by GreenMan Alternative Energy of approximately $415,000 of American Power Group’s accounts payable and other liabilities to third parties.

The acquisition will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and accordingly the results of American Power Group’s operations since the date of acquisition are included in our consolidated financial statements. The total purchase price of $1,880,000 is as follows:

Total identifiable assets acquired	$ 1,380,000
Total identifiable liabilities acquired	$ 1,880,000

    The total consideration paid exceeded the fair value of the net assets acquired by $500,000 resulting in the recognition if $500,000 of intangibles which will be allocated to technology acquired and goodwill. The assets acquired include a promissory note from American Power Group of $531,000 to GreenMan and bearing interest at the rate of 5.5% per annum. This note is subject to adjustment based on the difference between the assets acquired and the consideration given. The note is due in a single, lump sum payment on July 27, 2013; provided, however, that 7% of any royalties due from time to time to American Power Group under the technology license agreement (see Note 9) will be paid over to GreenMan Alternative Energy rather than to American Power Group and will be considered prepayments of the promissory note.

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

Overview

As described in Item 1, above, as a result of the bankruptcy proceedings involving our GreenMan Technologies of Georgia, Inc. subsidiary, we de-consolidated substantially all of our Georgia subsidiary’s remaining obligations from our financial statements as of September 30, 2008.

Also as described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated our tire recycling assets during only a portion of the fiscal quarter covered by this Quarterly Report on Form 10-Q we have included in this report relevant information on this business segment but have classified their respective assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Results of Operations

Three Months ended June 30, 2009 Compared to the Three Months ended June 30, 2008

Net sales from continuing operations for the three months ended June 30, 2009 decreased $434,636 or 49% to $451,474 as compared to net sales of $886,110 for the three months ended June 30, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western regions of the United States due to a general economic slowdown during fiscal 2009 in the United States. A majority of our revenue is derived from specific one time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally strongest fourth quarter due to warmer weather conditions and school vacation closures which allow for easier installation conditions.

Our gross profit for the three months ended June 30, 2009 was $145,484 or 32% of net sales as compared to a gross profit of $284,769 or 32% of net sales for the three months ended June 30, 2008.

Selling, general and administrative expenses for the three months ended June 30, 2009 increased $168,932 to $902,933 as compared to $734,001 for the three months ended June 30, 2008. The increase was primarily attributable to an increase of $115,000 in professional expenses relating to business development initiatives and the November 2008 sale of our tire recycling operations and an increase of approximately $125,000 in performance based incentives. These increases were partially offset by reduced travel, marketing and sales related costs.

Interest and financing expense for the three months ended June 30, 2009 decreased $27,140 to $15,435, compared to $42,575 during the three months ended June 30, 2008 due to decreased borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $206,994 to $725,927 for the three months ended June 30, 2009 as compared to $518,933 for the three months ended June 30, 2008.

During the three months ended June 30, 2009, we recognized net income from our discontinued tire recycling operations of $37,408 associated with the final purchase price reconciliation with the purchaser of the assets. The income from discontinued operations for the three months ended June 30, 2008 includes approximately $2,631,000 associated with the de-consolidation of our Georgia subsidiary due to its bankruptcy with the balance associated with the net results of our tire recycling.

Our net loss for the three months ended June 30, 2009 was $688,523 or $.02 per basic share as compared to net income of $2,992,450 or $.10 per basic share for the three months ended June 30, 2008.

Nine Months ended June 30, 2009 Compared to the Nine Months ended June 30, 2008

Net sales from continuing operations for the nine months ended June 30, 2009 decreased $882,607 or 42% to $1,210,989 as compared to net sales of $2,093,596 for the nine months ended June 30, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western parts of the United States of due to a general economic slowdown during fiscal 2009 in the United States . A majority of our revenue is derived from specific one time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally strongest fourth quarter due to warmer weather conditions and school vacation closures which allow for easier installation conditions.

Due to lower revenue and playground tile production during the nine months ended June 30, 2009 our gross profit was $202,884 or 17% of net sales compared to a gross profit of $622,744 or 30% of net sales for the nine months ended June 30, 2008. Due to slower tile sales during the seasonally slower first half of fiscal 2009 and adequate existing product inventory levels, management decided to produce a minimal amount of playground tiles during the first half of fiscal 2009 and as a result were unable to fully absorb all manufacturing overhead which negatively impacted our year-to-date gross profit.

Selling, general and administrative expenses for the nine months ended June 30, 2009 increased $502,550 to $2,805,052 as compared to $2,302,502 for the nine months ended June 30, 2008. The increase was primarily attributable to an increase of $247,000 in professional expenses relating to business development initiatives and the November 2008 sale of our tire recycling operations and an increase of approximately $164,000 in performance based incentives. These increases were partially offset by reduced travel, marketing and sales related costs.

Interest and financing expense for the nine months ended June 30, 2009 decreased to $87,836, compared to $114,031 during the nine months ended June 30, 2008 due to reduced borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $749,452 to $2,620,041 for the nine months ended June 30, 2009 as compared to $1,870,589 for the nine months ended June 30, 2008.

During the nine months ended June 30, 2009 we recognized a gain on sale of discontinued operations net of income taxes ($5.5 million), of $14,412,616 associated with the sale of our tire recycling business in November 2008. The income from discontinued operations for the nine months ended June 30, 2009 relates primarily to the net results of our tire recycling operations including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota. In addition, during the six months ended June 30, 2009, we recognized income from Georgia discontinued operations of approximately $44,000 relating to the net effects of two settlement agreements with two former Georgia vendors. The income from discontinued operations for the nine months ended June 30, 2008 includes approximately $2,361,000 associated with the de-consolidation of our Georgia subsidiary with the balance relating to the net results of our tire recycling operations

Our net income for the nine months ended June 30, 2009 was $12,082,516 or $.39 per basic share as compared to net income of $2,130,663 or $.07 per basic share for the nine months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $7,567,199 in cash and cash equivalents, marketable investments and net working capital of $8,614,084 primarily due to the sale of our tire recycling business in November 2008. We intend to invest a portion of the net proceeds of this transaction to grow our Green Tech Products (formerly Welch Products) and American Power Group dual fuel technology businesses models nationwide as well and to pursue additional recycling, alternative fuel, alternative energy and other “green” business opportunities through our recently announced subsidiary, GreenMan Renewable Fuel and Alternative Energy, Inc. as described below.

We understand that our continued existence is dependent on our ability to generate positive operating cash flow from existing operations and to achieve profitable status on a sustained basis. We believe we will be able to satisfy our cash requirements through at least fiscal 2010. If Green Tech Products is unable to achieve sustained profitability during fiscal 2009 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve sustained profitability of our Green Tech Products business or of new business opportunities. Our credit facility with Laurus Master Fund, Ltd. was terminated in November 2008, and we have not yet established any new credit facility.

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

The Consolidated Statements of Cash Flows reflect events for the nine months ended June 30, 2009 and 2008 as they affect our liquidity. During the nine months ended June 30, 2009, net cash used by operating activities was $3,372,743. Our net income for the nine months ended June 30, 2009 was $12,082,516, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $601,337 of depreciation and net amortization which was offset by a $552,774 increase in other current assets and a decrease of $1,162,983 in accounts payable and accrued expenses. Our net income for the nine months ended June 30, 2008 was $2,130,663, including a one time, non-cash gain of $2,360,930 associated with the de-consolidation of our Georgia subsidiary. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,711,137 of depreciation and amortization and an increase in accounts payable and accrued expenses of $396,995. These changes were offset by a $1,338,177 increase in product inventory, which is not unusual as we typically build inventory prior to our seasonally stronger second half.

Net cash provided by investing activities was $23,874,646 for the nine months ended June 30, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million. During the nine months ended June 30, 2009, we purchased $3 million of marketable investments and used $700,000 to purchase warrants from our former secured lender to purchase approximately 4.8 million shares of our common stock. Net cash used by investing activities was $1,241,439 for the nine months ended June 30, 2008, reflecting the net purchase of equipment of $1,312,010 and $68,571 of net cash acquired in the Welch transaction.

Net cash used by financing activities was $16,565,209 during the nine months ended June 30, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt. Net cash provided by financing activities was $1,767,037 during the nine months ended June 30, 2008, reflecting an increase in our working capital line of $2,999,662, which offset normal debt payments including the payoff of approximately $467,000 of Welch debt in conjunction with the acquisition and capital lease repayments.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4T.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2009, we issued 250,000 shares of our unregistered common stock, valued at $75,000, to certain officers and directors for services rendered. See Note 12, “Stockholder’s Equity” of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

On June 17, 2009, we issued 2,000,000 shares of our unregistered common stock, valued at $500,000, to a third party pursuant to the terms of an exclusive technology license agreement. See Note 9, “Dual Fuel License Agreement” of Condensed Notes to the Unaudited Consolidated Financial Statements included in this report. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other

None.

Item 6.    Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

10.1 (1)		Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and American Power Group, Inc.

10.2 (1)		Escrow Agreement dated as of June 17, 2009, by and among GreenMan Technologies, Inc., American Power Group, Inc. and Morse, Barnes-Brown & Pendleton, P.C., as escrow agent.

31.1 (2)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 (2)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 (2)	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 (2)	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2009, and incorporated hereby by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By:  /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer

By:  /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer

Dated:  August 12, 2009