Form 10-K
period 2009-09-30
GREENMAN TECHNOLOGIES INC
filed 2010-01-13
CIK 932699

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
[ X ]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Title of each class

Common Stock, $ .01 par value
            (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_|   No |X|

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |_|   No |X|

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act~~.~~ (Check one):

|_| Large Accelerated Filer	|_| Accelerated Filer
|_| Non-accelerated Filer (do not check if a smaller reporting company)	|X| Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes |_|   No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009, the last business day of the registrant’s most recent completed second quarter was approximately $5,149,000.

As of January 6, 2010, 33,077,310 shares of common stock of issuer were outstanding.

GREENMAN TECHNOLOGIES, INC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of GreenMan Technologies, Inc. within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. Consequently, actual results may differ materially from those projected, anticipated, or implied.

PART I

Item 1.	Business

General

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, we are comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products). As described below under the caption “Recent Developments”, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form.

Recent Developments

On September 12, 2008 we executed an asset purchase agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million in cash. We recognized a gain on the sale of approximately $13.8 million, net of estimated income taxes of approximately $6.1 million which is included in the net gain on the sale of discontinued operations.

On March 24, 2009 we purchased and retired warrants to purchase 4,811,905 shares of common stock at an exercise price of $.01 per share held by our former secured lender, Laurus Master Fund, Ltd., for $700,000 in cash, or approximately $0.145 per share.

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel, depending on the circumstances. In conjunction with executing the license agreement, we issued American Power Group two million shares of our common stock, valued at $500,000 (based on the value of our stock on the date of the license). In addition, we will be required to pay royalties to the former owners of American Power Group upon the sales of dual fuel products and services.

On July 27, 2009, our wholly owned subsidiary GreenMan Alternative Energy, Inc. entered into an agreement with American Power Group for the purchase of substantially all of their operating assets, including the name American Power Group (excluding the dual fuel patent previously licensed). The consideration for the acquisition consisted of (i) approximately $850,000 in cash (financed by a local bank through short term debt), which was used by American Power Group to retire indebtedness to a bank, (ii) loans of approximately $611,000 from GreenMan to American Power Group, which loans were also assumed by GreenMan Alternative Energy and have been eliminated as intercompany loans in consolidation subsequent to the acquisition, and (iii) the assumption by GreenMan Alternative Energy of approximately $555,000 of American Power Group’s accounts payable and other liabilities to third parties. After the acquisition, we changed GreenMan Alternative Energy’s name to American Power Group.

Products and Services

Our Green Tech Products’ molded recycled rubber products operations specialize in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments. Green Tech’s patented cold-cured products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Green Tech’s Duromat Extended Life™ playground safety tiles are manufactured with a patented “cold-cure” process that allows high quality crumb rubber tiles to have a unique long life, even in extreme hot and cold temperatures. Green Tech also provides innovative playground design, equipment and installation. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech’s patented cold-cure process and exclusive school board contract network.

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on:

•	Diesel fuel and compressed natural gas (CNG);
•	Diesel fuel and bio-methane; or
•	100% on diesel fuel, depending on the circumstances.

The proprietary technology seamlessly displaces 40% to 60% of the normal diesel fuel consumption with CNG or bio-methane and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive high-pressure alternative fuel systems in the market.

By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 25% to 40%;
•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions;
•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source; and
•	Minimize diesel fuel storage space by as much as 50%.

End market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.

Manufacturing/Processing

Our molded recycled rubber products operations currently have the maximum capacity to produce approximately 120,000 standard playground tile equivalents annually with 50,000 - 60,000 being considered the range of “normal” production capacity during the past several years. During the fiscal year ended September 30, 2009, Green Tech Products produced approximately 30,000 standard playground tile equivalents, due to high beginning finished goods inventory levels and flat 2009 revenue. In addition, Green Tech has an exclusive five-year manufacturing and supply agreement with a third party based in China for distribution of certain proprietary rubber and plastic molded products.

Our dual fuel conversion enhancement system is configured by our internal engineering staff based on customer engine specifications and then modeled through Computational Fluid Dynamics Analysis to scientifically determine the optimum mixture of diesel and natural gas prior to final installation. All components, including several proprietary patented components, are purchased from external sources and currently delivered on site for installation. All installations are managed by an American Power Group lead team that completes final testing and commissioning of the diesel engines.

Raw Materials

We believe our molded products operations have access to an adequate supply of crumb rubber, sufficient to meet our requirements for the foreseeable future. According to the 2009 Scrap Tire and Rubber User’s Directory, in 2008 approximately 300 million passenger tire equivalents (approximately one per person per year) were discarded in the United States, with over 75% of those currently recycled in various forms, including crumb rubber.

As described above, all dual fuel conversion components, including several proprietary patented components, are purchased from external sources. While we believe our dual fuel conversion operations have access to sufficient components for the foreseeable future, management is currently identifying multiple potential sources for critical components to reduce the likelihood that supply issues could negatively impact our business.

Customers

Our molded recycled rubber products customers primarily consist of schools, community and state parks, governmental agencies and child care centers.  Although we benefit from the five business development and product endorsement agreements described below to procure potential business, our customers typically are individual entities within the respective school districts. A majority of our revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project. Therefore, we do not believe that the loss of any individual customer would have a material adverse effect on our business. During 2009 only one customer accounted for greater than 10% of total net sales (14%), with no single customer accounting for more than 10% of our total net sales in 2008. We do not have any long-term purchase contracts that require any customer to purchase any minimum amount of products from us. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers.

The U.S. Environmental Protection Agency estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million in stationary generator applications. Diesel powered generators are commonly used as backup or load reducing power sources in hospitals, critical care facilities, cold storage warehouses, data centers, financial centers and exchanges and government facilities, while vehicular applications include school buses, public transit, refuse haulers, commercial route fleets, government vehicles and short-haul trains.

The number of available international stationary and vehicular diesel engines is estimated to be significantly higher than the U.S. market.  There have been over 1,000 American Power Group dual fuel conversion systems installed in North and South America, Africa, India and Pakistan since the dual fuel technology was patented.

Sales and Marketing

Our molded recycled rubber products operations have created a unique marketing program focused on: (1) improving playground safety and accessibility; (2) lowering playground maintenance costs; and (3) mitigating playground liability risks for schools, community and state parks, and child care centers. We use an experienced in-house sales staff for securing new accounts and marketing product offerings. In June 2008, Green Tech Products, through one of its subsidiaries, signed new five-year business development and product endorsement agreements with the state school board associations of Iowa, Missouri, Minnesota and California to provide state-of-the-art playground compliance programs to their member school districts. In August  2009, the Oklahoma state school board association signed a similar five-year agreement. Under the brand name of the National Playground Compliance Group, (NPCG), the company’s playground compliance programs offer school districts a full portfolio of safety design assessments, playground and outdoor fitness equipment, recycled rubber surfacing, and installation solutions with an integrated approach to child safety, American Disabilities Act accessibility and risk mitigation.  Additionally, NPCG assists school districts in identifying financing alternatives for their playground projects.

Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) international; (2) domestic stationary; and (3) domestic vehicular.  The international segment uses an in-house sales director and qualified in-country alternative fuel distributors to promote both our stationary and vehicular dual fuel products.  Our domestic stationary market is addressed by an in-house sales staff, independent sales representatives and strategic third-party endorsements. The domestic vehicular market will be addressed later in fiscal year 2010, once several upgrades have been incorporated, with sales and marketing coverage similar to our domestic stationary coverage.

Competition

Our molded recycled rubber products operations compete in a highly fragmented and decentralized market with a large number of small competitors that provide alternatives to our patented cold-cured molded tiles, such as “pour-in-place surfacing materials” or loose-fill surfacing materials (e.g., wood chips, mulch, sand, and pea gravel). In addition, many competitors sell only components of the total project, using traditional distributor channels, while Green Tech sells complete project management, turn-key installation services and safety certification directly to the end customer. Since 2007, a new market requirement created by the American Disabilities Act (“ADA”) requires schools and other public playgrounds to provide all children access to outdoor play.  We believe that loose-fill surfacing is typically not maintained to proper safety levels and will not allow children in wheelchairs or with other disabilities to easily access playground equipment. Green Tech Product’s  playground tiles are fully-ADA compliant and, during independent tests performed by the National Program for Playground Safety, demonstrated a 75 percent reduction in emergency room injuries given proper supervision.

As noted earlier, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and compressed natural gas or 100% on diesel fuel, depending on the circumstances.  The primary alternative fuel solutions available to existing diesel engine operators are:

•
New Engine- replace existing diesel engines with new 100% dedicated natural gas or propane burning engines. This is an expensive solution and is not typically an economically viable solution for customers operating an existing large diesel engine fleet;

•
Invasive retrofits - an existing diesel engine can be converted to be run exclusively on natural gas or some other type of fuel such as propane. The invasive solution tends to be a higher priced solution than dual fuel because the engine must be totally disassembled and re-configured to run exclusive on the new fuel.

•
Non-Invasive retrofits - are solutions where no major changes to the existing diesel engine are required.  Our dual fuel conversion system is one of several known non-invasive retrofit systems available in the market.

Today, our primary focus is on upgrading the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.

Government Regulation

Our molded recycled production operations are governed by industry design and safety standards, but no government permits or regulations are required to market our products and services.

Our dual fuel conversion business, as it applies to out-of-warranty after-market diesel engines, does not have any formal governmental permitting or approvals.  When we address the later-model years, specific United States EPA guidelines for emission levels must be met and certified.

Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions and criminal prosecutions.  Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals.  We use our best efforts to keep abreast of changed or new regulations for immediate implementation.

Protection of Intellectual Property Rights and Proprietary Rights

Our Green Tech Products subsidiary has been granted three U.S. patents for various molded products and one for its method for making cold-cured composite molded articles. In addition, Green Tech Products has been granted ten trademarks.

Our American Power Group subsidiary has an exclusive, worldwide license under one U.S. patent for dual fuel conversion technology owned by the former owners of American Power Group.

We have used the name “GreenMan” in interstate commerce since inception and assert a common law right in and to that name.

Employees

As of September 30, 2009, we had 35 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the following risk factors in evaluating our Company and our business.  If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected.  If that happens, the market price of our common stock could decline.

Risks Related to our Business

By completing the November 2008 sale of our tire recycling business, we have sold the operations which have historically generated substantially all our revenue and profitability. Our remaining operations have lost money in the last eight consecutive quarters and may need additional working capital if we do not return to sustained profitability, which if not received, may force us to adjust operations accordingly.

Green Tech Products has incurred operating losses of approximately $800,000 per year during each of the past two fiscal years, and had negative cash flow from operations and stagnant revenue growth during fiscal 2009.  We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. We have launched a diesel generator maintenance and service group that we believe is unlike any other offered by our competition and will significantly differentiate us in the marketplace.  Since the date of acquisition, American Power Group has incurred an operating loss of approximately $480,000.

We understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitable status on a sustained basis for all operations and settle existing obligations. Our fiscal 2010 budget reflects improved operating results in both our Green Tech Products and American Power Group subsidiaries, and we anticipate improved performance during the seasonally stronger second half of the fiscal year.  Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements. If Green Tech Products and American Power Group are unable to achieve sustained profitability during fiscal 2010 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of at either business.

We will require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new credit facility.  We will have to seek additional outside funding sources to satisfy our future financing demands if our operations do not produce the level of revenue we require to maintain and grow our business.  We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. We are diligently working to determine the feasibility of each alternative. We cannot assure investors that outside funding will be available to us at the time that we need it and in the amount necessary to satisfy our needs, or, that if such funds are available, they will be available on terms that are favorable to us. If we are unable to secure financing when we need it, our business will be adversely affected and we may need to discontinue some or all of our operations. If we have to issue additional shares of common stock or securities convertible into common stock in order to secure additional funding, our current stockholders will experience dilution of their ownership of our shares. In the event that we issue securities or instruments other than common stock, we may be required to issue such instruments with greater rights than those currently possessed by holders of our common stock.

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

The markets in which we offer our molded products and dual fuel conversion technology is highly competitive, fragmented and decentralized and our competitors may have greater technical and financial resources.

The markets for our molded products and dual fuel conversion technology is highly competitive, fragmented and decentralized.  Some of our larger competitors may have greater financial and technical resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services.  Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines. These factors may limit or prevent any further development of our businesses.

Our success depends on the retention of our senior management and other key personnel.

Our success depends largely on the skills, experience and performance of our senior management. The loss of any key member of senior management could have a material adverse effect on our business.

Seasonal factors may affect our quarterly operating results.

Seasonality may cause our total revenues to fluctuate.  Our Green Tech Products subsidiary experiences a reduction playground tile and equipment sales during the winter as a majority of its current business is derived from the Midwestern United States where colder weather impacts the ability to install Green Tech’s products.  Our American Power Group subsidiary will experience some seasonality in the “Hurricane Belt” located in the Southeastern U.S., where critical care installations are usually not scheduled during the July-October timeframe.

Inflation and changing prices may hurt our business.

Generally, we are exposed to the effects of inflation and changing prices.  Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2009, because we no longer maintain any floating-rate debt.

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

A significant part of our business strategy is based on future acquisitions or significant investments in businesses that offer “green” products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights.  We rely on a number of patents, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.  More specifically, no assurance can be given that any future patent applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties.  Nor can we give any assurance that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.  Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

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

As of September 30, 2009, we had options and warrants outstanding to purchase 3,902,500 additional shares of common stock. These reserved shares relate to the following: 3,452,500 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 450,000 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2009, approximately 31 million shares of our common stock were eligible for sale in the public market exclusive of the options and warrants noted above.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 25 percent of our outstanding common stock as of September 30, 2009. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Iowa molded products location consists of production facilities and office space situated on approximately four acres which were purchased in 2006.

Our Iowa dual fuel conversion location consists of office and warehouse space which we currently rent on a tenant at will basis for approximately $2,000 per month.

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, the site of our former corporate headquarters, on a rolling six-month basis at $1,250 per month.

We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3.	Legal Proceedings

In April 2009, Jacquelyn M. Cyronis filed a complaint in the United States District Court for the Middle District of Georgia against MART Management, Inc., GreenMan and Tires Into Recycled Energy & Supplies, Inc. (“TIRES”), following the death of an individual employed by TIRES resulting from a fire at a tire recycling facility in Georgia in 2007. MART Management, Inc. was the owner of the premises at the time of the incident and leased the property to us. We, in turn, had subleased the property to TIRES. Pursuant to the terms of the March 2001 lease agreement, we have agreed to indemnify MART against such claims. We believe that we have substantial defenses against the plaintiff’s claims and are contesting the matter vigorously through our insurance company.

We are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the symbol “GMTI”. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. Quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal 2008
Quarter Ended December 31, 2007	$ 0.54	$ 0.35
Quarter Ended March 31, 2008	0.51	0.20
Quarter Ended June 30, 2008	0.30	0.20
Quarter Ending September 30, 2008	0.39	0.16

Fiscal 2009
Quarter Ended December 31, 2008	$ 0.38	$ 0.18
Quarter Ended March 31, 2009	0.25	0.12
Quarter Ended June 30, 2009	0.31	0.18
Quarter Ending September 30, 2009	0.65	0.28

On July 1, 2009, we issued 25,000 shares of our unregistered common stock, valued at $9,750, to a director for services rendered. See Note 8, “Stockholder’s Equity” of Notes to the Consolidated Financial Statements included in this report.  The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

On January 6, 2010 the closing price of our common stock was $.48 per share.

As of September 30, 2009, we estimate the approximate number of stockholders of record of our common stock to be 1,750.  This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”).  These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events, are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.  Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” this “Management’s Discussion and Analysis” and “Business.”  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

Introduction

As described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated our tire recycling assets during only a portion of the fiscal year covered by this Annual Report on Form 10-K we have included in this report relevant information on this business segment but have classified its assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On July 27, 2009 we purchased substantially all the dual fuel conversion operating assets of American Power Group (excluding its dual fuel patent). The results described below include the operations of American Power Group since July 27, 2009.

Fiscal Year ended September 30, 2009 Compared to Fiscal Year ended September 30, 2008

Net sales from continuing operations for the fiscal year ended September 30, 2009 decreased $237,781 or 7% to $3,227,633 as compared to net sales of $3,465,414 for the fiscal year ended September 30, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western regions of the United States due to a general economic slowdown during fiscal 2009. A majority of our revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project, thus making quarterly revenue comparisons particularly difficult. There were no net sales from our American Power Group subsidiary during the fiscal year ended September 30, 2009.

Our gross profit for the fiscal year ended September 30, 2009 was $522,369 or 16% of net sales compared to a gross profit of $969,701 or 28% of net sales for the fiscal year ended September 30, 2008. The decrease was primarily attributable to the inclusion of $200,476 of costs associated with our American Power Group subsidiary without any corresponding revenues. The remaining decrease was attributable to slower tile sales during the seasonally slower first half of fiscal 2009 and management’s decision to produce a minimal amount of playground tiles during that period, resulting in the inability to fully absorb all manufacturing overhead which negatively impacted our gross profit for the entire fiscal year.

Selling, general and administrative expenses for the fiscal year ended September 30, 2009 increased $874,277 to $4,253,614 as compared to $3,379,337 for the fiscal year ended September 30, 2008. The increase was primarily attributable to an increase of $300,000 in professional expenses relating to business development initiatives and the November 2008 sale of our tire recycling operations, and an increase of approximately $250,000 in performance-based incentives. In addition, the results for the fiscal year ended September 30, 2009 include $270,906 of costs associated with our American Power Group subsidiary which primarily relate to sales and marketing initiatives. These increases were partially offset by reduced travel, marketing and sales related costs at our molded products operations.

During the past two fiscal years, Green Tech Products has incurred operating losses of approximately $800,000 per year and has had negative cash flow from operations. Green Tech also had stagnant revenue growth during in fiscal 2009.  As a result of the losses and our annual evaluation of potential goodwill impairment, management has determined the carrying value of Green Tech Product’s goodwill to be impaired and accordingly wrote-off all goodwill, recording a non-cash impairment loss of $2,289,939 at September 30, 2009.

Interest and financing expense for the fiscal year ended September 30, 2009 decreased to $112,676, compared to $148,063 during the fiscal year ended September 30, 2008, due to reduced borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $3,345,222 to $6,092,884 for the fiscal year ended September 30, 2009 as compared to $2,747,662 for the fiscal year ended September 30, 2008.

During the fiscal year ended September 30, 2009, we recognized a gain on sale of discontinued operations net of income taxes ($6.1 million), of $13,792,616 associated with the sale of our tire recycling business in November 2008.  The income from discontinued operations of $289,583 for the fiscal year ended September 30, 2009 relates primarily to the net results of our tire recycling operations, including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota.

The income from discontinued operations for the fiscal year ended September 30, 2008 includes a net benefit for income taxes of $5,332,561, primarily due to the recognition of a deferred tax asset of $5,300,000, approximately $2,361,000 associated with the de-consolidation of our Georgia subsidiary with the balance relating to the net results of our tire recycling operations. As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations, we expected to be able to realize the benefit of a portion of their federal net operating loss carry-forwards and therefore reduced our deferred tax valuation reserve resulting in the recognition of the deferred tax asset.

Our net income for the fiscal year ended September 30, 2009 was $7,989,315 or $.26 per basic share as compared to net income of $7,891,685 or $.26 per basic share for the fiscal year ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $6,407,244 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $5,498,631, primarily due to the sale of our tire recycling business in November 2008. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.  Our primary focus during fiscal 2010 will be to invest a portion of our available liquidity to grow our dual fuel conversion business (American Power Group) and molded products (Green Tech Products) operations. In addition, we will continue to evaluate additional recycling, alternative fuel, alternative energy and other “green” business opportunities as they present themselves to us.

During the past two fiscal years Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations. Green Tech Products had stagnant revenue growth during the past year.  Since the date of acquisition, we have made a significant investment in sales and marketing initiatives intended to promote Green Tech Products’ patented products and broaden market presence. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.  While our fiscal 2010 budget reflects improved operating results, we understand that our continued existence is dependent on our ability to generate positive operating cash flow from Green Tech Product existing operations and to achieve profitability on a sustained basis.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. We are supplementing our internal engineering staff with an array of industry experience by establishing a technical advisory board comprised of world class diesel engine and emissions experts.  Since the date of acquisition to the end of the fiscal 2009, American Power Group has incurred an operating loss of approximately $480,000. While our fiscal 2010 budget reflects improved operating results we understand that our continued existence is dependent on our ability to generate positive operating cash flow from American Power Group’s existing operations and to achieve profitability on a sustained basis.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new corporate-wide credit facility.  We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our September 30, 2009 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe could have an additional $1.3 million of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. We are diligently working to determine the feasibility of each alternative. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.  If we are unable to obtain additional growth capital, our ability to implement our business plan may be materially and adversely affected.

We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and settle existing obligations and we anticipate improved performance during the warmer second half of the fiscal year which is when a majority of the playground and athletic surfaces which are typically installed. Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements. If Green Tech Products and American Power Group are unable to achieve sustained profitability during fiscal 2010 and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve sustained profitability of either business.

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

Our Consolidated Statements of Cash Flows reflect events for the fiscal year ended September 30, 2009 and 2008 as they affect our liquidity. During the fiscal year ended September 30, 2009, net cash used by operating activities was $3,514,926. Our net income for the fiscal year ended September 30, 2009 was $7,989,315, reflecting a $19,227,445 gain on sale of our tire recycling operations and the application of $6.1 million of non-cash income taxes. Our cash flow was positively impacted by the following: $2,289,939 goodwill impairment loss and $977,252 of depreciation and amortization and a $536,469 decrease in accounts receivables and inventory which was offset a decrease of $951,540 in accounts payable and accrued expenses. Our net income for the fiscal year ended September 30, 2008 was $7,891,685, including a one-time, non-cash gain of $2,360,930 associated with the de-consolidation of our Georgia subsidiary and recognition of a $5.3 million deferred tax benefit. Our cash flow was positively impacted by the following: $2,307,161 of depreciation and amortization which was offset by a $2,255,257 increase in product inventory and accounts receivable primarily due to the acquisition of Green Tech Products on October 1, 2007.

Net cash provided by investing activities was $21,917,042 for the fiscal year ended September 30, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.9 million. During the fiscal year ended September 30, 2009, we purchased approximately $3 million of marketable investments and $1,800,000 of certificates of deposit.  In addition we used $613,363 in connection with the purchase of the American Power Group operating assets. Net cash used by investing activities was $1,764,100 for the fiscal year ended September 30, 2008, primarily reflecting the net purchase of equipment of $1,777,415.

Net cash used by financing activities was $17,427,499 during the fiscal year ended September 30, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt. In addition, we used $700,000 to purchase warrants from our former secured lender to purchase approximately 4.8 million shares of our common stock.  Net cash provided by financing activities was $1,584,428 during the fiscal year ended September 30, 2008, reflecting an increase in our working capital line of $3,300,221, which offset normal debt payments including the payoff of approximately $467,000 of Green Tech debt in conjunction with the acquisition and capital lease repayments.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices.  Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2009, because we no longer maintain any floating-rate debt.

Off-Balance Sheet Arrangements

We lease various facilities and equipment under cancelable and non-cancelable short and long term operating leases which are described in Note 7 to our Audited Consolidated Financial Statements.

Environmental Liability

There are no known material environmental violations or assessments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, established a framework for measuring fair value and expands disclosure about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  This guidance is included in ASC 820, “Fair Value Measurements and Disclosures”. We have adopted this guidance effective October 1, 2008. The adoption of this guidance had no impact on our consolidated financial condition and the results of operations. In February 2008, FASB delayed the statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of this guidance to our nonfinancial assets and nonfinancial liabilities as of September 30, 2009.  The provisions for this guidance for nonfinancial assets and nonfinancial liabilities will be effective for us beginning in the first quarter of fiscal 2010.

In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires disclosure of the date through which the company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is included in ASC 855, “Subsequent Events”, and was effective for our third quarter ended June 30, 2009.  Refer to Note 1, “Subsequent Events”, for the disclosure of our subsequent events for the current reporting period. The adoption of this guidance had no impact on our consolidated financial condition and the results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals.” This guidance establishes the Accounting Standards Codification (ACS) as the source of authoritative U.S. GAAP recognized by the FASB (other than rules and interpretive releases issued by the Securities and Exchange Commission) and is effective for us in the fourth quarter ended September 30, 2009.  The adoption of this guidance had no impact on our consolidated financial condition and the results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

For information required with respect to this Item 8, see “Consolidated Financial Statements” on pages __ through __ of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our chief executive officer and chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2009 and concluded that it is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position

Maurice E. Needham	69	Chairman of the Board of Directors
Lyle Jensen	59	Chief Executive Officer; President; Director
Charles E. Coppa	46	Chief Financial Officer; Treasurer; Secretary
Dr. Allen Kahn	88	Director
Lew F. Boyd	64	Director
Kevin Tierney	50	Director

Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders.  The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation.

We have established an Audit Committee consisting of Messrs. Tierney (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair) and Dr. Kahn.  Our Board of Directors has determined that Mr. Tierney is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K. On February 25, 2009, Nicholas DeBenedictis resigned from the Board of Directors and the Audit and Compensation Committees.  As a result of Mr. DeBenedictis’ resignation, Mr. Boyd served as Interim Chairman of the Audit Committee until Mr. Tierney joined the Board on July 1, 2009.

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

LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment.  Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc.  He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984.

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

KEVIN TIERNEY has been a Director since July 2009.  Since 2006, Mr. Tierney has served as the President and Chief Executive Officer of Saugusbank, a $200 million, state-chartered community bank located in Saugus, Massachusetts.  Prior to joining Saugusbank, he served as executive vice president and general manager of BISYS Group’s Corporate Financial Solutions Division which provided corporate banking services to Fortune 500 treasury departments as well as to the life insurance and health insurance industries. From 1999 to 2004, Mr. Tierney was executive vice president and chief operating officer of Abington Bancorp, a $1.2 billion, publicly traded bank holding company.  Mr. Tierney previously served as executive vice president and general manager of a division of  Electronic Data Systems Inc. where he oversaw a business unit that provided emerging payment technologies to the retail and financial services industries.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2009 and 2008, to our Chief Executive Officer and our Chief Financial Officer. We granted restricted stock awards in fiscal 2009 only. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2009 and or September 30, 2008.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation(3)	Total
Lyle Jensen	2009	$250,000	$275,000	$39,000	$37,479	$601,479
Chief Executive Officer	2008	250,000	150,000	39,200	23,923	463,123

Charles E. Coppa	2009	$161,500	$130,000	$55,000	$28,649	$375,149
Chief Financial Officer	2008	158,625	75,000	--	12,760	246,385

(1)
Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2009 and September 30, 2008, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2)
Options granted have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant with the exception of the 200,000 granted to Mr. Jensen in fiscal 2008 and 100,000 granted in fiscal 2009 which, pursuant to the terms of his employment, vest immediately on the date of grant and have a ten-year term.

(3)
Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances. In addition, during June 2009, the Board of Directors approved the issuance of 50,000 shares of unregistered common stock as restricted stock awards to Mr. Jensen and Mr. Coppa in recognition of past services and as future incentive.  The value assigned to each individual’s grant is $15,000 based on the closing bid price on the date of grant plus the anticipated income tax affect associated with the issuance of these shares.  Each recipient has agreed to hold the shares for a minimum of 18 months after issuance.

Employment Agreements

On April 12, 2006, we entered into a five-year employment agreement with Mr. Jensen pursuant to which Mr. Jensen receives a base salary of $195,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party.  We may terminate the agreement without cause on 30 days’ prior notice.  The agreement provides for payment of twelve months’ salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen’s base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. The agreement also provided for Mr. Jensen to be eligible to receive incentive compensation in the form of cash and stock options based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our revenue, as follows:

	EBITDA as % of Revenue	Cash Performance Incentive
Base:	10.0 % or Less	None
Level I:	10.1% – 12.0%	10% of EBITDA dollars above Base
Level II:	12.1% – 15.0%	12% of EBITDA dollars above Base
Level III:	> 15.0%	15% of EBITDA dollars above Base

EBITDA as a
	% of Revenue	Stock Option Performance Incentive Earned
Base:	<11.0%	None
Level I:	11.1% – 11.99%	Options to purchase 20,000 shares of the Company’s common stock.
Level II:	12.0% – 12.99%	Options to purchase 40,000 shares of the Company’s common stock.
Level III:	13.0% – 13.99%	Options to purchase 60,000 shares of the Company’s common stock.
Level IV:	14.0% – 14.99%	Options to purchase 80,000 shares of the Company’s common stock.
Level V:	> 15.0%	Options to purchase 100,000 shares of the Company’s common stock.

On February 8, 2008, Mr. Jensen was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.34 per share based on fiscal 2007 EBITDA performance.

Mr. Jensen’s employment agreement was amended in January 2008 to increase Mr. Jensen’s base salary to $250,000 per year, with such increase retroactive to October 1, 2007. In addition, the amendment deleted the EBITDA-based cash incentive compensation measures described above, and provided instead for incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-K for such fiscal year and (y) $150,000.  The EBITDA-based stock option incentive compensation measures described above remained unchanged. During fiscal 2008, Mr. Jensen earned an incentive bonus of $150,000 and on September 30, 2008 was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.33 per share based on fiscal 2008 EBITDA performance. During fiscal 2009, Mr. Jensen earned an incentive bonus of $150,000 and on June 9, 2009 was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.23 per share based on fiscal 2009 EBITDA performance. In addition, the Board of Directors approved a discretionary incentive bonus of $125,000 to Mr. Jensen in recognition of successful sale of the tire recycling operations and repayment of all amounts due our secured lender, Laurus Master Fund, Ltd., in November 2008.

In June 1999, we entered into a two-year employment agreement with Mr. Coppa which automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. The agreement provides for payment of twelve months salary as a severance payment for termination without cause. In January 2008, Mr. Coppa’s employment agreement was amended to increase his base salary from $150,000 to $161,500 per year, effective January 1, 2008 and provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee.

During fiscal 2009 and 2008, Mr. Coppa earned a discretionary incentive bonus of $80,000 and $75,000 respectively, based on individual and company performance. In addition, the Board of Directors approved a discretionary incentive bonus of $50,000 to Mr. Coppa in recognition of successful sale of the tire recycling operations and repayment of all amounts due our secured lender, Laurus Master Fund, Ltd., in November 2008.

Outstanding Equity Awards

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2009:

		Number of Securities Underlying		Exercise	Option
		Unexercised Options		Price	Expiration
Name	Date of Grant	Exercisable	Unexercisable	Per Share	Date

Lyle Jensen	March 12, 2002 (1)	25,000	--	$1.51	March 12, 2012
	August 23, 2002 (2)	2,500	--	$1.80	August 23, 2012
	February 20, 2003 (3)	2,000	--	$1.95	February 20, 2013
	April 24, 2004 (3)	2,000	--	$1.10	April 24, 2014
	June 15, 2005 (3)	2,000	--	$0.51	June 15, 2015
	April 12, 2006 (4)	300,000	200,000	$0.28	April 12, 2016
	December 18, 2006 (4)	40,000	60,000	$0.35	December 18, 2016
	December 29, 2006 (5)	25,000	--	$0.36	December 29, 2016
	February 8, 2008 (5)	100,000	--	$0.34	February 8, 2018
	September 30, 2008 (5)	100,000	--	$0.33	September 30, 2018
	November 17, 2008 (4)	--	100,000	$0.33	November 17, 2018
	June 8, 2009 (5)	100,000	--	$0.22	June 8, 2019

Charles E. Coppa	February 18, 2000 (1)	100,000	--	$0.50	February 18, 2010
	January 12, 2001 (2)	40,000	--	$0.40	January 12, 2011
	August 23, 2002 (2)	7,500	--	$1.80	August 23, 2012
	June 6, 2006 (4)	82,200	54,800	$0.36	June 6, 2016
	September 28, 2007 (4)	18,000	27,000	$0.35	September 28, 2017
	November 18, 2008 (4)	--	100,000	$0.35	November 18, 2018
	June 8, 2009 (4)	--	200,000	$0.22	June 8, 2019

(1)	These options are non-qualified, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(2)	These options were granted under the 1993 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(3)	These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

(4)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(5)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2009:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards (2) (3)	All Other Compensation (4)	Total
Maury Needham	$ --	$ 55,000	$ 15,000	$ 70,000
Lew Boyd	$ 20,000	$ 39,000	$ 15,000	$ 74,000
Dr. Allen Kahn	$ 20,000	$ 39,000	$ 15,000	$ 74,000
Nick DeBenedictis	$ 5,000	$ 23,000	$ --	$ 28,000
Kevin Tierney, Sr.	$ 5,000	$ 11,000	$ 7,500	$ 23,500

(1)	All non-employee directors receive a quarterly board fee of $5,000 per quarter.

(2)
Amounts shown do not reflect compensation actually received by the named director. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2009, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(3)
On November 17, 2008, Messrs. Needham, Boyd, Kahn and DeBenedictis were each granted options to purchase 100,000 shares of common stock at an exercise price of $.33 per share, have a 10 year term and vest equally over a 5 year term from date of grant. Mr. DeBenedictis’ options expired upon his termination as a director in February 2009. On June 9, 2009, Mr. Needham was granted options to purchase 200,000 shares of common stock and Messrs. Boyd and Kahn were each granted options to purchase 100,000 shares of common stock. All options are exercisable price of $.23 per share, have a 10 year term and vest equally over a 5 year term from date of grant. On July 1, 2009, Mr. Tierney was granted options to purchase 50,000 shares of common stock at an exercise price of $.32 per share, have a 10-year term and vest equally over a 5-year term from date of grant.

(4)
During June and July 2009, the Board of Directors approved the issuance of 175,000 shares of unregistered common stock in aggregate as restricted stock awards to Messrs. Needham, Boyd, Kahn and Tierney in recognition of past services and as future incentive, and recorded a $52,500 expense (assigned fair value based on closing bid price plus the anticipated income tax affect) associated with the issuance of these shares.  All recipients have agreed to hold the shares for a minimum of 18 months after issuance.

As of September 30, 2009, each non-employee director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	742,500
Lew Boyd	245,500
Dr. Allen Kahn	251,500
Kevin Tierney, Sr.	50,000

Stock Option Plans

Our 1993 Stock Option Plan (the “2003 Plan”) was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. The 1993 Plan expired on June 10, 2004 as it related to new grants.

During fiscal 2009, options to purchase 521,962 shares of common stock at prices ranging from $.38 to $1.80 per share expired un-exercised. As of September 30, 2009, there were 72,500 options granted and outstanding under the 1993 Plan which are exercisable at prices ranging from $0.40 to $1.80.

On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by our stockholders on June 16, 2005. The 2005 Plan replaced the 1993 Plan. In April 2008, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 2,000,000 to 3,500,000 shares.   Options granted under the 2005 Plan may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

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

Incentive stock options granted under the 2005 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of our voting stock). Non-qualified stock options may be granted at an exercise price established by our Board which may not be less than 85% of fair market value of our shares on the date of grant. Current tax laws adversely impact recipients of non-qualified stock options granted at less than fair market value; however, we do not expect to make such grants. Incentive stock options granted under the 2005 Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of our voting stock.

During the year ended September 30, 2008, 870,000 options were granted under the 2005 Plan at prices ranging from $.33 to $.35.

During the year ended September 30, 2009, 2,050,000 options were granted under the 2005 Plan at prices ranging from $.23 to $.33 and options to purchase 1,230,000 shares of common stock at prices ranging from $.28 to $.35 per share expired un-exercised. As of September 30, 2009 there were 3,352,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.55.

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

As of September 30, 2009, options to purchase 38,000 shares of our common stock have been granted under the 1996 Non-Employee Director Stock Option Plan, of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95.

Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2009 and 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2009:

•	by each of our directors and executive officers;
•	by all of our directors and executive officers as a group; and
•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2009, 33,077,310 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (3)	4,430,975	13.39%
Maury Needham (4)	1,650,839	4.95%
Lyle Jensen (5)	1,453,522	4.30%
Charles E. Coppa (6)	724,628	2.17%
Lew F. Boyd (7)	363,678	1.04%
Kevin Tierney, Sr.	29,000	*
All officers and directors as a group (6 persons)	8,652,642	25.16%
* less than 1%
_____________________________
(1)	Except as noted, each person’s address is care of GreenMan Technologies, Inc., 205 South Garfield, Carlisle, Iowa, 50047.
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

(3)	Includes 23,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(4)	Includes 272,500 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham’s wife.
(5)	Includes 718,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(6)	Includes 267,700 shares of common stock issuable pursuant to immediately exercisable stock options.
(7)	Includes 37,500 shares of common stock issuable pursuant to immediately exercisable stock options.

Common Stock Authorized for Issuance Under Equity Compensation Plans

For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2009, see Note 8 (“Stockholders’ Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation – Employment Agreements’, above, and “Certain Relationships and Transactions – Stock Issuances: Stock Options; Warrants”, below.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Stock Issuances; Options Granted

During the year ended September 30, 2008, Messrs. Boyd, Dr. Kahn and a former director agreed to accept 84,838 shares of unregistered common stock valued at $30,796 in lieu of cash for certain director’s fees, interest and expenses due the directors. All shares were issued at a price equal to the closing price of our common stock on the date of issuance.

During fiscal 2008, 200,000 qualified options in aggregate were granted at exercise prices ranging from $.33 to $.34 per share to Mr. Jensen. All options vest immediately and have a ten-year term from the date of grant.

In November 2008, in recognition of the company’s enhanced performance, we granted options to our Messrs. Needham, Boyd, Jensen, Kahn, DeBenedictis (who resigned in February 2009) and Coppa to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. In February 2008, 100,000 options expired un-exercised with the departure of Mr. DeBenedictis.

In June 2009, the Board of Directors approved the issuance of 250,000 shares of unregistered common stock, in aggregate, as restricted stock awards to Messrs. Needham, Boyd, Jensen, Kahn and Coppa. The awards were in recognition of past services, including the successful November 2008 sale of the tire recycling operations and repayment of all amounts due our secured lender, Laurus Master Fund, Ltd., as well as future incentives. All recipients have agreed to hold the shares for a minimum of 18 months after issuance. In addition, we granted options to the directors and Mr. Coppa to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $.23 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant with the exception of an option to purchase 100,000 shares granted to our Chief Executive Officer, which are immediately exercisable pursuant to the terms of his employment agreement.

In July 2009, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Tierney. The award was an incentive to join the Board and Mr. Tierney has agreed to hold the shares for a minimum of 18 months after issuance. In addition, we granted options to Mr. Tierney to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.32 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant.

Related Party Transactions

On November 18, 2008 we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by Mr. Boyd who also serves as the Chairman of our Compensation committee.  The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine.

As a result of the divestiture of our tire recycling operations on November 17, 2008, all related party transactions described below have been terminated.

We rented several pieces of equipment on a monthly basis from Valley View Farms, Inc. and Maust Asset Management, LLC, two companies co-owned by a former employee. We have entered into three equipment operating lease agreements with Maust Asset Management.  Under these leases, we were required to pay between $1,500 and $2,683 per month rental and had the ability to purchase the equipment at the end of the lease for between $12,000 and $16,000. Rent expense associated with payments made to the two companies for the fiscal years ended September 30, 2009 and 2008 was $12,401 and $82,858, respectively.

During fiscal 2008, we entered into two capital lease agreements with Maust Asset Management for equipment valued at $358,548. Under the terms of the leases we were required to pay between $2,974 and $5,000 per month rental for a period of 60 months from inception. We had the ability to purchase the equipment at the end of each lease for $1 per unit.

In April 2003, our Iowa subsidiary entered into a ten-year lease agreement with Maust Asset Management for our Iowa facility.  Under the lease, monthly rent payments of $8,250 plus real estate taxes were required for the first five years, increasing to $9,000 plus real estate taxes per month for the remaining five years. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately three acres adjacent to our existing Iowa facility.  Under that lease, monthly rent payments of $3,500 were required. For the fiscal years ended September 30, 2009 and 2008 payments made in connection with these leases amounted to $32,800 and $168,180, respectively.

During March 2004, our Minnesota subsidiary sold all of its land and buildings to an entity co-owned by a former employee for $1,400,000, realizing a gain of $437,337 which has been recorded as unearned income and classified as a non-current liability in the accompanying financial statements. Simultaneous with the sale, we entered into an agreement to lease the property back for a term of 12 years at an annual rent of $195,000, increasing to $227,460 over the term of the lease. The gain was being recognized as income ratably over the term of the lease. The building lease was classified as a capital lease at September 30, 2008 valued at $1,036,000 with the portion allocated to land treated as an operating lease. For the fiscal years ended September 30, 2009 and 2008 payments made in connection with this lease amounted to $44,604 and $257,429, respectively.

All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Independence of the Board of Directors

            The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934.  In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees. In particular, the Board has carefully considered the fact that Mr. Needham serves on the board of directors of Saugusbank (of which Mr. Tierney is president and chief executive officer) and has determined that, each of the Company’s non-management directors qualifies as “independent.”

The Board of Directors has determined that all of the members of each committee of the Board of Directors are independent as defined under the NYSE Alternext US Rules, including, in the case of all members of the Audit Committee (i.e., Messrs. Tierney and Boyd and Dr. Kahn), the independence requirements contemplated by Rule 10A-3, under the Exchange Act. In addition, all members of the Audit Committee are independent as defined by the NYSE Alternext US Rules and otherwise satisfy the NYSE Alternext US eligibility requirements for Audit Committee membership.

Item 14.	Principal Accounting Fees and Services

The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2009 and 2008.

In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2009 and 2008.  The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.

Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2009 and 2008 and (2) the review of the financial statements included our company’s Form 10-Q filings for fiscal 2009 and 2008 were $133,683 and $147,039, respectively.

Audit-Related Fees. The aggregate fees billed in fiscal 2009 and 2008 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $8,633 and $36,833, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations, (ii) participation in board and audit committee meetings and (iii) assurance services on specific transactions.

Tax Fees. The aggregate fees billed in fiscal 2009 and 2008 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $43,500 and $35,913, respectively.

All Other Fees. There were no other fees billed during fiscal 2009 and 2008 by SDKAS.

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

During fiscal 2009 and 2008, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 27.

(b)      The following exhibits are filed with this report:

Exhibit No.		Description

2.1 (1)	--
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

2.3 (2)	--	Share Exchange Agreement among GreenMan Technologies, Inc., Welch Products, Inc. and the Stockholders of Welch Products, Inc., dated October 1, 2007

2.4 (2)	--	Escrow Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Dreher, Simpson and Jensen, P.C., as Escrow Agent, dated October 1, 2007

2.5 (2)	--	Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Laurus Master Fund Ltd., dated October 1, 2007

2.6 (3)	--	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and American Power Group, Inc.

2.7 (3)	--	Escrow Agreement dated as of June 17, 2009, by and among GreenMan Technologies, Inc., American Power Group, Inc. and Morse, Barnes-Brown & Pendleton, P.C., as escrow agent

2.8 (4)	--	Asset Purchase Agreement dated as of July 27, 2009, by and among GreenMan Alternative Energy, Inc., GreenMan Technologies, Inc. and American Power Group, Inc

2.9 (4)	--	Promissory Note dated as of July 27, 2009, in the principal amount of $531,500, issued by American Power Group, Inc. to GreenMan Alternative Energy, Inc.

2.10*	--
Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.) (amending, restating and replacing Exhibit 2.9)

2.11 (4)	--
Escrow Agreement dated as of July 27, 2009, by and among GreenMan Alternative Energy, Inc., GreenMan Technologies, Inc., American Power Group, Inc. and Morse, Barnes-Brown & Pendleton, P.C., as escrow agent

3.1 (5)	--	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended

3.2 (6)	--	By-laws of GreenMan Technologies, Inc.

4.1 (6)	--	Specimen certificate for Common Stock of GreenMan Technologies, Inc.

4.2 (7)	--	Option Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.

4.3 (8)	--	Common Stock Purchase Warrant, dated June 30, 2006, issued to Laurus Master Fund, Ltd.

4.4 (8)	--	Registration Rights Agreement dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.

4.5 (9)	--	Warrant and Option Purchase Agreement dated March 24, 2009, between GreenMan Technologies, Inc. and PSource Structured Debt Ltd.

10.1 (10)	--	Employment Agreement dated April 1, 2003 between GreenMan Technologies, Inc. and Maurice E. Needham

10.2 (11)	--	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen

10.3 (12)	--	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen

10.4 (13)	--	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa

10.5 (12)	--	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa

10.6 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and Bruce A. Boland, dated October 1, 2007

10.7 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and John W. Brown, dated October 1, 2007

10.8 (14)	--	Consulting Agreement among Coastal International, Inc. and GreenMan Technologies, Inc., dated November 18, 2008

10.9 (6)	--	1993 Stock Option Plan

10.10 (15)	--	2005 Stock Option Plan, as amended January 18, 2008

10.11 (6)	--	Form of confidentiality and non-disclosure agreement for executive employees

10.12 (16)	--	Lease Agreement By and Between WTN Realty Trust to GreenMan Technologies of Georgia, Inc. dated April 2, 2001

21.1 *	--	List of All Subsidiaries

31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated September 12, 2008 and filed September 17, 2008, and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated October 1, 2007 and filed October 5, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated July 27, 2009 and filed July 31, 2009, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2008 and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2006 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2009 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2008 and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

*	Filed herewith.

GreenMan Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  GreenMan Technologies, Inc.
  Carlisle, Iowa

We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      /s/ schechter dokken kanter andrews & Selcer,  ltd.
.

Minneapolis, Minnesota
January 13, 2010

GreenMan Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,760,988	$210,080
Certificates of deposit	750,000	--
Certificates of deposit, restricted	800,000	--
Marketable investments	2,846,256	--
Accounts receivable, trade, less allowance for doubtful accounts of $1,935 and $96,338 as of September 30, 2009 and September 30, 2008	907,547	1,135,015
Inventory	1,319,149	1,323,748
Seller’s note, related party, current portion	150,000	--
Other current assets	684,754	291,371
Assets related to discontinued operations	--	10,145,282
Total current assets	9,218,694	13,105,496
Property, plant and equipment, net	872,358	551,683
Other assets:
Goodwill	--	2,289,939
Certificates of deposit, restricted	250,000	--
Long term contracts, net	866,667	554,250
Seller’s note, related party, non-current	650,000	--
Purchased technology	491,667	--
Patents, net	86,667	113,433
Other	206,074	425,908
Assets related to discontinued operations	--	6,566,780
Total other assets	2,551,075	9,950,310
	$12,642,127	$23,607,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$673,707	$782,494
Accrued expenses	1,794,901	1,176,408
Notes payable, current	1,134,130	506,678
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	48,807	534,320
Liabilities related to discontinued operations	--	16,140,322
Total current liabilities	3,720,063	19,208,740
Notes payable, non-current	484,753	482,881
Obligations due under lease settlement, non-current	505,540	580,540
Notes payable, related parties, non-current	44,593	--
Liabilities related to discontinued operations	--	3,397,258
Total liabilities	4,754,949	23,669,419

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 33,077,310 shares and 30,880,435 issued and outstanding at September 30, 2009 and 2008	330,773	308,804
Additional paid-in capital	38,839,342	38,881,669
Accumulated deficit	(31,263,088)	(39,252,403)
Accumulated other comprehensive loss	(19,849)	--
Total stockholders’ equity (deficit)	7,887,178	(61,930)
	$12,642,127	$23,607,489

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Years Ended September 30,
	2009	2008
Net sales	$3,227,633	$3,465,414
Cost of sales	2,705,264	2,495,713
Gross profit	522,369	969,701
Operating expenses:
Selling, general and administrative	4,253,614	3,379,337
Impairment loss - goodwill	2,289,939	--
	6,543,553	3,379,337
Operating loss from continuing operations	(6,021,184)	(2,409,636)
Other income (expense):
Interest and financing expense	(112,676)	(148,063)
Other, net	41,432	(189,963)
Other (expense), net	(71,244)	(338,026)
Loss from continuing operations before income taxes	(6,092,428)	(2,747,662)
Provision for income taxes	(456)	--
Loss from continuing operations	(6,092,884)	(2,747,662)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes	13,792,616	--
Income from discontinued operations	289,583	10,639,347
	14,082,199	10,639,347
Net income	$7,989,315	$7,891,685
Other comprehensive income (loss)
Unrealized loss on marketable investments	(19,849)	--
Comprehensive income	$7,969,466	$7,891,685

Loss from continuing operations per share –basic	$(0.19)	$(0.09)
Income from discontinued operations per share –basic	0.45	0.35
Net income per share –basic	$0.26	$0.26
Net income per share –diluted	$0.26	$0.22
Weighted average shares outstanding - basic	31,506,385	30,880,435
Weighted average shares outstanding - diluted	31,506,385	35,546,787

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended September 30, 2009 and 2008

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, September 30, 2007	22,880,435	$228,804	$35,995,473	$(47,144,088)	$--	$(10,919,811)
Common stock issued for acquisition	8,000,000	80,000	2,720,000	--	--	2,800,000
Compensation expense associated with stock options	--	--	151,928	--	--	151,928
Value of warrants issued for services rendered	--	--	14,268	--	--	14,268
Net income for fiscal year ended September 30, 2008	--	--	--	7,891,685	--	7,891,685
Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$--	$(61,930)
Repurchase of warrants	--	--	(700,000)	--	--	(700,000)
Compensation expense associated with stock options	--	--	126,942	--	--	126,942
Value of warrants issued for services rendered	--	--	12,200	--	--	12,200
Unrealized loss on marketable investments					(19,849)	(19,849)
Common stock returned per settlement agreement	(78,125)	(781)	(24,219)		--	(25,000)
Common stock issued for services rendered	275,000	2,750	62,750		--	65,500
Common stock issued for license agreement	2,000,000	20,000	480,000		--	500,000
Net income for fiscal year ended September 30, 2009	--	--	--	7,989,315	--	7,989,315
Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$7,887,178

See accompanying notes to consolidated financial statements

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,989,315	$7,891,685
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of tire recycling operations	(19,847,445)	--
Net settlement income from discontinued operations	(144,420)	--
Deferred tax asset application (recognition)	5,010,000	(5,300,000)
Impairment loss - goodwill	2,289,939	--
Gain associated with de-consolidation of Georgia subsidiary	--	(2,360,930)
Gain on lease termination	(124,628)	--
(Gain) loss on disposal of property, plant and equipment	--	(81,194)
Gain on return of escrowed shares	(25,000)	--
Shares issued for services rendered	65,500	--
Write off of lease receivables	--	65,570
Depreciation	266,811	1,429,042
Amortization of deferred interest expense	359,927	518,325
Amortization of customer relationships	890	6,949
Amortization of stock compensation expense	126,942	151,928
Amortization of patents	26,766	21,667
Amortization of long term contracts	187,583	179,250
Amortization of purchased technology	8,333	--
Deferred gain on sale leaseback transaction	(270,228)	(36,515)
Warrants issued	12,200	22,143
(Increase) decrease in assets:
Accounts receivable	95,916	(1,155,739)
Inventory	440,553	(1,099,518)
Other current assets	(252,873)	(56,918)
Other assets	310,533	288,077
(Decrease) increase in liabilities:
Accounts payable	(386,820)	(90,160)
Accrued expenses	345,280	195,662
Net cash (used) provided by operating activities	(3,514,926)	589,324
Cash flows from investing activities:
Purchase of property and equipment	(350,142)	(1,777,415)
Purchase of marketable investments	(2,866,105)	--
Purchase of certificates of deposit	(1,800,000)	--
Proceeds from the sale of tire recycling operations	27,546,652	--
Net cash used in the purchase of American Power Group, Inc. operating assets	(613,363)	--
Purchase of Welch Products, Inc., net of cash acquired	--	68,571
Deposits	--	(149,600)
Proceeds from the sale of equipment and insurance settlements	--	94,344
Net cash provided (used) by investing activities	21,917,042	(1,764,100)
Cash flows from financing activities:
Net activity under line of credit	(3,300,221)	3,300,221
Proceeds from notes payable	1,142,741	1,073,283
Repayment of notes payable	(12,847,119)	(2,508,551)
Principal payments on obligations under capital leases	(1,188,625)	(280,525)
Purchase of warrants	(700,000)	--
Repayment of notes payable, related parties	(534,320)	--
Net cash (used) provided by financing activities	(17,427,544)	1,584,428
Net increase in cash and cash equivalents	974,572	409,652
Cash and cash equivalents at beginning of year	786,416	376,764
Cash and cash equivalents at end of year including $0 and $576,336 respectively, of cash related to discontinued operations	$1,760,988	$786,416

Supplemental cash flow information:
Machinery and equipment acquired under capital leases	$--	$828,564
Unrealized loss on marketable investments	19,849	--
Shares issued in acquisition	--	2,800,000
Shares issued for technology license	500,000	--
Interest paid	528,371	1,445,471
Taxes paid	310,949	82,323

Supplemental Schedule of Non-Cash Investing and Financing Activities

As described in Note 5 to the financial statements, on July 27, 2009, GreenMan acquired substantially all operations of American Power Group, Inc. as follows:

Working capital acquired, net of cash and debt	$164,817
Property acquired	107,185
Seller’s note receivable	800,000
Dual fuel conversion technology acquired	500,000
Short term debt	(800,000)
Long term debt	(772,002)
Cash acquired upon purchase of business	$--

As described in Note 2, on October 1, 2007, GreenMan acquired all of the capital stock of Welch Products, Inc. as follows:

Working capital acquired, net of cash	$82,429
Property acquired	574,000
Goodwill and intangibles, acquired	3,168,000
Long term debt	(1,093,000)
Common stock issued	(2,800,000)
Cash acquired upon purchase of business	$68,571

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, we are comprised of two business segments, our dual fuel conversion operations and our molded recycled rubber products operations. Prior to November 17, 2008, we also had tire recycling operations. As described below, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form.

On October 1, 2007, we acquired Welch Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber and providing innovative playground design, equipment and installation (See Note 2). Welch’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. In March 2009, we changed Welch’s name to Green Tech Products, Inc. which better reflects the nature of its new product-line extension strategy beyond playground safety tiles and equipment.

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. On July 27, 2009, we entered into an agreement with American Power Group to purchase substantially all of their operating assets (excluding its dual fuel patent). (See Note 2)

As of September 30, 2009, we had $6,407,244 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $5,498,631, primarily due to the sale of our tire recycling business in November 2008. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations and stagnant revenue growth during the past year. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of the fiscal 2009, American Power Group has incurred an operating loss of approximately $480,000.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new corporate-wide credit facility. We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our September 30, 2009 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe this could have an additional $1.3 million of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and we anticipate improved performance during the warmer second half of the fiscal year which is when a majority of the playground and athletic surfaces are typically installed. Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve sustained profitability of either business.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries Green Tech Products, Inc. and American Power Group, Inc., (included since July 27, 2009). All significant intercompany accounts and transactions have been eliminated in consolidation.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies – (Continued)

In September 2005, due to the magnitude of continued operating losses, our Board of Directors approved plans to divest the operations of our GreenMan Technologies of Georgia, Inc. subsidiary and dispose of its assets. Accordingly, we classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. In June 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed (see Note 7). As a result of the bankruptcy proceedings we relinquished control of our Georgia subsidiary to the Bankruptcy Court and therefore we de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008.

All tire recycling assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2009.

Cash Equivalents

Cash equivalents include short-term investments with original maturities of three months or less.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. Because we operated our tire recycling assets during only a portion of the fiscal year we have included in this report relevant information on this business segment but have classified their respective assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of September 30, 2009, we have pledged $1,050,000 of our certificates of deposit as collateral for two loans currently outstanding. (See Note 5)

Marketable Investments

We also invest excess cash in marketable investments, including highly-liquid debt securities of the United States Government and its agencies and high-quality corporate debt securities. All highly-liquid investments with an original maturity of more than three months at original purchase price are considered investments available for sale.

We evaluate marketable investments periodically for possible other-than-temporary impairment and review factors such as length of time to maturity, the extent to which fair value has been below cost basis and our intent and ability to hold the marketable investments for a period of time which may be sufficient for anticipated recovery in market value. We recorded impairment charges equal to the amount that the carrying value of the available-for-sale investments exceeds the estimated fair market value of the investments as of the evaluation date, if appropriate. The fair value for all investments is determined based on quoted market prices as of the valuation date as available. Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

The adoption of this standard with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009:

Description:	Level 1
Marketable investments	$ 2,846,256

During the year ended September 30, 2009, we recorded an unrealized loss of $19,849 which is shown as a reduction to stockholders’ equity (deficit) until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss at which time we will record the loss in our statement of operations.

The following is a summary of maturities of carrying values of all marketable investments at September 30, 2009:

Years Ending September 30,
2010	$599,355
2011	620,021
2012	808,410
2013	490,244
2014	328,225
$2,846,255

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

Inventory

Raw material inventory primarily consists of dual fuel conversion components and crumb rubber used in production of molded rubber products by our molded recycled rubber products operation. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. Finished goods primarily consist of molded products and playground equipment. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	September 30, 2009	September 30, 2008
Raw materials	$86,132	$118,499
Work in progress	448,023	--
Finished goods	784,994	1,205,249
Total inventory	$1,319,149	$1,323,748

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $152,291 and $37,632 for the fiscal years ended September 30, 2009 and 2008, respectively.

Revenue Recognition

We have primarily two sources of revenue from each business segment. Our molded recycled rubber products operations derive revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from installations of our products are recognized when the installation is complete. Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. Revenues from product sales are recognized when the products installation is complete and collectability is reasonably assured. Revenues derived from maintenance and service agreements are recognized when the service has been rendered to the customer.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period.

Stock-Based Compensation

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $126,942 and $151,928 for the fiscal years ended September 30, 2009 and 2008 respectively. The unamortized compensation expense at September 30, 2009 was $487,572 and will be amortized over a weighted average remaining amortizable life of approximately 4 years.

The fair value of each option grant during the year ended September 30, 2009 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of 2.3%; expected volatility based on historical trading information of approximately 87% and expected term of 5 years.

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

Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

In conjunction with the Green Tech Products acquisition (See Note 2) we recognized $2,289,939 of goodwill $735,000 associated with long term contractual relationships acquired and $130,000 to acquired patents. The long term contractual relationships are being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the patents are being amortized on a straight line basis over an estimated useful life of 60 months. Amortization expense associated with contractual relationships amounted to $179,250 for the fiscal year ended September 30, 2009 and accumulated amortization was $360,000 at September 30, 2009. Amortization expense associated with patents amounted to $26,766 and $21,667 for the fiscal years ended September 30, 2009 and 2008 and accumulated amortization was $48,433 and $21,667 at September 30, 2009 and 2008, respectively.

During the past two fiscal years Green Tech Products incurred operating losses of approximately $800,000 per year and has had negative cash flow from operations and stagnant revenue growth. Management has determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products to be below it’s carrying value including goodwill and therefore an impairment exists. We have determined the entire goodwill balance to be impaired and have recorded a non-cash impairment loss of $2,289,939 at September 30, 2009.

In conjunction with the American Power Group acquisition and license agreement (See Note 2) we recognized $500,000 associated with execution of a long term technology license agreement and $500,000 associated with purchased dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with long term technology license agreement and purchased dual fuel conversion technology amounted to $16,667 for the fiscal year ended September 30, 2009 and accumulated amortization was $16,667 at September 30, 2009.

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

The following table provides the detail of the change in our product warranty accrual as of:

	September 30, 2009	September 30, 2008
Warranty accrual at the beginning of the year	$28,000	$35,000
Charged to costs and expenses relating to new sales	65,456	8,488
Costs to product warranty claims	(13,726)	(15,488)
Warranty accrual at the end of year	$79,730	$28,000

Long-Lived Assets

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

New Accounting Pronouncements

In September 2006, the FASB issued guidance that defines fair value, established a framework for measuring fair value and expands disclosure about fair value measurements. This guidance also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. This guidance is included in ASC 820, “Fair Value Measurements and Disclosures”. We have adopted this guidance effective October 1, 2008. The adoption of this guidance had no impact on our consolidated financial condition and the results of operations. In February 2008, FASB delayed the statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. We have not applied the provisions of this guidance to our nonfinancial assets and nonfinancial liabilities as of September 30, 2009. The provisions for this guidance for nonfinancial assets and nonfinancial liabilities will be effective for us beginning in the first quarter of fiscal 2010.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies - (Continued)

In May 2009, the FASB issued guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which the company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance is included in ASC 855, “Subsequent Events”, and was effective for our third quarter ended June 30, 2009. The adoption of this guidance had no impact on our consolidated financial condition and the results of operations.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 – Generally Accepted Accounting Principals – amendments based on – Statement of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals.” This guidance establishes the Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB and is effective for us in the fourth quarter ended September 30, 2009. The adoption of this guidance had no impact on our consolidated financial condition and the results of operations.

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

	September 30, 2009	September 30, 2008
Weighted average shares outstanding	31,506,385	30,880,435
Exercisable options and warrants	--	4,666,352
Weighted average shares, fully diluted	31, 506,385	35,546,787
Net (loss) per share – fully diluted from continuing operations	$(0.19)	$(0.08)
Net income per share – fully diluted from discontinued operations	$0.45	$0.30
Net income per share – fully diluted	$0.26	$0.22

The calculation of additional exercisable options and warrants above excludes 3,902,500 and 5,024,012 options and warrants that are outstanding at September 30, 2009 and 2008 respectively, but are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

Subsequent Events

We have evaluated for subsequent events through January 13, 2010, the date the financial statements were available for issuance.

2.	Acquisition of Subsidaries

Dual Fuel Technology License Agreement

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. The proprietary technology seamlessly displaces up to 60% of the normal diesel fuel consumption with compressed natural gas or bio-methane and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (“OEM”) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification unlike the more expensive high-pressure alternative fuel systems in the market.

In conjunction with executing the license agreement, we issued American Power Group two million shares of our common stock, valued at $500,000 (based on the value of our stock on the date of the license) and subject to a one-year lock-up and certain escrow provisions. The value assigned to this long-term contract is being amortized on a straight line basis over an estimated useful life 120 months. In addition, we will be required to pay royalties to American Power Group upon the sales of dual fuel products and services.

On May 14, 2009, we loaned American Power Group $250,000 under a 24 month secured promissory note bearing interest at 5% with interest only due for the first six months with the balance (including interest) amortized in monthly payments of principal and interest over an eighteen month period commencing in November 2009.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

2.	Acquisition of Subsidiaries – (Continued)

American Power Group, Inc.

On July 27, 2009, our wholly owned subsidiary GreenMan Alternative Energy, Inc. entered into an agreement with American Power Group for the purchase of substantially all of their operating assets, including the name American Power Group (excluding its dual fuel patent) which we believe will enhance our ability to utilize the technology license agreement described earlier. The consideration for the acquisition consisted of (i) approximately $850,000 in cash (financed by a local bank through short term debt), which was used by American Power Group to retire indebtedness to a bank, (ii) loans of approximately $611,000 from GreenMan to American Power Group (including the $250,000 loan described above and an additional loan of $361,000 made on the closing date), which loans were also assumed by GreenMan Alternative Energy and have been eliminated as intercompany loans in consolidation subsequent to the acquisition, and (iii) the assumption by GreenMan Alternative Energy of approximately $555,000 of American Power Group’s accounts payable and other liabilities to third parties.

The acquisition will be accounted for as a purchase, and accordingly the results of American Power Group’s operations since the date of acquisition are included in our consolidated financial statements. The total purchase price of $2,018,000 is as follows:

Working capital acquired, net of cash and debt	$164,817
Property acquired	107,185
Seller’s note receivable	800,000
Dual fuel conversion technology acquired	500,000
Short term debt	(800,000)
Long term debt	(772,002)
Cash acquired upon purchase of business	$--

The total consideration paid exceeded the fair value of the net assets acquired by $500,000 resulting in the recognition of $500,000 of intangibles which have been allocated to the patented dual fuel conversion technology acquired. This allocation was based on our estimated cost to reproduce the technology acquired as described in the dual fuel technology license agreement. The value assigned to the purchased technology is being amortized on a straight line basis over an estimated useful life of 120 months. The assets acquired include a promissory note from the previous owners of American Power Group of $800,000 to GreenMan and bearing interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. The note is due in a single, lump sum payment on July 27, 2013; provided, however, that 25% of any royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than to American Power Group. We consider this a related party note as one owner is now an employee or ours. In August 2009, we changed GreenMan Alternative Energy’s name to American Power Group.

Green Tech Products, Inc (formerly Welch Products, Inc.)

On October 1, 2007, we acquired Green Tech Products, Inc., a company headquartered in Carlisle, Iowa, which specializes in designing, developing and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber and innovative playground design, equipment and installation. Green Tech’s patented products and processes include playground safety tiles, roadside anti-vegetation products, construction molds and highway guard-rail rubber spacer blocks. Green Tech had been one of our crumb rubber customers for the past several years. The transaction was structured as a share exchange in which 100 percent of Green Tech’s common stock was exchanged for 8 million shares of our common stock, valued at $2,800,000 based on the value of the 8 million shares issued in this transaction on the date of issuance.

The acquisition has been accounted for as a purchase, and accordingly the results of Green Tech’s operations since the date of acquisition are included in our consolidated financial statements. The total purchase price of $2,890,000 including approximately $90,000 of transaction costs has been allocated as follows:

Total identifiable assets acquired	$ 2,571,000
Total identifiable liabilities acquired	$ 2,821,000

The total consideration paid exceeded the fair value of the net assets acquired by $3,140,000 resulting in the recognition of $2,289,939 of goodwill and $645,000 assigned to long term contracts (in addition to $90,000 assigned to an existing contract and being amortized over a 5-year term) based on an analysis of the discounted future net cash flows of the contracts. In addition, we increased the value of land and buildings by $195,000 based on a recent appraisal and increased the value assigned to patents by $11,000 based on an analysis of discounted future cash flows associated with the patents. The value assigned to the long-term contracts is being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the value assigned to patents is being amortized on a straight line basis over an estimated useful life of 60 months.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

2.	Acquisition of Subsidiaries – (Continued)

During the past two fiscal years Green Tech Products incurred operating losses of approximately $800,000 per year and have had negative cash flow from operations and stagnant revenue growth during the past year. Management has determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products to be below it’s carrying value including goodwill and therefore an impairment exists. We have determined the entire goodwill balance to be impaired and have recorded a non-cash impairment loss of $2,289,939 at September 30, 2009.

Included in other current assets are lease receivables of $211,021 which bear interest at rates ranging from 1.99% to 5.5% per annum.

Amortization expense during the next five years is anticipated to be:

Twelve months ending September 30:	Contracts	Patents	Technology	Total
2010	$229,250	$21,667	$50,000	$300,917
2011	229,250	21,667	50,000	300,917
2012	66,500	21,667	50,000	138,167
2013	50,000	21,666	50,000	121,666
2014 and thereafter	291,667	--	291,667	583,334
	$866,667	$86,667	$491,667	$1,445,001

3.	Discontinued Operations

Georgia Operations

Due to the magnitude of the continuing operating losses incurred by our GreenMan Technologies of Georgia, Inc. subsidiary our Board of Directors determined it to be in the best interest of our company to discontinue all Georgia operations and completed the divestiture of its operating assets during fiscal 2006. Accordingly, we have classified all remaining liabilities associated with our Georgia entity and its results of operations as discontinued operations.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed. On September 30, 2008 we received approval of the Trustee’s Final Report of No Distribution in relation to the Chapter 7 filing and the case is considered closed. The Trustee's Report of No Distribution certifies that the trustee has performed the duties required of a trustee under 11 U.S.C. Section 704 and has concluded that there are no assets to administer. As a result of the bankruptcy proceedings we de-consolidated substantially all remaining obligations from our financial statements as of September 30, 2008 resulting in the recognition of non-cash income from discontinued operations of $2,360,930 during the fiscal year ended September 30, 2008.

The major classes of liabilities associated with Georgia discontinued operations were:

	September 30, 2009	September 30, 2008
Liabilities related to discontinued operations:
Accounts payable	$--	$116,664
Accrued expenses, other	--	163,147
Total liabilities related to discontinued operations	$--	$279,811

During the fiscal year ended September 30, 2009, we recognized net income from Georgia discontinued operations of approximately $38,000 including income of approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor and an expense of $106,564 associated with an April 2009 settlement agreement, including legal fees with a former Georgia vendor (see Note 7).

Tire Recycling Operations

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.9 million in cash. We recognized a gain on sale of approximately $13.8 million, net of estimated taxes of approximately $6.1 million which is included in gain on sale of discontinued operations.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

3.	Discontinued Operations – (Continued)

We used approximately $16.5 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconciliations. As of November 18, 2009, all escrowed funds had been released from escrow and received.

The major classes of assets and liabilities associated with discontinued tire recycling operations were:

	September 30, 2009	September 30, 2008
Assets related to discontinued operations:
Cash	$--	$576,336
Accounts receivable, net	--	3,019,978
Deferred income tax asset	--	5,300,000
Other current assets	--	1,248,968
Total current assets related to discontinued operations	--	10,145,282
Property, plant and equipment (net)	--	6,399,172
Other	--	167,608
Total other assets related to discontinued operations	--	6,566,780
Total assets related to discontinued operations	$--	$16,712,062

Liabilities related to discontinued operations:
Accounts payable	$--	$1,766,196
Notes payable, current	--	9,566,387
Notes payable, line of credit	--	3,300,221
Accrued expenses, other	--	1,125,150
Capital leases, current	--	382,368
Total current liabilities related to discontinued operations	--	16,140,322
Notes payable, non-current	--	1,540,150
Capital leases, non-current	--	1,623,325
Deferred gain on sale leaseback transaction, non-current	--	233,783
Total non-current liabilities related to discontinued operations	--	3,397,258
Total liabilities related to discontinued operations	$--	$19,537,580

We leased various tire recycling facilities and equipment under capital lease agreements with terms ranging from 36 months to 240 months and requiring monthly payments ranging from $57 to $16,250. Assets acquired under capital leases with an original cost of $3,698,225 and related accumulated amortization of $1,673,382 are included in property, plant and equipment at September 30, 2008. Amortization expense for the years ended September 30, 2008 amounted to $258,165. All leases were terminated in conjunction with the divestiture.

In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by a former employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The building lease was classified as a capital lease with a value of $1,036,000 and the portion allocated to the land had been treated as an operating lease. In conjunction with the sale of our Minnesota tire recycling operations, we terminated this long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the fiscal year ended September 30, 2009. In addition, included in income from discontinued operations for the fiscal year ended September 30, 2009 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the term of the lease.

Net sales and income from discontinued tire recycling operations were as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2009	2008
Net sales from discontinued operations	$3,441,713	$23,283,359
Income from discontinued operations	14,082,199	8,278,417

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2009	September 30, 2008	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	10 - 20 years
Machinery and equipment	1,746,559	1,350,137	5 - 10 years
Furniture and fixtures	59,954	65,842	3 - 5 years
	2,266,513	1,875,979
Less accumulated depreciation	(1,394,155)	(1,324,296)
Property, plant and equipment, net	$872,358	$551,683

5.	Credit Facility/Notes Payable

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. The credit facility is secured by first priority security interests in all of the assets of our company and all of the assets of our GreenMan Technologies of Minnesota, Inc., GreenMan Technologies of Iowa, Inc. and Green Tech Products, Inc. subsidiaries, as well as by pledges of the capital stock of those subsidiaries.

The revolving note had a maturity of June 30, 2009, bore interest on any outstanding amounts at the prime rate plus 2% (7% at September 30, 2008 and November 17, 2008), with a minimum rate of 8%. Amounts advanced under the line are limited to 90% of eligible accounts receivable and 50% of finished goods inventory, up to a maximum of $5 million, subject to certain limitations. The term note had a maturity date of June 30, 2009 and bore interest at the prime rate plus 2% (7% at September 30, 2008 and November 17, 2008), with a minimum rate of 8%. Principal was amortized over the term of the loan, commencing on July 2, 2007, with minimum monthly payments of principal as follows: (i) for the period commencing on July 2, 2007 through June 2008, minimum principal payments of $150,000; (ii) for the period from July 2008 through June 2009, minimum principal payments of $400,000; and (iii) the balance of the principal will be payable on the maturity date. In May 2007, Laurus agreed to reduce the principal payments required during the period of July 2007 to September 2008 to $100,000 per month and defer the difference of $1,500,000 to the June 2009 maturity date. All amounts due Laurus under the revolving note ($3.4 million) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business (see Note 2), and this credit facility has been terminated.

On April 1, 2009 our Green Tech Products subsidiary executed a $250,000 secured term note with Great Western Bank, Carlisle, Iowa. The note bears interest at 8% and is payable in 26 monthly installments of $4,735.48 including interest with a final payment of $145,309 due on July 15, 2011. The loan is secured by certain Green Tech Products equipment and a $250,000 certificate of deposit which matures on July 15, 2011.

On July 27, 2009 we executed a six month, $800,000 secured term note with Iowa State Bank, Algona, Iowa in conjunction with the American Power Group acquisition. The note which is due on February 1, 2010 bears interest at 6% and is secured by an $800,000 certificate of deposit which matures on February 1, 2010. On December 17, 2009 we extended the maturity of both the note and certificate of deposit to September 30, 2009.

During the period of July through September 2009, we executed several additional secured term notes with Iowa State Bank aggregating approximately $94,000. The notes which are payable in 60 monthly installments ranging from $305 to $603 including interest at rates ranging from 6.39% to 7.7% and are secured by certain purchased equipment.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

5.	Credit Facility/Notes Payable – (Continued)

Notes payable consists of the following at:	September 30, 2009	September 30, 2008
Term note payable, Great Western Bank, secured by certain receivables of Green Tech Products, due in annual payments of $200,626 plus interest at 8% with remaining principal due July 2010	250,303	401,786
Term note payable, Great Western Bank, secured by certain equipment of Green Tech Products and a $250,000 certificate of deposit, due in monthly installments of $4,735 including interest at 8% with remaining principal due July 2011	231,587	--
Term note payable, William Welch, secured by all real estate of Welch Products, due in monthly installments of $1,927 plus interest at 7.1% and due December 2026	229,519	236,080
Term note payable, Iowa State Bank, secured by an $800,000 certificate of deposit, with interest paid monthly at 6% and principal due September 30, 2010	799,110	--
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.39% to 7.7% and requiring monthly payments from $305 to $603	93,046	--
Other term notes payable and assessments, secured by various equipment with interest rates ranging from 6% to 13.2% and requiring monthly installments from $639 to $5,490	15,318	351,693
	1,618,883	989,559
Less current portion	(1,134,130)	(506,678)
Notes payable, non-current portion	$484,753	$482,881

The following is a summary of maturities of carrying values of all notes payable at September 30, 2009:

Years Ending September 30,
2010	$1,134,130
2011	210,588
2012	26,892
2013	28,863
2014	29,657
2015 and thereafter	188,753
$1,618,883

6.	Notes Payable –Related Party

Note Payable-Related Party

During 2003, two immediate family members of an officer loaned us a total of $400,000 under the terms of two-year, unsecured promissory notes which bore interest at 12% per annum with interest due quarterly and the principal due upon maturity. In March 2004, these same individuals loaned us an additional $200,000 in aggregate, under similar terms with the principal due upon maturity March 2006. These individuals each agreed to invest $200,000 in aggregate of their loans into our April 2004 private placement of investment units and each received 113,636 units. They also agreed to extend the maturity of the remaining $400,000 until the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009.

In September 2003, a former officer loaned us $400,000 under an unsecured promissory note which bore interest at 12% per annum and matured at the earlier of when all amounts due under the Laurus credit facility have been repaid or June 30, 2009. In July 2006, the former officer assigned the remaining balance of $99,320 as follows: $79,060 to one of an officer’s immediate family members noted above and the remaining balance of $20,260 plus interest of $13,500 to the officer.

Between January and June 2006, a former director loaned us $155,000 under three unsecured promissory notes which bore interest at 10% per annum with interest and principal due during periods ranging from June 30, 2006 through September 30, 2006 (subsequently extended until the earlier of when all amounts due under the restructured Laurus credit facility have been repaid or June 30, 2009). During fiscal 2006, the former director agreed to convert $91,676 (including interest of $1,676) into 315,330 shares of unregistered common stock at the closing price of our stock on the dates of conversion ($.28 and $.35). During the year ended of September 30, 2008 the former director was repaid $30,000.

In December 2008, all remaining amounts due parent related parties ($534,320 of principal and $122,903 of accrued interest) were repaid.

Prior to the July 2009 acquisition of substantially all American Power Group assets, a former officer of theirs loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175.

Total interest expense for related party notes amounted to $10,342 and $63,444, for the fiscal years ended September 30, 2009 and 2008, respectively.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

7.	Commitments and Contingencies

Employment Agreements

We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.

Related Party Consulting Agreement

On November 18, 2008 we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our Compensation committee. The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine.

Rental Agreements

Our Iowa tire recycling subsidiary leased a facility located on approximately 4 acres of land under a 10-year lease commencing in April 2003 from Maust Asset Management Company, LLC (“Maust Asset Management”), a company co-owned by a former employee. Under the terms of the lease, monthly rental payments of $8,250 on a triple net basis are required for the first five years increasing to $9,000 on a triple net basis per month for the remaining five years. Maust Asset Management acquired the property from the former lessor. In April 2005, our Iowa subsidiary entered into an eight-year lease agreement with Maust Asset Management for approximately 3 acres adjacent to our existing Iowa facility at monthly rent payments of $3,500. These leases were terminated on November 17, 2008. (See Note 3). For the years ended September 30, 2009 and 2008 total rental expense in connection with all non-cancellable related party real estate leases amounted to $32,800 and $198,228, respectively.

We also rented various vehicles and equipment from third parties under non-cancellable operating leases with monthly rental payments ranging from $1,500 to $2,683 and with terms ranging from 38 to 47 months. In addition, we rent several pieces of equipment on a monthly basis from a company co-owned by a former employee at monthly rentals ranging from $263 to $1,295. For the fiscal years ended September 30, 2009 and 2008 total rent expense in connection with non-cancellable operating vehicle and equipment leases amounted to $12,401 and $38,683, respectively with all amounts paid to related parties. These leases were terminated on November 17, 2008. (See Note 3)

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, the site of our former corporate headquarters, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2009 and 2008, total rental expense in connection with this real estate lease amounted to $15,000 per year, respectively.

In February 2006, we amended our Georgia capital lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 2001 guaranty agreement. During fiscal 2009, we paid the $75,000 of accrued fees at the landlord’s request.

Litigation

As previously disclosed, substantially all of GreenMan Technologies of Georgia, Inc.’s assets were sold as of March 1, 2006. Several vendors of this subsidiary commenced legal action, primarily in the state courts of Georgia, in attempts to collect past due amounts, plus accruing interest, attorneys’ fees, and costs, all relating to various services rendered to these subsidiaries. Although GreenMan Technologies, Inc. itself was not a party to any of these vendor relationships, two of the plaintiffs, representing approximately $900,000 of these claims named GreenMan Technologies, Inc. as a defendant along with GreenMan Technologies of Georgia, Inc.

On June 27, 2008, GreenMan Technologies of Georgia, Inc. filed for liquidation under Chapter 7 of the federal bankruptcy laws in the Bankruptcy Court of the Middle District of Georgia and a trustee was appointed. As a result of the bankruptcy proceedings all pending litigation was stayed and GreenMan Technologies of Georgia, Inc. was de-consolidated from our financial statements as of June 30, 2008. (See Note 3)

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

7.	Commitments and Contingencies – (Continued)

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven per the agreement and which are included in income from discontinued operations for the nine months ended June 30, 2009. On April 15, 2009, we settled the only remaining Georgia legal action involving GreenMan, executing a settlement and general release agreement with the plaintiff in return for a payment of $100,000, which is included in the loss from discontinued operations for the fiscal year ended September 30, 2009.

In April 2009, Jacquelyn M. Cyronis filed a complaint in the United States District Court for the Middle District of Georgia against MART Management, Inc., GreenMan and Tires Into Recycled Energy & Supplies, Inc. (“TIRES”), following a death of an individual employed by TIRES resulting from a fire at a tire recycling facility in Georgia in 2007. MART Management, Inc. was the owner of the premises at the time of the incident and leased the property to us. We in turn, had subleased the property to TIRES. Pursuant to the terms of the March 2001 lease agreement, we have agreed to indemnify MART against such claims. We believe that we have substantial defenses against the plaintiff’s claims and are contesting the matter vigorously through our insurance company.

8.	Stockholders’ Equity

Authorized Shares

On April 2, 2008, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

Common Stock Transactions

During the fiscal year ended September 30, 2008, several directors agreed to accept 64,559 shares of unregistered common stock valued at $22,500 (all shares were issued at a price equal to the closing price of our common stock on date of issuance) in lieu of cash for certain director’s fees and expenses due the directors.

On October 1, 2007, we issued 8,000,000 shares of our unregistered common stock valued at $2,800,000 (at $.35 which was the closing price of our stock on the date of issuance) in connection with the acquisition of Green Tech Products. (See Note 2)

In April 2009, the former Welch shareholders returned 78,125 shares of our common stock valued at $25,000 pursuant to the indemnification terms of the October 1, 2008 asset purchase agreement. The $25,000 is included in other income for the fiscal year ended September 30, 2009. We subsequently retired the shares.

On June 17, 2009, we issued 2,000,000 shares of our unregistered common stock valued at $500,000 (at $.25 which was the closing price of our stock on the date of issuance) in connection with execution of an exclusive dual fuel technology license agreement with American Power Group, Inc. (See Note 2).

During June and July 2009, the Board of Directors approved the issuance of 275,000 shares of unregistered common stock, in aggregate, as restricted stock awards to our directors and management in recognition of past services and as future incentive and recorded a $84,750 expense (assigned fair value based on closing bid price plus the anticipated income tax affect) associated with the issuance of these shares during the fiscal year ended September 30, 2009. All recipients have agreed to hold the shares for a minimum of 18 months after issuance.

1993 Stock Option Plan

The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004 as it relates to new grants.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

8.	Stockholders’ Equity - (Continued)

Stock options and activity under the Plan is summarized as follows:

	Year Ended September 30, 2009		Year Ended September 30, 2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	594,462	$.62	1,022,356	$.82
Granted	--	--	--	--
Forfeited or expired	(521,962)	.60	(427,894)	1.09
Exercised	--	--	--	--
Outstanding at end of period	72,500	.83	594,462	.62
Exercisable at end of period	72,500	.83	594,462	.62
Reserved for future grants at end of period	--		--
Aggregate intrinsic value of exercisable options	$8,000		$100
Weighted average fair value of options granted during the period		$--		$--

Information pertaining to options outstanding under the plan at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$.40	50,000	1.25 years	$.40	50,000	1.25 years	$.40
$1.80	22,500	2.92 years	1.80	22,500	2.92 years	1.80
	72,500	1.9 years	$.83	72,500	1.9 years	$.83

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

During the fiscal 2008, 870,000 qualified options in aggregate were granted with 670,000 options having an exercise price of $.35 per share, vest annually at 20% per year over a five-year period from date of grant and have a ten-year term. The remaining 200,000 have exercise prices ranging from $.33 to $.34 per share, vest immediately and have a ten-year term.

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

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

8.	Stockholders’ Equity - (Continued)

In July 2009, we granted options to a director and several employees to purchase an aggregate of 750,000 shares of our common stock at an exercise prices ranging from $.28 to $.32 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was approximately $146,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

	Year Ended September 30, 2009		Year Ended September 30, 2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,532,000	$.34	1,662,000	$.34
Granted	2,050,000	.28	870,000	.35
Forfeited or expired	(1,230,000)	.34	--	.--
Exercised	--	--	--	--
Outstanding at end of period	3,352,000	.30	2,532,000	.34
Exercisable at end of period	923,200	.32	724,800	.33
Reserved for future grants	148,000		968,000
Aggregate intrinsic value of exercisable options	$218,800		$50,494
Aggregate intrinsic value of all options	$859,800		$148,410
Weighted average fair value of options granted during the period		$.19		$.23

  Information pertaining to options outstanding under the plan at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ .23 - .55	3,352,000	8.6 years	$ .30	923,200	7.5 years	$ .32

  The following table summarizes activity related to non-vested options:

	Year Ended September 30, 2009
		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of period	1,807,200	$.25
Granted	2,050,000	.19
Forfeited or expired	(1,093,200)	.23
Vested	(335,400)	.23
Non-vested at end of period	2,428,600	.21

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

As of September 30, 2009, options to purchase 38,000 shares of our common stock have been granted of which 28,000 are outstanding and exercisable at prices ranging from $0.38 to $1.95. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.  At September 30, 2009, options outstanding had a weighted average exercise price of $1.10 per share and a weighted average contractual life of 3.5 years.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

8.	Stockholders’ Equity - (Continued)

Other Stock Options and Warrants

On March 24, 2009 we purchased and retired warrants to purchase 4,811,905 shares of common stock at an exercise price of $.01 per share held by our former secured lender, Laurus Master Fund, Ltd for $700,000, or approximately $0.145 per share.

Information pertaining to all other options and warrants granted and outstanding is as follows:

	Year Ended September 30, 2009		Year Ended September 30, 2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	6,535,902	$.44	7,163,402	$.44
Granted	--	--	--	--
Forfeited, expired, repurchased	(6,085,902)	.25	(627,500)	1.92
Exercised	--	--	--	--
Outstanding at end of period	450,000	.53	6,535,902	.44
Exercisable at end of period	450,000	.53	6,479,652	.44
Aggregate intrinsic value of exercisable options/warrants	$29,500		$1,829,744
Aggregate intrinsic value of all options/warrants	$29,500		$1,829,744
Weighted average fair value of options granted during the period		$--		$--

	Options/Warrants Outstanding			Options/Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ .34 - $1.51	450,000	1.21 years	$ .53	450,000	1.21 years	$ .53

Common Stock Reserved

We have reserved common stock at September 30, 2009 as follows:

Stock option plans	3,424,500
Other stock options	328,000
Other warrants	150,000
3,902,500

9.	Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times.  We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2009 and 2008, respectively.

10.	Segment Information

Today, we have two reportable operating segments: (1) molded recycled rubber products and (2) dual fuel conversion operations (See Note 2). We have identified the tire recycling and molded recycled rubber product as operating segments for which discrete financial information is available. Each operating segment has its respective management team. Prior to November 17, 2008, we also had tire recycling operations. As described in Note 3 our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form.

The molded recycled rubber products operation specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber and providing innovative playground design, equipment and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

10.	Segment Information – (Continued)

Our dual fuel conversion operations provide a unique external fuel delivery enhancement system which converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances.

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

The following table provides total assets for our operating segments as of:

Total assets:	September 30, 2009	September 30, 2008
Molded recycled rubber products	$3,117,492	$6,610,698
Dual fuel conversion	2,872,031	--
Corporate and other	6,652,604	16,996,791
Total assets	$12,642,127	$23,607,489

The following table provides net sales and income from operations for our operating segments:

	Fiscal Year Ended
	September 30,	September 30,
	2009	2008
Net sales;
Molded recycled rubber products	$3,227,633	$3,465,414
Dual fuel conversion	--	--
Corporate and other	--	--
Total net sales	$3,227,633	$3,465,414

There were no sales between the segments during the fiscal years ended September 30, 2009 and 2008.

	Fiscal Year Ended
	September 30,	September 30,
	2009	2008
Loss from continuing operations:
Molded recycled rubber products	$(3,208,109)	$ (800,157)
Dual fuel conversion	(479,893)	--
Corporate and other	(2,404,882)	(1,947,505)
Total loss from continuing operations	$(6,092,884)	$(2,747,662)

11.	Major Customers

During the fiscal year ended September 30, 2009 there was one molded products customer who accounted for 14% of consolidated net sales. During fiscal 2008, no one customer accounted for more than 10% of our consolidated net sales.

12.	Fair Value of Financial Instruments

At September 30, 2009 and 2008, our financial instruments consist of marketable investments, accounts receivable, accounts payable and notes payable to banks and others. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

GreenMan Technologies, Inc.
Notes To Consolidated Financial Statements

13.	Income Taxes

The provision (benefit) for income taxes was comprised of the following amounts for the years ended:

	September 30,	September 30,
	2009	2008
Current:
Federal	$330,000	$--
State	490,000	(32,561)
	820,000	(32,561)
Deferred:
Federal	$4,280,000	$--
State	1,020,000	(32,561)
	5,300,000	(32,561)
Change in valuation reserve	--	(5,300,000)
Total provision (benefit) for income taxes included in discontinued operations	$6,120,000	$(5,332,561)

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainly of our ability to realize the anticipated benefit given our historical losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall Company results for fiscal 2009, we expected to be able to realize the benefit of a portion of our federal net operating loss carry-forwards.  Using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we have recognized a change in the valuation allowance of $5.3 million during the fiscal year ended September 30, 2008 based on the estimated gain associated with the November 2008 sale of our tire recycling operations. Based on actual results for the year ended September 30, 2009, we recognized total income tax expense of $6,120,000.

In addition, as of September 30, 2008, using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we have calculated a deferred tax liability of approximately $700,000 associated with the income recognized from the write-off all liabilities associated with the de-consolidation GreenMan of Georgia during fiscal 2008. We have sufficient net operating loss carry-forwards to offset this anticipated deferred tax liability and accordingly will not recognize any additional income tax at September 30, 2009.

The difference between the statutory federal income tax rate of 34% and the effective rate is primarily due to net operating losses incurred by us and the provision of a valuation reserve against the related deferred tax assets.

The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2009	2008
Net operating loss carry forwards	$4,790,948	$11,118,532
Differences in fixed asset bases	(87,684)	(1,043,729)
Capital loss carryover	--	1,286,937
AMT tax	353,805	--
Other, net	108,058	734,900
	5,165,127	12,096,640
Valuation reserve	(5,165,127)	(6,796,640)
Net deferred tax asset	$--	$5,300,000

As of September 30, 2009, we had net operating loss carry forwards of approximately $13.5 million. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2010 and 2013, respectively. In addition, we have Federal tax credit carry forwards of approximately $17,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

14.	Fourth Quarter Adjustments

During the three months ended September 30, 2009 we recognized additional income tax expense of $620,000 primarily due to the finalization of the accounting for the tire recycling operations sale and finalization of our fiscal year end results. In addition, during the three months ended September 30, 2009, we recorded a goodwill impairment of $2,289,939 associated with our Green Tech Products subsidiary in conjunction with our annual review of potential asset impairment.

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

Signature	Title(s)	Date

/s/ Maurice E. Needham	Chairman of the Board	January 12, 2010
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	January 12, 2010
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 12, 2010

/s/ Lew F. Boyd	Director	January 12, 2010
Lew F. Boyd

/s/ Dr. Allen Kahn	Director	January 12, 2010
Dr. Allen Kahn

/s/ Kevin Tierney, Sr.	Director	January 12, 2010
Kevin Tierney, Sr.