Form 10-Q
period 2009-12-31
GREENMAN TECHNOLOGIES INC
filed 2010-02-10
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 10, 2010, there were 33,077,310 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,062,073	$1,760,988
Certificates of deposit	--	750,000
Certificates of deposit, restricted	800,000	800,000
Marketable investments	2,795,362	2,846,256
Accounts receivable, trade, less allowance for doubtful accounts of $320 and $1,935 as of December 31, 2009 and September 30, 2009	210,845	907,547
Inventory	1,360,514	1,319,149
Seller’s note, related party, current portion	150,000	150,000
Other current assets	414,458	684,754
Total current assets	6,793,252	9,218,694
Property, plant and equipment, net	936,002	872,358
Other assets:
Certificates of deposit, restricted	250,000	250,000
Long term contracts, net	809,354	866,667
Seller’s note, related party, non-current	650,000	650,000
Purchased technology	479,166	491,667
Patents, net	81,250	86,667
Other	220,316	206,074
Total other assets	2,490,086	2,551,075
	$10,219,340	$12,642,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$300,031	$673,707
Accrued expenses	1,322,872	1,794,901
Notes payable, current	1,131,497	1,134,130
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	46,465	48,807
Total current liabilities	2,869,383	3,720,063
Notes payable, non-current	493,643	484,753
Obligations due under lease settlement, non-current	505,540	505,540
Notes payable, related parties, non-current	32,693	44,593
Total liabilities	3,901,259	4,754,949

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 33,077,310 shares issued and outstanding at December 31, 2009 and September 30, 2009	330,773	330,773
Additional paid-in capital	38,875,484	38,839,342
Accumulated deficit	(32,857,038)	(31,263,088)
Accumulated other comprehensive loss	(31,138)	(19,849)
Total stockholders’ equity	6,318,081	7,887,178
	$10,219,340	$12,642,127

See accompanying notes to unaudited condensed interim consolidated financial statements.

  GreenMan Technologies, Inc.
  Consolidated Statements of Operations and Comprehensive Loss
  (Unaudited)

	Three Months Ended December 31,
	2009	2008
Net sales	$439,856	$662,005
Cost of sales	694,176	493,160
Gross (loss) profit	(254,320)	168,845
Operating expenses:
Selling, general and administrative	1,191,572	1,177,400
Research and development	78,359	--
	1,269,931	1,177,400
Operating loss from continuing operations	(1,524,251)	(1,008,555)
Other income (expense):
Interest income (expense),net	13,069	(59,055)
Other, net	(82,768)	(9,462)
Other expense, net	(69,699)	(68,517)
Loss from continuing operations before income taxes	(1,593,950)	(1,077,072)
Provision for income taxes	--	(456)
Loss from continuing operations	(1,593,950)	(1,077,528)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes	--	14,347,445
Income from discontinued operations	--	417,704
	--	14,765,149
Net (loss) income	$(1,593,950)	$13,687,621
Other comprehensive loss:
Unrealized loss on marketable investments	(11,289)	--
Comprehensive (loss) income	$(1,605,239)	$13,687,621

Loss from continuing operations per share –basic	$(0.05)	$(0.03)
Income from discontinued operations per share –basic	--	0.47
Net (loss) income per share –basic	$(0.05)	$0.44
Net (loss) income per share –diluted	$(0.05)	$0.39
Weighted average shares outstanding - basic	33,077,310	30,880,435
Weighted average shares outstanding - diluted	33,077,310	35,519,812

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2009
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$7,887,178
Compensation expense associated with stock options	--	--	36,142	--	--	36,142
Unrealized loss on marketable investments					(11,289)	(11,289)
Net loss for three months ended December 31, 2009	--	--	--	(1,593,950)	--	(1,593,950)
Balance, December 31, 2009	33,077,310	$330,773	$38,875,484	$(32,857,038)	$(31,138)	$6,318,081

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,593,950)	$13,687,621
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of tire recycling operations	--	(19,847,445)
Net settlement income from discontinued operations	--	(144,420)
Deferred tax asset application (recognition)	--	5,300,000
Gain on lease termination	--	(124,628)
Depreciation	36,491	201,778
Amortization of deferred interest expense	--	359,927
Amortization of customer relationships	--	890
Amortization of stock compensation expense	36,142	29,166
Amortization of patents	5,417	5,416
Amortization of long term contracts	57,313	44,812
Amortization of purchased technology	12,501	--
Deferred gain on sale leaseback transaction	--	(270,228)
Warrants issued	--	3,568
(Increase) decrease in assets:
Accounts receivable	696,702	607,878
Inventory	(41,365)	76,018
Other current assets	270,296	(802,785)
Other assets	(14,242)	91,551
(Decrease) increase in liabilities:
Accounts payable	(373,676)	(358,000)
Accrued expenses	(472,029)	(255,856)
Net cash used in operating activities	(1,380,400)	(1,394,737)
Cash flows from investing activities:
Purchase of property and equipment	(100,135)	(58,194)
Maturity of certificates of deposit	750,000	--
Proceeds from marketable investments	39,605	--
Proceeds from the sale of tire recycling operations	--	27,546,652
Net cash provided by investing activities	689,470	27,488,458
Cash flows from financing activities:
Net activity under line of credit	--	(3,300,221)
Proceeds from notes payable	33,847	--
Repayment of notes payable	(27,590)	(11,743,074)
Repayment of notes payable, related parties	(14,242)	(534,320)
Principal payments on obligations under capital leases	--	(1,188,625)
Net cash used in financing activities	(7,985)	(16,766,240)
Net (decrease) increase in cash and cash equivalents	(698,915)	9,327,481
Cash and cash equivalents at beginning of year	1,760,988	786,416
Cash and cash equivalents at end of period	$1,062,073	$10,113,897

Supplemental cash flow information:
Unrealized loss on marketable investments	$11,289	$--
Interest paid	23,723	466,269
Taxes paid	710,492	26,000

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

1.	Nature of Operations, Risks, and Uncertainties

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

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. On July 27, 2009, we entered into an agreement with American Power Group to purchase substantially all of their operating assets, including the name American Power Group, Inc. (excluding its dual fuel patent). (See Note 5)

As of December 31, 2009, we had $4,907,435 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $3,923,869, primarily due to the sale of our tire recycling business in November 2008. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations. During the three months ended December 31, 2009, Green Tech Products lost approximately $258,000. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of the fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $776,000 during the three months ended December 31, 2009.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new corporate-wide credit facility. We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our December 31, 2009 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $840,000 of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and we anticipate improved performance during the warmer second half of the fiscal year which is when a majority of playground and athletic surfaces are typically installed. Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve sustained profitability of either business.

Subsequent Events

We have evaluated for subsequent events through February 10, 2010, the date the financial statements were issued.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
 (Unaudited)

2.	Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries Green Tech Products, Inc. and American Power Group, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation. All tire recycling assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at September 30, 2009. The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2009 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2009 and the operating results for the interim periods ended December 31, 2009 and 2008, have been included.

3.	Investments

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2009, we have pledged $1,050,000 of our certificates of deposit as collateral for two loans currently outstanding.

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

3.	Investments – (Continued)

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this standard with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (investments) measured at fair value on a recurring basis as of December 31, 2009:

Description:	December 31, 2009	September 30, 2009

Marketable investments – Level 1	$ 2,795,362	$ 2,846,256

As of December 31, 2009 and September 30, 2009, we recorded a cumulative unrealized loss of $31,138 and $19,849, respectively, which is shown as a reduction to stockholders’ equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss at which time we will record the loss in our statement of operations.

The following is a summary of maturities of carrying values of all marketable investments at December 31, 2009:

Twelve Months Ending December 31,
2010	$428,966
2011	786,812
2012	750,918
2013	599,010
2014	229,656
$2,795,362

4.	Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method). As we incurred net losses for the three months ending December 31, 2009, potential common shares included in a diluted earnings per share computation would result in an anti-dilutive per-share amount, therefore, no diluted earnings per share is presented.

Diluted net income per share for the three months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Weighted average shares outstanding	33,077,310	30,880,435
Exercisable options and warrants	--	4,639,377
Weighted average shares, fully diluted	33,077,310	35,519,812
Net (loss) per share – fully diluted from continuing operations	$(0.05)	$(0.03)
Net income per share – fully diluted from discontinued operations	$--	$0.42
Net (loss) income per share – fully diluted	$(0.05)	$0.39

The calculation of additional exercisable options and warrants above excludes 5,130,487 options and warrants that werre outstanding at December 31, 2008, but were deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

5.	Acquisition of Subsidiary

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

The acquisition was accounted for as a purchase and accordingly the results of American Power Group’s operations since the date of acquisition are included in our consolidated financial statements.

Working capital acquired, net of cash and debt	$164,817
Property acquired	107,185
Seller’s note receivable	800,000
Dual fuel conversion technology acquired	500,000
Short term debt	(800,000)
Long term debt	(772,002)
Cash acquired upon purchase of business	$--

The total consideration paid exceeded the fair value of the net assets acquired by $500,000 resulting in the recognition of $500,000 of intangibles which have been allocated to the patented dual fuel conversion technology acquired. This allocation was based on our estimated cost to reproduce the technology acquired as described in the dual fuel technology license agreement. The value assigned to the purchased technology is being amortized on a straight line basis over an estimated useful life of 120 months. The assets acquired include a promissory note from the previous owners of American Power Group of $800,000 to GreenMan and bearing interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. The note is due in a single, lump sum payment on July 27, 2013; provided, however, that 25% of any royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than to American Power Group. We consider this a related party note as one of the owners is now an employee of ours. In August 2009, we changed GreenMan Alternative Energy’s name to American Power Group.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

5.	Acquisition of Subsidiary – (Continued)

Research and Development Costs

Research and development expense is primarily the direct result of our spending related to our continued commitment of introducing new dual fuel technology as well as enhancing our current dual fuel products.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending September 30:	Contracts	Patents	Technology	Total
2010	$229,250	$21,667	$50,000	$300,917
2011	188,935	21,667	50,000	260,602
2012	62,000	21,666	50,000	133,666
2013	50,000	16,250	50,000	116,250
2014 and thereafter	279,169	--	279,166	558,335
	$809,354	$81,250	$479,166	$1,369,770

6.	Discontinued Operations

Georgia Operations

Due to the magnitude of the continuing operating losses incurred by our GreenMan Technologies of Georgia, Inc. subsidiary our Board of Directors determined it to be in the best interest of our company to discontinue all Georgia operations and completed the divestiture of its operating assets during fiscal 2006. Accordingly, we have classified all its results of operations as discontinued operations.

During the quarter ended December 31, 2008, we recognized net income from Georgia discontinued operations of approximately $144,000 including approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor (See Note 10).

Tire Recycling Operations

On September 12, 2008 we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million ($27.9 million upon final reconciliation in June 2009) in cash. We recognized an initial gain on sale of approximately $14.35 million, net of estimated taxes of approximately $5.5 million which is included in gain on sale of discontinued operation during the three months ended December 31, 2008. We completed the final purchase accounting reconciliation during the three months ended September 30, 2009 and recorded an additional $620,000 of income tax expense associated with this divestiture.

We used approximately $16.5 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconciliations. As of December 31, 2009, all escrowed funds had been released from escrow and received.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
 (Unaudited)

6.	Discontinued Operations – (Continued)

In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by a former employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The building lease was classified as a capital lease with a value of $1,036,000 and the portion allocated to the land had been treated as an operating lease. In conjunction with the sale of our Minnesota tire recycling operations, we terminated this long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the three months ended December 31, 2008. In addition, included in income from discontinued operations for the three months ended December 31, 2008 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the lease term.

Net sales and income from discontinued tire recycling operations were as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
Net sales from discontinued operations	$--	$2,977,803
Income from discontinued operations	--	417,704

7.	Inventory

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

	December 31, 2009	September 30, 2009
Raw materials	$155,258	$86,132
Work in progress	425,157	448,023
Finished goods	780,099	784,994
Total inventory	$1,360,514	$1,319,149

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2009	September 30, 2009	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	10 - 20 years
Machinery and equipment	1,833,283	1,746,559	5 - 10 years
Furniture and fixtures	73,363	59,954	3 - 5 years
	2,366,646	2,266,513
Less accumulated depreciation	(1,430,644)	(1,394,155)
Property, plant and equipment, net	$936,002	$872,358

9.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. All amounts due Laurus under the revolving note ($3.4 million) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business, and this credit facility has been terminated.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
 (Unaudited)

10.	Litigation

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

During fiscal 2008, one vendor secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. While GreenMan Technologies, Inc. believed it had valid defenses to these claims, as well as against any similar or related claims that may be made against us in the future, we did not receive proper notice of the summary judgment against us and therefore were unable to timely appeal the judgment. Management therefore determined it to be in the best interests of GreenMan Technologies, Inc. to reach settlement on this judgment rather than to attempt to appeal the judgment for lack of proper notice. On March 28, 2008, GreenMan Technologies, Inc. agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008 and ending on December 31, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven per the agreement and which are included in income from discontinued operations. On April 15, 2009, we settled the only remaining Georgia legal action involving GreenMan, executing a settlement and general release agreement with the plaintiff in return for a payment of $100,000, which is included in the loss from discontinued operations for the fiscal year ended September 30, 2009.

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

11.	Stockholders’ Equity

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $36,142 and $29,166 for the three months ended December 31, 2009 and 2008 respectively. The unamortized compensation expense at December 31, 2009 was $451,430 and will be amortized over a weighted average remaining amortizable life of approximately 4 years.

During the three months ended December 31, 2008, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years. There were no options granted during the three months ended December 31, 2009.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

12.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the three months ended December 31, 2008 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations). This amount is included in the gain on disposal of discontinued operations during the three months ended December 31, 2008. We completed the final purchase accounting reconciliation during the three months ended September 30, 2009 and recorded an additional $620,000 of income tax expense associated with this divestiture.

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

14.	Segment Information

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended December 31, 2009 and 2008
(Unaudited)

14.	Segment Information – (Continued)

The following table provides total assets for our operating segments as of:

Total assets:	December 31, 2009	September 30, 2009
Molded recycled rubber products	$2,535,538	$3,117,492
Dual fuel conversion	2,878,572	2,872,031
Corporate and other	4,805,230	6,652,604
Total assets	$10,219,340	$12,642,127

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended
	December 31,	December 31,
	2009	2008
Net sales;
Molded recycled rubber products	$374,744	$662,005
Dual fuel conversion	65,112	--
Corporate and other	--	--
Total net sales	$439,856	$662,005

There were no sales between the segments during the three months ended December 31, 2009 and 2008.

	Three Months Ended
	December 31,	December 31,
	2009	2008
Loss from continuing operations before income taxes:
Molded recycled rubber products	$(258,368)	$ (244,381)
Dual fuel conversion	(775,861)	--
Corporate and other	(559,721)	(832,691)
Total loss from continuing operations before income taxes	$(1,593,950)	$(1,077,072)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” this “Management’s Discussion and Analysis.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2009.

Introduction

As described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated our tire recycling assets during only a portion of the fiscal year covered by this Quarterly Report on Form 10-Q we have included in this report relevant information on this business segment but have classified its assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On July 27, 2009 we purchased substantially all the dual fuel conversion operating assets of American Power Group (excluding its dual fuel patent). The results described below include the operations of American Power Group since July 27, 2009.

Results of Operations

Three Months ended December 31, 2009 Compared to the Three Months ended December 31, 2008

Net sales from continuing operations for the three months ended December 31, 2009 decreased $222,149 or 34% to $439,856 as compared to net sales of $662,005 for the three months ended December 31, 2008. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern region of the United States. A majority of our revenue is derived from specific one time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally strongest second half of the fiscal year due to warmer weather conditions and school vacation closures which allow for easier installation conditions. This decrease was offset by $65,112 of revenue associated with our new American Power Group dual fuel subsidiary during the three months ended December 31, 2009.

Due to lower revenue and playground tile production during the three months ended December 31, 2009 and the inclusion of $388,399 of costs associated with our dual fuel subsidiary which had minimal offsetting revenue we incurred a negative gross profit of $254,320 compared to a positive gross profit of $168,845 or 26% of net sales for the three months ended December 31, 2008. Due to anticipated seasonally slower tile sales and adequate existing product inventory levels, management decided to produce a minimal amount of playground tiles during the quarter ended December 31, 2009. As a result, we were unable to fully absorb all manufacturing overhead costs which contributed to the negative gross profit during the quarter.

Selling, general and administrative expenses for the three months ended December 31, 2009 increased slightly to $1,191,572 as compared to $1,177,400 for the three months ended December 31, 2008. The increase was primarily attributable to the inclusion of $360,734 in costs associated with sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead was $78,359 for the three months ended December 31, 2009.

During the three months ended December 31, 2009, we had $13,069 of net interest income compared to $59,055 of net interest expense during the three months ended December 31, 2008 due to decreased borrowings.

As a result of the foregoing, our loss from continuing operations after income taxes increased $516,422 to $1,593,950 for the three months ended December 31, 2009 as compared to $1,077,528 for the three months ended December 31, 2008.

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

Our net loss for the three months ended December 31, 2009 was $1,593,950 or ($.05) per basic share as compared to net income of $13,687,621 or $.44 per basic share for the three months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had $4,907,435 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $3,923,869, primarily due to the sale of our tire recycling business in November 2008. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations. During the three months ended December 31, 2009, Green Tech Products lost approximately $258,000. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of the fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $776,000 during the three months ended December 31, 2009.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new corporate-wide credit facility. We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our December 31, 2009 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $.84 million of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

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

The Consolidated Statements of Cash Flows reflect events for the three months ended December 31, 2009 and 2008 as they affect our liquidity. During the three months ended December 31, 2009, net cash used in operating activities was $1,380,400. Our net loss for the three months ended December 31, 2009 was $1,593,950 with our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $147,864 of depreciation and net amortization and a decrease of $966,998 in accounts receivable and other current assets. This was offset by a decrease of $845,705 in accounts payable and accrued expenses. During the three months ended December 31, 2008, net cash used in operating activities was $1,394,737. Our net income for the three months ended December 31, 2008 was $13,687,621, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $641,989 of depreciation and amortization which was offset by an $802,785 increase in other current assets and a decrease of $613,856 in accounts payable and accrued expenses.

Net cash provided by investing activities was $689,470 for the three months ended December 31, 2009, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment. Net cash provided by investing activities was $27,488,458 for the three months ended December 31, 2008, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million.

Net cash used in financing activities was $7,985 during the three months ended December 31, 2009, reflecting normal debt payments. Net cash used in financing activities was $16,766,240 during the three months ended December 31, 2008, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2009 and 2010, because we no longer maintain any floating-rate debt.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

31.1 (1)	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 (1)	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 (1)	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 (1)	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By:  /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer

By:  /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer

Dated:  February 10, 2010