Form 10-K/A
period 2009-09-30
GREENMAN TECHNOLOGIES INC
filed 2010-04-05
CIK 932699

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Title of each class

Common Stock, $ .01 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes __ No X

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes X  No __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act. (Check one):

___ Large Accelerated Filer	___ Accelerated Filer
___ Non-accelerated Filer (do not check if a smaller reporting company)	_X_ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __ No X

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, originally filed on January 13, 2010 and thereafter amended by Amendment No. 1 on Form 10-K/A filed on  March 19, 2010 (the “Original Annual Report”). We are filing this Amendment in response to certain comments made by the staff of the Securities and Exchange Commission (the “SEC”) with respect to the Original Annual Report. The sole purposes of this Amendment are to file revised and currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 31.2, respectively) to reflect the staff’s comments and to restate Item 9A of the Original Annual Report. As permitted by, and in accordance with SEC staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

PART II

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

PART IV

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

Signature	Title(s)	Date

/s/ Maurice E. Needham	Chairman of the Board	April 5, 2010
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	April 5, 2010
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 5, 2010

/s/ Lew F. Boyd	Director	April 5, 2010
Lew F. Boyd

/s/ Dr. Allen Kahn	Director	April 5, 2010
Dr. Allen Kahn

/s/ Kevin Tierney, Sr.	Director	April 5, 2010
Kevin Tierney, Sr.