Form 10-Q
period 2010-03-31
GREENMAN TECHNOLOGIES INC
filed 2010-05-17
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of May 14, 2010, there were 33,113,310 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

TABLE OF CONTENTS

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$403,178	$1,760,988
Certificates of deposit	--	750,000
Certificates of deposit, restricted	800,000	800,000
Marketable investments	1,489,322	2,846,256
Accounts receivable, trade, less allowance for doubtful accounts of $1,960 and $1,935 as of March 31, 2010 and September 30, 2009	318,511	907,547
Inventory	1,186,959	1,319,149
Seller’s note, related party, current portion	150,000	150,000
Other current assets	410,628	684,754
Total current assets	4,758,598	9,218,694
Property, plant and equipment, net	1,006,315	872,358
Other assets:
Certificates of deposit, restricted	250,000	250,000
Long term contracts, net	752,040	866,667
Seller’s note, related party, non-current	650,000	650,000
Purchased technology	466,665	491,667
Patents, net	75,833	86,667
Other	232,258	206,074
Total other assets	2,426,796	2,551,075
	$8,191,709	$12,642,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$468,785	$673,707
Accrued expenses	711,261	1,794,901
Notes payable, current	1,160,249	1,134,130
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	47,224	48,807
Total current liabilities	2,456,037	3,720,063
Notes payable, non-current	530,116	484,753
Obligations due under lease settlement, non-current	505,540	505,540
Notes payable, related parties, non-current	20,598	44,593
Total liabilities	3,512,291	4,754,949

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 33,113,310 and 33,077,310 shares issued and outstanding at March 31, 2010 and September 30, 2009	331,133	330,773
Additional paid-in capital	38,926,812	38,839,342
Accumulated deficit	(34,577,812)	(31,263,088)
Accumulated other comprehensive loss	(715)	(19,849)
Total stockholders’ equity	4,679,418	7,887,178
	$8,191,709	$12,642,127

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$248,004	$97,510	$687,860	$759,515
Cost of sales	331,389	208,955	1,025,565	702,115
Gross profit	(83,385)	(111,445)	(337,705)	57,400
Operating expenses:
Selling, general and administrative	1,336,319	724,516	2,527,891	1,902,118
Research and development	213,154	--	291,513	--
	1,549,473	724,516	2,819,404	1,902,118
Operating loss from continuing operations	(1,632,858)	(835,961)	(3,157,109)	(1,844,718)
Other income (expense):
Interest and financing costs	(17,968)	(13,346)	(4,899)	(72,401)
Other, net	(69,948)	32,722	(152,716)	23,461
Other income (expense), net	(87,916)	19,376	(157,615)	(48,940)
Loss from continuing operations before income taxes	(1,720,774)	(816,585)	(3,314,724)	(1,893,658)
Provision for income taxes	--	--	--	456
Loss from continuing operations	(1,720,774)	(816,585)	(3,314,724)	(1,894,114)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes,	--	--	--	14,347,445
(Loss) income from discontinued operations, net of taxes	--	(100,000)	--	317,705
	--	(100,000)	--	14,665,150
Net (loss) income	$(1,720,774)	$(916,585)	$(3, 314,724)	$12,771,036
Other comprehensive (loss):
Unrealized income (loss) on marketable investments	30,423	(26,198)	19,134	(26,198)
Comprehensive (loss) income	$(1,690,351)	(942,783)	$(3,295,010)	$12,774,838

Loss from continuing operations per share –basic	$(0.05)	$(0.03)	$(0.10)	$(0.06)
Income from discontinued operations per share –basic	--	--	--	0.47
Net (loss) income per share –basic	$(0.05)	$(0.03)	$(0.10)	$0.41
Net (loss) income per share –diluted	$(0.05)	$(0.03)	$(0.10)	$0.41

Weighted average shares outstanding -basic	33,089,310	30,880,435	33,083,212	30,880,435
Weighted average shares outstanding -diluted	33,089,310	30,880,435	33,083,212	30,880,435

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2010
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$7,887,178
Compensation expense associated with stock options	--	--	75,530	--	--	75,530
Common stock issued upon exercise of stock options	36,000	360	11,940	--	--	12,300
Unrealized gain on marketable investments					19,134	19,134
Net loss for six months ended March 31, 2010	--	--	--	(3,314,724)	--	(3,314,724)
Balance, March 31, 2010	33,113,310	$331,133	$38,926,812	$(34,577,812)	$(715)	$4,679,418

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,314,724)	$12,771,036
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of tire recycling operations	--	(19,847,445)
Net settlement income from discontinued operations	--	(144,420)
Deferred tax asset application (recognition)	--	5,300,000
Gain on lease termination	--	(124,628)
Depreciation	76,279	224,368
Amortization of deferred interest expense	--	359,927
Amortization of customer relationships	--	890
Amortization of stock compensation expense	75,529	61,731
Amortization of patents	10,834	15,933
Amortization of long term contracts	114,627	89,625
Amortization of purchased technology	25,002	--
Deferred gain on sale leaseback transaction	--	(270,228)
Warrants issued	--	7,136
(Increase) decrease in assets:
Accounts receivable	589,036	851,281
Inventory	132,190	7,401
Other current assets	274,126	(811,606)
Other assets	(26,184)	102,739
(Decrease) increase in liabilities:
Accounts payable	(204,922)	(421,985)
Accrued expenses	(1,083,639)	(512,670)
Net cash used in operating activities	(3,331,846)	(2,340,915)
Cash flows from investing activities:
Purchase of property and equipment	(210,236)	(99,527)
Maturity of certificates of deposit	750,000	(2,873,131)
Proceeds from marketable investments	1,376,068	(700,000)
Proceeds from the sale of tire recycling operations	--	27,546,652
Net cash provided by investing activities	1,915,832	23,873,994
Cash flows from financing activities:
Net activity under line of credit	--	(3,300,221)
Proceeds from notes payable	125,256	--
Repayment of notes payable	(53,774)	(11,768,101)
Repayment of notes payable, related parties	(25,578)	(534,320)
Proceeds from the exercise of common stock purchase options	12,300	--
Principal payments on obligations under capital leases	--	(1,188,625)
Net cash provided by (used in) financing activities	58,204	(16,791,267)
Net (decrease) increase in cash and cash equivalents	(1,357,810)	4,741,812
Cash and cash equivalents at beginning of year	1,760,988	786,416
Cash and cash equivalents at end of period	$403,178	$5,528,228
Supplemental cash flow information:
Unrealized gain (loss) on marketable investments	$19,134	$(26,198)
Interest paid	46,755	470,013
Taxes paid	520,192	12,865

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
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

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. On July 27, 2009, we entered into an agreement with American Power Group to purchase substantially all of their operating assets, including their name (excluding its dual fuel patent). (See Note 5.)

As of March 31, 2010, we had $2,942,500 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $2,302,561, primarily due to the sale of our tire recycling business. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years, Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations. During the six months ended March 31, 2010, Green Tech Products lost approximately $552,000. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $1,680,000 during the six months ended March 31, 2010.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established a new corporate-wide credit facility. We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our March 31, 2010 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $832,000 of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

We understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and improved performance during the warmer second half of the fiscal year which is when a majority of playground and athletic surfaces are typically installed. Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements through the end of fiscal 2010. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability of either business.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
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

The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2009 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2010 and the operating results for the interim periods ended March 31, 2010 and 2009 have been included.

3.	Investments

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2010, we have pledged $1,050,000 of our certificates of deposit as collateral for two loans currently outstanding.

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

3.	Investments – (Continued)

The adoption of this standard with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (investments) measured at fair value on a recurring basis as of March 31, 2010:

Description:	March 31, 2010	September 30, 2009
Marketable investments – Level 1	$ 1,489,322	$ 2,846,256

As of March 31, 2010 and September 30, 2009, we recorded a cumulative unrealized loss of $715 and $19,849, respectively, which is shown as a reduction to stockholders’ equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss at which time we will record the loss in our statement of operations.

The following is a summary of maturities of carrying values of all marketable investments at March 31, 2010:

Twelve Months Ending March 31,
2011	$--
2012	756,357
2013	732,965
2014	--
2015	--
$1,489,322

4.	Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   We incurred losses from continuing operations for the three and six months ending March 31, 2010 and 2009. Potential common shares included in a diluted earnings per share computation would result in an anti-dilutive per-share amount and therefore, no diluted earnings share is presented.

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

5.	Acquisition of Subsidiary – (Continued)

On May 14, 2009, we loaned American Power Group $250,000 under a 24-month secured promissory note bearing interest at 5% with interest only due for the first six months with the balance (including interest) amortized in monthly payments of principal and interest over an eighteen month period commencing in November 2009.

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

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Patents	Technology	Total
2010	$229,250	$21,667	$50,000	$300,917
2011	148,620	21,667	50,000	220,287
2012	57,500	21,666	50,000	129,166
2013	50,000	10,833	50,000	110,833
2014 and thereafter	266,670	--	266,665	533,335
	$752,040	$75,833	$466,665	$1,294,538

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

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

During the three and six months ended March 31, 2009, we recognized an expense of $100,000 associated with an April 2009 settlement agreement with a former Georgia vendor (See Note 10).

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

We used approximately $16.5 million of the proceeds of this sale to retire certain transaction related obligations and other debt including approximately $12.8 million due to our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconciliations. All escrowed funds have been released from escrow and returned to us.

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

Net sales and income from discontinued tire recycling operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Net sales from discontinued operations	$--	$--	$--	$--
Income (loss) from discontinued operations	--	--	--	14,620,730

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

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

	March 31, 2010	September 30, 2009
Raw materials	$159,023	$86,132
Work in progress	24,342	448,023
Finished goods	1,003,594	784,994
Total inventory	$1,186,959	$1,319,149

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2010	September 30, 2009	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	10 - 20 years
Machinery and equipment	1,942,618	1,746,559	5 - 10 years
Furniture and fixtures	73,363	59,954	3 - 5 years
	2,475,981	2,266,513
Less accumulated depreciation	(1,469,666)	(1,394,155)
Property, plant and equipment, net	$1,006,315	$872,358

9.	Notes Payable/Credit Facilities

June 2006 Laurus Credit Facility

In June 2006, we entered into a $16 million amended and restated credit facility with Laurus Master Fund, Ltd. The credit facility consisted of a $5 million non-convertible secured revolving note and an $11 million secured non-convertible term note. All amounts due to Laurus under the revolving note ($3.4 million) and term note ($9.4 million plus accrued interest of $35,511) were paid off on November 17, 2008 in conjunction with the sale of our tire recycling business, and this credit facility has been terminated.

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

10.	Litigation – (Continued)

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

Common Stock

In March 2010, a director exercised options to purchase 36,000 shares of common stock at prices ranging from $.33 to $.40 per share.

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense for the three and six months ended March 31, 2010 was $39,387 and $75,528, respectively, and $32,565 and $61,731 for the three and six months ended March 31, 2009, respectively. The unamortized compensation expense at March 31, 2010 was $477,892 and will be amortized over a weighted average remaining amortizable life of approximately 4 years.

During the six months ended March 31, 2009, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share (the closing price of our stock on the date of grant). The options were granted under our 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

On March 24, 2009, we purchased and retired warrants to purchase 4,811,905 shares of common stock with an exercise price of $.01 per share held by our former secured lender, Laurus Master Fund, Ltd. for $700,000 in cash, or approximately $0.145 per share.

During the three months ended March 31, 2010, we granted options to management to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $.36 per share (the closing price of our stock on the date of grant). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $74,300 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

12.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the six months ended March 31, 2009 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations).  This amount is included in the gain on disposal of discontinued operations during the six months ended March 31, 2009.  We completed the final purchase accounting reconciliation during the three months ended September 30, 2009 and recorded an additional $620,000 of income tax expense associated with this divestiture.

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainty of our ability to realize the anticipated benefit given our historical losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we expect to be able to realize the benefit of a portion of our federal net operating loss carry-forwards.  Using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we have recognized a change in the valuation allowance of $5.3 million during the fiscal year ended September 30, 2008 based on the estimated gain associated with the November 2008 sale of our tire recycling operations. This deferred asset was utilized during the six months ended March 31, 2009.

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

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended March 31, 2010 and 2009
(Unaudited)

14.	Segment Information

operating expenses incurred within the operating segments as well the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) that are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following table provides total assets for our operating segments as of:

Total assets:	March 31, 2010	September 30, 2009
Molded recycled rubber products	$2,798,551	$3,117,492
Dual fuel conversion	2,357,010	2,872,031
Corporate and other	3,036,148	6,652,604
Total assets	$8,191,709	$12,642,127

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Net sales	2010	2009	2010	2009
Molded recycled rubber products	$151,738	$97,510	$526,482	$759,515
Dual fuel conversion	96,266	--	161,378	--
Corporate and other	--	--	--	--
Total net sales	$248,004	$97,510	$687,860	$759,515

There were no sales between the segments during the three and six months ended March 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Loss from continuing operations after taxes	2010	2009	2010	2009
Molded recycled rubber products	$(293,437)	$(449,185)	$(551,804)	$(693,566)
Dual fuel conversion	(904,294)	--	(1,680,155)	--
Corporate and other	(523,043)	(367,400)	(1,082,765)	(1,200,548)
Loss from continuing operations after taxes	$(1,720,774)	$(816,585)	$(3,314,724)	$(1,894,114)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors” and this “Management’s Discussion and Analysis”.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face.  In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations.  For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof.  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended filed for the fiscal year ended September 30, 2009.

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

Results of Operations

Three Months ended March 31, 2010 Compared to the Three Months ended March 31, 2009

Net sales from continuing operations for the three months ended March 31, 2010 increased $150,494 or 154% to $248,004 as compared to net sales of $97,510 for the three months ended March 31, 2009. The increase is primarily attributable to higher playground tile and equipment sales in the Midwestern region of the United States. A majority of our revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally stronger second half of the fiscal year due to warmer weather conditions and school vacation closures, which allow for easier installation conditions. In addition, our new American Power Group dual fuel subsidiary recorded revenue of $96,266 with during the three months ended March 31, 2010.

During the three months ended March 31, 2010 we incurred a negative gross profit of $83,385, primarily due to the inclusion of $123,212 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary. Due to higher product revenue and increased production during the quarter, our recycled rubber products operation had a gross profit of $39,827 or 26% of net sales.  During the three months ended March 31, 2009, we incurred a negative gross profit of $111,445, primarily due to management’s decision to produce a minimal amount of playground tiles due to anticipated seasonally slower tile sales and adequate existing product inventory levels. As a result, we were unable to fully absorb all manufacturing overhead costs which contributed to the negative gross profit during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $611,803 to $1,336,319 as compared to $724,516 for the three months ended March 31, 2009. The increase was primarily attributable to the inclusion of $548,710 in costs associated with increased sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead was $213,154 for the three months ended March 31, 2010.

As a result of the foregoing, our loss from continuing operations after income taxes increased $904,189 to $1,720,774 for the three months ended March 31, 2010 as compared to $816,585 for the three months ended March 31, 2009.

During the quarter ended March 31, 2009, we recognized a loss from Georgia discontinued operations of $100,000 associated with settlement agreement with a former Georgia vendor.

Our net loss for the three months ended March 31, 2010 was $1,720,774 or $.05 per basic share as compared to a net loss of $916,585 or $.03 per basic share for the three months ended March 31, 2009.

Six Months ended March 31, 2010 Compared to the Six Months ended March 31, 2009

Net sales from continuing operations for the six months ended March 31, 2010 decreased $71,655 or 9% to $687,860 as compared to net sales of $759,515 for the six months ended March 31, 2009. The decrease is attributable to lower playground tile and equipment sales in the Midwestern region of the United States. A majority of our revenue is derived from specific one-time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally stronger second half of the fiscal year due to warmer weather conditions and school vacation closures which allow for easier installation conditions. In addition, our new American Power Group dual fuel subsidiary recorded $161,378 of revenue during the six months ended March 31, 2010.

During the six months ended March 31, 2010 we incurred a negative gross profit of $337,705 primarily due to the inclusion of $446,499 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary. Due to higher product revenue and increased production during the quarter, our recycled rubber products operation had a gross profit of $108,794 or 21% of net sales.  During the six months ended March 31, 2009, we had a gross profit of $57,400 or 8% of net revenue. The gross profit was low due to management’s decision to produce a minimal amount of playground tiles during the first half of fiscal 2009 based on seasonally slower tile sales and adequate existing product inventory levels. As a result, we unable to fully absorb all manufacturing overhead costs which contributed to the lower gross profit during the quarter.

Selling, general and administrative expenses for the six months ended March 31, 2010 increased $625,773 to $2,527,891 as compared to $1,902,118 for the six months ended March 31, 2009. The increase was primarily attributable to the inclusion of $909,444 in costs associated with increased sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives, which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead were $291,513 for the six months ended March 31, 2010.

As a result of the foregoing, our loss from continuing operations after income taxes increased $1,420,610 to $3,314,724 for the six months ended March 31, 2010 as compared to $1,894,114 for the six months ended March 31, 2009.

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

Our net loss for the six months ended March 31, 2010 was $3,314,724 or $.10 per basic share as compared to net income of $12,771,036 or $.41 per basic share for the six months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,942,500 in cash, cash equivalents, certificates of deposit, marketable investments and net working capital of $2,302,561, primarily due to the sale of our tire recycling business. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years, Green Tech Products has incurred operating losses of approximately $800,000 per year and had negative cash flow from operations. During the six months ended March 31, 2010, Green Tech Products lost approximately $552,000.  We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of the fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $1,680,000 during the six months ended March 31, 2010.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established any new corporate-wide credit facility.  We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our March 31, 2010 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $832,000 of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and we anticipate improved performance during the warmer second half of the fiscal year which is when a majority of playground and athletic surfaces are typically installed. Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements through the end of fiscal 2010. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve profitability of either business.

The Consolidated Statements of Cash Flows reflect events for the six months ended March 31, 2010 and 2009 as they affect our liquidity. During the six months ended March 31, 2010, net cash used in operating activities was $3,331,846. Our net loss for the six months ended March 31, 2010 was $3,314,724, with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $302,271 of depreciation and net amortization and a decrease of $995,352 in accounts receivable, inventory and other current assets. This was offset by a decrease of $1,288,561 in accounts payable and accrued expenses. During the six months ended March 31, 2009, net cash used by operating activities was $2,340,915. Our net income for the six months ended March 31, 2009 was $12,771,036, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $690,744 of depreciation and amortization which was offset by an $811,606 increase in other current assets and a decrease of $934,655 in accounts payable and accrued expenses.

Net cash provided by investing activities was $1,915,132 for the six months ended March 31, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment. Net cash provided by investing activities was $23,873,994 for the six months ended March 31, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million. During the six months ended March 31, 2009, we purchased $3 million of marketable investments and used $700,000 to purchase from our former secured lender, warrants to purchase approximately 4.8 million shares of our common stock.

Net cash used in financing activities was $58,204 during the six months ended March 31, 2010, reflecting the normal debt payments and the proceeds from new notes payable. Net cash used by financing activities was $16,791,267 during the six months ended March 31, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $ $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to routine claims from time to time in the ordinary course of our business.  We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2010, we issued 36,000 shares of our unregistered common stock valued at $12,300 to a director upon exercise of stock options. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

       None.

Item 4.	Submission of Matters to a Vote of Security Holders

We conducted our Annual Meeting of Stockholders on March 31, 2010.  The matters considered at the meeting and the results for each vote were as follows:

For	Against	Abstain

Vote 1 – Election of  the Board of Directors
   Maurice E. Needham
   Lew Boyd
   Dr. Allen Kahn
   Lyle Jensen
   Kevin Tierney, Sr.

Vote 2  – To consider and act upon a proposal to amend the 2005 Stock Option Plan to increase the authorized shares to be issued from 3.5 million to 6 million

Vote 3  – To Ratify the selection of  Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. as our independent auditors for the fiscal year ended September 30, 2010
25,882,029 25,876,629 26,043,129 26,623,941 25,882,529 24,444,299 26,081,959	404,456 409,856 243,356 237,456 403,956 1,822,991 101,634	N/A N/A N/A N/A N/A 19,195 102,992

Item 5.	Other Information

      None.

Item 6.	Exhibits

      The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	--	2005 Stock Option Plan, as amended
31.1 (1)	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (1)	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (1)	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
________________________
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By:  /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer

By:  /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer

Dated:  May 17, 2010