Form 10-Q
period 2010-06-30
GREENMAN TECHNOLOGIES INC
filed 2010-08-16
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❑  No ☒

As of August 16, 2010, there were 33,113,310 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$746,929	$1,760,988
Certificates of deposit	--	750,000
Certificates of deposit, restricted	800,000	800,000
Marketable investments	--	2,846,256
Accounts receivable, trade, less allowance for doubtful accounts of $1,350 and $1,935 as of June 30, 2010 and September 30, 2009	306,128	907,547
Inventory	1,429,256	1,319,149
Seller’s note, related party, current portion	150,000	150,000
Other current assets	621,521	684,754
Total current assets	4,053,834	9,218,694
Property, plant and equipment, net	990,443	872,358
Other assets:
Certificates of deposit, restricted	250,000	250,000
Long term contracts, net	694,730	866,667
Seller’s note, related party, non-current	650,000	650,000
Purchased technology	454,168	491,667
Patents, net	70,417	86,667
Other	232,333	206,074
Total other assets	2,351,648	2,551,075
	$7,395,925	$12,642,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$636,361	$673,707
Accrued expenses	836,740	1,794,901
Notes payable, current	1,208,755	1,134,130
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	47,996	48,807
Total current liabilities	2,798,370	3,720,063
Notes payable, non-current	498,610	484,753
Obligations due under lease settlement, non-current	505,540	505,540
Notes payable, related parties, non-current	8,305	44,593
Total liabilities	3,810,825	4,754,949

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 60,000,000 shares authorized, 33,113,310 and 33,077,310 shares issued and outstanding at June 30, 2010 and September 30, 2009	331,133	330,773
Additional paid-in capital	38,966,457	38,839,342
Accumulated deficit	(35,712,490)	(31,263,088)
Accumulated other comprehensive loss	--	(19,849)
Total stockholders’ equity	3,585,100	7,887,178
	$7,395,925	$12,642,127

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$309,723	$451,474	$997,583	$1,210,989
Cost of sales	369,270	305,990	1,394,835	1,008,105
Gross profit	(59,547)	145,484	(397,252)	202,884
Operating expenses:
Selling, general and administrative	1,092,025	902,933	3,619,916	2,805,052
Research and development	169,451	--	460,964	--
	1,261,476	902,933	4,080,880	2,805,052
Operating loss from continuing operations	(1,321,023)	(757,449)	(4,478,132)	(2,602,168)
Other income (expense):
Interest income (expense)	2,900	(15,435)	(1,999)	(87,836)
Other, net	(16,240)	46,957	(168,955)	70,419
Other income (expense), net	(13,340)	31,522	(170,954)	(17,417)
Loss from continuing operations before income taxes	(1,334,363)	(725,927)	(4,649,086)	(2,619,585)
Provision for income taxes	--	--	--	456
Loss from continuing operations	(1,334,363)	(725,927)	(4,649,086)	(2,620,041)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes	175,942	65,171	175,942	14,412,616
Income (loss) from discontinued operations, net of taxes	23,742	(27,767)	23,742	289,941
	199,684	37,404	199,684	14,702,557
Net (loss) income	$(1,134,679)	$(688,523)	$(4,449,402)	$12,082,516
Other comprehensive income (loss):
Unrealized income (loss) on marketable investments	715	(2,834)	19,849	(29,032)
Comprehensive (loss) income	$(1,133,964)	$(691,357)	$(4,429,553)	$12,053,484

Loss from continuing operations per share –basic	$(0.04)	$(0.02)	$(0.14)	$(0.08)
Income from discontinued operations per share –basic	0.01	--	.01	0.47
Net (loss) income per share – basic	$(0.03)	$(0.02)	$(0.13)	$0.39
Net (loss) income per share – diluted	$(0.03)	$(0.02)	$(0.13)	$0.39

Weighted average shares outstanding -basic	33,113,310	31,170,098	33,093,208	30,976,637
Weighted average shares outstanding -diluted	33,113,310	31,170,098	33,093,208	30,976,637

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$7,887,178
Compensation expense associated with stock options	--	--	115,175	--	--	115,175
Common stock issued upon exercise of stock options	36,000	360	11,940	--	--	12,300
Unrealized gain on marketable investments					19,849	19,849
Net loss for nine months ended June 30, 2010	--	--	--	(4,449,402)	--	(4,449,402)
Balance, June 30, 2010	33,113,310	$331,133	$38,966,457	$(35,712,490)	$--	$3,585,100

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,449,402)	$12,082,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of tire recycling operations	--	(19,847,445)
Net settlement income from discontinued operations	--	(144,420)
Deferred tax asset application (recognition)	--	5,300,000
Gain on lease termination	--	(124,628)
Gain on return of escrowed shares	--	(25,000)
Shares issued for services rendered	--	57,500
Depreciation	130,920	240,274
Amortization of deferred interest expense	--	359,927
Amortization of customer relationships	--	890
Amortization of stock compensation expense	115,175	114,800
Amortization of patents	16,250	21,237
Amortization of long term contracts	171,937	134,437
Amortization of purchased technology	37,499	--
Deferred gain on sale leaseback transaction	--	(270,228)
Warrants issued	--	10,704
(Increase) decrease in assets:
Accounts receivable	601,419	723,405
Inventory	(110,107)	(135,833)
Other current assets	63,233	(552,774)
Other assets	(26,259)	(155,122)
(Decrease) increase in liabilities:
Accounts payable	(37,346)	(305,319)
Accrued expenses	(958,161)	(857,664)
Net cash used in operating activities	(4,444,842)	(3,372,743)
Cash flows from investing activities:
Purchase of property and equipment	(249,005)	(98,865)
Maturity of certificates of deposit	750,000	--
Purchase of marketable securities	--	(2,873,141)
Proceeds from marketable investments	2,866,105	--
Purchase of warrants	--	(700,000)
Proceeds from the sale of tire recycling operations	--	27,546,652
Net cash provided by investing activities	3,367,100	23,874,646
Cash flows from financing activities:
Net activity under line of credit	--	(3,300,221)
Proceeds from notes payable	189,179	250,000
Repayment of notes payable	(100,697)	(11,792,043)
Repayment of notes payable, related parties	(37,099)	(534,320)
Proceeds from the exercise of common stock purchase options	12,300	--
Principal payments on obligations under capital leases	--	(1,188,625)
Net cash provided by (used in) financing activities	63,683	(16,565,209)
Net (decrease) increase in cash and cash equivalents	(1,014,059)	3,936,694
Cash and cash equivalents at beginning of period	1,760,988	786,416
Cash and cash equivalents at end of period	$746,929	$4,723,110

Supplemental cash flow information:
Unrealized gain (loss) on marketable investments	$19,849	$(29,032)
Interest paid	61,202	477,890
Taxes paid	520,192	310,949

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

1.	Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Today, we are comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products). Prior to November 17, 2008, we also had tire recycling operations. As described below, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations located in Savage, Minnesota and Des Moines, Iowa.

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. On July 27, 2009, we entered into an agreement with American Power Group to purchase substantially all of their operating assets, including their name but excluding its dual fuel patent. (See Note 5.)

In May 2010, Green Tech Products entered into a sales and marketing agreement with Disability Access Consultants, Inc. (DAC) for the worldwide commercialization of DAC’s unique web-based compliance software platform and inspection methods. DAC provides “accessibility compliance” software products, consulting services and expertise to ensure their clients are in compliance with the Americans with Disabilities Act of 1990 which mandates that facilities in the United States provide equal access for individuals with disabilities.  Initially, we intend to amend Green Tech Product’s existing business development and product endorsement agreements with six state school board organizations by adding DAC’s products and services to our existing products and services.  We will be paid a commission for all sales of DAC products and services.

As of June 30, 2010, we had $1,796,929 in cash, cash equivalents, certificates of deposit and marketable investments, and net working capital of $1,255,464, primarily due to the sale of our tire recycling business. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years, Green Tech Products has incurred operating losses of approximately $800,000 per year during fiscal 2009 and 2008 and had negative cash flow from operations. During the nine months ended June 30, 2010, Green Tech Products lost approximately $800,000, but we anticipate improved results during the fourth quarter which is historically their seasonally strongest.  We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $2,376,000 during the nine months ended June 30, 2010.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established a new corporate-wide credit facility.  We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our June 30, 2010 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $945,000 of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

We understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and improved performance during the warmer second half of the fiscal year which is when a majority of playground and athletic surfaces are typically installed.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

1.	Nature of Operations, Risks and Uncertainties – (Continued)

Based on our fiscal 2010 budget and existing cash and marketable investments, we believe we will be able to satisfy our cash requirements through the end of fiscal 2010. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected.  There is no guarantee we will be able to achieve profitability in either business.

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

The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2009 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading.  The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year.  In our opinion, all adjustments which are necessary for a fair statement of our  financial position as of June 30, 2010 and the operating results for the interim periods ended June 30, 2010 and 2009 have been included.

3.	Investments

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks.  All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value.  As of June 30, 2010, we have pledged $1,050,000 of our certificates of deposit as collateral for two loans currently outstanding.

Marketable Investments

We also invest excess cash in marketable investments, including highly-liquid debt securities of the United States Government and its agencies and high-quality corporate debt securities.  All highly-liquid investments with an original maturity of more than three months at original purchase price are considered investments available for sale.

We evaluate marketable investments periodically for possible other-than-temporary impairment and review factors such as length of time to maturity, the extent to which fair value has been below cost basis and our intent and ability to hold the marketable investments for a period of time which may be sufficient for anticipated recovery in market value.  We recorded impairment charges equal to the amount by which the carrying value of the available-for-sale investments exceeds the estimated fair market value of the investments as of the evaluation date, if appropriate.  The fair value for all investments is determined based on quoted market prices as of the valuation date as available. Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of  unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

3.	Investments – (Continued)

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

The adoption of this standard with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets (investments) measured at fair value on a recurring basis as of:

Description:	June 30, 2010	September 30, 2009
Marketable investments – Level 1	$ --	$ 2,846,256

As of June 30, 2010 we have sold all marketable investments and have included all realized gains and losses in our statement of operations for the nine months ended June 30, 2010. As of September 30, 2009, we recorded a cumulative unrealized loss of $19,849 which is shown as a reduction to stockholders’ equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss, at which time we will record the loss in our statement of operations.

4.	Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by us relate to outstanding stock options and warrants (determined using the treasury stock method).   We incurred losses from continuing operations for the three and nine months ending June 30, 2010 and 2009. Potential common shares included in a diluted earnings per share computation would result in an anti-dilutive per-share amount and therefore, diluted earnings per share information is not presented.

5.	Acquisition of Subsidiary

Dual Fuel Technology License Agreement

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. The proprietary technology seamlessly displaces up to 60% of normal diesel fuel consumption with compressed natural gas or bio-methane, and the fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (“OEM”) specified temperatures and pressures with no loss of horsepower.  Installation requires no engine modification in contrast to the more expensive high-pressure alternative fuel systems in the market.

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

On May 14, 2009, we loaned American Power Group $250,000 under a 24-month secured promissory note bearing interest at 5% with interest only due for the first six months with the balance (including interest) amortized in monthly payments of principal and interest over an eighteen month period commencing in November 2009. This note was assumed in conjunction with the transaction noted below.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

5.	Acquisition of Subsidiary – (Continued)

American Power Group, Inc.

On July 27, 2009, our wholly owned subsidiary GreenMan Alternative Energy, Inc. entered into an agreement with American Power Group for the purchase of substantially all of its operating assets, including the name American Power Group (but excluding its dual fuel patent), which we believe will enhance our ability to utilize the technology license agreement described earlier. The consideration for the acquisition consisted of (i) approximately $850,000 in cash (financed by a local bank through short term debt), which was used by American Power Group to retire indebtedness to a bank, (ii) loans of approximately $611,000 from GreenMan to American Power Group (including the $250,000 loan described above and an additional loan of $361,000 made on the closing date), which loans were also assumed by GreenMan Alternative Energy and have been eliminated as intercompany loans in consolidation subsequent to the acquisition, and (iii) the assumption by GreenMan Alternative Energy of approximately $555,000 of American Power Group’s accounts payable and other liabilities to third parties.

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

The total consideration paid exceeded the fair value of the net assets acquired by $500,000 resulting in the recognition of $500,000 of intangibles which have been allocated to the patented dual fuel conversion technology acquired. This allocation was based on our estimated cost to reproduce the technology acquired as described in the dual fuel technology license agreement. The value assigned to the purchased technology is being amortized on a straight line basis over an estimated useful life of 120 months. The assets acquired include a promissory note from the previous owners of American Power Group of $800,000 to GreenMan and bearing interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.  The note is due in a single, lump sum payment on July 27, 2013; provided, however, that 25% of any royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than to American Power Group. We consider this a related party note, because one of American Power Group’s former owners is now an employee of ours. In August 2009, we changed GreenMan Alternative Energy’s name to American Power Group.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Patents	Technology	Total
2011	$229,250	$21,667	$50,000	$300,917
2012	108,312	21,667	50,000	179,979
2013	53,000	21,666	50,000	124,666
2014	50,000	5,417	50,000	105,417
2015 and thereafter	254,168	--	254,168	508,336
	$694,730	$70,417	$454,168	$1,219,315

Research and Development Costs

Research and development expense is primarily the direct result of our spending related to our continued commitment of introducing new dual fuel technology as well as enhancing our current dual fuel products.

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

6.	Discontinued Operations

(iv) Georgia Operations

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

During the nine months ended June 30, 2009, we recognized an expense of $100,000 associated with an April 2009 settlement agreement with a former Georgia vendor (See Note 10).

Tire Recycling Operations

On September 12, 2008, we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for the sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.7 million ($27.9 million upon final reconciliation in June 2009) in cash.  We recognized an initial gain on sale of approximately $14.35 million, net of estimated taxes of approximately $5.5 million which is included in gain on sale of discontinued operations during the three months ended December 31, 2008.  We completed the final purchase accounting reconciliation during the three months ended September 30, 2009 and recorded an additional $620,000 of income tax expense associated with this divestiture.

We used approximately $16.5 million of the proceeds of this sale to retire certain transaction-related obligations and other debt including approximately $12.8 million due to our former primary secured lender, Laurus Master Fund, Ltd., and approximately $645,000 of related party debt (including approximately $111,000 of accrued interest). In addition, $750,000 of the proceeds were placed in an escrow account for twelve months to cover possible indemnification claims by the purchaser as well as the pending finalization of several other post-closing reconciliations. All escrowed funds have been released from escrow and returned to us.

In March 2004, our Minnesota subsidiary leased back its property from a company co-owned by a former employee under a twelve-year lease requiring an annual rental of $195,000, increasing to $227,460 over the term of the lease. The building lease was classified as a capital lease with a value of $1,036,000 and the portion allocated to the land had been treated as an operating lease. In conjunction with the sale of our Minnesota tire recycling operations, we terminated this long-term lease and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the three months ended December 31, 2008. In addition, included in income from discontinued operations for the three months ended December 31, 2008 is the remaining unamortized gain of $265,570 associated with a 2004 sale-leaseback transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the lease term.

During the three months ended June 30, 2010 we recorded income from discontinued operations of $199,684 associated with a net refund of income taxes previously paid and a refund from a former vendor.

Net sales and income from discontinued tire recycling operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net sales from discontinued operations	$--	$--	$--	$--
Income (loss) from discontinued operations	199,684	37,404	199,684	14,720,557

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
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

	June 30, 2010	September 30, 2009
Raw material	$159,218	$86,132
Work in progress	24,848	448,023
Finished goods	1,245,190	784,994
Total inventory	$1,429,256	$1,319,149

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2010	September 30, 2009	Estimated Useful Lives
Land	$175,000	$175,000	--
Buildings and improvements	285,000	285,000	10 - 20 years
Machinery and equipment	1,979,062	1,746,559	5 - 10 years
Furniture and fixtures	73,363	59,954	3 - 5 years
	2,512,425	2,266,513
Less accumulated depreciation	(1,521,982)	(1,394,155)
Property, plant and equipment, net	$990,443	$872,358

9.	Notes Payable/Credit Facilities

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

In April 2009, a complaint was filed in the United States District Court for the Middle District of Georgia against MART Management, Inc., GreenMan and Tires Into Recycled Energy & Supplies, Inc. (“TIRES”), following a death of an individual employed by TIRES resulting from a fire at a tire recycling facility in Georgia in 2007. MART Management, Inc. was the owner of the premises at the time of the incident and leased the property to us. We, in turn, had subleased the property to TIRES. Pursuant to the terms of the March 2001 lease agreement, we have agreed to indemnify MART against such claims. We believe that we have substantial defenses against the plaintiff’s claims and are contesting the matter vigorously through our insurance company.

11.	Stockholders’ Equity

Common Stock

In March 2010, a director exercised options to purchase 36,000 shares of common stock at prices ranging from $.33 to $.40 per share.

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718, “Stock Compensation”, for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006,

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

11.	Stockholders’ Equity – (Continued)

based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense for the three and nine months ended June 30, 2010 was $39,645 and $115,175, respectively, and $53,069 and $114,800 for the three and nine months ended June 30, 2009, respectively. The unamortized compensation expense at June 30, 2010 was $438,246 and will be amortized over a weighted average remaining amortizable life of approximately 4 years.

On June 4, 2010, we granted options to an employee to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $.31 per share (the closing price of our stock on the date of grant). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $15,504 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.0%; expected volatility based on historical trading information of 84% and expected term of 5 years.

On March 4, 2010, we granted options to management to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $.36 per share (the closing price of our stock on the date of grant). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $74,300 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

During the nine months ended June 30, 2009, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share (the closing price of our stock on the date of grant). The options were granted under our 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $136,000, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

On March 24, 2009, we purchased and retired warrants to purchase 4,811,905 shares of common stock with an exercise price of $.01 per share held by our former secured lender, Laurus Master Fund, Ltd. for $700,000 in cash, or approximately $0.145 per share.

12.	Income Taxes

As a result of the gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we have recorded a provision for state and federal income of $5.5 million during the nine months ended June 30, 2009 using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations).  This amount is included in the gain on disposal of discontinued operations during the nine months ended June 30, 2009.  We completed the final purchase accounting reconciliation during the three months ended September 30, 2009 and recorded an additional $620,000 of income tax expense associated with this divestiture.  During the three months ended June 30, 2010 we completed our fiscal 2009 income tax returns and recognized a gain on the sale of discontinued operations of $175,942 associated with a reduced final income tax provision.

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainty of our ability to realize the anticipated benefit given our historical losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall results for fiscal 2009, we were able to realize the benefit of a portion of our federal net operating loss carry-forwards.  Using an effective overall tax rate of 30% (which takes into account certain state net operating loss limitations) we recognized a change in the valuation allowance of $5.3 million during the fiscal year ended September 30, 2008

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

12.	Income Taxes – (Continued)

based on the estimated gain associated with the November 2008 sale of our tire recycling operations. This deferred asset was utilized during the nine months ended June 30, 2009.

13.	Related Party Transactions

On November 18, 2008 we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our Compensation committee.  The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation of candidates for nomination to the Board of Directors and other services as our Board may determine.

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

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are also a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wages, public relations and interest expense) that are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following table provides total assets for our operating segments as of:

Total assets:	June 30, 2010	September 30, 2009
Molded recycled rubber products	$2,646,309	$3,117,492
Dual fuel conversion	2,767,479	2,872,031
Corporate and other	1,982,137	6,652,604
Total assets	$7,395,925	$12,642,127

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Net sales	2010	2009	2010	2009
Molded recycled rubber products	$32,814	$451,474	$194,192	$1,210,989
Dual fuel conversion	276,909	--	803,391	--
Corporate and other	--	--	--	--
Total net sales	$309,723	$451,474	$997,583	$1,210,989

GreenMan Technologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements
Quarter Ended June 30, 2010 and 2009
(Unaudited)

14.	Segment Information – (Continued)

There were no sales between the segments during the three and nine months ended June 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Loss from continuing operations after taxes	2010	2009	2010	2009
Molded recycled rubber products	$(248,053)	$(213,067)	$(799,857)	$(906,633)
Dual fuel conversion	(696,297)	--	(2,376,452)	--
Corporate and other	(390,013)	(512,860)	(1,472,777)	(1,713,408)
Loss from continuing operations after taxes	$(1,334,363)	$(725,927)	$(4,649,086)	$(2,620,041)

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

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended, filed for the fiscal year ended September 30, 2009.

Introduction

As described in Item 1, above, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. Because we operated our tire recycling assets during only a portion of fiscal 2009 we have included in this report relevant information on this business segment but have classified its assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements. On July 27, 2009 we purchased substantially all the dual fuel conversion operating assets of American Power Group (excluding its dual fuel patent). The results described below include the operations of American Power Group since July 27, 2009.

Results of Operations

Three Months ended June 30, 2010 Compared to the Three Months ended June 30, 2009

Net sales from continuing operations for the three months ended June 30, 2010 decreased $141,751 or 31% to $309,723 as compared to net sales of $451,474 for the three months ended June 30, 2009. The decrease is primarily attributable to lower playground tile and equipment sales in the Midwestern region of the United States as well as the deferral of several orders into the fourth quarter. A majority of our Green Tech Products revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally strongest fourth quarter due to warmer weather conditions and school vacation closures, which allow for easier installation conditions. In addition, our new American Power Group dual fuel subsidiary recorded revenue of $32,814 with during the three months ended June 30, 2010.

During the three months ended June 30, 2010 we incurred a negative gross profit of $59,547, primarily due to the inclusion of $160,463 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary. Due to product mix changes and slightly lower production costs during the quarter, our recycled rubber products operation had a gross profit of $100,916 or 36% of net sales as compared to 145,484 or 32% of net sales for the three months ended June 30, 2009.

Selling, general and administrative expenses for the three months ended June 30, 2010 increased $189,092 to $1,092,025 as compared to $902,933 for the three months ended June 30, 2009. The increase was primarily attributable to the inclusion of $358,586 in costs associated with increased sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead was $169,451 for the three months ended June 30, 2010.  There were no research and development expenses during the three months ended June 30, 2009.

As a result of the foregoing, our loss from continuing operations after income taxes increased $608,436 to $1,334,363 for the three months ended June 30, 2010 as compared to $725,927 for the three months ended June 30, 2009.

During the three months ended June 30, 2010, we recognized income from discontinued operations of $199,684 associated with a reduction of income tax expense by $175,942 and a $23,742 credit from a former vendor. During the three months ended June 30, 2009, we recognized net income from our discontinued tire recycling operations of $37,404 associated with the final purchase price reconciliation with the purchaser of the assets.

Our net loss for the three months ended June 30, 2010 was $1,134,679 or $.03 per basic share as compared to a net loss of $688,523 or $.02 per basic share for the three months ended June 30, 2009.

Nine Months ended June 30, 2010 Compared to the Nine Months ended June 30, 2009

Net sales from continuing operations for the nine months ended June 30, 2010 decreased $213,406 or 18% to $997,583 as compared to net sales of $1,210,989 for the nine months ended June 30, 2009. The decrease is attributable to lower playground tile and equipment sales in the Midwestern region of the United States. A majority of our Green Tech Products revenue is derived from specific one-time installations with minimal follow on revenue from the installed project, thus making quarterly revenue comparison particularly difficult. We anticipate increased revenue during our seasonally stronger second half of the fiscal year due to warmer weather conditions and school vacation closures which allow for easier installation conditions. In addition, our new American Power Group dual fuel subsidiary recorded $194,192 of revenue during the nine months ended June 30, 2010.

During the nine months ended June 30, 2010 we incurred a negative gross profit of $397,252 primarily due to the inclusion of $606,962 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary. Due to product mix changes and slightly lower production costs during the quarter, our recycled rubber products operation had a gross profit of $209,710 or 26% of net sales as compared to $202,884 or 17% of net sales for the nine months ended June 30, 2009.

Selling, general and administrative expenses for the nine months ended June 30, 2010 increased $814,864 to $3,619,916 as compared to $2,805,052 for the nine months ended June 30, 2009. The increase was primarily attributable to the inclusion of $1,268,030 in costs associated with increased sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives, which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead were $460,964 for the nine months ended June 30, 2010. There were no research and development expenses during the nine months ended June 30, 2009.

As a result of the foregoing, our loss from continuing operations after income taxes increased $2,029,045 to $4,649,086 for the nine months ended June 30, 2010 as compared to $2,620,041 for the nine months ended June 30, 2009.

During the nine months ended June 30, 2010, we recognized income from discontinued operations of $199,684 associated with a reduction of income tax expense by $175,942 and a $23,742 credit from a former vendor. During the nine months ended June 30, 2009 we recognized a gain on sale of discontinued operations net of income taxes ($5.5 million), of $14,412,616 associated with the sale of our tire recycling business in November 2008.  The income from discontinued operations for the nine months ended June 30, 2009 relates primarily to the net results of our tire recycling operations including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota. In addition, during the nine months ended June 30, 2009, we recognized income from Georgia discontinued operations of approximately $44,000 relating to the net effects of two settlement agreements with two former Georgia vendors.

Our net loss for the nine months ended June 30, 2010 was $4,449,402 or $.13 per basic share as compared to net income of $12,082,516 or $.39 per basic share for the nine months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,796,929 in cash, cash equivalents, certificates of deposit and marketable investments, and net working capital of $1,255,464, primarily due to the sale of our tire recycling business. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow.

During the past two fiscal years, Green Tech Products has incurred operating losses of approximately $800,000 per year during fiscal 2009 and 2008 and had negative cash flow from operations. During the nine months ended June 30, 2010, Green Tech Products lost approximately $800,000, but we anticipate improved results during the fourth quarter which is historically their seasonally strongest.  We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have also made a significant investment in sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence. Since the date of acquisition to the end of fiscal 2009, American Power Group incurred an operating loss of approximately $480,000. American Power Group had an operating loss of approximately $2,376,000 during the nine months ended June 30, 2010.

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established a new corporate-wide credit facility.  We understand that achieving positive cash flow from operations as well as sustained profitability will be key components necessary to re-establish a new credit facility. Based on our June 30, 2010 results and traditional credit facility advance rates of 75% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $945,000 of available liquidity through a traditional credit facility. Management is currently evaluating several financing alternatives that would enhance our financial position and provide growth capital to supplement our existing working capital position. No assurances can be given that any such financing will be concluded in the near future, on terms favorable to us, or at all.

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

The Consolidated Statements of Cash Flows reflect events for the nine months ended June 30, 2010 and 2009 as they affect our liquidity. During the nine months ended June 30, 2010, net cash used in operating activities was $4,444,842. Our net loss for the nine months ended June 30, 2010 was $4,449,402, with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $471,781 of depreciation and net amortization and a net decrease of $554,545 in accounts receivable, inventory and other current assets. This was offset by a decrease of $528,286 in accounts payable and accrued expenses. During the nine months ended June 30, 2009, net cash used by operating activities was $3,372,743. Our net income for the nine months ended June 30, 2009 was $12,082,516, reflecting a $19,847,445 gain on sale of our tire recycling operations and the application of $5.3 million of non-cash income taxes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $601,337 of depreciation and net amortization which was offset by a $552,774 increase in other current assets and a decrease of $1,162,983 in accounts payable and accrued expenses.

Net cash provided by investing activities was $3,367,100 for the nine months ended June 30, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment. Net cash provided by investing activities was $23,874,646 for the nine months ended June 30, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.5 million. During the nine months ended June 30, 2009, we purchased approximately $3 million of marketable investments and used $700,000 to purchase warrants from our former secured lender to purchase approximately 4.8 million shares of our common stock.

Net cash provided by financing activities was $63,683 during the nine months ended June 30, 2010, reflecting the normal debt payments and the proceeds from new notes payable.  Net cash used by financing activities was $16,565,209 during the nine months ended June 30, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  August 16, 2010