Form 10-K
period 2010-09-30
GREENMAN TECHNOLOGIES INC
filed 2011-01-13
CIK 932699

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act. (Check one):

|_| Large Accelerated Filer	|_| Accelerated Filer
|_| Non-accelerated Filer (do not check if a smaller reporting company)	|X | Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010, the last business day of the registrant’s most recent completed second quarter was approximately $9,505,000.

As of January 13, 2011, 35,450,060 shares of common stock of issuer were outstanding.

2

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

Part I

Item 1. Business

General

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Our business is comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products). As described in Note 3 to the Consolidated Financial Statements included in this report, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form.

Recent Developments

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of September 30, 2010, we had issued $323,500 of notes and issued 161,750 shares of common stock in aggregate to a director and officer of the Company. On October 8, 2010 we issued the final $250,000 in notes and issued 150,000 shares of common stock, including 25,000 shares issued as placement fee.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes payable were due 24 months after issuance and are convertible, after 6 months into shares common stock at a conversion price equal 85% of the closing price of our common stock on the day the notes are issued. As of January 13, 2011 we had issued $345,000 of convertible notes.

Iowa State Bank Credit Facility

On November 9, 2010, American Power Group entered into $2,000,000 working capital line of credit (the “Credit Facility”) with Iowa State Bank and which expires on December 1, 2011. We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

EPA Approval of Vehicular Dual Fuel Test Exemptions

In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets (“Northland”) to provide strategic financial advice in the areas of in capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

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

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility depending on the circumstances to run on:

• Diesel fuel and compressed natural gas (CNG);

• Diesel fuel and bio-methane; or

• Only diesel fuel.

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

Manufacturing/Processing

Our molded recycled rubber products operations currently have the maximum capacity to produce approximately 120,000 standard playground tile equivalents annually with 50,000 - 60,000 being considered the range of “normal” production capacity during the past several years. During the fiscal year ended September 30, 2010, Green Tech Products produced approximately 39,000 standard playground tile equivalents, due to high beginning finished goods inventory levels and lower 2010 revenue. In addition, Green Tech has an exclusive five-year manufacturing and supply agreement with a third party based in China for distribution of certain proprietary playground equipment.

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

Raw Materials

We believe our molded products operations have access to an adequate supply of crumb rubber, sufficient to meet our requirements for the foreseeable future. According to the industry information, approximately 300 million passenger tire equivalents are discarded annually in the United States, with over 75% of those currently recycled in various forms, including crumb rubber.

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

Customers

Our molded recycled rubber products customers primarily consist of schools, community and state parks, governmental agencies and child care centers. Although we benefit from the five business development and product endorsement agreements described below to procure potential business, our customers typically are individual entities within the respective school districts. A majority of our revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project. Therefore, we do not believe that the loss of any individual customer would have a material adverse effect on our business. During fiscal 2010, one customer accounted for 12% of our consolidated net sales and during fiscal 2009 another customer accounted for 14% of our consolidated new sales. We do not have any long-term purchase contracts that require any customer to purchase any minimum amount of products from us. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or that we will be able to market our current or proposed products to new customers going forward.

The U.S. Environmental Protection Agency estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. Diesel powered generators are commonly used as backup or load reducing power sources in hospitals, critical care facilities, cold storage warehouses, data centers, financial centers and exchanges and government facilities, while vehicular applications include school buses, public transit, refuse haulers, commercial route fleets, government vehicles and short-haul trains.

The number of available international stationary and vehicular diesel engines is estimated to be significantly higher than the U.S. market. There have been over 1,000 American Power Group dual fuel conversion systems installed in North and South America, Africa, India and Pakistan since the dual fuel technology was patented.

Sales and Marketing

Our molded recycled rubber products operations have created a unique marketing program focused on: (1) improving playground safety and accessibility; (2) lowering playground maintenance costs; and (3) mitigating playground liability risks for schools, community and state parks, and child care centers. We use an experienced in-house sales staff for securing new accounts and marketing product offerings. In June 2008, Green Tech Products, through one of its subsidiaries, signed five-year business development and product endorsement agreements with the state school board associations of Iowa, Missouri, Minnesota and California to provide state-of-the-art playground compliance programs to their member school districts. In August 2009, we signed the Oklahoma state school board association to a similar five-year agreement and in March 2010 we added the Nebraska state school board association. Under the brand name of the National Playground Compliance Group, (NPCG), the company’s playground compliance programs offer school districts a full portfolio of safety design assessments, playground and outdoor fitness equipment, recycled rubber surfacing, and installation solutions with an integrated approach to child safety, American Disabilities Act accessibility and risk mitigation. Additionally, NPCG assists school districts in identifying financing alternatives for their playground projects.

Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) international; (2) domestic stationary; and (3) domestic vehicular. The international segment uses an in-house sales director and qualified in-country alternative fuel distributors to promote both our stationary and vehicular dual fuel products. During fiscal 2010, we signed agreements with distributors in Nigeria, India and Pakistan. Our domestic stationary segment is addressed by an in-house sales staff, independent sales representatives and strategic third-party endorsements. The domestic vehicular segment will be addressed later in fiscal year 2011 and incorporated with sales and marketing coverage similar to our domestic stationary coverage.

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

As noted earlier, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and compressed natural gas or only diesel fuel, depending on the circumstances. The primary alternative fuel solutions available to existing diesel engine operators are:

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

Government Regulation

Our molded recycled production operations are governed by industry design and safety standards, but no specific government permits or regulations are required to market our products and services.

Our dual fuel conversion business has products that apply to both stationary and vehicular applications. New stationary energy products in both markets are regulated by the United States Environmental Protection Agency (“EPA”) for emissions and safety through various specified regulations and enforcement actions. Given our stationary dual fuel primary application is out-of-warranty aftermarket units, there are limited to no specific government permits or regulations at the product level but there are various federal and state emissions regulations that our customers typically have to comply with regarding emissions and run time.

As it relates to the vehicular market, all vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA emission and safety guidelines or face anti-tampering infractions. Given that our vehicular dual fuel system has not been previously EPA certified as a new system due to the unique nature of our dual fuel technology and the fact our primary target market is older, out-of-warranty diesel vehicles, we must demonstrate to the EPA that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization. In December 2010, we receive a Memorandum of Exemption from the EPA which references that Section 203(b)(1) of the Clean Air Act, as amended, provides that the Administrator of the EPA may exempt any new motor vehicle or motor vehicle engine from the prohibitions of Section 203(a) of the Clean Air upon such terms and conditions found to be necessary for the purpose of research, investigations, demonstrations, or training, or for reasons of national security. Under this exemption provision, eleven initial test vehicles were granted exemptions for the purpose of testing and verifying that the company’s non-invasive dual fuel system meets the EPA’s requirements for emissions and safety. The initial and subsequent approved test exemptions will allow critical engine performance and emission data to be gathered on a pre-dual fuel and post-dual fuel basis to support EPA review and approval so commercialization can commence to sell the system in the United States.

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

Employees

As of September 30, 2010, we had 35 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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

Risks Related to our Business

By completing the November 2008 sale of our tire recycling business, we have sold the operations which have historically generated substantially all our revenue and profitability. Our remaining operations have lost money in the past two consecutive fiscal years and will need additional working capital if we do not return to sustained profitability, which if not received, may force us to adjust operations accordingly.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $4.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. We continue to see strong interest in our dual fuel technology as of January 2011. We have announced over $1.2 million of orders from four customers with the potential for over $1.5 million of additional follow-on orders from these customers. We anticipate that our dual fuel related revenue recorded during the first quarter of fiscal 2011 will exceed the approximately $322,000 of dual fuel revenue recorded during fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders. In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

During the past three fiscal years, Green Tech Products has incurred significant operating losses and experienced negative cash flow from operations. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

We will continue to evaluate each operation on its merits and contributions and we will continue to make the correct decisions to ensure the continued viability and performance of our corporation. We also understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations and improved performance. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability of either business.

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

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

Iowa State Bank Credit Facility

In November 2008, our credit facility with Laurus Master Fund, Ltd. was terminated and we have not yet established a new corporate-wide credit facility. Based on our September 30, 2010 results and traditional credit facility advance rates of 70% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $1,130,000 of available liquidity through a traditional credit facility.

On November 9, 2010, American Power Group entered into $2,000,000 working capital line of credit (the “Credit Facility”) with Iowa State Bank and which expires on December 1, 2011. (See Note 6). We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of September 30, 2010, we had issued $323,500 of notes and issued 161,750 shares of common stock in aggregate to a director and officer of the Company. On October 8, 2010 we issued the final $250,000 in notes and issued 150,000 shares of common stock, including 25,000 shares issued as placement fee.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes payable were due 24 months after issuance and are convertible, after 6 months into shares common stock at a conversion price equal 85% of the closing price of our common stock on the day the notes are issued. As of January 13, 2011 we had issued $345,000 of convertible notes.

Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets (“Northland”) to provide strategic financial advice in the areas of in capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

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

Seasonality may cause our total revenues to fluctuate. Our Green Tech Products subsidiary experiences a reduction in playground tile and equipment sales during the winter as a majority of its current business is derived from the Midwestern United States where colder weather impacts the ability to install Green Tech’s products. Our American Power Group subsidiary will experience some seasonality in the “Hurricane Belt” located in the Southeastern U.S., where critical care installations are usually not scheduled during the July-October timeframe.

Inflation and changing prices may hurt our business.

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2010, because we no longer maintain any floating-rate debt.

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

A part of our business strategy is based on future acquisitions or significant investments in businesses that offer “green” products and services. Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

As of September 30, 2010, we had options and warrants outstanding to purchase 3,962,500 additional shares of common stock. These reserved shares relate to the following: 3,765,500 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 197,000 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of our options and warrants will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2010, approximately 31 million shares of our common stock were eligible for sale in the public market exclusive of the options and warrants noted above.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 23 percent of our outstanding common stock as of September 30, 2010. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the shareholders’ sole source of gain for the foreseeable future.

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

Item 3. Legal Proceedings

In April 2009, a complaint was filed in the United States District Court for the Middle District of Georgia against MART Management, Inc., GreenMan and Tires Into Recycled Energy & Supplies, Inc. (“TIRES”), following a death of an individual employed by TIRES resulting from a fire at a tire recycling facility in Georgia in 2007. MART Management, Inc. was the owner of the premises at the time of the incident and leased the property to us. We, in turn, had subleased the property to TIRES. Pursuant to the terms of the March 2001 lease agreement, we have agreed to indemnify MART against such claims. While we believe we and MART had valid defenses to these claims, management determined it to be in our collective best interests to settle the claim and in September 2010 we executed a settlement and general release agreement with the plaintiff in return for a payment of $10,000.

We are subject to routine claims from time to time in the ordinary course of our business. We do not believe that the resolution of any of the claims that are currently known to us will have a material adverse effect on our company or on our financial statements.

Item 4. Removed and Reserved

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

	Common Stock
	High	Low
Fiscal 2009
Quarter Ended December 31, 2008	$ 0.38	$ 0.18
Quarter Ended March 31, 2009	0.25	0.12
Quarter Ended June 30, 2009	0.31	0.18
Quarter Ending September 30, 2009	0.65	0.28

Fiscal 2010
Quarter Ended December 31, 2009	$ 0.58	$ 0.40
Quarter Ended March 31, 2010	0.48	0.32
Quarter Ended June 30, 2010	0.50	0.29
Quarter Ending September 30, 2010	0.69	0.40

On September 2, 2010, we issued 25,000 shares of our unregistered common stock, valued at $12,500, to a director for services rendered. See Note 9, “Stockholder’s Equity” of Notes to the Consolidated Financial Statements included in this report. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

In September 2010, we issued to Dr. Kahn and to Mr. Coppa (i) unsecured promissory notes in the principal amounts of $273,500 and $50,000, respectively, and (ii) 136,750 and 25,000 shares of our common stock, respectively, pursuant to certain subscription agreements. The issuance of the notes and the shares of common stock to Dr. Kahn and Mr. Coppa are exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(2) of the Securities Act.

On January 10, 2011 the closing price of our common stock was $.54 per share.

As of September 30, 2010, we estimate the approximate number of stockholders of record of our common stock to be 1,750. This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2010 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2010 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	3,765,500	$ 0.32	2,273,000
Equity compensation plans not approved by stockholders (2)	22,000	1.26	--
	3,787,500		2, 273,000

(1) This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e. 1993 Plan and the 2005 Plan)

(2) This total includes shares to be issued upon exercise of outstanding options under the equity compensation plan that has not been approved by shareholders (the 1996 Non-Employee Director Plan)

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

Fiscal Year ended September 30, 2010 Compared to Fiscal Year ended September 30, 2009

Net sales from continuing operations for the fiscal year ended September 30, 2010 decreased $653,119 or 20% to $2,574,514 as compared to net sales of $3,227,633 for the fiscal year ended September 30, 2009. The decrease is primarily attributable to decreased playground tile and equipment sales in the Midwestern and Western regions of the United States due to a general economic slowdown during fiscal 2010. A majority of our revenue is derived from specific one-time installations with minimal follow-on revenue from the installed project, thus making annual revenue comparisons particularly difficult. In addition, our new American Power Group dual fuel subsidiary recorded $332,533 of revenue during the fiscal year ended September 30, 2010 as compared to no revenue during the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2010 we incurred a negative gross profit of $104,254 primarily due to the inclusion of $697,006 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary. Due to product mix changes and slightly lower production costs during the year our recycled rubber products operation had a gross profit of $592,752 or 26% of net sales as compared to $722,845 or 22% of net sales for the fiscal year ended September 30, 2009.

Selling, general and administrative expenses for the fiscal year ended September 30, 2010 increased $527,015 to $4,780,629 as compared to $4,253,614 for the fiscal year ended September 30, 2009. The increase was primarily attributable to the inclusion of $1,602,672 in costs associated with increased sales and marketing initiatives for our American Power Group subsidiary as well as increased professional expenses relating to business development initiatives, which offset decreased performance based incentives.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead were $699,366 for the fiscal year ended September 30, 2010. There were no research and development expenses during the fiscal year ended September 30, 2009.

During fiscal 2008 and 2009, Green Tech Products incurred operating losses of approximately $800,000 per year and had had negative cash flow from operations. Green Tech also had stagnant revenue growth during in fiscal 2009. As a result of the losses and our annual evaluation of potential goodwill impairment, management determined the carrying value of Green Tech Product’s goodwill to be impaired and accordingly wrote-off all goodwill, recording a non-cash impairment loss of $2,289,939 at September 30, 2009.

As a result of the foregoing, our loss from continuing operations after income taxes decreased $302,485 to $5,790,399 for the fiscal year ended September 30, 2010 as compared to $6,092,884 for the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2010, we recognized income from discontinued operations of $148,569 primarily associated with a reduction of tax expense. During the fiscal year ended September 30, 2009, we recognized a gain on sale of discontinued operations net of income taxes ($6.1 million), of $13,792,616 associated with the sale of our tire recycling business in November 2008. The income from discontinued operations of $289,583 for the fiscal year ended September 30, 2009 relates primarily to the net results of our tire recycling operations, including approximately $391,000 of one-time gains associated with the termination of a long-term land and building lease agreement in Minnesota.

Our net loss for the fiscal year ended September 30, 2010 was $5,641,830 or $.17 per basic share as compared to net income $7,989,315 or $.26 per basic share for the fiscal year ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,351,050 in cash, cash equivalents and certificates of deposit and net working capital of $1,035,980. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past two fiscal years since divesting our tire recycling business. We understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis for all operations. The financial statements have been prepared assuming we will continue as a going concern.

Our Consolidated Statements of Cash Flows reflect events for the fiscal year ended September 30, 2010 and 2009 as they affect our liquidity. During the fiscal year ended September 30, 2010, net cash used by operations was $4,880,128. Our net loss for the fiscal year ended September 30, 2010 was $5,641,830, with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $663,441 of depreciation and net amortization and a net decrease of $459,845 in accounts receivable, inventory and other assets. This was offset by a net decrease of $475,265 in accounts payable and accrued expenses. During the fiscal year ended September 30, 2009, net cash used by operating activities was $3,514,926. Our net income for the fiscal year ended September 30, 2009 was $7,989,315, reflecting a $19,227,445 gain on the sale of our tire recycling operations and the application of $6.1 million of non-cash income taxes. Our cash flow was positively impacted by the following: $2,289,939 goodwill impairment loss and $977,252 of depreciation and amortization and a $536,469 net decrease in accounts receivables and inventory which was offset by a net decrease of $951,540 in accounts payable and accrued expenses.

Net cash provided by investing activities was $3,270,830 for the fiscal year ended September 30, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment. Net cash provided by investing activities was $21,917,042 for the fiscal year ended September 30, 2009, reflecting net proceeds from the sale of our scrap tire processing operations of approximately $27.9 million. During the fiscal year ended September 30, 2009, we purchased approximately $3 million of marketable investments and $1,800,000 of certificates of deposit. In addition we used $613,363 in connection with the purchase of the American Power Group operating assets.

Net cash provided by financing activities was $141,860 during the fiscal year ended September 30, 2010, reflecting the normal debt payments and the proceeds from new notes payable including $323,500 of related party notes payable. Net cash used by financing activities was $17,427,544 during the fiscal year ended September 30, 2009, reflecting the payoff of approximately $12.85 million associated with our Laurus credit facility and approximately $3.4 million of other debt and capital lease obligations associated with our discontinued scrap tire operations and $534,320 of related party debt. In addition, we used $700,000 to purchase warrants from our former secured lender to purchase approximately 4.8 million shares of our common stock.

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

1. Bank Refinancing/Alternative Financing

Iowa State Bank Credit Facility

Based on our September 30, 2010 results and traditional credit facility advance rates of 70% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $1,130,000 of available liquidity through a traditional credit facility.

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit (the “Credit Facility”) with Iowa State Bank and which expires on December 1, 2011. We used approximately $800,000 of the proceeds to repay a secured note with Iowa State Bank. The maximum amount APG may borrow from time to time under the Credit Facility is the lesser of (i) $800,000, until such time as the Company raises additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return the Company has guaranteed all obligations, and has secured that guarantee by (i) granting to the Lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the Lender, as additional collateral, 2,000,000 shares of the Company’s common stock. We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of September 30, 2010, we had issued $323,500 of notes and issued 161,750 shares of common stock in aggregate to a director and officer of the Company. On October 8, 2010 we issued the final $250,000 in notes and issued 150,000 shares of common stock, including 25,000 shares issued as placement fee.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes payable were due 24 months after issuance and are convertible, after 6 months, into shares of common stock at a conversion price equal to 85% of the closing price of our common stock on the day the notes are issued. As of January 13, 2011 we had issued $345,000 of convertible notes.

Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets (“Northland”) to provide strategic financial advice in the areas of in capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

2. Operating Performance Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $4.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. We continue to see strong interest in our dual fuel technology. As of January 2011, we have announced over $1.2 million of orders from four customers with the potential for over $1.5 million of additional follow-on orders from these customers. We anticipate that our dual fuel related revenue recorded during the first quarter of fiscal 2011 will exceed the approximately $322,000 of dual fuel revenue recorded during fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders. In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

During the past three fiscal years, Green Tech Products has incurred significant operating losses and experienced negative cash flow from operations. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

We will continue to evaluate each operation on its merits and contributions and we will continue to make the correct decisions to ensure the continued viability and performance of our corporation. We also understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis from all operations and generate improved performance. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability with either business segment.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2010, because we no longer maintain any floating-rate debt.

Off-Balance Sheet Arrangements

We lease various facilities and equipment under cancelable and non-cancelable short operating leases which are described in Note 7 to our Audited Consolidated Financial Statements.

Environmental Liability

There are no known material environmental violations or assessments.

Critical Accounting Policies

Revenue Recognition

We have primarily two sources of revenue from each business segment. Our molded recycled rubber products operations derive revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from installations of our products are recognized when the installation is complete. Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. Revenues from fixed price and modified fixed price sales and installation contracts are recognized on the percentage of completion method based on costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions becomes known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues from product sales are recognized when the product’s installation is complete, title and risk transfer to the customer and collectability is reasonably assured. Revenues derived from maintenance and service agreements are recognized when the service has been rendered to the customer.

Recent Accounting Pronouncements

The following accounting standards issued as of November 30, 2010, may affect our future financial reporting:

1. ASU 2009-13, Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements –a consensus of the FASB Emerging Issues Task Force – This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or afer June 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

2. ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15,2010, and for interim periods within those fiscal years. We do not expect a material impact on our financials due to the implementation of this guidance.

3. ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denomination the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades- a consensus of the FASB Emerging Issues Task Force – This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, any entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

4. ASU 2010-17. Revenue Recognition – Milestone Method (Topic 605)- Milestone Method of Revenue Recognition – a consensus of the FASB Emerging Issues Task Force – This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

5. ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses– This ASU requires companies to provide more information in their disclosures about the credit quality and risk exposures of their financing receivables and the credit reserves held against them. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosure about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

For information required with respect to this Item 8, see “Consolidated Financial Statements” on pages 29 through 52 of this report.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2010 and concluded that it is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Maurice E. Needham	70	Chairman of the Board of Directors
Lyle Jensen	60	Chief Executive Officer; President; Director
Charles E. Coppa	47	Chief Financial Officer; Treasurer; Secretary
Dr. Allen Kahn	89	Director
Lew F. Boyd	65	Director
Kevin Tierney	51	Director
Thomas Galvin	58	Director

Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation.

We have established an Audit Committee consisting of Messrs. Tierney (Chair) and Boyd and Dr. Kahn, and a Compensation Committee consisting of Messrs. Boyd (Chair), Needham and Dr. Kahn. Our Board of Directors has determined that Mr. Tierney is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.

MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He has also served as a Director of Comtel Holdings, an electronics contract manufacturer since April 1999. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. The Company believes that Mr. Needham’s extensive business, operational and management experience, including his over 17 years with the Company give him the qualifications and skills to serve as a director and member of the Compensation Committee.

LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly eight year tenure with the Company

CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company. From 1985 to 1990 Mr. Coppa was as an auditor with Grant Thornton where he obtained his CPA designation. The Board of Directors believes Mr. Coppa has the necessary qualifications and skills to serve as Chief Financial Officer based on his financial and management expertise he has cultivated during his nearly fifteen year tenure with the Company

ALLEN KAHN, M.D., has been a Director since March 2000. Dr. Kahn operated a private medical practice in Chicago, Illinois, which he founded in 1953 until his retirement in October 2002. Dr. Kahn has been actively involved as an investor in “concept companies” since 1960. From 1965 through 1995 Dr. Kahn served as a member of the Board of Directors of Nease Chemical Company (currently German Chemical Company), Hollymatic Corporation and Pay Fone Systems (currently Pay Chex, Inc.). The Company believes that Dr. Kahn’s extensive business and investing experience, including over 50 years of private investing experience give him the qualifications and skills to serve as a director and member of the Audit Committee.

LEW F. BOYD has been a Director since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology. The Company believes that Mr. Boyd’s extensive business and executive recruitment experience, including his over 16 years with the Company give him the qualifications and skills to serve as a director and Chairman of the Compensation Committee.

KEVIN TIERNEY has been a Director since July 2009. Since 2006, Mr. Tierney has served as the President and Chief Executive Officer of Saugusbank, a $200 million, state-chartered community bank located in Saugus, Massachusetts. Prior to joining Saugusbank, he served as executive vice president and general manager of BISYS Group’s Corporate Financial Solutions Division which provided corporate banking services to Fortune 500 treasury departments as well as to the life insurance and health insurance industries. From 1999 to 2004, Mr. Tierney was executive vice president and chief operating officer of Abington Bancorp, a $1.2 billion publicly traded bank holding company. Mr. Tierney previously served as executive vice president and general manager of a division of Electronic Data Systems Inc. where he oversaw a business unit that provided emerging payment technologies to the retail and financial services industries. The Company believes that Mr. Tierney’s extensive business and financial services experience give him the qualifications and skills to serve as a director and Chairman of the Audit Committee.

THOMAS GALVIN has been a Director since September 2010. Mr. Galvin was the Co-Founder and Executive Vice President of SourceOne, a Boston-based provider of energy outsourcing solutions for mission critical facilities from 1999 to 2007 at which time it was sold to Veolia Energy North America. Mr. Galvin remained employed by SourceOne until July 2010. Prior to founding SourceOne, Mr. Galvin was the Director of Retail Service, Eastern United States for Pacificorp, an investor-owned utility and provider of wholesale and retail renewable energy products from 1996 to 1999. Prior to 1996, he founded two environmental services consulting firms, Adams Environmental Management, Inc., which concentrated on tactical and technical environmental services and Hygienetics, Inc., an international environmental consulting firm. Earlier in his career, Mr. Galvin served as Director of Environmental Management and Energy Planning for the Massachusetts Port Authority. The Company believes that Mr. Galvin’s extensive business, operational and environmental services experience give him the qualifications and skills to serve as a director.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2010 and 2009, to our Chief Executive Officer and our Chief Financial Officer. We granted restricted stock awards in fiscal 2009 only. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2010 and 2009, respectively.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation(3)	Total
Lyle Jensen	2010	$ 250,000	$ --	$ --	$ 22,902	$ 272,902
Chief Executive Officer	2009	250,000	275,000	39,000	37,479	601,479

Charles E. Coppa	2010	$ 161,500	$ --	$ 25,000	$ 16,413	$ 202,913
Chief Financial Officer	2009	161,500	130,000	55,000	28,649	375,149

(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2010 and September 30, 2009, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2) Options granted have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant with the exception of the 100,000 granted to Mr. Jensen in fiscal 2009 which, pursuant to the terms of his employment, vest immediately on the date of grant and have a ten-year term. Mr. Coppa was granted 100,000 options in fiscal 2010.

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

Employment Agreements

Mr. Jensen has a five-year employment agreement pursuant to which he receives a base salary to $250,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days’ prior notice. The agreement provides for payment of twelve months’ salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen’s base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen’s employment agreement provides for cash incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-K for such fiscal year or (y) $150,000 and stock options based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our revenue, as follows:

EBITDA as a
	% of Revenue	Stock Option Performance Incentive Earned
Base:	< 11.0%	None
Level I:	11.1% – 11.99%	Options to purchase 20,000 shares of the Company’s common stock.
Level II:	12.0% – 12.99%	Options to purchase 40,000 shares of the Company’s common stock.
Level III:	13.0% – 13.99%	Options to purchase 60,000 shares of the Company’s common stock.
Level IV:	14.0% – 14.99%	Options to purchase 80,000 shares of the Company’s common stock.
Level V:	> 15.0%	Options to purchase 100,000 shares of the Company’s common stock.

During fiscal 2009, Mr. Jensen earned an incentive bonus of $150,000 and was granted immediately exercisable options to purchase 100,000 shares of common stock at an exercise price of $.23 per share based on fiscal 2009 EBITDA performance. In addition, the Board of Directors approved a discretionary incentive bonus of $125,000 to Mr. Jensen in recognition of successful sale of the tire recycling operations and repayment of all amounts due to our secured lender, Laurus Master Fund, Ltd., in November 2008. Mr. Jensen did not receive any incentive compensation during fiscal 2010.

Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary to $161,500 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days’ prior notice. The agreement provides for payment of twelve months’ salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa’s base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa’s employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee.

During fiscal 2009, Mr. Coppa earned a discretionary incentive bonus of $80,000 based on individual and company performance. In addition, the Board of Directors approved a discretionary incentive bonus of $50,000 to Mr. Coppa in recognition of successful sale of the tire recycling operations and repayment of all amounts due our secured lender, Laurus Master Fund, Ltd., in November 2008. During fiscal 2010, Mr. Coppa was granted options to purchase 100,000 shares of common stock at an exercise price of $.36 per share. The options have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

Outstanding Equity Awards

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2010:

		Number of Securities Underlying		Exercise	Option
		Unexercised Options		Price	Expiration
Name	Date of Grant	Exercisable	Unexercised	Per Share	Date
Lyle Jensen	March 12, 2002 (1)	25,000	--	$1.51	March 12, 2012
	August 23, 2002 (2)	2,500	--	$1.80	August 23, 2012
	February 20, 2003 (3)	2,000	--	$1.95	February 20, 2013
	April 24, 2004 (3)	2,000	--	$1.10	April 24, 2014
	June 15, 2005 (3)	2,000	--	$0.51	June 15, 2015
	April 12, 2006 (4)	400,000	100,000	$0.28	April 12, 2016
	December 18, 2006 (4)	60,000	40,000	$0.35	December 18, 2016
	December 29, 2006 (5)	25,000	--	$0.36	December 29, 2016
	February 8, 2008 (5)	100,000	--	$0.34	February 8, 2018
	September 30, 2008 (5)	100,000	--	$0.33	September 30, 2018
	November 17, 2008 (4)	20,000	80,000	$0.33	November 17, 2018
	June 8, 2009 (5)	100,000	--	$0.22	June 8, 2019

Charles E. Coppa	January 12, 2001 (2)	40,000	--	$0.40	January 12, 2011
	August 23, 2002 (2)	7,500	--	$1.80	August 23, 2012
	June 6, 2006 (4)	109,600	27,400	$0.36	June 6, 2016
	September 28, 2007 (4)	27,000	18,000	$0.35	September 28, 2017
	November 18, 2008 (4)	20,000	80,000	$0.35	November 18, 2018
	June 8, 2009 (4)	40,000	160,000	$0.22	June 8, 2019
	March 4, 2010 (4)	--	100,000	$0.36	March 4, 2020

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

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2010:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards (2) (3)	All Other Compensation (4)	Total
Maury Needham	$ --	$ 25,000	$ --	$ 25,000
Lew Boyd	$ 20,000	$ --	$ --	$ 20,000
Dr. Allen Kahn	$ 20,000	$ --	$ --	$ 20,000
Kevin Tierney, Sr	$ 20,000	$ --	$ --	$ 20,000
Thomas Galvin	$ 1,667	$ 16,400	$ 12,500	$ 30,567

(1) All non-employee directors receive a quarterly board fee of $5,000 per quarter.

(2) Amounts shown do not reflect compensation actually received by the named director. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2010, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(3) On March 4, 2010, Mr. Needham was granted options to purchase 100,000 shares of common stock at an exercise price of $.36 per share which have a 10 year term and vest equally over a 5 year term from date of grant. On September 2, 2010, Mr. Galvin was granted options to purchase 50,000 shares of common stock at an exercise price of $.50 per share which have a 10 year term and vest equally over a 5 year term from date of grant.

(4) In September 2010, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Galvin as future incentive, and recorded a $12,500 expense (the assigned fair value based on the closing bid price) associated with the issuance of such shares. Mr. Galvin has agreed to hold the shares for a minimum of 12 months after the issuance.

As of September 30, 2010, each Director who are not named executive officers for the fiscal year ended September 30, 2010 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	742,500
Lew Boyd	245,500
Dr. Allen Kahn	211,500
Kevin Tierney, Sr.	50,000
Thomas Galvin	50,000

Stock Option Plans

Our 1993 Stock Option Plan (the “2003 Plan”) was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. The 1993 Plan expired on June 10, 2004 as it related to new grants.

As of September 30, 2010 there were 72,500 options granted and outstanding under the 1993 Plan which are exercisable at prices ranging from $0.40 to $1.80.

On June 16, 2005, our shareholders approved the 2005 Stock Option Plan (the “2005 Plan”) and in March 2010 approved an increase to the number of shares authorized under the 2005 Plan from 3,500,000 to 6,000,000 shares. Options granted under the 2005 Plan may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

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

During the year ended September 30, 2010, 425,000 options were granted under the 2005 Plan at prices ranging from $.31 to $.50 and options to purchase 50,000 shares of common stock at an exercise price of $.28 per share expired un-exercised. As of September 30, 2010 there were 3,693,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.55.

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

During the year ended September 30, 2010, options to purchase 4,000 shares of common stock at an exercise price of $.59 per share expired un-exercised. As of September 30, 2010, options to purchase 22,000 are outstanding and exercisable at prices ranging from $0.51 to $1.95.

Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2010 and 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2010:

• by each of our directors and executive officers;

• by all of our directors and executive officers as a group; and

• by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2010, 33,300,060 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors
Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (3)	4,694,250	14.07%
Maury Needham (4)	1,675,839	4.99%
Lyle Jensen (5)	1,593,522	4.67%
Charles E. Coppa (6)	746,028	2.22%
Lew F. Boyd (7)	417,678	1.25%
Kevin Tierney, Sr.	39,000	*
Thomas Galvin	25,000	*
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

(3) Includes 57,500 shares of common stock issuable pursuant to immediately exercisable stock options.

(4) Includes 297,500 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham’s wife.

(5) Includes 858,500 shares of common stock issuable pursuant to immediately exercisable stock options.

(6) Includes 264,100 shares of common stock issuable pursuant to immediately exercisable stock options.

(7) Includes 91,500 shares of common stock issuable pursuant to immediately exercisable stock options.

Common Stock Authorized for Issuance Under Equity Compensation Plans

For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2010, see Note 8 (“Stockholders’ Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation – Employment Agreements’, above, and “Certain Relationships and Transactions – Stock Issuances: Stock Options; Warrants”, below.

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

In June 2009, the Board of Directors approved the issuance of 250,000 shares of unregistered common stock, in aggregate, as restricted stock awards to Messrs. Needham, Boyd, Jensen, Kahn and Coppa. The awards were in recognition of past services, including the successful November 2008 sale of the tire recycling operations and repayment of all amounts due to our secured lender, Laurus Master Fund, Ltd., as well as future incentives. All recipients have agreed to hold the shares for a minimum of 18 months after issuance. In addition, we granted options to the directors and Mr. Coppa to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $.23 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from the date of grant with the exception of an option to purchase 100,000 shares granted to our Chief Executive Officer, which are immediately exercisable pursuant to the terms of his employment agreement.

In July 2009, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Tierney. The award was an incentive to join the Board and Mr. Tierney has agreed to hold the shares for a minimum of 18 months after the issuance. In addition, we granted options to Mr. Tierney to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $.32 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant.

In March 2010, Dr. Kahn exercised options to purchase 36,000 shares of common stock at prices ranging from $.33 to $.40 per share.

On September 2, 2010, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Galvin as future incentive and recorded a $12,500 expense (the assigned fair value based on the closing bid price) associated with the issuance of such shares during the fiscal year ended September 30, 2010.

On September 17, 2010, Dr. Kahn and Mr. Coppa loaned us $323,500 in aggregate, pursuant to the terms of a private offering of 12% unsecured, six-month notes payable. In addition, the Board of Directors approved the issuance of 161,750 shares of unregistered common stock in aggregate to Dr. Kahn and Mr. Coppa in conjunction with a debt offering and recorded a deferred financing expense of $72,788 (the assigned fair value based on the closing bid price).

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

Item 14. Principal Accounting Fees and Services

The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2010 and 2009.

In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2010 and 2009. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.

Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2010 and 2009 and (2) the review of the financial statements included in our company’s Form 10-Q filings for fiscal 2010 and 2009 were $141,293 and $133,683, respectively.

Audit-Related Fees. The aggregate fees billed in fiscal 2010 and 2009 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $1,014 and $8,633, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations and assurance services on specific transactions.

Tax Fees. The aggregate fees billed in fiscal 2010 and 2009 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $39,600 and $43,500, respectively.

All Other Fees. There were no other fees billed during fiscal 2010 and 2009 by SDKAS.

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

During fiscal 2010 and 2009, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements: For a list of financial statements filed with this report, see page 28.

(b) The following exhibits are filed with this report:

Exhibit No.		Description
2.1 (1)	--	Asset Purchase Agreement among GreenMan Technologies, Inc., Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies of Iowa, Inc., and GreenMan Technologies of Minnesota, Inc., dated September 12, 2008
2.2 (1)	--	Stockholder Voting Agreement among Liberty Tire Services, LLC, Liberty Tire Services of Ohio, LLC, GreenMan Technologies, Inc., GreenMan Technologies of Iowa, Inc., GreenMan Technologies of Minnesota, Inc., Maurice E. Needham, Lyle Jensen, Dr. Allen Kahn, Lew F. Boyd, Nicholas DeBenedictis and Charles E. Coppa, dated September 12, 2008.
2.3 (2)	--	Share Exchange Agreement among GreenMan Technologies, Inc., Welch Products, Inc. and the Stockholders of Welch Products, Inc., dated October 1, 2007
2.4 (2)	--	Escrow Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Dreher, Simpson and Jensen, P.C., as Escrow Agent, dated October 1, 2007
2.5 (2)	--	Agreement among GreenMan Technologies, Inc., Welch Products, Inc., the Stockholders of Welch Products, Inc. and Laurus Master Fund Ltd., dated October 1, 2007
2.6 (3)	--	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and American Power Group, Inc.
2.7 (3)	--	Escrow Agreement dated as of June 17, 2009, by and among GreenMan Technologies, Inc., American Power Group, Inc. and Morse, Barnes-Brown & Pendleton, P.C., as escrow agent
2.8 (4)	--	Asset Purchase Agreement dated as of July 27, 2009, by and among GreenMan Alternative Energy, Inc., GreenMan Technologies, Inc. and American Power Group, Inc
2.9 (4)	--	Promissory Note dated as of July 27, 2009, in the principal amount of $531,500, issued by American Power Group, Inc. to GreenMan Alternative Energy, Inc.
2.10*	--	Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.) (amending, restating and replacing Exhibit 2.9)
2.11 (4)	--	Escrow Agreement dated as of July 27, 2009, by and among GreenMan Alternative Energy, Inc., GreenMan Technologies, Inc., American Power Group, Inc. and Morse, Barnes-Brown & Pendleton, P.C., as escrow agent
3.1 (5)	--	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended
3.2 (6)	--	By-laws of GreenMan Technologies, Inc.
4.1 (6)	--	Specimen certificate for Common Stock of GreenMan Technologies, Inc.
4.2 (7)	--	Option Agreement, dated July 20, 2005 by and between GreenMan Technologies, Inc. and Laurus Master Fund, Ltd.
4.3 (8)	--	Common Stock Purchase Warrant, dated June 30, 2006, issued to Laurus Master Fund, Ltd.
4.4 (8)	--	Registration Rights Agreement dated June 30, 2006, made by GreenMan Technologies, Inc. to Laurus Master Fund, Ltd.
26

4.5 (9)	--	Warrant and Option Purchase Agreement dated March 24, 2009, between GreenMan Technologies, Inc. and PSource Structured Debt Ltd.
10.1 (10)	--	Employment Agreement dated April 1, 2003 between GreenMan Technologies, Inc. and Maurice E. Needham
10.2 (11)	--	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen
10.3 (12)	--	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen
10.4 (13)	--	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa
10.5 (12)	--	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa
10.6 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and Bruce A. Boland, dated October 1, 2007
10.7 (2)	--	Consulting Agreement between GreenMan Technologies, Inc. and John W. Brown, dated October 1, 2007
10.8 (14)	--	Consulting Agreement among Coastal International, Inc. and GreenMan Technologies, Inc., dated November 18, 2008
10.9 (6)	--	1993 Stock Option Plan
10.10 (15)	--	2005 Stock Option Plan, as amended
10.11 (6)	--	Form of confidentiality and non-disclosure agreement for executive employees
10.12 (16)	--	Lease Agreement By and Between WTN Realty Trust to GreenMan Technologies of Georgia, Inc. dated April 2, 2001
10.13 (17)	--	Commercial Loan Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.14 (17)	--	Asset Based Financing Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.15 (17)	--	Promissory Note dated as of November 9, 2010, issued by American Power Group, Inc. in favor of Iowa State Bank
10.16 (17)	--	Commercial Security Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.17 (17)	--	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.18 (17)	--	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.19 *	--	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.20 *	--	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.21 *	--	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc.
10.22 *	--	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
21.1 *	--	List of All Subsidiaries
27

31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

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

(13) Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(14) Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(15) Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(16) Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(17) Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.

* Filed herewith

28

GreenMan Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GreenMan Technologies, Inc.

Carlisle, Iowa

We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continued to incur substantial losses from operations, has not generated positive cash flows and has insufficient liquidity to fund its ongoing operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ schechter dokken kanter andrews & Selcer, ltd.

.

Minneapolis, Minnesota

January 13, 2011

GreenMan Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$293,550	$1,760,988
Certificates of deposit	500,000	750,000
Certificates of deposit, restricted	257,500	800,000
Marketable investments	—	2,846,256
Accounts receivable, trade, less allowance for doubtful accounts of $301 and $1,935 as of September 30, 2010 and September 30, 2009	733,149	907,547
Inventory	1,235,535	1,319,149
Seller’s note, related party, current portion	325,000	150,000
Prepaid expenses	240,894	132,896
Other current assets	218,267	551,858
Total current assets	3,803,895	9,218,694
Property, plant and equipment, net	974,827	872,358
Other assets:
Certificates of deposit, restricted	300,000	250,000
Long term contracts, net	637,417	866,667
Seller’s note, related party, non-current	475,000	650,000
Purchased technology	441,667	491,667
Patents, net	65,000	86,667
Other	229,834	206,074
Total other assets	2,148,918	2,551,075
	$6,927,640	$12,642,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$917,662	$673,707
Accrued expenses	1,051,231	1,794,901
Billings in excess of cost	24,450	—
Notes payable, current	337,961	1,134,130
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	368,093	48,807
Total current liabilities	2,767,915	3,720,063
Notes payable, non-current	1,135,789	484,753
Obligations due under lease settlement, non-current	505,540	505,540
Notes payable, related parties, non-current	—	44,593
Total liabilities	4,409,244	4,754,949

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 33,300,060 shares and 33,077,310 issued and outstanding at September 30, 2010 and 2009	333,001	330,773
Additional paid-in capital	39,090,313	38,839,342
Accumulated deficit	(36,904,918)	(31,263,088)
Accumulated other comprehensive loss	—	(19,849)
Total stockholders’ equity	2,518,396	7,887,178
	$6,927,640	$12,642,127

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended September 30,
	2010	2009
Net sales	$2,574,514	$3,227,633
Cost of sales	2,678,768	2,705,264
Gross profit (loss)	(104,254)	522,369
Operating expenses:
Selling, general and administrative	4,780,629	4,253,614
Research and development	699,366	—
Impairment loss - goodwill	—	2,289,939
	5,479,995	6,543,553
Operating loss from continuing operations	(5,584,249)	(6,021,184)
Non-operating income (expense):
Interest income	167,664	176,254
Other income	87,394	171,774
Interest expense	(119,811)	(112,580)
Realized loss on investments	(28,393)	—
Other expense	(313,004)	(306,692)
Non-operating income (expense)	(206,150)	(71,244)
Loss from continuing operations before income taxes	(5,790,399)	(6,092,428)
Provision for income taxes	—	(456)
Loss from continuing operations	(5,790,399)	(6,092,884)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes	—	13,792,616
Income from discontinued operations, net of taxes	148,569	289,583
	148,569	14,082,199
Net (loss) income	$(5,641,830)	$7,989,315
Other comprehensive (loss) income
Unrealized income (loss) on marketable investments	—	(19,849)
Comprehensive (loss) income	$(5,641,830)	$7,969,466

Loss from continuing operations per share –basic	$(0.17)	$(0.19)
Income from discontinued operations per share –basic	—	0.45
Net (loss) income per share –basic	$(0.17)	$0.26
Net (loss) income per share –diluted	$(0.17)	$0.26

Weighted average shares outstanding - basic	33,110,940	31,506,385
Weighted average shares outstanding - diluted	33,110,940	31,506,385

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2010 and 2009

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, September 30, 2008	30,880,435	$308,804	$38,881,669	$(39,252,403)	$—	$(61,930)
Repurchase of warrants	—	—	(700,000)	—	—	(700,000)
Compensation expense associated with stock options	—	—	126,942	—	—	126,942
Value of warrants issued for services rendered	—	—	12,200	—	—	12,200
Unrealized loss on marketable investments					(19,849)	(19,849)
Common stock returned per settlement agreement	(78,125)	(781)	(24,219)		—	(25,000)
Common stock issued for services rendered	275,000	2,750	62,750		—	65,500
Common stock issued for license agreement	2,000,000	20,000	480,000		—	500,000
Net income for fiscal year ended September 30, 2009	—	—	—	7,989,315	—	7,989,315
Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$7,887,178
Compensation expense associated with stock options	—	—	155,611		—	155,611
Reclassification adjustment for net loss realized in net income					19,849	19,849
Common stock issued on exercise of options	36,000	360	11,940		—	12,300
Common stock issued for services rendered	25,000	250	12,250		—	12,500
Common stock issued with promissory notes	161,750	1,618	71,170		—	72,788
Net loss for fiscal year ended September 30, 2010	—	—	—	(5,641,830)	—	(5,641,830)
Balance, September 30, 2010	33,300,060	$333,001	$39,090,313	$(36,904,918)	$—	$2,518,396

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(5,641,830)		$7,989,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of tire recycling operations	—		(19,847,445)
Net settlement income from discontinued operations	—		(144,420)
Deferred tax asset recognition	—		5,010,000
Impairment loss - goodwill	—		2,289,939
Gain on lease termination	—		(124,628)
Gain on return of escrowed shares	—		(25,000)
Shares issued for services rendered	12,500		65,500
Shares issued for loan agreements	72,788		—
Depreciation	206,913		266,811
Decreased financing costs	—		359,927
Amortization of customer relationships	—		890
Stock compensation expense	155,611		126,942
Amortization of patents	21,667		26,766
Amortization of long term contracts	229,250		187,583
Amortization of purchased technology	50,000		8,333
Deferred gain on sale leaseback transaction	—		(270,228)
Loss on sale of investments	28,393		—
Warrants issued	—		12,200
Decrease (increase) in assets:
Accounts receivable	174,398		95,916
Inventory	83,614		440,553
Prepaids and other current assets	225,593		(252,873)
Other assets	(23,760)		310,533
Increase (decrease) in liabilities:
Accounts payable	243,955		(386,820)
Accrued expenses	(719,220)		345,280
Net cash (used) by operating activities	(4,880,128)		(3,514,926)
Cash flows from investing activities:
Purchase of property and equipment	(309,382)		(350,142)
Purchase of marketable investments	—		(2,866,105)
Proceeds from marketable investments	2,837,712		—
Maturity of certificates of deposit	742,500		—
Purchase of certificates of deposit	—		(1,800,000)
Proceeds from the sale of tire recycling operations	—		27,546,652
Net cash used in the purchase of American Power Group, Inc. operating assets	—		(613,363)
Net cash provided by investing activities	3,270,830		21,917,042
Cash flows from financing activities:
Net activity under line of credit	—		(3,300,221)
Proceeds from notes payable	255,420		1,142,741
Proceeds from notes payable, related parties	323,500		—
Repayment of notes payable	(400,553)		(12,847,119)
Repayment of notes payable, related parties	(48,807)		(534,320)
Principal payments on obligations under capital leases	—		(1,188,625)
Purchase of warrants	—		(700,000)
Net proceeds from exercise of stock options	12,300		—
Net cash provided (used) by financing activities	141,860		(17,427,544)
Net (decrease) increase in cash and cash equivalents	(1,467,438)		974,572
Cash and cash equivalents at beginning of year	1,760,988		786,416
Cash and cash equivalents at end of year	$293,550	$	,760,988
Supplemental cash flow information:
Unrealized loss on marketable investments	$—		$19,849
Shares issued for technology license	—		500,000
Interest paid	123,961		528,371
Taxes paid	386,580		310,949

Supplemental Schedule of Non-Cash Investing and Financing Activities

As described in Note2 to the financial statements, on July 27, 2009, GreenMan acquired substantially all operations of American Power Group, Inc. as follows:

Working capital acquired, net of cash and debt	$ 164,817
Property acquired	107,185
Seller’s note receivable	800,000
Dual fuel conversion technology acquired	500,000
Short term debt	(800,000)
Long term debt	(772,002)
Cash acquired upon purchase of business	$ --

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Our business is comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products). Prior to November 17, 2008, we also had tire recycling operations. As described below, our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations located in Savage, Minnesota and Des Moines, Iowa.

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

On June 17, 2009, we signed an exclusive license agreement with American Power Group, an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances. On July 27, 2009, we entered into an agreement with American Power Group to purchase substantially all of their operating assets, including their name but excluding its dual fuel patent. (See Note 5.)

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

As of September 30, 2010, we had $1,351,050 in cash, cash equivalents and certificates of deposit and net working capital of $1,035,980. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past two fiscal years since divesting our tire recycling business. We understand that our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitability on a sustained basis for all operations. The financial statements have been prepared assuming we will continue as a going concern.

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

A. Bank Refinancing/Alternative Financing

Iowa State Bank Credit Facility

Based on our September 30, 2010 results and traditional credit facility advance rates of 70% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $1,130,000 of available liquidity through a traditional credit facility.

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit (the “Credit Facility”) with Iowa State Bank and which expires on December 1, 2011. (See Note 5). We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of September 30, 2010, we had issued $323,500 of notes which are due in March 2011 and issued 161,750 shares of common stock in aggregate to a director and officer of the Company. On October 8, 2010 we issued the final $250,000 in notes which are due in April 2011and issued 150,000 shares of common stock, including 25,000 shares issued as placement fee.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies – (Continued)

Convertible Notes Payable

In October 2010 we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes payable were due 24 months after issuance and are convertible, after 6 months, into shares of common stock at a conversion price equal to 85% of the closing price of our common stock on the day the notes are issued. As of January 13, 2011 we had issued $345,000 of convertible notes.

Strategic Financial Advisor Agreement

On December 29, 2010 we engaged Northland Capital Markets (“Northland”) to provide strategic financial advice in the areas of capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

B. Operating Performance Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $4.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. We continue to see strong interest in our dual fuel technology. As of January 2011 we have announced over $1.2 million of orders from four customers with the potential for over $1.5 million of additional follow-on orders from these customers. We anticipate that our dual fuel related revenue recorded during the first quarter of fiscal 2011 will exceed the approximately $322,000 of dual fuel revenue recorded during fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders. In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

During the past three fiscal years, Green Tech Products has incurred significant operating losses and experienced negative cash flow from operations. We are currently evaluating several new types of products and marketing agreements outside the playground and parks markets that would use Green Tech Product’s patented cold-cure process and exclusive school board contract network.

We will continue to evaluate each operation on its merits and contributions and we will continue to make the correct decisions to ensure the continued viability and performance of our corporation. We also understand that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis from all operations and generate improved performance. If Green Tech Products and American Power Group are unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability with either business segment.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation, the value of equity instruments issued and percentage of completion on contracts. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2010.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation. Because we operated our tire recycling assets during only a portion of the fiscal year we have included in this report relevant information on this business segment but have classified their respective assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Cash Equivalents

Cash equivalents include short-term investments with original maturities of three months or less.

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of September 30, 2010, we have pledged $550,000 of our certificates of deposit as collateral for two loans currently outstanding. (See Note 5)

Marketable Investments

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

In accordance with ASC 820, the following table represents the fair value hierarchy for all our financial assets (investments) measured at fair value on a recurring basis as of September 30:

Description:	2010	2009
Marketable investments – Level 1	$—	$2,846,256
Marketable investments – Level 2	—	—
Marketable investments – Level 3	—	—
	$—	$2,846,256

As of September 30, 2010 we have sold all marketable investments and have included all realized gains and losses using the specific identification method in our statement of operations for the year ended September 30, 2010. As of September 30, 2009, we recorded a cumulative unrealized loss of $19,849 which is shown as a reduction to stockholders’ equity until such time as we sell the underlying investments or determine the unrealized loss to be an other-than-temporary loss, at which time we will record the loss in our statement of operations.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company maintains its bank accounts which at times such balances exceed FDIC insured limits. The Company has not experienced any losses as a result of this practice.

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

	September 30, 2010	September 30, 2009
Raw materials	$317,967	$86,132
Work in progress	11,313	448,023
Finished goods	906,255	784,994
Total inventory	$1,235,535	$1,319,149

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $177,322 and $152,291 for the fiscal years ended September 30, 2010 and 2009, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were $699,366 for the fiscal year ended September 30, 2010. There were no research and development costs in fiscal 2009.

Revenue Recognition

We have primarily two sources of revenue from each business segment. Our molded recycled rubber products operations derive revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from installations of our products are recognized when the installation is complete. Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. Revenues from fixed price and modified fixed price sales and installation contracts are recognized on the percentage of completion method based on costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions becomes known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues from product sales are recognized when the product’s installation is complete, title and risk transfer to the customer and collectability is reasonably assured. Revenues derived from maintenance and service agreements are recognized when the service has been rendered to the customer.

Shipping and Handling Fees and Costs

Shipping and handling fees and costs billed to customers and incurred by the Company are reported gross in revenues and cost of sales in the consolidated statements of operations and comprehensive income.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2010, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Additionally, the Company had no interest or penalties related to income taxes. The Company is no longer subject to U.S. federal, state or local income tax examinations by authorities for years before fiscal 2007.

Stock-Based Compensation

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $155,610 and $126,942 for the fiscal years ended September 30, 2010 and 2009 respectively. The unamortized compensation expense at September 30, 2010 was $429,713 and will be amortized over a weighted average remaining amortizable life of approximately 3 years.

The fair value of each option grant during the year ended September 30, 2010 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of 2.3%; expected volatility based on historical trading information of approximately 87% and expected term of 5 years.

The fair value of each option grant during the year ended September 30, 2009 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of 2.3%; expected volatility rates based on historical trading information of approximately 87% and expected term of 5 years.

Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the Green Tech Products acquisition in 2007 we recognized $2,289,939 of goodwill, $735,000 associated with long term contractual relationships acquired and $130,000 to acquired patents. The long term contractual relationships are being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the patents are being amortized on a straight line basis over an estimated useful life of 60 months. Amortization expense associated with contractual relationships amounted to $179,250 for the fiscal years ended September 30, 2010 and 2009 and accumulated amortization was $539,250 at September 30, 2010. Amortization expense associated with patents amounted to $21,667 and $26,766 for the fiscal years ended September 30, 2010 and 2009, respectively, and accumulated amortization was $65,000 at September 30, 2010. During the fiscal 2008 and 2009 Green Tech Products incurred significant operating losses per year has had negative cash flow from operations and stagnant revenue growth. As of September 30, 2009 management determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products was below its carrying value including goodwill and therefore recorded a non-cash impairment loss of $2,289,939 at September 30, 2009.

In conjunction with the American Power Group acquisition and license agreement (See Note 2) we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $100,000 and $16,667 for the fiscal years ended September 30, 2010 and 2009, respectively. Accumulated amortization was $116,667 at September 30, 2010.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending September 30:	Contracts	Patents	Technology	Total
2011	$229,250	$21,667	$50,000	$300,917
2012	66,500	21,667	50,000	138,167
2013	50,000	21,666	50,000	121,666
2014	50,000		50,000	100,000
2015 and thereafter	241,667	—	241,667	483,334
	$637,417	$65,000	$441,667	$1,144,084

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

Product Warranty Costs

Our recycled rubber products operations typically offer a five-year warranty for all of our tile and playground equipment. We provide for the estimated cost of product warranties for both our recycled rubber products and dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual as of:

	September 30, 2010	September 30, 2009
Warranty accrual at the beginning of the year	$79,730	$28,000
Charged to costs and expenses relating to new sales	17,042	65,456
Costs of product warranty claims	(25,939)	(13,726)
Warranty accrual at the end of year	$70,833	$79,730

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

New Accounting Pronouncements

A. ASU 2009-13, Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements –a consensus of the FASB Emerging Issues Task Force – This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or afer June 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

B. ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15,2010, and for interim periods within those fiscal years. We do not expect a material impact on our financials due to the implementation of this guidance.

C. ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denomination the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades- a consensus of the FASB Emerging Issues Task Force – This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, any entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

D. ASU 2010-17. Revenue Recognition – Milestone Method (Topic 605)- Milestone Method of Revenue Recognition – a consensus of the FASB Emerging Issues Task Force – This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies - (Continued)

E. ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses– This ASU requires companies to provide more information in their disclosures about the credit quality and risk exposures of their financing receivables and the credit reserves held against them. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosure about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. We do not expect a material impact on our financials due to the implementation of this guidance.

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

	September 30, 2010	September 30, 2009
Weighted average shares outstanding	33,310,940	31,506,385
Exercisable options and warrants	—	—
Weighted average shares, basic and diluted	33,310,940	31,506,385
Net (loss) per share – basic and diluted , continuing operations	$(0.17)	$(0.19)
Net income per share – basic and diluted, discontinued operations	$—	$0.45
Net (loss) income per share – basic and diluted	$(0.17)	$0.26

The calculation of additional exercisable options and warrants above excludes 3,962,500 and 3,902,500 options and warrants that are outstanding at September 30, 2010 and 2009 respectively, but are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

2. Acquisition of Subsidiary

Dual Fuel Technology License Agreement

On June 17, 2009, we signed an exclusive license agreement with American Power Group, Inc., an Iowa corporation, under which we acquired the exclusive worldwide right to commercialize American Power Group’s patented dual fuel alternative energy technology. American Power Group’s unique external fuel delivery enhancement system converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) diesel fuel only, depending on the circumstances. The proprietary technology seamlessly displaces up to 60% of the normal diesel fuel consumption with compressed natural gas or bio-methane and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (“OEM”) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification unlike the more expensive high-pressure alternative fuel systems in the market.

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

American Power Group, Inc.

On July 27, 2009, our wholly owned subsidiary GreenMan Alternative Energy, Inc. entered into an agreement with American Power Group for the purchase of substantially all of their operating assets, including the name American Power Group (excluding its dual fuel patent) which we believe will enhance our ability to utilize the technology license agreement described above. The consideration for the acquisition consisted of (i) approximately $850,000 in cash (financed by a local bank through short term debt), which was used by American Power Group to retire indebtedness to a bank, (ii) loans of approximately $611,000 from GreenMan to American Power Group (including the $250,000 loan described above and an additional loan of

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

2. Acquisition of Subsidiary – (Continued)

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

The acquisition was accounted for as a purchase and accordingly the results of American Power Group’s operations since the date of acquisition are included in our consolidated financial statements. The total purchase price of $2,018,000 is as follows:

Working capital acquired, net of cash and debt	$164,817
Property acquired	107,185
Seller’s note receivable	800,000
Dual fuel conversion technology acquired	500,000
Short term debt	(800,000)
Long term debt	(772,002)
Cash acquired upon purchase of business	$—

The total consideration paid exceeded the fair value of the net assets acquired by $500,000 resulting in the recognition of $500,000 of intangibles which have been allocated to the patented dual fuel conversion technology acquired. This allocation was based on our estimated cost to reproduce the technology acquired as described in the dual fuel technology license agreement. The value assigned to the purchased technology is being amortized on a straight line basis over an estimated useful life of 120 months. The assets acquired include a promissory note from the previous owners of American Power Group of $800,000 to GreenMan and bearing interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of the royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than to American Power Group. Based on the fiscal 2011 plan, we have classified $325,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. In August 2009, we changed GreenMan Alternative Energy’s name to American Power Group.

3. Discontinued Operations

Tire Recycling Operations

On September 12, 2008, we executed an Asset Purchase Agreement with Liberty Tire Services of Ohio, LLC, a wholly-owned subsidiary of Liberty Tire Services, LLC, the largest tire recycling company in the United States, for the sale of our tire recycling business, subject to shareholder approval. On November 13, 2008 our shareholders approved the sale and on November 17, 2008 we completed the divestiture of substantially all of the assets of our GreenMan Technologies of Minnesota, Inc. and GreenMan Technologies of Iowa, Inc. subsidiaries, which had operated our tire recycling business, for approximately $27.9 million in cash. We recognized a gain on sale of approximately $13.8 million, net of estimated taxes of approximately $6.1 million which is included in gain on sale of discontinued operations during the year ended September 30, 2009.

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

In March 2004, our Minnesota subsidiary leased back their property from a company co-owned by a former employee under a twelve-year lease. The building lease was classified as a capital lease with a value of $1,036,000 and the portion allocated to the land had been treated as an operating lease. In conjunction with the sale of our Minnesota tire recycling operations, we terminated this long term land and building lease agreement and realized a gain on termination of the lease of $124,627 which is included in income from discontinued operations for the fiscal year ended September 30, 2009. In addition, included in income from discontinued operations for the year ended September 30, 2009 is the remaining unamortized gain of $265,570 associated with a 2004 sale lease back transaction associated with this property. Previously, we had been amortizing a gain of $437,337 as income ratably over the term of the lease.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

3. Discontinued Operations– (Continued)

During the year ended September 30, 2010 we recorded income from discontinued operations of $148,569 associated with a net refund of income taxes previously paid.

Net sales and income from discontinued tire recycling operations were as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2010	2009
Net sales from discontinued operations	$—	$3,441,713
Income from discontinued operations	148,569	14,082,199

Due to the magnitude of the continuing operating losses incurred by our GreenMan Technologies of Georgia, Inc. subsidiary our Board of Directors determined it to be in the best interest of our company to discontinue all Georgia operations and completed the divestiture of its operating assets during fiscal 2006. During the fiscal year ended September 30, 2009, we recognized net income from Georgia discontinued operations of approximately $38,000 including income of approximately $161,000 associated with the completion of a March 2008 settlement agreement with a former Georgia vendor and an expense of $106,564 associated with an April 2009 settlement agreement, including legal fees with a former Georgia vendor .

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2010	September 30, 2009	Estimated Useful Lives
Land	$175,000	$175,000	—
Buildings and improvements	285,000	285,000	10-20 years
Machinery and equipment	1,733,285	1,746,559	5-10 years
Furniture and fixtures	20,118	59,954	3-5 years
	2,213,403	2,266,513
Less accumulated depreciation	(1,238,576)	(1,394,155)
Property, plant and equipment, net	$974,827	$872,358

5. Contracts in Progress

Contracts in progress consisted of the following:

	2010	2009
Costs incurred on uncompleted contracts	$57,368	$—
Estimated earnings on contracts in progress	17,751	—
	75,119	—
Less billings on contracts in progress	99,569	—
	$24,450	$—

6. Credit Facility/Notes Payable

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

On July 27, 2009 we executed a $799,110 secured term note due February 1, 2010 with Iowa State Bank, Algona, Iowa in conjunction with the American Power Group acquisition. The note bears interest at 6% and is secured by an $800,000 certificate of deposit which was initially set to mature on February 1, 2010. On December 17, 2009 we extended the maturity of both the note and certificate of deposit to September 30, 2010.

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit (the “Credit Facility”) with Iowa State Bank and which expires on December 1, 2011 and bears interest on any outstanding amounts at the rate of 7% per year. The Company used $799,110 of the proceeds to repay the $799,110 secured note with Iowa State Bank. The maximum amount American Power Group may borrow from time to time under the Credit Facility is the lesser of (i) $800,000, until such time as the Company raises additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

6. Credit Facility/Notes Payable- (Continued)

American Power Group’s obligations under the Credit Facility are secured by the grant of a first priority security interest in all of American Power Group’s assets. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return the Company has guaranteed all obligations, and has secured that guarantee by (i) granting to the Lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the Lender, as additional collateral, 2,000,000 shares of the Company’s common stock. Such shares of common stock will be returned to the Company, without consideration, at such time as all obligations under the Credit Facility have been satisfied and the Lender has no further obligations to make advances under the Credit Facility.

During the period of July through September 2009, we executed several additional secured term notes with Iowa State Bank aggregating approximately $94,000. The notes which are payable in 60 monthly installments ranging from $305 to $603 including interest at rates ranging from 6.39% to 7.7% and are secured by certain purchased equipment.

During fiscal 2010, we executed several additional secured term notes with Iowa State Bank aggregating approximately $101,000. The notes which are payable in 60 monthly installments ranging from $662 to $1,860 including interest at rates ranging from 7% to 7.7% and are secured by certain purchased equipment.

Notes payable consists of the following at:	September 30, 2010	September 30, 2009
Term note payable, Great Western Bank, secured by certain receivables of Green Tech Products, due in annual payments of $200,626 plus interest at 8% with remaining principal due July 2011	$51,974	$250,303
Term note payable, Great Western Bank, secured by certain equipment of Green Tech Products and a $250,000 certificate of deposit, due in monthly installments of $4,735 including interest at 8% with remaining principal due July 2011	185,532	231,587
Term note payable, William Welch, secured by all real estate of Welch Products, due in monthly installments of $1,927 plus interest at 7.1% and due December 2026	222,477	229,519
Term note payable, Iowa State Bank, secured by an $300,000 certificate of deposit and 2 million shares of common stock, with interest paid monthly at 6% and principal due December 1, 2011	799,110	799,110
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 5.69% to 7.7% and requiring monthly payments from $305 to $1,860 and with due dates ranging from July 2011 to March 2015	174,472	93,046
Other term notes payable and assessments, secured by various equipment with interest rates ranging from 6% to 13.2% and requiring monthly installments from $639 to $13,544 and due January 1, 2011	40,185	15,318
	1,473,750	1,618,883
Less current portion	(337,961)	(1,134,130)
Notes payable, non-current portion	$1,135,789	$484,753

The following is a summary of maturities of carrying values of all notes payable at September 30, 2010:

Years Ending September 30,
2011	$337,961
2012	844,382
2013	48,496
2014	46,662
2015	18,334
2016 and thereafter	177,915
$1,473,750

7. Notes Payable –Related Party

Note Payable-Related Party

Prior to the July 2009 acquisition of substantially all of American Power Group assets, a former officer of theirs loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175. As of September 30, 2010 and 2009 the remaining balance due was $44,593 and $93,400, respectively.

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of September 30, 2010, we had issued $323,500 of notes and issued 161,750 shares of common stock in aggregate to a director and officer of the Company and recorded deferred financing costs of $72,788 in connection with the issuance of the shares. The deferred financing costs will be amortized

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

7. Notes Payable –Related Party – (Continued)

over the life of the notes. Amortization of deferred financing costs was $5,568 during the year ended September 30, 2010. The unamortized deferred financing costs at September 30, 2010 were $67,220. On October 8, 2010 we issued $250,000 in notes and issued 150,000 shares of common stock, including 25,000 shares issued as a placement fee.

Total interest expense for related party notes amounted to $6,170 and $10,342, for the fiscal years ended September 30, 2010 and 2009, respectively.

8. Commitments and Contingencies

Employment Agreements

We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.

Related Party Consulting Agreement

On November 18, 2008, we entered into a four-month (extended in March 2009 on a month-to-month basis) consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our Compensation committee. The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine.

Rental Agreements

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, the site of our former corporate headquarters, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2010 and 2009, total rental expense in connection with this real estate lease amounted to $15,000 per year, respectively. Our dual fuel subsidiary rents office and warehousing space under a tenant at will basis. For the years ended September 30, 2010 and 2009, total rental expense in connection with real estate amounted to $74,949 and $12,282, respectively. On October 1, 2010, our dual fuel subsidiary signed a one-year lease with a related party for additional office and warehouse space at an annual rental of $106,968. Our molded rubber products subsidiary rents warehousing space on a tenant at will basis. For the years ended September 30, 2010 and 2009, total rental expense in connection with real estate amounted to $54,352 and $68,406, respectively.

Lease Settlement Obligations

In February 2006, we amended our Georgia capital lease agreement to obtain the right to terminate the original lease, which had a remaining term of approximately 15 years, by providing the landlord with six months notice. In the event of termination, we will be obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new tenant takes over; or (3) three years from the date on which we vacate the property. As a result we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. During fiscal 2010 and 2009, we had rental income of $86,057 and $102,625, respectively, associated with the Georgia property and rental expense of $309,720 and $289,791, respectively. In addition, on August 28, 2006 we received notice from the Georgia landlord indicating that the Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default in return for a $75,000 fee to be paid upon termination of the lease and required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 2001 guaranty agreement. During fiscal 2009, we paid the $75,000 of accrued fees at the landlord’s request.

Litigation

As noted in Note 3, we discontinued all Georgia operations and completed the divestiture of its operating assets during fiscal 2006. During fiscal 2008, a former vendor of our Georgia subsidiary secured a summary judgment for approximately $890,000 against GreenMan Technologies, Inc. for past due amounts. Management determined it to be in our best interests to reach settlement on this judgment rather than to attempt to appeal the judgment. On March 28, 2008, we agreed to a cash settlement of $450,000 with $100,000 paid upon signing the settlement agreement and nine additional monthly payments of $38,889 commencing on April 30, 2008. In January, 2009, after receipt of the final payment, the plaintiff marked the judgment satisfied with the appropriate courts, at which time we recorded a gain on settlement of approximately $161,000 relating to amounts accrued for but forgiven which are included in income from discontinued operations for fiscal year ended September 30, 2009. On April 15, 2009, we settled the only remaining Georgia legal action involving GreenMan, executing a settlement and general release agreement with the plaintiff in return for a payment of $100,000, which is included in the loss from discontinued operations for the fiscal year ended September 30, 2009.

In April 2009, a complaint was filed in the United States District Court for the Middle District of Georgia against MART Management, Inc., GreenMan and Tires Into Recycled Energy & Supplies, Inc. (“TIRES”), following a death of an individual employed by TIRES resulting from a fire at a tire recycling facility in Georgia in 2007. MART Management, Inc. was the owner of the premises at the time of the incident and leased the property to us. We, in turn, had subleased the property to TIRES. Pursuant to the terms of our lease agreement, we have agreed to indemnify MART against such claims. While we believe we and MART had valid defenses to these claims, management determined it to be in our collective best interests to settle the claim and in September 2010 we executed a settlement and general release agreement with the plaintiff in return for a payment of $10,000.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9. Stockholders’ Equity

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

During June and July 2009, the Board of Directors approved the issuance of 275,000 shares of unregistered common stock, in aggregate, as restricted stock awards to our directors and management in recognition of past services and as future incentive and recorded a $84,750 expense (the assigned fair value based on the closing bid price plus the anticipated income tax affect) associated with the issuance of such shares during the fiscal year ended September 30, 2009. All recipients have agreed to hold the shares for a minimum of 18 months after issuance.

In March 2010, a director exercised options to purchase 36,000 shares of common stock at prices ranging from $.33 to $.40 per share.

On September 2, 2010, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to a new director as future incentive and recorded a $12,500 expense (the assigned fair value based on the closing bid price) associated with the issuance of these shares during the fiscal year ended September 30, 2010.

On September 17, 2010, the Board of Directors approved the issuance of 161,750 shares of unregistered common stock in conjunction with a debt offering to a director and officer and recorded a deferred financing expense of $72,788 (the assigned fair value based on the closing bid price). (See Note 5).

1993 Stock Option Plan

The 1993 Stock Option Plan was established to provide stock options to our employees, officers, directors and consultants. On March 29, 2001, our stockholders approved an increase to the number of shares authorized under the Plan to 3,000,000. This plan expired in June 2004 as it relates to new grants.

Stock options and activity under the Plan is summarized as follows:

	Year Ended September 30, 2010		Year Ended September 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	72,500	$.83	594,462	$.62
Granted	—	—	—	—
Forfeited or expired	—	—	(521,962)	.60
Exercised	—	—	—	—
Outstanding at end of period	72,500	.83	72,500	.83
Exercisable at end of period	72,500	.83	72,500	.83
Reserved for future grants at end of period	—		—
Aggregate intrinsic value of exercisable options	$3,000		$8,000
Weighted average fair value of options granted during the period		$—		$—

Information pertaining to options outstanding under the plan at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ .40	50,000	.25 years	$ .40	50,000	25 years	$ .40
$ 1.80	22,500	1.92 years	1.80	22,500	1.92 years	1.80
	72,500	.77 years	$ .83	72,500	.77 years	$ .83

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9. Stockholders’ Equity - (Continued)

2005 Stock Option Plans

On March 18, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. In March 2010, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 3,500,000 to 6,000,000 shares.

In November 2008, we granted options to our directors and management to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $.33 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vest equally over a five-year period from the date of grant. The fair value of the options at the date of grant in aggregate was $136,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

In June 2009, we granted options to our directors and management to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $.23 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vest equally over a five-year period from the date of grant with the exception of an option to purchase 100,000 shares granted to our Chief Executive Officer which are immediately exercisable pursuant to the terms of his employment agreement. The fair value of the options at the date of grant in aggregate was $110,754 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

In July 2009, we granted options to a director and several employees to purchase an aggregate of 750,000 shares of our common stock at an exercise price ranging from $.28 to $.32 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vest equally over a five-year period from the date of grant. The fair value of the options at the date of grant in aggregate was approximately $146,000 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

During fiscal 2010, we granted options to a director and several employees to purchase an aggregate of 425,000 shares of our common stock at an exercise prices ranging from $.31 to $.50 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vest equally over a five-year period from the date of grant. The fair value of the options at the date of grant in aggregate was $106,254 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates ranging from 1.4% to 2.3%; expected volatility based on historical trading information ranging from 84% to 87% and expected term of 5 years.

	Year Ended September 30, 2010		Year Ended September 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	3,352,000	$.30	2,532,000	$.34
Granted	425,000	.37	2,050,000	.28
Forfeited or expired	(50,000)	.28	(1,230,000)	.34
Exercised	(34,000)	.34	—	—
Outstanding at end of period	3,693,000	.31	3,352,000	.30
Exercisable at end of period	1,404,600	.32	923,200	.32
Reserved for future grants	2,273,000		148,000
Aggregate intrinsic value of exercisable options	$203,710		$218,800
Aggregate intrinsic value of all options	$563,960		$859,800
Weighted average fair value of options granted during the period		$.25		$.19

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9. Stockholders’ Equity - (Continued)

Information pertaining to options outstanding under the plan at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ .23 - .55	3,693,000	7.8 years	$ .31	1,404,600	6.9 years	$ .32

The following table summarizes activity related to non-vested options:

	Year Ended September 30, 2010
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of period	2,428,600	$ .21
Granted	425,000.25
Forfeited, expired	(50,000)	.28
Exercised	(34,000)	.34
Vested	(481,200)	.23
Non-vested at end of period	2,288,400.21

Non -Employee Director Stock Option Plan

Under the terms of our 1996 Non-Employee Director Stock Option Plan, on a non-employee director’s initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of our common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of our common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.

As of September 30, 2010, options to purchase 22,000 shares of our common stock are outstanding and exercisable at prices ranging from $0.51 to $1.95. During the fiscal year ended September 30, 2010, options to purchase 2,000 shares of stock at a price of $.38 were exercised and options to purchase 4,000 shares of stock expired unexercised. At September 30, 2010, options outstanding had a weighted average exercise price of $1.26 per share and a weighted average contractual life of 2.5 years.

Warrants and Other Stock Options

On March 24, 2009 we purchased and retired warrants to purchase 4,811,905 shares of common stock at an exercise price of $.01 per share held by our former secured lender, Laurus Master Fund, Ltd for $700,000, or approximately $0.145 per share.

Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended September 30, 2010		Year Ended September 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	450,000	$.53	6,535,902	$.44
Granted	—	—	—	—
Forfeited, expired, repurchased	(275,000)	.51	(6,085,902)	.25
Exercised	—	—	—	—
Outstanding at end of period	175,000	.56	450,000	.53
Exercisable at end of period	175,000	.56	450 000	.53
Aggregate intrinsic value of exercisable options/warrants	$9,000		$29,500
Aggregate intrinsic value of all options/warrants	$9,000		$29,500
Weighted average fair value of options granted during the period		$—		$—

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9. Stockholders’ Equity - (Continued)

	Warrants/Options Outstanding			Warrants/Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ 0.4 - $1.51	175,000	1.71 years	$ .56	175,000	1.71 years	$ .56

Common Stock Reserved

We have reserved common stock at September 30, 2010 as follows:

Stock option plans	3,765,500
Other stock options	47,000
Other warrants	150,000
3,962,500

10. Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2010 and 2009, respectively.

11. Segment Information

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

The molded recycled rubber products operation specializes in the designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber and providing innovative playground design, equipment and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility.

Our dual fuel conversion operations provide a unique external fuel delivery enhancement system which converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) diesel fuel only depending on the circumstances.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following tables provide total assets and purchases of property and equipment for our operating segments as of:

Total assets:	September 30, 2010	September 30, 2009
Molded recycled rubber products	$2,539,135	$3,117,492
Dual fuel conversion	2,820,743	2,872,031
Corporate and other	1,567,762	6,652,604
Total assets	$6,927,640	$12,642,127

Purchase of property and equipment:
Molded recycled rubber products	$41,883	$98,885
Dual fuel conversion	267,499	245,922
Corporate and other	—	5,335
Total purchase of property and equipment	$309,382	$350,142

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

11. Segment Information – (Continued)

The following tables provide net sales, certain expenses and income from operations for our operating segments:

	Fiscal Year Ended
	September 30,	September 30,
	2010	2009
Net sales:
Molded recycled rubber products	$2,241,891	$3,227,633
Dual fuel conversion	332,533	—
Corporate and other	—	—
Total net sales	$2,574,514	$3,227,633

There were no sales between the segments during the fiscal years ended September 30, 2010 and 2009.

	Fiscal Year Ended
	September 30,	September 30,
	2010	2009
Depreciation:
Molded recycled rubber products	$66,071	$77,523
Dual fuel conversion	135,952	7,152
Corporate and other	4,890	445
Total net sales	$206,913	$85,120

Interest Expense:
Molded recycled rubber products	$45,942	$68,786
Dual fuel conversion	66,791	16,347
Corporate and other	7,078	27,447
Total net sales	$119,811	$112,580

Amortization:
Molded recycled rubber products	$200,917	$206,017
Dual fuel conversion	100,000	16,665
Corporate and other	—	890
Total net sales	$300,917	$223,572

Loss from continuing operations:
Molded recycled rubber products	$(856,890)	$(3,208,109)
Dual fuel conversion	(3,054,587)	(479,893)
Corporate and other	(1,878,922)	(2,404,882)
Total loss from continuing operations	$(5,790,399)	$(6,092,884)

12. Major Customers

During the fiscal year ended September 30, 2010 there was one molded products customer who accounted for 12% of consolidated net sales. During the fiscal year ended September 30, 2009 there was one molded products customer who accounted for 14% of consolidated net sales.

13. Fair Value of Financial Instruments

At September 30, 2010 and 2009, our financial instruments consisted of marketable investments, accounts receivable, accounts payable and notes payable to banks and others. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

14. Income Taxes

The provision (benefit) for income taxes was comprised of the following amounts for the years ended:

	September 30,	September 30,
	2010	2009
Current:
Federal	$(36,000)	$330,000
State	(113,000)	490,000
	(149,000)	820,000
Deferred:
Federal	—	$4,280,000
State	—	1,020,000
	—	5,300,000
Change in valuation reserve	—	—
Total provision (benefit) for income taxes included in discontinued operations	$(149,000)	$6,120,000

Historically we have provided a valuation reserve equal to 100% of our potential deferred tax benefit due to the uncertainity of our ability to realize the anticipated benefit given our historical losses. As a result of the estimated gain to be realized in fiscal 2009 from the sale of the tire recycling operations and anticipated overall Company results for fiscal 2009, we expected to be able to realize the benefit of a portion of our federal net operating loss carry-forwards. Based on actual results for the year ended September 30, 2009, we recognized total income tax expense of $6,120,000.

The difference between the statutory federal income tax rate of 34% and the effective rate is primarily due to net operating losses incurred by us and the provision of a valuation reserve against the related deferred tax assets.

The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2010	2009
Net operating loss carry forwards	$6,425,712	$4,790,948
Differences in fixed asset basis	(78,735)	(87,684)
Alternative Minimum Tax amounts	331,630	353,805
Other, net	786,307	108,058
	7,464,914	5,165,127
Valuation reserve	(7,464,914)	(5,165,127)
Net deferred tax asset	$—	$—

The following differenced between the U.S. federal statutory income tax rate and our effective tax are:

	September 30, 2010	September 30, 2009
Statutory U.S. tax rate	34%	35%
State taxes, net of federal benefit	2.0%	0.8%
Impairment of goodwill	--	5.7%
Amortization	1.3%	0.6%
All others, net	1.9%	1.3%
U.S. business credits	(0.5%)	(2.5%)
Valuation allowance	(36.1%)	2.5%
Effective tax rate	2.6%	43.4%

As of September 30, 2010, we had net operating loss carry forwards of approximately $18.9 million. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2011 and 2013, respectively. In addition, we have Federal tax credit carry forwards of approximately $47,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards may be subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	January 13, 2011
Maurice E. Needham
/s/ Lyle Jensen	Chief Executive Officer, President	January 13, 2011
Lyle Jensen	and Director
/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 13, 2011
/s/ Lew F. Boyd	Director	January 13, 2011
Lew F. Boyd
/s/ Dr. Allen Kahn	Director	January 13, 2011
Dr. Allen Kahn
/s/ Kevin Tierney, Sr.	Director	January 13, 2011
Kevin Tierney, Sr.

/s/ Thomas Galvin	Director	January 13, 2011
Thomas Galvin
53