Form 10-K/A
period 2010-09-30
GREENMAN TECHNOLOGIES INC
filed 2011-01-20
CIK 932699

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

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

1

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

2

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, originally filed on January 13, 2011 (the “Original Annual Report”). We are filing this Amendment for the sole purpose of restating Item 12 in its entirety to include information inadvertently omitted from the Original Annual Report. Except as noted, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (3)	4,694,250	14.07%
Maury Needham (4)	1,675,839	4.99%
Lyle Jensen (5)	1,593,522	4.67%
Charles E. Coppa (6)	746,028	2.22%
Lew F. Boyd (7)	417,678	1.25%
Kevin Tierney, Sr. (8)	39,000	*
Thomas Galvin	25,000	*
All officers and directors as a group (7 persons)	9,191,317	26.35%

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

(8) Includes 10,000 shares of common stock issuable pursuant to immediately exercisable stock options

3

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) The following exhibits are filed with this report:

Exhibit No.		Description
31.1	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

4

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	January 19, 2011
Maurice E. Needham
/s/ Lyle Jensen	Chief Executive Officer, President	January 19, 2011
Lyle Jensen	and Director
/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 19, 2011
/s/ Lew F. Boyd	Director	January 19, 2011
Lew F. Boyd
/s/ Dr. Allen Kahn	Director	January 19, 2011
Dr. Allen Kahn
/s/ Kevin Tierney, Sr.	Director	January 19, 2011
Kevin Tierney, Sr.
/s/ Thomas Galvin	Director	January 19, 2011
Thomas Galvin

5