Form 10-Q
period 2010-12-31
GREENMAN TECHNOLOGIES INC
filed 2011-02-14
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 1-13776

GreenMan Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Kimball Lane, Lynnfield MA	01940
(Address of principal executive offices)	(Zip Code)

(781) 224-2411
(Registrant’s telephone number, including area code)

205 South Garfield, Carlisle, Iowa 50047
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

Yes ❑ No ☒

As of February 14, 2011, there were 35,558,727 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$263,612	$293,550
Certificates of deposit	—	500,000
Certificates of deposit, restricted	557,500	257,500
Accounts receivable, trade, less allowance for doubtful accounts of $2,373 and $301 as of December 31, 2010 and September 30, 2010	488,349	733,149
Inventory	1,046,471	1,235,535
Costs in excess of billings	59,543	—
Seller’s note, related party, current portion	180,000	325,000
Prepaid expenses	233,718	240,894
Other current assets	127,687	218,267
Total current assets	2,956,880	3,803,895
Property, plant and equipment, net	966,085	974,827
Other assets:
Certificates of deposit, restricted	—	300,000
Long term contracts, net	580,102	637,417
Seller’s note, related party, non-current	620,000	475,000
Purchased technology, net	429,166	441,667
Patents, net	59,585	65,000
Other	227,092	229,834
Total other assets	1,915,945	2,148,918
	$5,838,910	$6,927,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$918,431	$917,662
Accrued expenses	825,141	1,051,231
Billings in excess of cost	48,792	24,450
Notes payable, current	1,413,726	337,961
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	435,565	368,093
Total current liabilities	3,710,173	2,767,915
Notes payable, non-current	325,686	1,135,789
Obligations due under lease settlement, non-current	505,540	505,540
Convertible notes payable	126,154	—
Total liabilities	4,667,553	4,409,244

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 35,450,060 shares and 33,300,060 issued and outstanding at December 31, 2010 and September 30, 2010	354,501	333,001
Additional paid-in capital	39,226,730	39,090,313
Common shares held as collateral	(20,000)	—
Accumulated deficit	(38,389,874)	(36,904,918)
Total stockholders’ equity	1,171,357	2,518,396
	$5,838,910	$6,927,640

See accompanying notes to unaudited condensed interim consolidated financial statements

GreenMan Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Net sales	$791,759	$439,856
Cost of sales	814,174	694,176
Gross loss	(22,415)	(254,320)
Operating expenses:
Selling, general and administrative	1,143,069	1,191,572
Research and development	189,967	78,359
	1,333,036	1,269,931
Operating loss	(1,355,451)	(1,524,251)
Other income (expense):
Interest income	14,233	28,270
Interest and financing expense	(110,927)	(15,201)
Other, net	(32,811)	(82,768)
Other expense, net	(129,505)	(69,699)
Net loss	$(1,484,956)	$(1,593,950)
Other comprehensive loss:
Unrealized loss on marketable investments	—	(11,289)
Comprehensive loss	$(1,484,956)	$(1,605,239)

Net loss per share – basic	$(0.04)	$(0.05)
Net loss per share – diluted	$(0.04)	$(0.05)
Weighted average shares outstanding - basic and diluted	33,438,647	33,077,310

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2010

(Unaudited)

			Additional	Common Shares
	Common Stock		Paid In	Held As	Accumulated
	Share	Amount	Capital	Collateral	Deficit	Total
Balance, September 30, 2010	33,300,060	$333,001	$39,090,313		$(36,904,918)	$2,518,396
Compensation expense associated with stock options	—	—	71,097		—	71,097
Common stock issued with promissory notes	150,000	1,500	63,000		—	64,500
Common stock issued as additional collateral	2,000,000	20,000	—	(20,000)	—	—
Value of warrants issued for financing	—	—	2,320		—	2,320
Net loss for three months ended December 31, 2010	—	—	—		(1,484,956)	(1,484,956)
Balance, December 31, 2010	35,450,060	$354,501	$39,226,730	(20,000)	$(38,389,874)	$1,171,357

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,484,956)	$(1,593,950)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	49,360	36,491
Deferred financing costs	50,882	—
Stock compensation expense	71,097	36,142
Amortization of patents	5,415	5,417
Amortization of long term contracts	57,315	57,313
Amortization of purchased technology	12,501	12,501
(Increase) decrease in assets:
Accounts receivable	244,800	696,702
Inventory	189,064	(41,365)
Costs in excess of billings	(59,543)	—
Prepaid and other current assets	97,756	270,296
Other assets	(64,478)	(14,242)
(Decrease) increase in liabilities:
Accounts payable	769	(373,676)
Billings in excess of costs	24,342	—
Accrued expenses	(226,090)	(472,029)
Net cash used in operating activities	(1,031,766)	(1,380,400)
Cash flows from investing activities:
Purchase of property and equipment	(40,618)	(100,135)
Maturity of certificates of deposit	500,000	750,000
Proceeds from marketable investments	—	39,605
Net cash provided by investing activities	459,382	689,470
Cash flows from financing activities:
Proceeds from notes payable	350,000	33,847
Proceeds from convertible notes payable	145,000	—
Proceeds from notes payable, related party	110,000	—
Repayment of notes payable	(50,654)	(27,590)
Repayment of notes payable, related party	(11,900)	(14,242)
Net cash provided by (used in) financing activities	542,446	(7,985)
Net decrease in cash and cash equivalents	(29,938)	(698,915)
Cash and cash equivalents at beginning of year	293,550	1,760,988
Cash and cash equivalents at end of period	$263,612	$1,062,073
Supplemental cash flow information:
Unrealized loss on marketable investments	$—	$11,289
Shares issued as additional collateral	20,000	—
Interest paid	41,027	23,723
Taxes paid	—	710,492

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

As of December 31, 2010, we had $821,112 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $753,293. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past two fiscal years since divesting our tire recycling business. We understand that our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitability on a sustained basis for all operations. The financial statements have been prepared assuming we will continue as a going concern.

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

A. Bank Refinancing/Alternative Financing

Iowa State Bank Credit Facility

Based on our December 31, 2010 results and traditional credit facility advance rates of 70% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $866,000 of available liquidity through a traditional credit facility.

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit facility with Iowa State Bank, which expires on December 1, 2011 (See Note 11). We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations, Risks, and Uncertainties – (Continued)

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of December 31, 2010, we had issued $573,500 of notes which are due in March 2011 and April 2011 with $250,000 issued during October 2010. In conjunction with the offering we issued 311,750 unregistered shares of common stock including 161,750 shares of common stock in aggregate to a director and officer of the Company and 25,000 shares issued as a placement fee to third parties in October 2010. In December 2010, the director and officer also loaned us $110,000 in aggregate and were repaid in January 2011, including interest of $1,100.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after 6 months, into shares of common stock at a conversion price equal to 85% of the closing price of our common stock on the day the notes are issued. As of February 14, 2011 we had issued $370,000 of convertible notes.

Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets to provide strategic financial advice in the areas of capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

B. Operating Performance Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $4.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of January 2011, we have announced over $1.2 million of orders from four customers with the potential for over $1.5 million of additional follow-on orders from these customers. We anticipate that our dual fuel related revenue recorded during the second quarter of fiscal 2011 will exceed the approximately $360,000 of dual fuel revenue recorded during the quarter ended December 31, 2010 as well as the approximate $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders. In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

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

The balance sheet at December 31, 2010 has been derived from the audited financial statements at September 30, 2010. The accompanying interim financial statements are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2010 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2010 and the operating results for the interim periods ended December 31, 2010 and 2009, have been included.

3.     Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2010 and September 30, 2010, we pledged $557,500 of our certificates of deposit as collateral for two loans currently outstanding.

4.     Receivables

Accounts Receivables

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

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets including the name American Power Group (excluding its dual fuel patent) we acquired include a promissory note from the previous owners of American Power Group of $800,000 to GreenMan. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than to American Power Group. Based on the revised fiscal 2011 plan, we have classified $180,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013; provided, however, that we consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Net Loss Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2010 and 2009, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive. In addition, the common shares issued as additional collateral are excluded from both these calculations due to the restrictive nature of the agreement and shares (see Note 11).

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

6.     Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Patents	Technology	Total
2011	$188,936	$21,667	$50,000	$260,603
2012	62,000	21,667	50,000	133,667
2013	50,000	16,251	50,000	116,251
2014	50,000		50,000	100,000
2015 and thereafter	229,166	—	229,166	458,332
	$580,102	$59,585	$429,166	$1,068,853

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

	December 31, 2010	September 30, 2010
Raw materials	$255,771	$317,967
Work in progress	2,748	11,313
Finished goods	787,952	906,255
Total inventory	$1,046,471	$1,235,535

8.     Contracts in Progress

Contracts in progress consisted of the following:

	December 31, 2010	September 30, 2010
Costs incurred on uncompleted contracts	$409,327	$57,368
Estimated earnings on contracts in progress	116,266	17,751
	525,593	75,119
Less billings on contracts in progress	514,842	99,569
	$10,751	$(24,450)

Costs and estimated earnings in excess of billings	$59,543	$—
Billings in excess of costs and estimated earnings	48,792	(24,450)
	$10,751	$(24,450)

9.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2009	September 30, 2010	Estimated Useful Lives
Land	$175,000	$175,000	—
Buildings and improvements	285,000	285,000	10 - 20 years
Machinery and equipment	1,773,904	1,733,285	5 - 10 years
Furniture and fixtures	20,118	20,118	3 - 5 years
	2,254,022	2,213,403
Less accumulated depreciation	(1,287,937)	(1,238,576)
Property, plant and equipment, net	$966,085	$974,827

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

10.     Product Warranty Costs

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

The following table provides the detail of the change in our product warranty accrual as of:

	December 31, 2010	September 30, 2010
Warranty accrual at the beginning of the year	$70,833	$79,730
Charged to costs and expenses relating to new sales	2,103	17,042
Costs of product warranty claims	(3,234)	(25,939)
Warranty accrual at the end of year	$69,702	$70,833

11.     Notes Payable/Credit Facilities

Credit Facilities

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011 and bears interest on any outstanding amounts at the rate of 7% per year. The Company used $799,110 of the proceeds to repay the $799,110 secured note with Iowa State Bank. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as the Company raises additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable. As of December 31, 2010, we have $899,110 outstanding under the credit facility.

American Power Group’s obligations under the Credit Facility are secured by the grant of a first priority security interest in all of American Power Group’s assets. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return the Company has guaranteed all obligations, and has secured that guarantee by (i) granting to the Lender a security interest in the $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the Lender, as additional collateral, 2,000,000 shares of the Company’s unregistered common stock. The shares, which cannot be sold unless we are in default, have been valued at $20,000 at November 9, 2010 representing their par value and treated as a contra equity amount on our balance sheet at December 31, 2010. Such shares of common stock have no voting or dividend rights will be returned to the Company, without consideration, at such time as all obligations under the Credit Facility have been satisfied and the Lender has no further obligations to make advances under the Credit Facility

Related Party Notes

Prior to the July 2009 acquisition of substantially all of American Power Group assets, a former officer of American Power Group loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175. As of December 31, 2010 the remaining balance due was $32,693.

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of December 31, 2010, we had issued $573,500 of notes which are due in March 2011 and April 2011 with $250,000 issued during October 2010. In conjunction with the offering we issued 311,750 unregistered shares of common stock including 161,750 shares of common stock in aggregate to a director and officer of the Company and 25,000 shares issued as a placement fee to third parties in October 2010 and recorded deferred financing costs of $137,288 in connection with the issuance of the shares. The deferred financing costs will be amortized over the life of the notes. Amortization of deferred financing costs was $67,406 during the three months ended December 31, 2010. The unamortized deferred financing costs at December 31, 2010 was $64,312.

In December 2010, the director and officer also loaned us $110,000 in aggregate and were repaid in January 2011, including interest of $1,100.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

11.     Notes Payable/Credit Facilities – (Continued)

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after 6 months, into shares of common stock at a conversion price equal to 85% of the closing price of our common stock on the day the notes are issued. As of December 31, 2010, we issued $145,000 of convertible notes and recorded deferred financing costs of $19,220, including $2,320 associated the issuance of placement agent warrants to purchase 12,000 shares of our common stock at an exercise price of $.61 per share. The warrants are immediately exercisable and have a term of 2 years from the date of grant. As of December 31, 2010, the notes were convertible into 288,909 shares of common stock which had a fair value of $158,900 based on the close price of our stock on that date. As of February 14, 2010, we issued an additional $225,000 of convertible notes.

12.     Stockholders’ Equity

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $71,097 and $36,142 for the three months ended December 31, 2010 and 2009 respectively. The unamortized compensation expense at December 31, 2010 was $404,886 and will be amortized over a weighted average remaining amortizable life of approximately 3 years.

During the three months ended December 31, 2010, we granted options to several directors, management and a consultant to purchase an aggregate of 200,000 shares of our common stock at exercise prices ranging from $.41 to $.45 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term with 100,000 vesting immediately and 100,000 vesting over a 3 year period from date of grant. The fair value of the options at the date of grant in aggregate was $46,271, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 81% and expected term of 3 years. There were no options granted during the three months ended December 31, 2009.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

14.     Segment Information – (Continued)

Our dual fuel conversion operations provide a unique external fuel delivery enhancement system which converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) which are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other in its management of segment reporting.

The following tables provide total assets and purchases of property and equipment for our operating segments as of:

Total Assets:	December 31, 2010	September 30, 2010
Molded recycled rubber products	$1,865,969	$2,539,135
Dual fuel conversion	2,943,925	2,820,743
Corporate and other	1,029,016	1,567,762
Total Assets	$5,838,910	$6,927,640

The following tables provide net sales, certain expenses and income from operations for our operating segments:

	Quarter Ended
	December 31,	December 31,
	2010	2009
Net sales:
Molded recycled rubber products	$431,557	$374,744
Dual fuel conversion	360,202	65,112
Corporate and other	—	—
Total net sales	$791,759	$439,856

There were no sales between the segments during the fiscal years ended December 31, 2010 and 2009.

	Quarter Ended
	December 31,	December 31,
	2010	2009
Loss from continuing operations:
Molded recycled rubber products	$(312,078)	$(258,368)
Dual fuel conversion	(584,327)	(775,861)
Corporate and other	(588,551)	(559,721)
Total loss from continuing operations	$(1,484,956)	$(1,593,950)

15.     Subsequent events

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties, seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims, and we will be contesting the matter vigorously. If, however, the plaintiff is ultimately successful in winning damages in excess of any insurance coverage that may be available to us, it could have a material adverse effect on our business and financial condition.

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

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2010.

Results of Operations

Three Months ended December 31, 2010 Compared to the Three Months ended December 31, 2009

Net sales from continuing operations for the three months ended December 31, 2010 increased $351,903 or 80% to $791,759 as compared to net sales of $439,856 for the three months ended December 31, 2009. The increase is primarily attributable to increased revenue associated with our dual fuel subsidiary during the three months ended December 31, 2010 and a $56,813 increase in our molded products subsidiary.

During the three months ended December 31, 2010, we incurred a negative gross profit of $22,415 as compared to a negative gross profit of $254,320 for the three months ended December 31, 2009. The reduction in the negative gross profit was primarily attributable to a $295,090 increase in dual fuel related revenue as compared to only $65,112 of revenue during the three months ended December 31, 2009. Due to lower playground tile production during the three months ended December 31, 2009 we were unable to fully absorb all manufacturing overhead costs which contributed to the negative gross profit during the quarter.

Selling, general and administrative expenses for the three months ended December 31, 2010 decreased $48,503 to $1,143,069 as compared to $1,191,572 for the three months ended December 31, 2009. The decrease was primarily attributable to lower marketing and business development initiatives during the three months ended December 31, 2010.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of duel fuel products, and research and development overhead increased $111,608 to $189,967 for the three months ended December 31, 2010 as compared to $78,359 for the three months ended December 31, 2009.

During the three months ended December 31, 2010, interest expense increased $95,726 to $110,927 as compared to $15,201 for the three months ended December 31, 2009 due to increased borrowings.

Our net loss for the three months ended December 31, 2010 was $1,484,956 or ($.04) per basic share as compared to $1,593,950 or ($.05) per basic share for the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $821,112 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $753,293. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past two fiscal years since divesting our tire recycling business. We understand that our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitability on a sustained basis for all operations. The financial statements have been prepared assuming we will continue as a going concern.

The Consolidated Statements of Cash Flows reflect events for the three months ended December 31, 2010 and 2009 as they affect our liquidity. During the three months ended December 31, 2010, net cash used in operating activities was $1,031,766. Our net loss for the three months ended December 31, 2010 was $1,484,956, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $246,570 of depreciation, amortization, stock options and deferred financing costs and a decrease of $472,077 in accounts receivable, inventories and other current assets. This was offset by a decrease of $226,090 in accrued expenses. During the three months ended December 31, 2009, net cash used in operating activities was $1,380,400. Our net loss for the three months ended December 31, 2009 was $1,593,950, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $147,864 of depreciation and net amortization and a decrease of $966,998 in accounts receivable and other current assets. This was offset by a decrease of $845,705 in accounts payable and accrued expenses.

Net cash provided by investing activities was $459,382 for the three months ended December 31, 2010 due to the maturing of a certificate of deposit. Net cash provided by investing activities was $689,470 for the three months ended December 31, 2009, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment.

Net cash provided by financing activities was $524,446 reflecting the proceeds from the issuance of various notes payable which offset normal debt payments. Net cash used in financing activities was $7,985 during the three months ended December 31, 2009, reflecting normal debt payments.

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

A. Bank Refinancing/Alternative Financing

Iowa State Bank Credit Facility

Based on our December 31, 2010 results and traditional credit facility advance rates of 70% of eligible accounts receivable and 50% of eligible inventory, we believe we could have an additional $866,000 of available liquidity through a traditional credit facility.

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011. (See Note 11). We are currently evaluating alternatives for a similar relationship for our Green Tech Products subsidiary.

Short Term Notes Payable

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds. In addition we agreed to issue 0.5 shares of unregistered common stock for each $1 invested in the offering. As of December 31, 2010, we had issued $573,500 of notes which are due in March 2011 and April 2011 with $250,000 issued during October 2010. In conjunction with the offering we issued 311,750 unregistered shares of common stock including 161,750 shares of common stock in aggregate to a director and officer of the Company and 25,000 shares issued as a placement fee to third parties in October 2010. In December 2010, the director and officer also loaned us $110,000 in aggregate and were repaid in January 2011, including interest of $1,100.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after 6 months, into shares of common stock at a conversion price equal to 85% of the closing price of our common stock on the day the notes are issued. As of February 14, 2011 we had issued $370,000 of convertible notes.

Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets to provide strategic financial advice in the areas of capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

B. Operating Performance Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $4.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of January 2011, we have announced over $1.2 million of orders from four customers with the potential for over $1.5 million of additional follow-on orders from these customers. We anticipate that our dual fuel related revenue recorded during the second quarter of fiscal 2011 will exceed the approximately $360,000 of dual fuel revenue recorded during the quarter ended December 31, 2010 as well as the approximate $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders. In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow APG to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets, most of which would be ideal candidates for our upgraded dual fuel technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties, seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims, and we will be contesting the matter vigorously. If, however, the plaintiff is ultimately successful in winning damages in excess of any insurance coverage that may be available to us, it could have a material adverse effect on our business and financial condition.

Item 1A.     Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In October 2010, we issued unsecured promissory notes in the principal amount of $250,000 and 125,000 shares of our common stock to several accredited investors pursuant to subscription agreements. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Removed and reserved.

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

Dated: February 14, 2011

-18-