Form 10-Q
period 2011-03-31
GREENMAN TECHNOLOGIES INC
filed 2011-05-18
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 16, 2011, there were 36,057,408 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$194,483	$293,550
Certificates of deposit	—	500,000
Certificates of deposit, restricted	557,500	257,500
Accounts receivable, trade, less allowance for doubtful accounts of $6,969 and $301 as of March 31, 2011 and September 30, 2010	736,055	733,149
Inventory	835,966	1,235,535
Costs in excess of billings	80,528	—
Seller’s note, related party, current portion	180,000	325,000
Prepaid expenses	136,331	240,894
Other current assets	145,873	151,047
Total current assets	2,866,736	3,736,675
Property, plant and equipment, net	819,876	974,827
Other assets:
Certificates of deposit, restricted	—	300,000
Long term contracts, net	416,665	637,417
Seller’s note, related party, non-current	620,000	475,000
Purchased technology, net	416,665	441,667
Patents, net	—	65,000
Other	77,485	229,834
Total other assets	1,530,815	2,148,918
	$5,217,427	$6,860,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,119,150	$917,662
Accrued expenses	1,104,156	1,051,231
Billings in excess of cost	5,769	24,450
Notes payable, current	2,124,672	337,961
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	299,589	300,873
Total current liabilities	4,721,854	2,700,695
Notes payable, non-current	326,482	1,135,789
Obligations due under lease settlement, non-current	505,540	505,540
Convertible notes payable	397,446	—
Total liabilities	5,951,322	4,342,024

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 36,032,145 shares and 33,300,060 issued and outstanding at March 31, 2011 and September 30, 2010	360,322	333,001
Additional paid-in capital	39,621,852	39,090,313
Common shares held as collateral	(20,000)	—
Accumulated deficit	(40,696,069)	(36,904,918)
Total stockholders’ equity (deficit)	(733,895)	2,518,396
	$5,217,427	$6,860,420

See accompanying notes to unaudited condensed interim consolidated financial statements

GreenMan Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$914,287	$248,004	$1,706,046	$687,860
Cost of sales	1,101,631	331,389	1,915,805	1,025,565
Gross loss	(187,344)	(83,385)	(209,759)	(337,705)
Operating expenses:
Selling, general and administrative	1,175,466	1,336,319	2,318,535	2,527,891
Impairment loss	423,250	—	423,250	—
Research and development	323,566	213,154	513,533	291,513
	1,922,282	1,549,473	3,255,318	2,819,404
Operating loss	(2,109,626)	(1,632,858)	(3,465,077)	(3,157,109)
Other income (expense):
Interest and financing costs	(167,214)	(37,629)	(278,141)	(52,452)
Interest income	19,747	19,661	33,980	47,552
Other, net	(49,102)	(69,948)	(81,913)	(152,715)
Other income (expense), net	(196,569)	(87,916)	(326,074)	(157,615)
Net loss	$(2,306,195)	$(1,720,774)	$(3,791,151)	$(3,314,724)
Other comprehensive income (loss):
Unrealized income on marketable investments	—	30,423	—	19,134
Comprehensive (loss)	$(2,306,195)	$(1,690,351)	$(3,791,151)	$(3,295,590)

Net loss per share –basic and diluted	$(0.07)	$(0.05)	$(0.11)	$(0.10)

Weighted average shares outstanding -basic and diluted	33,668,195	33,089,310	33,550,782	33,083,212

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2011

(Unaudited)

					Common
			Additional		Shares
	Common Stock		Paid In	Accumulated	Held As
	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, September 30, 2010	33,300,060	$333,001	$39,090,313	$(36,904,918)	$—	$2,518,396
Compensation expense associated with stock options	—	—	112,952	—	—	112,952
Common stock issued with promissory notes	581,750	5,817	278,276	—	—	284,093
Common stock issued for services rendered	41,668	417	16,250	—	—	16,667
Common stock issued upon option exercise	108,667	1,087	35,813	—	—	36,900
Common stock issued as additional collateral	2,000,000	20,000	—	—	(20,000)	—
Beneficial conversion discount on convertible notes payable	—	—	85,343	—	—	85,343
Value of warrants issued for financing	—	—	2,905	—	—	2,905
Net loss for six months ended March 31, 2011	—	—	—	(3,791,151)	—	(3,791,151)
Balance, March 31, 2011	36,032,145	$360,322	$39,621,852	$(40,696,069)	$(20,000)	$(733,895)

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,791,151)	$(3,314,724)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment loss and inventory valuation allowance	598,479	—
Shares issued for services rendered	16,667	—
Depreciation	100,250	76,279
Amortization of deferred financing costs	114,435	—
Stock compensation expense	112,952	75,529
Amortization of patents	10,830	10,834
Amortization of long term contracts	114,627	114,627
Amortization of purchased technology	25,002	25,002
(Increase) decrease in assets:
Accounts receivable	(2,906)	589,036
Inventory	224,340	132,190
Costs in excess of billings	(80,528)	—
Prepaid and other current assets	176,962	274,126
Other assets	(64,476)	(26,184)
(Decrease) increase in liabilities:
Accounts payable	201,488	(204,922)
Billings in excess of costs	(18,681)	—
Accrued expenses	52,925	(1,083,639)
Net cash used in operating activities	(2,208,785)	(3,331,846)
Cash flows from investing activities:
Purchase of property and equipment	(58,654)	(210,236)
Maturity of certificates of deposit	500,000	750,000
Proceeds from marketable investments	—	1,376,068
Net cash provided by investing activities	441,346	1,915,832
Cash flows from financing activities:
Proceeds from notes payable	1,222,000	125,256
Proceeds from convertible notes payable	500,000	—
Proceeds from notes payable, related party	130,000	—
Repayment of notes payable	(98,628)	(53,774)
Repayment of notes payable, related party	(121,900)	(25,578)
Proceeds from the exercise of stock options	36,900	12,300
Net cash provided by financing activities	1,668,372	58,204
Net decrease in cash and cash equivalents	(99,067)	(1,357,810)
Cash and cash equivalents at beginning of year	293,550	1,760,988
Cash and cash equivalents at end of period	$194,483	$403,178

Supplemental cash flow information:
Unrealized loss on marketable investments	$—	$19,134
Shares issued as additional collateral	20,000	—
Shares issued with debt	284,093	—
Warrants issued	2,905	—
Interest paid	109,755	46,755
Taxes paid	—	520,192

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.         Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. is a Delaware corporation. Our business is comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products). Our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form. In March 2011, we announced our intention to divest our Green Tech Products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business.

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

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

As of March 31, 2011, we had $751,983 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $1,855,118. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past ten fiscal quarters since divesting our tire recycling business. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.         Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011. We used approximately $800,000 of the proceeds to repay a secured note with Iowa State Bank. The maximum amount American Power Group may borrow from time to time

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.         Nature of Operations, Risks, and Uncertainties – (Continued)

under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

B.         Short Term Promissory Notes

In September and October 2010, we issued 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 296,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 296,750 additional shares of Common Stock.

In December 2010, the director and officer also loaned us an aggregate of $110,000. We repaid that amount, including interest of $1,100, in January 2011.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with aggregate gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes.

C.         Convertible Promissory Notes

Between October 2010 and March 2011, we issued our 10% unsecured convertible promissory notes for gross proceeds of $500,000. The convertible notes are payable 24 months after issuance and are convertible, at any time after six months from issuance, into shares of Common Stock at a conversion price of 85% of the closing price of our Common Stock on the day the notes were issued. This type of offering was discontinued on March 31, 2011.

In April 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,150,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock on the date the note was issued or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each Note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the Note and prior to the Note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days.

In addition, each note holder received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the holder is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.         Nature of Operations, Risks, and Uncertainties – (Continued)

purchaser subscribed for his or her convertible note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on the date the note was issued, or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing.

D.         Strategic Financial Advisor Agreement

In December 2010, we engaged Northland Capital Markets to provide strategic financial advice in the areas of capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA-approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

E.         Divestiture of Molded Recycled Rubber Products Business

Based on Green Tech Products’ historical performance, our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. Accordingly, on March 8, 2011 our Board adopted a plan to commence an immediate effort to identify potential buyers for Green Tech Products’ business and/or evaluate other strategic alternatives. (See Note 7)

F.         Registration Statement

On April 1, 2011, we filed a registration statement with the U.S. Securities and Exchange Commission to register up to $10 million of our securities for sale. We are awaiting approval from the Commission to proceed with the registration statement, at which time we will determine the terms and conditions of the offering.

G.         Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $5.2 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of March 2011, we had announced over $1.4 million of orders from five customers with the potential for over $1.5 million of additional follow-on orders from these customers. During the six months ended March 31, 2011, we recognized dual fuel related revenue of approximately $880,000, in comparison to approximately $161,000 for the same six-month period in 2010 and approximately $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow American Power Group to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets. We believe that many of these fleets would be ideal candidates for our upgraded dual fuel technology.

In March 2011 the EPA announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age; or (3) outside useful life. All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. The new options will reduce some economical and procedural impediments to clean alternative fuel conversions while maintaining environmental safeguards to ensure that acceptable emission levels from converted vehicles and engines are being sustained. Based upon the new regulations, we now have a clear path to define the appropriate testing guidelines and procedures in order to position ourselves to begin selling our dual fuel vehicular system in the United States during 2011.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.         Nature of Operations, Risks, and Uncertainties – (Continued)

We will continue to try to make the correct decisions to ensure the continued viability and performance of our corporation. Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.

2.         Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries Green Tech Products, Inc. and American Power Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2010 interim and annual consolidated financial statements to conform to the current period presentation.

The accompanying interim financial statements at March 31, 2011 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2010 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2010 has been derived from the audited financial statements as of that date, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2011 and the operating results for the interim periods ended March 31, 2011 and 2010 have been included.

3.         Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2011 and September 30, 2010, we pledged $557,500 of our certificates of deposit as collateral for two loans currently outstanding.

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

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a Seller’s promissory note payable to GreenMan, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due from time to time to American Power Group under the technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to American Power Group. Based on the revised fiscal 2011 plan, we have classified $180,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

5.         Net Loss Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2011 and 2010, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive. In addition, the common shares issued as additional collateral are excluded from both these calculations due to the restrictive nature of the agreement and shares.

6.         Inventory

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

	March 31, 2011	September 30, 2010
Raw materials	$258,814	$317,967
Work in progress	4,929	11,313
Finished goods	572,223	906,255
Total inventory	$835,966	$1,235,535

7.         Molded Recycled Rubber Products Operations

Based on Green Tech Products’ historical performance, our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On March 8, 2011, our Board adopted a plan to commence an immediate effort to identify potential buyers for Green Tech Products’ business and/or evaluate other strategic alternatives. We will continue to classify Green Tech Products assets and results of operations as continuing operations until such time as we either we have completed an approved sale of the net assets or we cease to operate them.

Based on GreenTech Product’s past 3 years of significant annual operating losses, a 31% decline in revenue during fiscal 2010, the current US economic situation and the prolonged tightening of capital availability we feel a potential GreenTech buyer would look to Green Tech’s net asset value as a starting point and discount it significantly in arriving at a potential valuation. Management has determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products to be below its net asset value and therefore an impairment exists. Accordingly, we have recorded a non-cash impairment loss at March 31, 2011 of $273,650 and a $175,229 inventory valuation allowance which is included in Cost of Sales in the accompanying financial statements and reduced the following assets as noted:

Finished goods inventory	$175,229
Land and buildings	60,000
Buildings and improvements	33,505
Machinery and equipment	19,850
Long term contracts	106,125
Patents	54,170
Total impairment adjustment	$448,879

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.         Molded Recycled Rubber Products Operations – (Continued)

The following unaudited pro forma consolidated financial information sets forth the pro forma consolidated results of operations of GreenMan Technologies, Inc. (the “Company”) for the three and six months ended March 31, 2011 and 2010 and the pro forma consolidated financial position of the Company as of March 31, 2011 as if we had sold the Green Tech Products for their estimated fair value of $150,000.

The unaudited pro forma consolidated results of operations for the three and six months ended March 31, 2011 and 2010 have been derived from the Company’s historical consolidated financial information and give effect to the following transaction as if it had occurred on October 1, 2010 (the earliest period presented). In addition, the unaudited pro forma consolidated balance sheet as of March 31, 2011 has been derived from the Company’s historical consolidated financial information and gives effect to the following transaction as if it had occurred on October 1, 2010:

Transaction — Based on the historical operating losses associated with our molded recycled rubber product subsidiary and our Board of Director’s intent devote all corporate resources to advancing our dual fuel conversion business, our Board of Directors has determined it to be in the best interest of shareholder value to exit the molded recycled rubber product business. Accordingly, on March 8, 2011, our Board of Directors adopted a plan to commence an immediate effort to identify potential buyers for our molded recycled rubber products business and/or evaluate other strategic alternatives. As a result, we wrote down all molded recycled rubber product net operating assets and liabilities to their estimated fair value at March 31, 2011 and recorded a non-cash impairment loss and inventory valuation allowance of $448,879 at March 31, 2011.

The unaudited pro forma consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X and should be read in conjunction with the Company’s historical audited consolidated financial statements.

The unaudited pro forma consolidated financial information does not purport to represent what the Company’s consolidated results of operations or consolidated financial position would have been if this transaction had occurred on the date indicated and are not intended to project the Company’s consolidated results of operations or consolidated financial position for any future period or date.

The unaudited pro forma adjustments are based on estimates and certain assumptions that the Company believes are reasonable. The unaudited consolidated pro forma adjustments and primary assumptions are described in the accompanying notes herein.

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Balance Sheet

As of March 31, 2011

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma		Pro Forma
	Consolidated	Product Business	Adjustments		Consolidated
ASSETS
Cash	$194,483	$22,297	$—		$172,186
Certificates of deposit, restricted	557,500	—	—		557,500
Accounts receivable, net	736,055	244,091	—		491,964
Inventory	835,966	599,697			236,269
Net value of assets held for sale	—	—	150,000	(1c)	150,000
Other current assets	542,732	27,628	—		515,104
Total current assets	2,866,736	893,713	150,000		2,123,023
Property, plant and equipment	819,876	358,000	—		461,876
Other assets	1,530,815	150	—		1,530,665
Total assets	$5,217,427	$1,251,863	$150,000		$4,115,564

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.         Molded Recycled Rubber Products Operations – (Continued)

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma		Pro Forma
	Consolidated	Product Business	Adjustments		Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,119,150	$316,880	$—		$802,270
Accrued expenses and other liabilities	1,109,925	352,619	—		757,306
Notes payable, current	2,124,672	221,427	—		1,903,245
Notes payable, related party, current	299,589	—	—		299,589
Obligations under lease settlement, current	68,518	—	—		68,518
Total current liabilities	4,721,854	890,926	—		3,830,928
Notes payable, non-current	326,482	210,937	—		115,545
Obligations under lease settlement, non-current	505,540	—	—		505,540
Convertible notes payable	397,446	—	—		397,446
Total liabilities	5,951,322	1,101,863	—		4,849,459

Preferred stock	—	—	—		—
Common stock	360,322	—	—		360,322
Additional paid in capital	39,621,852	—	—		39,621,852
Common shares held as collateral	(20,000)	—	—		(20,000)
Accumulated deficit	(40,696,069)	150,000	150,000	(1c)	(40,696,069)
Total stockholders’ equity	(733,895)	150,000	150,000		(733,895)
Total liabilities and stockholders’ equity	$5,217,427	$1,251,863	$150,000		$4,115,564

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Three Months Ended March 31, 2011

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
Net sales	$914,287	$396,366	$—	$517,921
Cost of sales	1,101,631	504,950	—	596,681
Gross (loss) profit	(187,344)	(108,584)	—	(78,760)
Operating expenses:
Selling, general and administrative	1,175,466	353,323	—	822,143
Impairment loss	423,250	273,650	—	149,600
Research and development	323,566	—	—	323,566
	1,922,282	626,973	—	1,295,309
Operating loss	(2,109,626)	(735,557)	—	(1,374,069)
Other income (expense):
Interest and financing expense, net	(147,467)	(8,411)	—	(139,056)
Other, net	(49,102)	—	—	(49,102)
Other expense, net	(196,569)	(8,411)	—	(188,158)
Net loss	$(2,306,195)	$(743,968)	$—	$(1,562,227)

Net loss per share – basic and diluted	$(0.07)	$(0.02)	$—	$(0.05)

Weighted average shares outstanding - basic	33,668,195	33,668,195	—	33,668,195

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.         Molded Recycled Rubber Products Operations – (Continued)

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Three Months Ended March 31, 2010

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
Net sales	$248,004	$151,738	$—	$96,266
Cost of sales	331,389	111,911	—	219,478
Gross (loss) profit	(83,385)	39,827	—	(123,212)
Operating expenses:
Selling, general and administrative	1,336,319	324,246	—	1,012,073
Research and development	213,154	—	—	213,154
	1,549,473	324,246	—	1,225,227
Operating loss	(1,632,858)	(284,419)	—	(1,348,439)
Other income (expense):
Interest and financing expense, net	(17,968)	(9,018)	—	(8,950)
Other, net	(69,948)	—	—	(69,948)
Other expense, net	(87,916)	(9,018)	—	(78,898)
Net loss	$(1,720,774)	$(293,437)	$—	$(1,427,337)

Net loss per share – basic and diluted	$(0.05)	$(0.01)	$—	$(0.04)

Weighted average shares outstanding - basic and diluted	33,089,310	33,089,310	—	33,089,310

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Six Months Ended March 31, 2011

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
Net sales	$1,706,046	$827,923	$—	$878,123
Cost of sales	1,915,805	922,678	—	993,127
Gross (loss) profit	(209,759)	(94,755)	—	(115,004)
Operating expenses:
Selling, general and administrative	2,318,535	682,164	—	1,636,371
Impairment loss	423,250	273,650	—	149,600
Research and development	513,533	—	—	513,533
	3,255,318	955,814	—	2,299,504
Operating loss	(3,465,077)	(1,050,569)	—	(2,414,508)
Other income (expense):
Interest and financing expense, net	(244,161)	(14,378)	—	(229,783)
Other, net	(81,913)	8,903	—	(90,816)
Other expense, net	(326,074)	(5,475)	—	(320,599)
Net loss	$(3,791,151)	$(1,056,044)	$—	$(2,735,107)

Net loss per share – basic and diluted	$(0.11)	$(0.03)	$—	$(0.08)

Weighted average shares outstanding - basic	33,550,782	33,550,782	—	33,550,782

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.         Molded Recycled Rubber Products Operations – (Continued)

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Six Months Ended March 31, 2010

	GreenMan	Disposal
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
Net sales	$687,860	$526,482	$—	$161,378
Cost of sales	1,025,565	417,688	—	607,877
Gross (loss) profit	(337,705)	108,794	—	(446,499)
Operating expenses:
Selling, general and administrative	2,527,891	642,621	—	1,885,270
Research and development	291,513	—	—	291,513
	2,819,404	642,621	—	2,176,783
Operating loss	(3,157,109)	(533,827)	—	(2,623,282)
Other income (expense):
Interest and financing expense, net	(4,900)	(18,238)	—	13,338
Other, net	(152,715)	261	—	(152,976)
Other expense, net	(157,615)	(17,977)	—	(139,638)
Net loss	$(3,314,724)	$(551,804)	$—	$(2,762,920)

Net loss per share –basic and diluted	$(0.10)	$(0.02)	$—	$(0.08)

Weighted average shares outstanding -basic and diluted	33,083,212	33,083,212	—	33,083,212

I.         Adjustments to unaudited pro forma consolidated balance sheet

(a)         GreenMan Technologies, Inc.

Represents the historical unaudited consolidated balance sheet as of March 31, 2011.

(b)         Molded Rubber Product Business

Represents the elimination of the Molded Rubber Product Business assets and liabilities, as reflected in the historical unaudited consolidated balance sheet of the Company as of March 31, 2011.

(c)         Proforma Adjustments

To record the estimated net proceeds the Company will receive from selling the assets and liabilities of the Molded Rubber Products Business.

II.         Adjustments to unaudited pro forma consolidated statements of operations

a)         GreenMan Technologies, Inc.

Represents the historical unaudited consolidated statement of operations for the three and six months ended March 31, 2011 and 2010.

b)         Molded Rubber Product Business

Represents the elimination of Molded Rubber Product Business’ revenues and expenses as reflected in the historical consolidated statement of operations of the Company for the three and six months ended March 31, 2011 and 2010.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

8.         Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Total
2012	$50,000	$50,000	$100,000
2013	50,000	50,000	100,000
2014	50,000	50,000	100,000
2015	50,000	50,000	100,000
2016 and thereafter	216,665	216,665	433,330
	$416,665	$416,665	$833,330

9.         Contracts in Progress

Contracts in progress consisted of the following:

	March 31, 2011	September 30, 2010
Costs incurred on uncompleted contracts	$741,680	$57,368
Estimated earnings on contracts in progress	172,718	17,751
	914,398	75,119
Less billings on contracts in progress	839,639	99,569
	$74,759	$(24,450)

Costs and estimated earnings in excess of billings	$80,528	$—
Billings in excess of costs and estimated earnings	5,769	24,450
	$74,759	$(24,450)

10.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2011	September 30, 2010	Estimated Useful Lives
Land	$115,000	$175,000	—
Buildings and improvements	251,495	285,000	10 - 20 years
Machinery and equipment	1,772,089	1,733,285	5 - 10 years
Furniture and fixtures	20,118	20,118	3 - 5 years
	2,158,702	2,213,403
Less accumulated depreciation	(1,338,826)	(1,238,576)
Property, plant and equipment, net	$819,876	$974,827

11.         Long Term Deposits

In December 2007, we made a $149,600 deposit to a third party to secure the exclusive supply and distribution rights in the United States to a technology being developed in China which was intended to transform recycled scrap tires into renewable by-products. Based on significant delays in the development and commercialization of the technology and the third parties inability to secure additional funding to complete the development management has determined the realizability of the deposit to be impaired and therefore has recorded an impairment charge of $149,600 at March 31, 2011.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

12.         Product Warranty Costs

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

The following table provides the detail of the change in our product warranty accrual as of:

	March 31, 2011	September 30, 2010
Warranty accrual at the beginning of the year	$70,833	$79,730
Charged to costs and expenses relating to new sales	17,538	17,042
Costs of product warranty claims	(3,350)	(25,939)
Warranty accrual at the end of year	$85,021	$70,833

13.         Notes Payable/Credit Facilities

Credit Facilities

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011 and bears interest on any outstanding amounts at the rate of 7% per year. The Company used $799,110 of the proceeds to repay the $799,110 secured note with Iowa State Bank. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as the Company raises additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable. On March 3, 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by May 9, 2011. As of March 31, 2011, we have $1,220,110 outstanding under the credit facility. We repaid the additional $250,000 advance, together with accrued interest, on May 5, 2011.

American Power Group’s obligations under the credit facility are secured by the grant of a first priority security interest in all of American Power Group’s assets. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return the Company has guaranteed all obligations, and has secured that guarantee by (i) granting to the lender a security interest in the $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of the Company’s unregistered common stock. The shares, which cannot be sold unless we are in default, have been valued at $20,000 at November 9, 2010 representing their par value and are treated as a contra equity amount on the balance sheet at March 31, 2011. Such shares of common stock have no voting or dividend rights and will be returned to the Company, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

Related Party Notes

Prior to the July 2009 acquisition of substantially all of American Power Group assets, a former officer of American Power Group loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175. As of March 31, 2011 the remaining balance due was $32,693.

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. During September and October 2010, we issued promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer, and 25,000 shares of Common Stock as a placement fee, and recorded deferred financing costs of $137,288. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 296,750 additional shares of Common Stock, and recorded deferred financing costs of $151,343.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

13.         Notes Payable/Credit Facilities – (Continued)

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including $20,000 issued to a director of our company. The notes mature the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee. We recorded deferred financing costs of $98,250 in conjunction with these notes. Amortization of deferred financing costs was $91,333 and $158,739 during the three and six months ended March 31, 2011. The unamortized deferred financing costs at March 31, 2011 was $222,570.

In December 2010, the director and officer also loaned us an aggregate of $110,000. We repaid that amount, together with interest of $1,100, in January 2011.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3,000,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after 6 months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. As of March 31, 2011, we have issued $500,000 of convertible notes and recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. As of March 31, 2011, the notes were convertible into 1,148,689 shares of Common Stock which had a fair value of $666,240 based on the closing price of our stock on that date. Amortization of deferred financing costs was $2,919 and $3,168 during the three and six months ended March 31, 2011. The unamortized deferred financing costs at March 31, 2011 was $26,387. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $9,176 during the three and six months ended March 31, 2011 and the unamortized beneficial conversion feature at March 31, 2011 was $76,167. This type of offering was discontinued on March 31, 2011.

In April 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1,500,000 in gross proceeds. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock on the date the note was issued or (ii) in the event that we issues shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (“Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each Note is also convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the Note and prior to the Note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days.

In addition, each note holder received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the holder is convertible multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the purchaser subscribed for his or her convertible note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on the date the note was issued, or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing. As of May 13, 2011, we have issued $1,150,000 of convertible notes which are convertible into 1,949,153 shares of Common Stock and have issued warrants to purchase 584,746 shares of Common Stock at an exercise price of $.65 per share.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

14.         Litigation

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims, and we intend to contest the matter vigorously. If, however, the plaintiff is ultimately successful in winning damages in excess of any insurance coverage that may be available to us, it could have a material adverse effect on our business and financial condition.

15.         Stockholders’ Equity

Common Stock

On October 17, 2010, we issued 150,000 shares of unregistered Common Stock valued at $64,500 (the assigned fair value based on the closing bid price) in conjunction with a debt offering to a third party. During February 2011 and March 2011, we issued an additional 135,000 shares of unregistered Common Stock valued at $68,250 (the assigned fair value based on the closing bid price), including 10,000 to a director in conjunction with the debt offering. On March 11, 2011, holders of $573,500 of notes agreed to extend the maturity date of their notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes in return for the issuance of 296,750 shares of unregistered Common Stock valued at $151,343 (the assigned fair value based on the closing bid price). (See Note 13)

During January 2011 several directors and an officer exercised options to purchase 108,667 shares of Common Stock at prices ranging from $.28 to $.45 per share.

On February 8, 2011, two directors agreed to accept 41,668 shares of unregistered Common Stock (valued at $16,667) in lieu of cash for certain director’s fees due the individuals.

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718, “Stock Compensation,” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $41,856 and $112,952 for the three and six months ended March 31, 2011 and $39,387 and $75,528 for the three and six months ended March 31, 2010, respectively. The unamortized compensation expense at March 31, 2011 was $363,031 and will be amortized over a weighted average remaining amortizable life of approximately 3 years.

During the six months ended March 31, 2010, we granted options to management to purchase an aggregate of 300,000 shares of our Common Stock at an exercise price of $.36 per share (the closing price of our stock on the date of grant). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $74,300 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

During the six months ended March 31, 2011, we granted options to several directors, management and a consultant to purchase an aggregate of 200,000 shares of our Common Stock at exercise prices ranging from $.41 to $.45 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term with 100,000 vesting immediately and 100,000

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

15.         Stockholders’ Equity – (Continued)

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

16.         Related Party Transactions

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

17.         Segment Information

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

The following table provides total assets for our operating segments as of:

Total assets:	March 31, 2011	September 30, 2010
Molded recycled rubber products	$1,251,863	$2,539,135
Dual fuel conversion	3,123,012	2,820,743
Corporate and other	842,552	1,500,542
Total assets	$5,217,427	$6,860,420

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

17.         Segment Information (Continued)

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Net sales	2011	2010	2011	2010
Molded recycled rubber products	$396,366	$151,738	$827,923	$526,482
Dual fuel conversion	517,921	96,266	878,123	161,378
Corporate and other	—	—	—	—
Total net sales	$914,287	$248,004	$1,706,046	$687,860

There were no sales between the segments during the three and six months ended March 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Loss from continuing operations after taxes	2011	2010	2011	2010
Molded recycled rubber products	$(743,970)	$(293,437)	$(1,056,044)	$(551,804)
Dual fuel conversion	(808,106)	(904,294)	(1,392,434)	(1,680,155)
Corporate and other	(754,119)	(523,043)	(1,342,673)	(1,082,765)
Loss from continuing operations after taxes	$(2,306,195)	$(1,720,774)	$(3,791,151)	$(3,314,724)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking.” These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events, are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

We are making stockholders and other persons aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements include, without limitation, statements relating to uncertainties associated with the our ability to continue to operate as a going concern, our ability to return to sustained profitability and to raise additional working capital and capital to fund and grow our business, our ability to increase demand for our products and services, our ability to compete effectively, our ability to retain our senior management and other key personnel and to attract additional management and key employees, our ability to acquire and integrate other businesses, our ability to protect our intellectual property rights, our ability to operate as a public company, our belief that our stock price may continue to be volatile, our belief that options, warrants and convertible promissory notes will cause dilution to our shareholders, our belief that, because our directors, officers and principal stockholders own a significant percentage of our shares, our shareholders’ ability to influence corporate matters will be limited, our belief that we will not pay any cash dividends in the foreseeable future, and our belief that anti-takeover provisions in our charter documents in Delaware law could prevent, deter or delay a change in control of our company. Each of these risks is discussed in Item 6 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Results of Operations

Three Months ended March 31, 2011 Compared to the Three Months ended March 31, 2010

Net sales from continuing operations for the three months ended March 31, 2011 increased $666,283 or 267% to $914,287 as compared to net sales of $248,004 for the three months ended March 31, 2010. The increase is primarily attributable to a 438% or $421,655 increase in revenue associated with our dual fuel subsidiary during the three months ended March 31, 2011 and a 161% or $244,628 increase in our molded recycled rubber products subsidiary.

During the three months ended March 31, 2011, we incurred a negative gross profit of $187,344 as compared to a negative gross profit of $83,385 for the three months ended March 31, 2010. During the three months ended March 31, 2011 we recorded a $175,229 inventory valuation allowance associated with our molded recycled rubber products operations which offset increased revenue from both operations during the three months ended March 31, 2011. In addition, although revenue levels were higher, they were not sufficient to fully absorb all manufacturing overhead costs which contributed to the negative gross profit during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased $160,854 or 12% to $1,175,466 as compared to $1,336,319 for the three months ended March 31, 2010. The decrease was primarily attributable to lower travel and professional expenses and the allocation of more internal resources to our ongoing dual fuel research and development efforts during the three months ended March 31, 2011.

Based on our Board of Directors March 2011 decision to exit the molded recycled rubber product business, management determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products to be below its net asset value and we have recorded a non-cash impairment loss at March 31, 2011 of $273,650 and a $175,229 inventory valuation allowance which is included in Cost of Sales. In addition, we have recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions, and research and development overhead increased $110,412 or 52% to $323,566 for the three months ended March 31, 2011 as compared to $213,154 for the three months ended March 31, 2010.

During the three months ended March 31, 2011, interest and financing expense increased $129,585 to $167,214 as compared to $37,629 for the three months ended March 31, 2010 due to increased borrowings.

Our net loss for the three months ended March 31, 2011 was $2,306,195 or ($.07) per basic share as compared to $1,720,774 or ($.05) per basic share for the three months ended March 31, 2010.

Six Months ended March 31, 2011 Compared to the Six Months ended March 31, 2010

Net sales from continuing operations for the six months ended March 31, 2011 increased $1,018,186 or 148% to $1,706,046 as compared to net sales of $687,860 for the six months ended March 31, 2010. The increase is primarily attributable to a 444% or $716,745 increase in revenue associated with our dual fuel subsidiary during the six months ended March 31, 2011 and a 57% or $301,441 increase in our molded recycled rubber products subsidiary.

During the six months ended March 31, 2011, we incurred a negative gross profit of $209,759 as compared to a negative gross profit of $337,705 for the six months ended March 31, 2010. During the six months ended March 31, 2011 we recorded a $175,229 non-cash inventory valuation allowance associated with our molded recycled rubber products operations which offset increased revenue from both operations during the six months ended March 31, 2011. In addition, although revenue levels were higher, they were not sufficient to fully absorb all manufacturing overhead costs which contributed to the negative gross profit during the quarter.

Selling, general and administrative expenses for the six months ended March 31, 2011 decreased $209,356 or 8% to $2,318,535 as compared to $2,527,891 for the six months ended March 31, 2010. The decrease was primarily attributable to lower travel and professional expenses and the allocation of more internal resources to our ongoing dual fuel research and development efforts during the three months ended March 31, 2011.

Based on our Board of Directors March 2011 decision to exit the molded recycled rubber product business management has determined that based on several fair value determination scenarios the estimated fair value of Green Tech Products to be below its net asset value and we have recorded a non-cash impairment loss at March 31, 2011 of $273,650 and a $175,229 inventory valuation allowance which is included in Cost of Sales. In addition, we have recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions, and research and development overhead increased $222,020 or 76% to $513,533 for the six months ended March 31, 2011 as compared to $291,513 for the six months ended March 31, 2010.

During the six months ended March 31, 2011, interest and financing expense increased $225,689 to $278,141 as compared to $52,452 for the six months ended March 31, 2010 due to increased borrowings.

Our net loss for the six months ended March 31, 2011 was $3,791,151 or ($.11) per basic share as compared to $3,314,724 or ($.10) per basic share for the six months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $751,983 in cash, cash equivalents and restricted certificates of deposit, and a working capital deficiency of $1,855,118. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past ten fiscal quarters since divesting our tire recycling business. Our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitability on a sustained basis. The financial statements have been prepared assuming we will continue as a going concern.

The Consolidated Statements of Cash Flows reflect events for the six months ended March 31, 2011 and 2010 as they affect our liquidity. During the six months ended March 31, 2011, net cash used in operating activities was $2,208,785. Our net loss for the six months ended March 31, 2011 was $3,791,151 (including the non-cash impairment loss of $423,250 and an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses and changes to our working capital: $478,096 of depreciation and net amortization and a decrease of $401,302 in inventory and other current assets and a $201,490 increase in accounts payable. During the six months ended March 31, 2010, net cash used in operating activities was $3,331,846. Our net loss for the six months ended March 31, 2010 was $3,314,724, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $302,271 of depreciation and net amortization and a decrease of $995,352 in accounts receivable, inventory and other current assets. This was offset by a decrease of $1,288,561 in accounts payable and accrued expenses.

Net cash provided by investing activities was $441,346 for the six months ended March 31, 2011, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment. Net cash provided by investing activities was $1,915,832 for the six months ended March 31, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment.

Net cash provided by financing activities was $1,668,372 during the six months ended March 31, 2011, reflecting the proceeds from new notes payable and normal debt payments Net cash provided by financing activities was $58,204 during the six months ended March 31, 2010, reflecting the normal debt payments and the proceeds from new notes payable.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.         Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011. We used approximately $800,000 of the proceeds to repay a secured note with Iowa State Bank. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of their eligible accounts receivable. In addition, Iowa State Bank agreed to reduce the certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and has secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

B.         Short Term Promissory Notes

In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 296,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 296,750 additional shares of Common Stock.

In December 2010, the director and officer also loaned us an aggregate of $110,000. We repaid that amount, together with interest of $1,100, in January 2011.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with aggregate gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes.

C. Convertible Promissory Notes

Between October 2010 and March 2011, we issued our 10% unsecured convertible promissory notes for gross proceeds of $500,000. The convertible notes are payable 24 months after issuance and are convertible, at any time after six months from issuance, into shares of Common Stock at a conversion price of 85% of the closing price of our Common Stock on the day the notes were issued. This type of offering was discontinued on March 31, 2011.

In April 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,150,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock on the date the note was issued or (ii) in the event that we issues shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (“Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each Note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the Note and prior to the Note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days.

In addition, each note holder received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the holder is convertible multiplied by 0.3. Each warrant will be exercisable for a period of five years at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on the date the note is issued, or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing.

D.         Strategic Financial Advisor Agreement

On December 29, 2010, we engaged Northland Capital Markets to provide strategic financial advice in the areas of capital raising activities, mergers and acquisitions, and other key strategic efforts to accelerate the expansion of our EPA-approved domestic vehicular dual fuel testing initiative as well as our international marketing efforts. Northland has extensive experience in the Alternative Energy sector, particularly in the area of natural gas vehicles.

E.         Divestiture of Molded Recycled Rubber Products Business

Based on Green Tech Products’ historical performance, our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. Accordingly, on March 8, 2011 our Board adopted a plan to commence an immediate effort to identify potential buyers for Green Tech Products’ business and/or evaluate other strategic alternatives.

F.         Registration Statement

On April 1, 2011, we filed a registration statement with the U.S. Securities and Exchange Commission to register up to $10 million of our securities for sale. We are awaiting approval from the Commission to proceed with the registration statement, at which time we will determine the terms and conditions of the offering.

G.         Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $5.2 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of March 2011, we have announced over $1.4 million of orders from five customers with the potential for over $1.5 million of additional follow-on orders from these customers. During the six months ended March 31, 2011, we recognized dual fuel related revenue of approximately $880,000, in comparison approximately $161,000 for the same six-month period in 2010 and approximately $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

In December 2010, the Environmental Protection Agency approved our request for 11 test exemptions for aftermarket dual fuel diesel trucks. The initial test exemptions will allow American Power Group to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support EPA approval requirements and commence commercialization of our non-invasive dual fuel upgrade system in the United States. To date, we have been approached by over 70 companies operating diesel fleets ranging from 10 vehicles to over 10,000 vehicles in a wide range of diesel vehicular markets. We believe that many of these fleets would be ideal candidates for our upgraded dual fuel technology.

In March 2011 the EPA announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age; or (3) outside useful life. All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. The new options will reduce some economical and procedural impediments to clean alternative fuel conversions while maintaining environmental safeguards to ensure that acceptable emission levels from converted vehicles and engines are being sustained. Based upon the new regulations we now have a clear path to define the appropriate testing guidelines and procedures in order to position ourselves to begin selling our dual fuel vehicular system in the United States during 2011.

We will continue to try to make the correct decisions to ensure the continued viability and performance of our corporation. Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis from all operations and generate improved performance. If American Power Group is unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in fiscal 2011 and 2010, because we no longer maintain any floating-rate debt.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties, seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims, and we intend to contest the matter vigorously. If, however, the plaintiff is ultimately successful in winning damages in excess of any insurance coverage that may be available to us, it could have a material adverse effect on our business and financial condition.

Item 1A.   Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 6 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In January 2011, we issued 108,667 shares of our unregistered common stock valued at $36,900 to several directors and an officer upon exercise of stock options. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

In February 2011, we issued 41,668 shares of our unregistered common stock valued at $16,667 to two directors in lieu of fees due them for services rendered. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

In February and March 2011, we issued unsecured promissory notes in the aggregate principal amount of $270,000 and issued 135,000 shares of our common stock to several accredited investors pursuant to subscription agreements. In addition, we issued 296,750 shares of our common stock to several other accredited investors pursuant to subscription agreements previously disclosed. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed And Reserved

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	--	Subscription Agreement dated February 11, 2011, between Lew Boyd and GreenMan Technologies, Inc.
10.2 (1)	--	Unsecured Promissory Note dated as of February 11, 2011, issued by GreenMan Technologies, Inc. in favor of Lew Boyd
10.3 (1)	--	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.4 (1)	--	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note

10.5 (2)	--	Form of Subscription Agreement between GreenMan Technologies, Inc. and certain investors, with respect to convertible promissory notes and warrants issued in April 2011
10.6 (2)	--	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in April 2011
10.7 (2)	--	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.8 (2)	--	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
31.1 (2)	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (2)	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (2)	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

_______________________

(1)         Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(2)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By: /s/ Lyle Jensen

Lyle Jensen

President & Chief Executive Officer

By: /s/ Charles E. Coppa

Charles E. Coppa

Chief Financial Officer

Dated: May 18, 2011

-28-