Form 10-Q
period 2011-06-30
GREENMAN TECHNOLOGIES INC
filed 2011-08-08
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of August 8, 2011, there were 36,173,033 shares of the registrant’s Common Stock outstanding.

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$512,839	$293,550
Certificates of deposit	—	500,000
Certificates of deposit, restricted	565,000	257,500
Accounts receivable, trade, less allowance for doubtful accounts of $18,038 and $301 as of June 30, 2011 and September 30, 2010	738,242	733,149
Inventory	1,006,920	1,235,535
Refundable income taxes	352,586	30,193
Costs in excess of billings	167,322	—
Seller’s note, related party, current portion	180,000	325,000
Prepaid expenses	245,222	240,894
Other current assets	79,956	120,854
Total current assets	3,848,087	3,736,675
Property, plant and equipment, net	769,932	974,827
Other assets:
Certificates of deposit, restricted	—	300,000
Long term contracts, net	404,164	637,417
Seller’s note, related party, non-current	620,000	475,000
Purchased technology, net	404,164	441,667
Patents, net	—	65,000
Other	202,414	229,834
Total other assets	1,630,742	2,148,918
	$6,248,761	$6,860,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,324,419	$917,662
Accrued expenses	1,400,485	1,051,231
Billings in excess of cost	95,454	24,450
Notes payable, current	2,264,967	337,961
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	319,353	300,873
Total current liabilities	5,473,196	2,700,695
Notes payable, non-current	306,096	1,135,789
Obligations due under lease settlement, non-current	505,540	505,540
Convertible notes payable	1,531,410	—
Total liabilities	7,816,242	4,342,024

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 36,173,033 shares and 33,300,060 issued and outstanding at June 30, 2011 and September 30, 2010	361,732	333,001
Additional paid-in capital	40,014,362	39,090,313
Common shares held as collateral	(20,000)	—
Accumulated deficit	(41,923,575)	(36,904,918)
Total stockholders’ equity (deficit)	(1,567,481)	2,518,396
	$6,248,761	$6,860,420

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,152,613	$309,723	$2,858,659	$997,583
Cost of sales	980,385	369,270	2,896,190	1,394,835
Gross profit (loss)	172,228	(59,547)	(37,531)	(397,252)
Operating expenses:
Selling, general and administrative	1,037,781	1,092,025	3,356,316	3,619,916
Impairment loss	—	—	423,250	—
Research and development	393,698	169,451	907,231	460,964
	1,431,479	1,261,476	4,686,797	4,080,880
Operating loss	(1,259,251)	(1,321,023)	(4,724,328)	(4,478,132)
Other income (expense):
Interest and financing costs	(258,146)	(21,818)	(536,287)	(65,434)
Interest income	18,469	24,718	21,609	63,435
Other, net	(50,971)	(16,240)	(102,044)	(168,955)
Other expense, net	(290,648)	(13,340)	(616,722)	(170,954)
Loss from continuing operations before income taxes	(1,549,899)	(1,334,363)	(5,341,050)	(4,649,086)
Income tax benefit	322,393	—	322,393	—
Loss from continuing operations	(1,227,506)	(1,334,363)	(5,018,657)	(4,649,086)
Discontinued operations:
Gain on sale of discontinued operations, net of taxes,	—	175,942	—	175,942
Income from discontinued operations, net of taxes	—	23,742	—	23,742
	—	199,684	—	199,684
Net loss	$(1,227,506)	$(1,134,679)	$(5,018,657)	$(4,449,402)
Other comprehensive income:
Unrealized income on marketable investments	—	715	—	19,849
Comprehensive loss	$(1,227,506)	$(1,133,964)	$(5,018,657)	$(4,429,553)

Loss from continuing operations per share –basic and diluted	$(0.04)	$(0.04)	$(0.15)	$(0.14)
Income from discontinued operations per share –basic and diluted	—	0.01	—	.01
Net loss per share –basic and diluted	$(0.04)	$(0.03)	$(0.15)	$(0.13)

Weighted average shares outstanding –basic and diluted	34,058,326	33,113,310	33,719,346	33,093,208

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended June 30, 2011

(Unaudited)

					Common
			Additional		Shares
	Common Stock		Paid In	Accumulated	Held As
	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, September 30, 2010	33,300,060	$333,001	$39,090,313	$(36,904,918)	$—	$2,518,396
Compensation expense associated with stock options	—	—	206,536	—	—	206,536
Common stock issued with promissory notes	581,750	5,817	278,276	—	—	284,093
Common stock issued for services rendered	41,668	417	16,250	—	—	16,667
Common stock issued upon option exercise	249,555	2,497	66,903	—	—	69,400
Common stock issued as additional collateral	2,000,000	20,000	—	—	(20,000)	—
Beneficial conversion discount on convertible notes payable	—	—	212,482	—	—	212,482
Value of warrants issued for financing	—	—	143,602	—	—	143,602
Net loss for nine months ended June 30, 2011	—	—	—	(5,018,657)	—	(5,018,657)
Balance, June 30, 2011	36,173,033	$361,732	$40,014,362	$(41,923,575)	$(20,000)	$(1,567,481)

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,018,657)	$(4,449,402)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment loss and inventory valuation allowance	598,479	—
Shares issued for services rendered	16,667	—
Depreciation	150,194	130,920
Amortization of deferred financing costs	320,949	—
Stock compensation expense	206,536	115,175
Amortization of patents	10,830	16,250
Amortization of long term contracts	127,128	171,937
Amortization of purchased technology	37,503	37,499
(Increase) decrease in assets:
Accounts receivable	(5,093)	601,419
Inventory	53,386	(110,107)
Costs in excess of billings	(167,322)	—
Prepaid and other current assets	(293,322)	63,233
Other assets	(149,276)	(26,259)
(Decrease) increase in liabilities:
Accounts payable	406,757	(37,346)
Billings in excess of costs	71,004	—
Accrued expenses	349,254	(958,161)
Net cash used in operating activities	(3,284,983)	(4,444,842)
Cash flows from investing activities:
Purchase of property and equipment	(58,654)	(249,005)
Maturity of certificates of deposit	500,000	750,000
Proceeds from marketable investments	—	2,866,105
Net cash provided by investing activities	441,346	3,367,100
Cash flows from financing activities:
Proceeds from notes payable	1,561,162	189,179
Proceeds from convertible notes payable	1,850,000	—
Proceeds from notes payable, related party	130,000	—
Repayment of notes payable	(401,522)	(100,697)
Repayment of notes payable, related party	(146,114)	(37,099)
Proceeds from the exercise of stock options	69,400	12,300
Net cash provided by financing activities	3,062,926	63,683
Net increase (decrease) in cash and cash equivalents	219,289	(1,014,059)
Cash and cash equivalents at beginning of year	293,550	1,760,988
Cash and cash equivalents at end of period	$512,839	$746,929

Supplemental cash flow information:
Unrealized loss on marketable investments	$—	$19,849
Shares issued as additional collateral	20,000	—
Shares issued with debt	284,093	—
Beneficial conversion feature	212,482	—
Warrants issued	143,602	—
Interest paid	189,261	61,202
Taxes paid	—	520,192

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.    Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. is a Delaware corporation. Our business is comprised of two business segments, our dual fuel conversion operations (American Power Group) and our molded recycled rubber products operations (Green Tech Products or Green Tech). Our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. In March 2011, we announced our intention to divest our Green Tech Products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. On June 14, 2011 we entered into an agreement to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C. a company co-owned by two of Green Tech’s senior managers. We completed the sale on August 1, 2011. (See Note 7)

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

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

As of June 30, 2011, we had $1,077,839 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $1,625,109. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past ten fiscal quarters since divesting our tire recycling business. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.    Nature of Operations, Risks, and Uncertainties – (Continued)

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.   Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011. We used approximately $800,000 of the proceeds to repay a secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

B.    Short Term Promissory Notes

In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 161,750 additional shares of Common Stock.

In December 2010, the director and officer also loaned us an aggregate of $110,000. We repaid that amount, including interest of $1,100, in January 2011.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes.

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

Between April 2011 and June 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,350,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock April 22, 2011 (the date the first such notes were issued) or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.    Nature of Operations, Risks, and Uncertainties – (Continued)

note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing.

During July 2011, we received an additional $375,000 from investors under the same terms as the initial investors.

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

E.    Divestiture of Molded Recycled Rubber Products Business

Based on Green Tech Products’ historical performance, our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On June 13, 2011 we entered into an agreement to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C. a company co-owned by two of Green Tech’s senior managers. We completed the sale on August 1, 2011. (See Note 7)

F.    Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $5.6 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of June 2011, we had announced over $1.4 million of orders from five customers with the potential for over $1.5 million of additional follow-on orders from these customers. During the nine months ended June 30, 2011, we recognized dual fuel related revenue of approximately $1.4 million, in comparison to approximately $194,000 for the same nine-month period in 2010 and approximately $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

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

We will continue to try to make the correct decisions to ensure the continued viability and performance of our company. Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve sustained profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.

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

The accompanying interim financial statements at June 30, 2011 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2010 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2010 has been derived from the audited financial statements as of that date, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2011 and the operating results for the interim periods ended June 30, 2011 and 2010 have been included.

3.     Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2011 and September 30, 2010, we pledged $565,000 and $557,500, respectively, of our certificates of deposit as collateral for two loans currently outstanding.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

4.    Receivables – (Continued)

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group, payable to GreenMan, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due from time to time to American Power Group under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to American Power Group. Based on the revised fiscal 2011 plan, we have classified $180,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.    Net Loss Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants and convertible debt. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2011 and 2010, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive. In addition, the common shares issued as additional collateral are excluded from both these calculations due to the restrictive nature of the agreement and shares.

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

	June 30, 2011	September 30, 2010
Raw materials	$318,300	$317,967
Work in progress	7,784	11,313
Finished goods	680,836	906,255
Total inventory	$1,006,920	$1,235,535

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

On June 13, 2011 we entered into an agreement to sell, subject to shareholder approval substantially all of the assets of Green Tech Products, Inc. to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products’ senior managers. Pursuant to the terms of the agreement, Irish Knight Holdings agreed to purchase substantially all of Green Tech Products’ assets, assume substantially all of its liabilities and provide $150,000 of additional consideration in the form of a promissory note and inventory credits. On July 29, 2011, our shareholders approved the sale and on August 1, 2011 we completed the transaction on the terms described. In addition, a restriction on a $265,000 certificate of deposit we had pledged as additional collateral with Green Tech Products’ bank was removed, allowing the funds to be used for current operations.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.     Molded Recycled Rubber Products Operations – (Continued)

Based on GreenTech Products’ past three years of significant annual operating losses, a 31% decline in revenue during fiscal 2010, the current U.S. economic situation and the prolonged tightening of capital availability, management believes that a potential buyer of Green Tech would look to Green Tech’s net asset value as a starting point, and then discount it significantly in arriving at a potential valuation. As of March 31, 2011, management determined, based on several fair value determination scenarios, the estimated fair value of Green Tech Products to be below its net asset value and therefore an impairment existed. Accordingly, we recorded a non-cash impairment loss at March 31, 2011 of $273,650 and a $175,229 inventory valuation allowance which is included in Cost of Sales in the accompanying financial statements for the nine months ended June 30, 2011 and reduced the following assets at March 31, 2011 as noted:

Finished goods inventory	$175,229
Land and buildings	60,000
Buildings and improvements	33,505
Machinery and equipment	19,850
Long term contracts	106,125
Patents	54,170
Total impairment adjustment	$448,879

The following unaudited pro forma consolidated financial information sets forth the pro forma consolidated results of operations of GreenMan Technologies, Inc. for the three and nine months ended June 30, 2011 and 2010 and the pro forma consolidated financial position of the company as of June 30, 2011 as if we had sold Green Tech Products’ assets for their estimated fair value of $150,000.

The unaudited pro forma consolidated results of operations for the three and nine months ended June 30, 2011 and 2010 have been derived from the company’s historical consolidated financial information and give effect to the following transaction as if it had occurred on October 1, 2010 (the earliest period presented). In addition, the unaudited pro forma consolidated balance sheet as of June 30, 2011 has been derived from the company’s historical consolidated financial information and gives effect to the following transaction as if it had occurred on October 1, 2010:

Transaction — On June 13, 2011 we entered into an agreement to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products, Inc. to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products senior managers. Pursuant to the terms of the agreement, Irish Knight Holdings agreed to purchase substantially all of Green Tech Products’ assets, assume substantially all of its liabilities (less a $100,000 product warranty reserve) and provide $150,000 of additional consideration in the form of a promissory note and inventory credits.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.    Molded Recycled Rubber Products Operations – (Continued)

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Balance Sheet

As of June 30, 2011

	GreenMan	Disposal of Business
	Historical	Molded Rubber	Pro Forma		Pro Forma
	Consolidated	Product Business	Adjustments		Consolidated
	(1a)	(1b)	(1b)
ASSETS
Cash	$512,839	$264,419	$—		$248,420
Certificates of deposit, restricted	565,000	—	—		565,000
Accounts receivable, net	738,242	214,800	—		523,442
Inventory	1,006,920	748,457			258,463
Note and Inventory Credit Receivable	—	—	150,000	(1c)	150,000
Other current assets	1,025,086	32,319	—		992,767
Total current assets	3,848,087	1,259,995	150,000		2,738,092
Property, plant and equipment	769,932	346,710	—		423,222
Other assets	1,630,742	150	—		1,630,592
Total assets	$6,248,761	$1,606,855	$150,000		$4,791,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,324,419	$381,112	$—		$943,307
Accrued expenses and other liabilities	1,495,939	808,329	100,000	(1c)	787,610
Notes payable, current	2,264,967	209,357	—		2,055,610
Notes payable, related party, current	319,353	—	—		319,353
Obligations under lease settlement, current	68,518	—	—		68,518
Total current liabilities	5,473,196	1,398,798	100,000		4,174,398
Notes payable, non-current	306,096	208,889	—		97,207
Obligations under lease settlement, non-current	505,540	—	—		505,540
Convertible notes payable	1,531,410	—	—		1,531,410
Total liabilities	7,816,242	1,607,687	100,000		6,308,555

Preferred stock	—	—	—		—
Common stock	361,732	—	—		361,732
Additional paid in capital	40,014,362	—	—		40,014,362
Common shares held as collateral	(20,000)	—	—		(20,000)
Accumulated deficit	(41,923,575)	(832)	50,000	(1c)	(41,872,743)
Total stockholders’ equity	(1,567,481)	(832)	50,000		(1,516,649)
Total liabilities and stockholders’ equity	$6,248,761	$1,606,855	$150,000		$4,791,906

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.    Molded Recycled Rubber Products Operations – (Continued)

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Three Months Ended June 30, 2011

	GreenMan	Disposal of Business
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
	(1a)	(1b)	(1b)
Net sales	$1,152,613	$610,241	$—	$542,372
Cost of sales	980,385	471,241	—	509,144
Gross profit	172,228	139,000	—	33,228
Operating expenses:
Selling, general and administrative	1,037,781	297,990	—	739,791
Research and development	393,698	—	—	393,698
	1,431,479	297,990	—	1,133,489
Operating loss	(1,259,251)	(158,990)	—	(1,100,261)
Other income (expense):
Interest and financing expense, net	(239,677)	(7,381)	—	(232,296)
Other, net	(50,971)	2	—	(50,973)
Other expense, net	(290,648)	(7,379)	—	(283,269)
Net loss from continuing operations before income taxes	(1,549,899)	(166,369)	—	(1,383,530)
Income tax benefit	322,393	—	—	322,393
Net loss	$(1,227,506)	$(166,369)	$—	$(1,061,137)

Net loss per share –basic and diluted	$(0.04)	$—	$—	$(0.03)

Weighted average shares outstanding –basic	34,058,326	34,058,326	—	34,058,326

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Three Months Ended June 30, 2010

	GreenMan	Disposal of Business
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
	(1a)	(1b)	(1b)
Net sales	$309,723	$276,909	$—	$32,814
Cost of sales	369,270	175,993	—	193,277
Gross (loss) profit	(59,547)	100,916	—	(160,463)
Operating expenses:
Selling, general and administrative	1,092,025	340,942	—	751,083
Research and development	169,451	—	—	169,451
	1,261,476	340,942	—	920,534
Operating loss	(1,321,023)	(240,026)	—	(1,080,997)
Other income (expense):
Interest and financing expense, net	2,900	(8,027)	—	10,927
Other, net	(16,240)	—	—	(16,240)
Other expense, net	(13,340)	(8,027)	—	(5,313)
Net loss	$(1,334,363)	$(248,053)	$—	$(1,086,310)

Net loss per share –basic and diluted	$(0.04)	$(0.01)	$—	$(0.03)

Weighted average shares outstanding –basic and diluted	33,113,310	33,113,310	—	33,113,310

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.    Molded Recycled Rubber Products Operations – (Continued)

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Nine Months Ended June 30, 2011

	GreenMan	Disposal of Business
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
	(1a)	(1b)	(1b)
Net sales	$2,858,659	$1,438,164	$—	$1,420,495
Cost of sales	2,896,190	1,393,919	—	1,502,271
Gross (loss) profit	(37,531)	44,245	—	(81,776)
Operating expenses:
Selling, general and administrative	3,356,316	980,154	—	2,376,162
Impairment loss	423,250	273,650	—	149,600
Research and development	907,231	—	—	907,231
	4,686,797	1,253,804	—	3,432,993
Operating loss	(4,724,328)	(1,209,559)	—	(3,514,769)
Other income (expense):
Interest and financing expense, net	(514,678)	(21,759)	—	(492,919)
Other, net	(102,044)	8,905	—	(110,949)
Other expense, net	(616,722)	(12,854)	—	(603,868)
Net loss from continuing operations before income taxes	(5,341,050)	(1,222,413)	—	(4,118,637)
Income tax benefit	322,393	—	—	322,393
Net loss	$(5,018,657)	$(1,222,413)	$—	$(3,796,244)

Net loss per share –basic and diluted	$(0.15)	$(0.04)	$—	$(0.11)

Weighted average shares outstanding –basic	33,719,346	33,719,346	—	33,719,346

GREENMAN TECHNOLOGIES, INC.

Pro Forma Unaudited Consolidated Statement of Operations

Nine Months Ended June 30, 2010

	GreenMan	Disposal of Business
	Historical	Molded Rubber	Pro Forma	Pro Forma
	Consolidated	Product Business	Adjustments	Consolidated
	(1a)	(1b)	(1b)
Net sales	$997,583	$803,391	$—	$194,192
Cost of sales	1,394,835	593,681	—	801,154
Gross (loss) profit	(397,252)	209,710	—	(606,962)
Operating expenses:
Selling, general and administrative	3,619,916	983,563	—	2,636,353
Research and development	460,964	—	—	460,964
	4,080,880	983,563	—	3,097,317
Operating loss	(4,478,132)	(773,853)	—	(3,704,279)
Other income (expense):
Interest and financing expense, net	(1,999)	(26,265)	—	24,266
Other, net	(168,955)	261	—	(169,216)
Other expense, net	(170,954)	(26,004)	—	(144,950)
Net loss	$(4,649,086)	$(799,857)	$—	$(3,849,229)

Net loss per share –basic and diluted	$(0.14)	$(0.02)	$—	$(0.12)

Weighted average shares outstanding –basic and diluted	33,093,208	33,093,208	—	33,093,208

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

7.    Molded Recycled Rubber Products Operations – (Continued)

I.   Adjustments to unaudited pro forma consolidated balance sheet

(a)   GreenMan Technologies, Inc.

Represents the historical unaudited consolidated balance sheet as of June 30, 2011.

(b)   Molded Rubber Product Business

Represents the elimination of the Molded Rubber Product Business’ assets and liabilities, as reflected in the historical unaudited consolidated balance sheet of the company as of June 30, 2011.

(c)   Pro forma Adjustments

To record the estimated net proceeds the company will receive from selling the assets and liabilities of the Molded Rubber Products Business.

II.   Adjustments to unaudited pro forma consolidated statements of operations

a)   GreenMan Technologies, Inc.

Represents the historical unaudited consolidated statement of operations for the three and nine months ended June 30, 2011 and 2010.

b)   Molded Rubber Product Business

Represents the elimination of Molded Rubber Product Business’ revenues and expenses as reflected in the historical consolidated statement of operations of the company for the three and nine months ended June 30, 2011 and 2010.

8.    Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending June 30:	Contract	Technology	Total
2012	$50,000	$50,000	$100,000
2013	50,000	50,000	100,000
2014	50,000	50,000	100,000
2015	50,000	50,000	100,000
2016 and thereafter	204,164	204,164	408,328
	$404,164	$404,164	$808,328

On June 30, 2011, we amended the Exclusive Patent License Agreement dated as of June 17, 2009 between our company and M & R Development Inc., formerly known as American Power Group, Inc. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R’s patented dual fuel alternative energy technology. Pursuant to the amendment:

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

8.    Intangible Assets – (Continued)

•	The royalties payable to M&R will be reduced from 10% to 6% for sales as defined in the license from and after the date (the “Royalty Modification Date”) that the sum of all royalties paid to M&R under the license equals $15 million on a cumulative basis, and will be eliminated altogether from and after the date that the sum of all royalties paid to M&R equals $36 million on a cumulative basis (the “Technology Transfer Date”);
•	Prior to the Royalty Modification Date, neither M&R nor any of its stockholders, directors, officers or other representatives may (i) sell, license or otherwise transfer any of the patent rights licensed by us or any other proprietary technology or information owned by M&R which relate to the licensed patent rights (together, the “Technology Rights”), (ii) sell or otherwise transfer a majority of M&R’s outstanding capital stock or (iii) enter into any agreement or commitment contemplating either of the foregoing;
•	M&R has assigned all of its right, title and interest in and to the Technology Rights to us, such assignment to be effective on the Technology Transfer Date, and subject only to the prior receipt by M&R of $36 million in cumulative royalty payments on or before such date;
•	At any time during the period beginning on the Royalty Modification Date and ending on the first anniversary thereof, the Company may purchase the Technology Rights from M&R for an additional payment of $17.5 million; and
•	If we do not exercise the foregoing purchase right prior to the first anniversary of the Royalty Modification Date, and if M&R subsequently receives a bona fide offer from a third party to purchase some or all of the Technology Rights, we will have the right, exercisable at any time within 30 days after the receipt of such an offer, to purchase the Technology Rights from M&R for a purchase price equal to 110% of the price offered by such third party less the sum of all royalties paid to M&R on or before the date we give notice of our election to purchase the Technology Rights.

9.    Contracts in Progress

Contracts in progress consisted of the following:

	June 30, 2011	September 30, 2010
Costs incurred on uncompleted contracts	$1,031,662	$57,368
Estimated earnings on contracts in progress	333,311	17,751
	1,364,973	75,119
Less billings on contracts in progress	1,293,105	99,569
	$71,868	$(24,450)

Costs and estimated earnings in excess of billings	$167,322	$—
Billings in excess of costs and estimated earnings	95,454	24,450
	$71,868	$(24,450)

10.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2011	September 30, 2010	Estimated Useful Lives
Land	$115,000	$175,000	—
Buildings and improvements	251,495	285,000	10 - 20 years
Machinery and equipment	1,772,089	1,733,285	5 - 10 years
Furniture and fixtures	20,118	20,118	3 - 5 years
	2,158,702	2,213,403
Less accumulated depreciation	(1,388,770)	(1,238,576)
Property, plant and equipment, net	$769,932	$974,827

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

11.    Long Term Deposits

In December 2007, we made a $149,600 deposit to a third party to secure the exclusive supply and distribution rights in the United States to a technology being developed in China which was intended to transform recycled scrap tires into renewable by-products. Based on significant delays in the development and commercialization of the technology and the third party’s inability to secure additional funding to complete the development management has determined the realizability of the deposit to be impaired and therefore has recorded an impairment charge of $149,600 during the nine months ended June 30, 2011.

12.    Product Warranty Costs

Green Tech’s recycled rubber products operations typically offer a five-year warranty for all of our tile and playground equipment. We provide for the estimated cost of product warranties for both our recycled rubber products and dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual as of:

	June 30, 2011	September 30, 2010
Warranty accrual at the beginning of the year	$70,833	$79,730
Charged to costs and expenses relating to sales	67,736	17,042
Costs of product warranty claims	(4,572)	(25,939)
Warranty accrual at the end of year	$133,997	$70,833

13.    Notes Payable/Credit Facilities

Credit Facilities

On November 9, 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011 and bears interest on any outstanding amounts at the rate of 7% per year. The Company used $799,110 of the proceeds to repay the $799,110 secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011. In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. As of June 30, 2011, we have $1,230,110 outstanding under the credit facility.

American Power Group’s obligations under the credit facility are secured by the grant of a first priority security interest in all of American Power Group’s assets. In addition, we have guaranteed all of American Power Group’s obligations, and have secured that guarantee by (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our unregistered Common Stock. The shares, which cannot be sold unless we are in default, have been valued at $20,000 at November 9, 2010 representing their par value and are treated as a contra equity amount on the balance sheet at June 30, 2011. Such shares of Common Stock have no voting or dividend rights and will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

Related Party Notes

Prior to the July 2009 acquisition of substantially all of American Power Group assets, a former officer of American Power Group loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175. As of June 30, 2011 the remaining balance due was $8,477.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

13.    Notes Payable/Credit Facilities – (Continued)

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. During September and October 2010, we issued promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer, and 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 161,750 additional shares of Common Stock.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including $20,000 issued to a director of our company. The notes mature the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of common stock to the director, and paid $30,000 as a placement fee. Amortization of deferred financing costs was $127,619 and $286,358 during the three and nine months ended June 30, 2011. The unamortized deferred financing costs at June 30, 2011 were $94,951.

In December 2010, the director and officer also loaned us an aggregate of $110,000. We repaid that amount, together with interest of $1,100, in January 2011.

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3 million in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. As of June 30, 2011, we have issued $500,000 of convertible notes and recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. As of June 30, 2011, the notes were convertible into 1,148,689 shares of Common Stock which had a fair value of $873,004 based on the closing price of our stock on that date. Amortization of deferred financing costs was $3,685 and $6,853 during the three and nine months ended June 30, 2011. The unamortized deferred financing costs at June 30, 2011 were $22,702. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $10,638 and $19,550 during the three and nine months ended June 30, 2011 and the unamortized beneficial conversion feature at June 30, 2011 was $65,793. This type of offering was discontinued on June 30, 2011.

In April 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million (subsequently increased to $1.75 million) in gross proceeds. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued) or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

13.    Notes Payable/Credit Facilities – (Continued)

purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing.

As of June 30, 2011, we have issued $1,350,000 of convertible notes which are convertible into 2,288,136 shares of Common Stock which had a fair value of $1,738,983 based on the closing price of our stock on June 30, 2011. In addition we granted warrants to purchase an aggregate of 686,441 shares of our Common Stock at an exercise price of $.65 per share. We recorded a debt discount associated with the issuance of the warrants of $140,697. In addition, the notes contained a beneficial conversion feature of $127,138 at issuance based on the intrinsic value of the shares into which the notes are convertible. The warrant value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. We also incurred deferred financing cost of $40,500 associated with placement agent fees. Amortization of deferred financing costs was $3,316 during the three and nine months ended June 30, 2011 and the unamortized deferred financing costs at June 30, 2011 were $37,184. Amortization of the warrant value and beneficial conversion feature was $15,036 and $19,550 for the three and nine months ended June 30, 2011 and the unamortized warrant value and beneficial conversion feature at June 30, 2011 was $252,798.

During July 2011, we received an additional $375,000 from investors under the same terms as the initial investors.

14.    Litigation

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. To avoid further expenses of litigation, however, on August 5, 2011, we entered into a settlement agreement with the plaintiff. Under this agreement, the plaintiff agreed to dismiss its lawsuit and to release all of its claims against all of the defendants, in exchange for our agreement to pay the plaintiff $100,000, of which $50,000 is payable within seven days of the execution of the agreement and $25,000 is payable on each of the first and second anniversaries of the execution of the agreement.

15.    Stockholders’ Equity

Common Stock

On October 17, 2010, we issued 150,000 shares of unregistered Common Stock valued at $64,500 (the assigned fair value based on the closing bid price) in conjunction with a debt offering to a third party. During February 2011 and March 2011, we issued an additional 145,000 shares of unregistered Common Stock valued at $68,250 (the assigned fair value based on the closing bid price), including 10,000 to a director in conjunction with the debt offering. On March 11, 2011, holders of $573,500 of notes agreed to extend the maturity date of their notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes in return for the issuance of 296,750 shares of unregistered Common Stock valued at $151,343 (the assigned fair value based on the closing bid price). (See Note 13)

During January 2011 several directors and an officer exercised options to purchase 108,667 shares of Common Stock at prices ranging from $.28 to $.45 per share.

On February 8, 2011, two directors agreed to accept 41,668 shares of unregistered Common Stock (valued at $16,667) in lieu of cash for certain director’s fees due the individuals.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

15.     Stockholders’ Equity – (Continued)

During the three months ended June 30, 2011, third parties exercised options and warrants to purchase an aggregate of 190,000 shares of common stock with a portion utilizing a cashless exercise feature resulting in the net issuance of 140,888 shares of Common Stock.

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718, “Stock Compensation,” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $93,585 and $206,538 for the three and nine months ended June 30, 2011 and $39,645 and $115,175 for the three and nine months ended June 30, 2010, respectively. The unamortized compensation expense at June 30, 2011 was $327,173 and will be amortized over a weighted average remaining amortizable life of approximately three years.

During the nine months ended June 30, 2010, we granted options to management to purchase an aggregate of 300,000 shares of our Common Stock at an exercise price of $.36 per share (the closing price of our stock on the date of grant). The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a five-year period from date of grant. The fair value of the options at the date of grant in aggregate was $74,300 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 2.3%; expected volatility based on historical trading information of 87% and expected term of 5 years.

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

On June 27, 2011 we granted options to several directors, management and a consultant to purchase an aggregate of 180,000 shares of our Common Stock at an exercise price of $.80 per share, which represented the closing price of our stock on the date of each respective grant. The grants were in consideration of the agreements of each of these individuals to pledge 125,000 shares of our Common Stock as additional collateral to Iowa State Bank for certain loans to our company. (See Note 1) The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest immediately from date of grant. The fair value of the options at the date of grant in aggregate was $57,727, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 70% and expected term of 2 years.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

17.    Segment Information

As of June 30, 2011, we have two reportable operating segments: (1) molded recycled rubber products and (2) dual fuel conversion operations (See Note 2). Each operating segment has its respective management team. Prior to November 17, 2008, we also had tire recycling operations. Our business changed substantially in November 2008, when we sold substantially all of the assets of our tire recycling operations. The tire recycling operations were located in Savage, Minnesota and Des Moines, Iowa and collected, processed and marketed scrap tires in whole, shredded or granular form.

The molded recycled rubber products operation specializes in designing, developing, and manufacturing of environmentally responsible products using recycled materials, primarily recycled rubber and providing innovative playground design, equipment and services that provide schools and other political subdivisions viable solutions for safety, compliance, and accessibility. On August 1, 2011, we completed the divestiture of this operating segment. (See Note 7)

Our dual fuel conversion operations provide a unique external fuel delivery enhancement system which converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility to run on: (1) diesel fuel and compressed natural gas; (2) diesel fuel and bio-methane; or (3) 100% on diesel fuel depending on the circumstances.

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

The following table provides total assets for our operating segments as of:

Total assets:	June 30, 2011	September 30, 2010
Molded recycled rubber products	$1,606,855	$2,539,135
Dual fuel conversion	3,265,970	2,820,743
Corporate and other	1,375,936	1,500,542
Total assets	$6,248,761	$6,860,420

The following table provides net sales and income from operations for our operating segments:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Net sales	2011	2010	2011	2010
Molded recycled rubber products	$610,241	$276,909	$1,438,164	$803,391
Dual fuel conversion	542,372	32,814	1,420,495	194,192
Corporate and other	—	—	—	—
Total net sales	$1,152,613	$309,723	$2,858,659	$997,583

There were no sales between the segments during the three and nine months ended June 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Loss from continuing operations after taxes	2011	2010	2011	2010
Molded recycled rubber products	$(166,369)	$(248,053)	$(1,222,413)	$(799,857)
Dual fuel conversion	(710,559)	(696,297)	(2,102,993)	(2,376,452)
Corporate and other	(350,578)	(390,013)	(1,693,251)	(1,472,777)
Loss from continuing operations after taxes	$(1,227,506)	$(1,334,363)	$(5,018,657)	$(4,649,086)

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

18.    Income Taxes

In the course of preparing our September 30, 2010 (2009 Tax Year) income tax returns, it was determined that, pursuant to the provisions of The Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), we were eligible for a refund of $316,707 relating to federal taxes paid in the prior year. The WHBAA is a very specific and narrowly focused act which provided for a net operating loss (“NOL”) carryback of up to five years for NOLs (including Alternative Minimum Tax NOLs) incurred in taxable years beginning or ending in either 2008 or 2009 (but not both). Use of the Alternative Minimum Tax NOL is limited to 90% of the alternative minimum taxable income, however the WHBAA legislation suspended the 90% limitation on the use of any AMT NOL for the carryback period. The entire refund relates entirely to federal Alternative Minimum Tax paid in prior years and has been recorded as an income tax benefit along with $5,686 of state refundable income taxes in the accompanying financial statements for the three and nine months ended June 30, 2011.

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

We are making stockholders and other persons aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements include, without limitation, statements relating to uncertainties associated with our ability to continue to operate as a going concern, our ability to return to sustained profitability and to raise additional working capital and capital to fund and grow our business, our ability to increase demand for our products and services, our ability to compete effectively, our ability to retain our senior management and other key personnel and to attract additional management and key employees, our ability to acquire and integrate other businesses, our ability to protect our intellectual property rights, our ability to operate as a public company, our belief that our stock price may continue to be volatile, our belief that options, warrants and convertible promissory notes will cause dilution to our shareholders, our belief that, because our directors, officers and principal stockholders own a significant percentage of our shares, our shareholders’ ability to influence corporate matters will be limited, our belief that we will not pay any cash dividends in the foreseeable future, and our belief that anti-takeover provisions in our charter documents in Delaware law could prevent, deter or delay a change in control of our company. Each of these risks is discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Results of Operations

Three Months ended June 30, 2011 Compared to the Three Months ended June 30, 2010

Net sales from continuing operations for the three months ended June 30, 2011 increased $842,890 or 272% to $1,152,613 as compared to net sales of $309,723 for the three months ended June 30, 2010. The increase is primarily attributable to a $509,558 or almost 16 times increase in revenue associated with our dual fuel subsidiary during the three months ended June 30, 2011 and a 120% or $333,332 increase in our molded recycled rubber products subsidiary.

During the three months ended June 30, 2011, we incurred a gross profit of $172,228 or 15% as compared to a negative gross profit of $59,547 for the three months ended June 30, 2010. The negative gross profit incurred during the three months ended June 30, 2010 was primarily due to the inclusion of $160,463 of unabsorbed costs in excess of revenues associated with our dual fuel subsidiary.

Selling, general and administrative expenses for the three months ended June 30, 2011 decreased $54,244 or 5% to $1,037,781 as compared to $1,092,025 for the three months ended June 30, 2010. The decrease was primarily attributable to lower travel and professional expenses and the allocation of more internal resources to our ongoing dual fuel research and development efforts during the three months ended June 30, 2011.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions, and research and development overhead increased $224,247 or 132% to $393,698 for the three months ended June 30, 2011 as compared to $169,451 for the three months ended June 30, 2010.

During the three months ended June 30, 2011, interest and financing expense increased $236,328 to $258,146 including $160,032 of non-cash financing costs as compared to $21,818 for the three months ended June 30, 2010 due to increased borrowings.

During the three months ended June 30, 2011, we recognized an income tax benefit of $322,393 associated with refundable federal and state income taxes.

During the three months ended June 30, 2010, we recognized income from discontinued operations of $199,684 associated with a reduction of income tax expense by $175,942 and a $23,742 credit from a former vendor.

Our net loss for the three months ended June 30, 2011 was $1,227,506 or ($.04) per basic share as compared to $1,134,679 or ($.03) per basic share for the three months ended June 30, 2010.

Nine Months ended June 30, 2011 Compared to the Nine Months ended June 30, 2010

Net sales from continuing operations for the nine months ended June 30, 2011 increased $1,861,076 or 187% to $2,858,659 as compared to net sales of $997,583 for the nine months ended June 30, 2010. The increase is primarily attributable to a 631% or $1,226,303 increase in revenue associated with our dual fuel subsidiary during the nine months ended June 30, 2011 and a 79% or $634,773 increase in our molded recycled rubber products subsidiary.

During the nine months ended June 30, 2011, we incurred a negative gross profit of $37,531 as compared to a negative gross profit of $397,252 for the nine months ended June 30, 2010. During the nine months ended June 30, 2011 we recorded a $175,229 non-cash inventory valuation allowance associated with our molded recycled rubber products operations which offset increased revenue from both operations during the nine months ended June 30, 2011. In addition, although revenue levels were higher, they were not sufficient to fully absorb all manufacturing overhead costs which negatively impacted the gross profit for the nine months ended June 30, 2011 and contributed to the negative gross profit during the nine months ended June 30, 2010.

Selling, general and administrative expenses for the nine months ended June 30, 2011 decreased $263,600 or 7% to $3,356,316 as compared to $3,619,916 for the nine months ended June 30, 2010. The decrease was primarily attributable to lower travel and professional expenses and the allocation of more internal resources to our ongoing dual fuel research and development efforts during the nine months ended June 30, 2011.

Based on our Board of Directors’ March 2011 decision to exit the molded recycled rubber product business, management has determined, based on several fair value determination scenarios, the estimated fair value of Green Tech Products to be below its net asset value and we recorded a non-cash impairment during the nine months ended June 30, 2011 of $273,650 and a $175,229 inventory valuation allowance which is included in Cost of Sales. In addition, we recorded an impairment loss of $149,600 during the nine months ended June 30, 2011 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions, and research and development overhead increased $446,267 or 97% to $907,231 for the nine months ended June 30, 2011 as compared to $460,964 for the nine months ended June 30, 2010.

During the nine months ended June 30, 2011, interest and financing expense increased $470,853 to $536,287 including $331,117 of non-cash financing costs as compared to $65,434 for the nine months ended June 30, 2010 due to increased borrowings.

During the nine months ended June 30, 2011, we recognized an income tax benefit of $322,393 associated with refundable federal and state income taxes.

During the nine months ended June 30, 2010, we recognized income from discontinued operations of $199,684 associated with a reduction of income tax expense by $175,942 and a $23,742 credit from a former vendor.

Our net loss for the nine months ended June 30, 2011 was $5,018,657 or ($.15) per basic share as compared to $4,449,402 or ($.13) per basic share for the nine months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had $1,077,839 in cash, cash equivalents and restricted certificates of deposit, and a working capital deficiency of $1,625,109. Our tire recycling business has historically been the source of substantially all of our revenue and cash flow and we have incurred substantial losses from operations over the past ten fiscal quarters since divesting our tire recycling business. Our continued existence is dependent on our ability to generate positive operating cash flow and achieve profitability on a sustained basis. The financial statements have been prepared assuming we will continue as a going concern.

The Consolidated Statements of Cash Flows reflect events for the nine months ended June 30, 2011 and 2010 as they affect our liquidity. During the nine months ended June 30, 2011, net cash used in operating activities was $3,286,158. Our net loss for the nine months ended June 30, 2011 was $5,018,657 (including the non-cash impairment loss of $423,250 and an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses and changes to our working capital: $824,870 of depreciation and net amortization and a $756,011 increase in accounts payable and accrued expenses. During the nine months ended June 30, 2010, net cash used in operating activities was $4,444,842. Our net loss for the nine months ended June 30, 2010 was $4,449,402, with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $471,781 of depreciation and net amortization and a net decrease of $554,545 in accounts receivable, inventory and other current assets. This was offset by a decrease of $528,286 in accounts payable and accrued expenses.

Net cash provided by investing activities was $441,346 for the nine months ended June 30, 2011, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment. Net cash provided by investing activities was $3,367,100 for the nine months ended June 30, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment.

Net cash provided by financing activities was $3,064,101 during the nine months ended June 30, 2011, reflecting the proceeds from new notes payable and convertible notes payable and normal debt payments. Net cash provided by financing activities was $63,683 during the nine months ended June 30, 2010, reflecting the normal debt payments and the proceeds from new notes payable.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.    Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expires on December 1, 2011. We used approximately $800,000 of the proceeds to repay a secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

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

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes.

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

Between April 2011 and June 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,350,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued) or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing.

During July 2011 we received an additional $375,000 from investors under the same terms as the initial investors.

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

E.    Divestiture of Molded Recycled Rubber Products Business

Based on Green Tech Products’ historical performance, our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On June 13, 2011, we entered into an agreement to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products senior managers. Pursuant to the terms of the agreement, Irish Knight Holdings agreed to purchase substantially all of Green Tech Products’ assets, assume substantially all of its liabilities and provide $150,000 of additional consideration in the form of a promissory note and inventory credits. On July 29, 2011 our shareholders approved the sale and on August 1, 2011 we completed the divestiture of substantially all of the assets and liabilities of Green Tech Products under the terms described. In addition, the restriction on a $265,000 certificate of deposit we had pledged as additional collateral with Green Tech Products’ bank was removed, allowing the funds to be used for current operations.

F.    Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $5.6 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As of June 2011, we had announced over $1.4 million of orders from five customers with the potential for over $1.5 million of additional follow-on orders from these customers. During the nine months ended June 30, 2011, we recognized dual fuel related revenue of approximately $1.4 million, in comparison to approximately $194,000 for the same nine-month period in 2010 and approximately $332,000 for fiscal 2010. In addition, we have quoted over $80 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties, seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. To avoid further expenses of litigation, however, on August 5, 2011, we entered into a settlement agreement with the plaintiff. Under this agreement, the plaintiff agreed to dismiss its lawsuit and to release all of its claims against all of the defendants, in exchange for our agreement to pay the plaintiff $100,000, of which $50,000 is payable within seven days of the execution of the agreement and $25,000 is payable on each of the first and second anniversaries of the execution of the agreement.

Item 1A.    Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we issued 140,888 shares of our unregistered Common Stock valued at $32,500 to consultant and employee upon exercise of stock options and warrants. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

During the three months ended June 30, 2011, we issued 10% promissory notes for gross proceeds of $1,350,000. The principal amount of such notes is convertible into 2,288,136 shares of our Common Stock. In connection with the issuance of such notes, we also issued warrants to purchase additional shares of our Common Stock. The issuance of these securities is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Removed And Reserved

None.

Item 5. Other Information

None.

Item 6.    Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description
2.1 (1)	--	Asset Purchase Agreement between Green Tech Products, Inc. and Irish Knight Holdings, L.L.C., dated as of June 13, 2011
3.1 (2)	--	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 1, 2003, as amended
3.2 (3)	--	By-laws of GreenMan Technologies, Inc
10.1 (2)	--	Promissory Note dated August 1, 2011, issued by Irish Knight Holdings, L.L.C.
10.2 (2)	--	Indemnification Agreement dated August 1, 2011 between GreenMan Technologies, Inc. and Timothy Mahoney

Exhibit No.		Description
10.3 (4)	--	Form of Subscription Agreement between GreenMan Technologies, Inc. and certain investors, with respect to convertible promissory notes and warrants issued in April 2011
10.4 (4)	--	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in April 2011
10.5 (4)	--	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.6 (4)	--	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.7 (5)	--	Amendment No. 2, dated as of June 30, 2011, to the Exclusive Patent License Agreement dated as of June 17, 2009 between GreenMan Technologies, Inc. and M & R Development Inc., formerly known as American Power Group, Inc.
31.1	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

_______________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Current Report on Form 8-K dated June 13, 2011 and filed with the Commission on June 15, 2011, and incorporated herein by reference.
(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Current Report on Form 8-K dated July 29, 2011 and filed with the Commission on August 4, 2011, and incorporated herein by reference.
(3)	Filed herewith.
(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, and incorporated herein by reference.
(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Current Report on Form 8-K dated June 30, 2011 and filed with the Commission on July 7, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By: /s/ Lyle Jensen

Lyle Jensen

President & Chief Executive Officer

(Principal Executive Officer)

By: /s/ Charles E. Coppa

Charles E. Coppa

Chief Financial Officer

(Principal Accounting and Financial Officer)

Dated: August 8, 2011

-31-