Form 10-Q/A
period 2011-06-30
GREENMAN TECHNOLOGIES INC
filed 2011-08-15
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

31.1*	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2*	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101. INS	--	XBRL Instance Document
101. SCH	--	XBRL Taxonomy Extension Schema Document
101. CAL	--	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	--	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	--	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	--	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously furnished as exhibits to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By: /s/ Lyle Jensen

Lyle Jensen

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Charles E. Coppa

Charles E. Coppa

Chief Financial Officer

(Principal Accounting and Financial Officer)

Dated: August 15, 2011