Form 10-K
period 2011-09-30
GREENMAN TECHNOLOGIES INC
filed 2012-01-13
CIK 932699

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13776

GreenMan Technologies, Inc.
( Name of small business issuer in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Kimball Lane, Building A, Lynnfield, Massachusetts	01940
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2011, the last business day of the registrant’s most recent completed second quarter was approximately $16,378,465.

As of January 10, 2012, 37,620,510 shares of common stock of issuer were outstanding.

2

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

Part I

Item 1.    Business

General

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to August 1, 2011, GreenMan was comprised of two business segments, the dual fuel conversion operations (American Power Group) and the molded recycled rubber products operations (Green Tech Products) . As described below, our business changed substantially in August 2011, when we sold substantially all of the assets of our molded recycled rubber products operations.

Recent Developments

Divestiture of Molded Rubber Products Business

In March 2011, we announced our intention to divest our Green Tech Products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. On June 14, 2011 we entered into a definitive Asset Purchase Agreement with Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech’s senior managers, to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products. On July 29, 2011 our shareholders approved the sale and on August 1, 2011 we completed the sale and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Product’s liabilities, which were approximately $1.2 million, (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000 which is payable in increasing monthly installments over a period of 60 months.

U.S. Vehicular Rollout Initiative

In December 2010, the Environmental Protection Agency (“EPA”) approved our request for an initial 11 test exemptions for aftermarket dual fuel diesel trucks. The test exemptions provided us the ability to compliantly gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support anticipated changes to EPA approval requirements.

In April 2011, the EPA announced it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. The new regulations introduced new flexibilities for all clean alternative fuel converters and expand compliance options for certain categories of conversions building upon the concept that it is appropriate to treat conversions differently based on the age of the vehicle or engine being converted. Previously, the EPA regulations required vehicle and engine conversion systems to be converted by a certificate of conformity to gain regulatory exemption from potential tampering charges. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: 1) new or relatively new; 2) intermediate age (“IUL”), or 3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. Our initial focus has been on obtaining approval for vehicle families within the OUL category as we believe the testing requirements are less stringent than those for IUL category.

In September 2011, we were notified by the EPA that our first submission under the new regulations had been approved for the OUL Heavy Duty 2004 Caterpillar C-15 engine family. We believe that this first OUL approval provides us with a clear path for additional conversion approval submissions on a wide-array of heavy-duty aftermarket diesel truck engines utilizing our dual fuel technology. With the EPA acceptance of our testing protocol, we believe we can accelerate the preparation and submission timeline of subsequent OUL vehicle family submissions. In addition, we also intend to begin our IUL vehicle submission, which will be subject to different regulatory requirements but would expand our product offerings to include IUL vehicles.

Products and Services

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

•	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);
•	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or
•	100% diesel fuel.

The proprietary technology seamlessly displaces 40% to 70% of the normal diesel fuel consumption with various forms of natural gas and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.

By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 20% to 35%;
•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions;
•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source; and
•	Minimize diesel fuel storage space by as much as 50%.

Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.

Our Green Tech Products’ molded recycled rubber products operations, sold in August 2011, specialized in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments.

Manufacturing/Processing

Our dual fuel conversion enhancement system is configured by our internal engineering staff based on customer engine specifications and then modeled through Computational Fluid Dynamics Analysis to scientifically determine the optimum mixture of diesel and natural gas prior to final installation. All components, including several proprietary patented components, are purchased from external sources and currently assembled into installation kits at our Algona, Iowa location and then delivered on site for installation. All installations are managed by an American Power Group lead team or certified installer which completes final testing and commissioning of the diesel engines.

Our molded recycled rubber products operations had the maximum capacity to produce approximately 120,000 standard playground tile equivalents annually with 50,000 - 60,000 being considered the range of “normal” production capacity during the past several years. In addition, Green Tech Products had an exclusive five-year manufacturing and supply agreement with a third party based in China for distribution of certain proprietary playground equipment.

Raw Materials

As described above, dual fuel conversion components, including several proprietary components, are purchased from well known automotive parts suppliers as off-the-shelf components. We believe said suppliers are able to support the scalability of our business. While we believe our dual fuel conversion operations have access to sufficient components for the foreseeable future, management is currently identifying multiple potential sources for critical components to reduce the likelihood that supply issues could negatively impact our business.

Our molded products operations had access to an adequate supply of crumb rubber, sufficient to meet their historical production requirements.

Customers

Our dual fuel technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines estimated to be in the millions. The stationary market includes primary and backup diesel power generators for oil & gas drilling rigs, shale gas recovery pumps, hospitals, cold storage warehouses, data management centers, government and manufacturing facilities and maritime applications. Vehicular applications included corporate and private route fleets, refuse haulers, public transit, government vehicles, and school buses.

The EPA estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. The number of available international stationary and vehicular diesel engines is estimated to be significantly higher than the U.S. market.

Our molded recycled rubber products customers primarily consisted of schools, community and state parks, governmental agencies and child care centers.

Sales and Marketing

Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) international; (2) domestic stationary; and (3) domestic vehicular. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, sales representatives, and in-country international distributors, who in most instances are large well-known companies. We currently have two domestic exclusive dealers/certified installers, and exclusive distributors in over 6 countries which market and distribute our products and we are continuously seeking additional international and domestic distribution partners to expand our distribution network.

Our molded recycled rubber products operations used an experienced in-house sales staff for securing new accounts and marketing product offerings.

Competition

Under certain conditions it is not cost effective, or technologically feasible to convert a diesel engine to operate either entirely or partially on an alternative fuel.  Emission standards sometimes dictate the use of highly sophisticated technology that sometimes cannot be easily retrofit onto an engine and/or are cost prohibitive.  Under those situations, American Power Group offers customers a cost effective solution which can be used in heavy duty trucks, generators and other stationary industrial engines. As described earlier, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and natural gas or only diesel fuel, depending on the circumstances. The primary alternative fuel solutions available to existing diesel engine operators are:

•	New Engine- replace existing diesel engines with new 100% dedicated natural gas burning engines. This is usually a more expensive solution and available in only new engines.
•	Invasive retrofits - an existing diesel engine can be converted to be run exclusively on natural gas or some other type of fuel such as propane. The invasive solution tends to be a higher priced solution than dual fuel because the engine must be totally disassembled and re-configured to run exclusive on the new fuel.
•	Non-Invasive retrofits - are solutions where no major changes to the existing diesel engine are required. Our dual fuel conversion system is one of several known non-invasive retrofit systems available in the market.

Today, our primary focus is on upgrading the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.

Our molded recycled rubber products operations competed in a highly fragmented and decentralized market with a large number of small competitors that provided alternatives to our patented cold-cured molded tiles, such as “pour-in-place surfacing materials” or loose-fill surfacing materials (e.g., wood chips, mulch, sand, and pea gravel).

Government Regulation

Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing body is the EPA which is responsible for monitoring and enforcing emissions standards and safety issues. All domestic dual fuel conversion systems are subject to the rules of the EPA, with the primary requirement being the addition of our dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine’s original emission profile.

All vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA emission and safety guidelines or face anti-tampering infractions. Because our vehicular dual fuel system has not been previously EPA certified as a new system due to the unique nature of our dual fuel technology and the fact our primary initial target market is older, out-of-warranty diesel vehicles, we had to demonstrate to the EPA that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization. In December 2010, EPA approved our request for an initial 11 test exemptions for aftermarket dual fuel diesel trucks. Under this exemption provision, eleven initial test vehicles were granted exemptions for the purpose of testing and verifying that the company’s non-invasive dual fuel system meets the EPA’s requirements for emissions and safety. The test exemptions provided us the ability to gather critical engine performance and emission data on a pre-dual fuel and post-dual fuel basis to support anticipated changes to EPA approval requirements.

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

Our molded recycled production operations were governed by industry design and safety standards, but no specific government permits or regulations are required to market our products and services.

Protection of Intellectual Property Rights and Proprietary Rights

Our American Power Group subsidiary has an exclusive, worldwide license under one U.S. patent for dual fuel conversion technology owned by M&R Development.

We have used the name “GreenMan” in interstate commerce since inception and assert a common law right in and to that name.

We use the name American Power Group in interstate commerce and assert a common law right in and to that name.

Our Green Tech Products subsidiary had been granted three U.S. patents for various molded products and one for its method for making cold-cured composite molded articles. In addition, Green Tech Products had been granted ten trademarks.

Employees

As of September 30, 2011, we had 18 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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

Risks Related to our Business

By completing the August 2011 sale of our molded rubber products business, we have sold the operations which have historically generated substantially all our revenue and cash flow during the past three years. Our remaining dual fuel conversion business has lost money in the past nine consecutive fiscal quarters and will need additional working capital if we do not return to sustained profitability. If additional capital is not received, it may force us to adjust operations accordingly.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $7.2 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the fiscal year ended September 30, 2011 was up over 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010. As of January 1, 2012, we had approximately $0.8 million of backlog orders from customers with the potential for over $1.5 million of additional follow-on orders. In addition, we have quoted over $70 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

We will require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

Substantial expenditures will be required to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution in the United States. In addition, we will need additional capital to continue operations and will endeavor to raise funds through the financing of debt or issuance of equity shares and generate revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. We may also seek funding for the manufacturing and marketing of our products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us if at all. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm contains an explanatory paragraph regarding our ability to continue as a going concern on our audited financial statements for the fiscal year ended September 30, 2011. This explanation indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at September 30, 2011 to cover our operating capital requirements for the next twelve-month period. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. Such an audit report from our independent registered public accounting firm may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms. There can be no assurance that our auditing firm will not include the same explanation in its opinion in the future.

Improvement in our business depends on our ability to increase demand for our products and services.

While we experienced an over 430% increase in revenue during fiscal 2011, our dual fuel conversion business has generated limited revenue from operations since we began in 2009, and may not generate any significant or sufficient revenue from its current operations to continue future operations.   However, to achieve profitable operations, we alone or with others, must successfully initiate and maintain sales and distribution of our products.  Substantial expenditures will be required to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution on in the United States. In certain instances, potential customers may require an extended test period of our product before agreeing to purchase it. The time frame necessary to achieve increasing sustainable revenue for any individual product is uncertain.  There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.

Risk of technological obsolescence and competition

We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, we will encounter competition from many sources, including other well-established and larger dominant original equipment providers such as CAT, Cummings, Detroit Diesel, Volvo and Mercedes.  Many of these competitors have substantially greater financial resources as well as substantially greater experience in conducting testing, manufacturing and marketing of products than we do.  In addition, our competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

We may be subject to other third-party intellectual property rights claims

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on patents, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we gain increasing market share, the possibility of intellectual property rights claims against our licensed dual fuel technology could grow. While the licensor is responsible for defending all claims against the licensed dual fuel technology, property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of our distribution agreements require us to indemnify the partner for third-party intellectual property infringement claims and may require that we pay the damages if there were an adverse ruling in any such claims and the licensor was unable to adequately indemnify us.  If litigation is successfully brought by a third party against us and/or the licensor in respect of intellectual property, we may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we or the licensor may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.

There is uncertainty relating to the ability of the company to enforce its rights under the content partner agreements

Several of our exclusive distribution agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.   In addition, some of the exclusive distribution agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions.  If a dispute were to arise under an exclusive distribution agreement and the related arbitration provision was not effective, then we would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

Creditworthiness of distributors is an ongoing concern

We may not always be able to collect all funds owed to us by our distributors.  Some distributors may experience financial difficulties which may adversely impact our collection of accounts receivable.  We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors.  If our uncollectible accounts exceed that amount for which we have planned, this would adversely impact our operating results. We intend to minimize this concern with international customers by selling most of our products by way of advanced deposits and letters of credit or similar payment methods.

Dependence on others; manufacture and installation capabilities

An important element of our strategy for the marketing and release of our products is to enter into various arrangements with distribution and installation entities.  The success and commercialization of our dual fuel products will be dependent, in part, upon our ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market.

We plan to assemble our dual fuel installation kits in-house after receiving components from outside vendors and have the kits installed by independent certified installers. Therefore, we may be dependent on contract manufacturers for the production of certain critical components for products as well as their installation.  In the event that we are unable to obtain or retain the necessary components and services on acceptable terms, we may not be able to continue to commercialize and market our products as planned.   There can be no assurance that we will be able to i) obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of our products with manufacturers whose facilities and procedures comply with our requirements, or iii) that such manufacturers will be able to adequately supply us with our product needs.  Our dependence upon others for the manufacture of certain critical components may adversely affect our ability to develop and deliver products on a timely and competitive basis.

Our success depends on the retention of our senior management and other key personnel.

Our success depends largely on the skills, experience and performance of our senior management. The loss of any key member of senior management could have a material adverse effect on our business.

Inflation and changing prices may hurt our business.

Generally, we are exposed to the effects of inflation and changing prices. Because our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase).

If we acquire other companies or businesses we will be subject to risks that could hurt our business.

A part of our business strategy is based on future acquisitions or significant investments in businesses that offer complementary products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions completed by our company may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.

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

Effective on February 24, 2011, our common stock no longer traded on the OTC Bulletin Board and began trading on the OTC Markets Group’s OTCQB tier. Our common stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our common stock may be highly volatile. Additionally, the market price of our common stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

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

We incur substantial costs to operate as a public reporting company.

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies, and they contribute significantly to our operating losses. In addition, the rules and regulations of the Securities and Exchange Commission impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our limited senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. The OTC Markets Group imposes no specific quotation requirements for its OTCQB tier other than that issuers must be current in their reporting to the Securities and Exchange Commission. If we are successful in listing our stock for trading on a national securities exchange or having our stock quoted on the Nasdaq Stock Market, we will be subject to additional disclosure and governance obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.

We have options, warrants and convertible notes currently outstanding. Their exercise and/or conversion will cause dilution to existing and new shareholders.

As of September 30, 2011, we had options and warrants outstanding to purchase 4,922,618 additional shares of Common Stock and notes payable convertible into 4,072,418 shares of Common Stock. These reserved shares relate to the following: 3,905,500 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 1,017,118 shares for issuance upon exercise of other stock options and stock purchase warrants.

The exercise of these options and warrants and the conversion of the notes payable will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2011, approximately 34 million shares of our common stock were eligible for sale in the public market exclusive of the options and warrants noted above.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit your ability to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 22 percent of our outstanding common stock as of September 30, 2011. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.      Properties

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month.

During fiscal 2010, our dual fuel subsidiary rented office and warehousing space in Algona, Iowa on a tenant at will basis and recorded rent expense of $74,949. On October 1, 2010 they signed a one-year lease with a related party for additional office space and warehouse space in Algona, Iowa at an annual rental of $106,968.

We consider our properties in good condition, well maintained and generally suitable to carry on our business activities for the foreseeable future.

Item 3.     Legal Proceedings

In January 2011, the Orland Unified School District, Orland, California filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. To avoid further expenses of litigation, in August 2011, we entered into a settlement agreement with the plaintiff. The plaintiff dismissed the lawsuit and released all of its claims against all of the defendants, in exchange for our agreement to pay the plaintiff $100,000, of which $50,000 has been paid and $25,000 is payable on each of the first and second anniversaries of the execution of the agreement.

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

Item 4.     Removed and Reserved

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has traded on the OTC Market Group’s OTCQB tier under the symbol “GMTI” since February 2011. Prior to that time our stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. Quotations from the OTC Markets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal 2010
Quarter Ended December 31, 2009	$ 0.58	$ 0.40
Quarter Ended March 31, 2010	0.48	0.32
Quarter Ended June 30, 2010	0.50	0.29
Quarter Ending September 30, 2010	0.69	0.40

Fiscal 2011
Quarter Ended December 31, 2010	$ 0.61	$ 0.40
Quarter Ended March 31, 2011	0.60	0.39
Quarter Ended June 30, 2011	0.89	0.55
Quarter Ending September 30, 2011	0.89	0.70

On January 10, 2012 the closing price of our common stock was $.61 per share.

As of September 30, 2011, we estimate the approximate number of stockholders of record of our common stock to be 1,500. This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2011 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2011 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	3,883,500	$ 0.35	1,993,000
Equity compensation plans not approved by stockholders (2)	22,000	1.26	—
	3,905,500		1,993,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e. 1993 Plan and the 2005 Plan)
(2)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plan that has not been approved by shareholders (the 1996 Non-Employee Director Plan)

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

Introduction

As described in Item 1, our business changed in August 2011, when we sold substantially all of the assets of our Green Tech Products, Inc. molded rubber products operations. Green Tech Products’ assets, liabilities and results of operations are classified as discontinued operations for all periods to be presented in the Form 10-K for the fiscal years ended September 30, 2011 and 2010.

Fiscal Year ended September 30, 2011 Compared to Fiscal Year ended September 30, 2010

Net sales from continuing operations for the fiscal year ended September 30, 2011 increased $1,435,111 or 432% to $1,767,644 as compared to net sales of $332,533 for the fiscal year ended September 30, 2010. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.

During the fiscal year ended September 30, 2011, we incurred a negative gross profit of $65,398 as compared to a negative gross profit of $697,006 for the fiscal year ended September 30, 2010. Although dual fuel revenue levels were higher, they were not sufficient to fully absorb all manufacturing overhead costs which negatively impacted the gross profit for the fiscal year ended September 30, 2011 and was primarily the reason for the negative gross profit during the fiscal year ended September 30, 2010.

Selling, general and administrative expenses for the fiscal year ended September 30, 2011 increased $99,523 or 3% to $3,467,094 as compared to $3,367,571 for the fiscal year ended September 30, 2010. The increase was primarily attributable to increased selling, professional and non-cash stock option amortization expense and the allocation of more internal resources to our ongoing dual fuel research and development efforts during the fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2011, we recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed.

Expenses for internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions, and research and development overhead increased $622,655 or 89% to $1,322,021 for the fiscal year ended September 30, 2011 as compared to $699,366 for the fiscal year ended September 30, 2010.

During the fiscal year ended September 30, 2011, interest and financing expense increased $730,941 to $819,475 including $506,734 of non-cash financing costs as compared to $88,534 for the fiscal year ended September 30, 2010 due to increased borrowings.

During the fiscal year ended September 30, 2011, we recognized a net income tax benefit of $321,519 associated with refundable federal and state income taxes.

Our net loss from continuing operations was $5,637,681 for the fiscal year ended September 30, 2011 as compared to a net loss of $4,933,508 for the fiscal year ended September 30, 2010.

During the fiscal year ended September 30, 2011, we recognized a loss on sale of discontinued operations net of $59,526 associated with the sale of our molded rubber products business in August 2011. The loss from discontinued operations for the fiscal year ended September 30, 2011 of $1,116,413 relates to the net results of our molded rubber products operations including approximately $449,000 associated with a non-cash impairment loss and an inventory valuation allowance recorded during the year. The loss from discontinued operations of $708,322 for the fiscal year ended September 30, 2010 relates primarily to the net results of our molded rubber products operations which was offset by income from discontinued operations of $148,569 primarily with a reduction of income tax expense.

Our net loss for the fiscal year ended September 30, 2011 was $6,813,620 or ($.19) per basic share as compared to $5,641,830 or ($.17) per basic share for the fiscal year ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had $453,657 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $2,666,042. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three years and we have incurred substantial losses from operations over the past three fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional financing, generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

Our Consolidated Statements of Cash Flows reflect events for the fiscal year ended September 30, 2011 and 2010 as they affect our liquidity. During the fiscal year ended September 30, 2011, net cash used in operating activities was $4,361,708. Our net loss for the fiscal year ended September 30, 2011 was $6,813,620 (including a non-cash impairment loss of $598,479 including an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses and changes to our working capital: $1,117,562 of depreciation and net amortization and a $911,168 increase in accounts payable and accrued expenses. During the fiscal year ended September 30, 2010, net cash used by operations was $4,880,128. Our net loss for the fiscal year ended September 30, 2010 was $5,641,830, with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $663,441 of depreciation and net amortization and a net decrease of $459,845 in accounts receivable, inventory and other assets. This was offset by a net decrease of $475,265 in accounts payable and accrued expenses.

Net cash provided by investing activities was $733,705 for the fiscal year ended September 30, 2011, reflecting the maturing of several certificates of deposit which offset the purchase of machinery and equipment. Net cash provided by investing activities was $3,270,830 for the fiscal year ended September 30, 2010, reflecting the maturing of a certificate of deposit as well as the sale of marketable investments which offset the purchase of machinery and equipment.

Net cash provided by financing activities was $3,488,110 during the fiscal year ended September 30, 2011, reflecting the proceeds of approximately $2.2 million of new notes payable and $2.2 million of convertible notes payable and normal debt payments. Net cash provided by financing activities was $141,860 during the fiscal year ended September 30, 2010, reflecting the normal debt payments and the proceeds from new notes payable including $323,500 of related party notes payable.

In order to ensure the future viability of GreenMan, management has implemented or is in the process of implementing the following actions:

A.     Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We used approximately $800,000 of the proceeds to repay a secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

B.     Short Term Promissory Notes

In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 321,750 additional shares of Common Stock including 10,000 shares of Common Stock as a placement fee.

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

In October 2011, the holder of $250,000 of these notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 421,750 additional shares of Common Stock to the holders in aggregate.

C.     Convertible Promissory Notes

Between October 2010 and March 2011, we issued our 10% unsecured convertible promissory notes for gross proceeds of $500,000. The convertible notes are due 24 months after issuance and are convertible, at any time after six months from issuance, into shares of Common Stock at a conversion price of 85% of the closing price of our Common Stock on the day the notes were issued.

Between April 2011 and July 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The convertible notes are due 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $.59. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant is exercisable for a period of five years after the date the investor subscribed for his or her note, at a price of $.65 per share.

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds and as of December 31, 2011 had issued $507,000 of notes. The convertible notes are payable 24 months after issuance and are convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3 at a price equal to 95% of the closing bid price of the Common Stock on the day the notes were issued. (See Note 14)

D.     Strategic Financial Advisor Agreement

In December 2010, we engaged Northland Capital Markets under a one year agreement to principally provide strategic financial advice in the area of capital raising activities. In December 2011, the agreement expired and we engaged Ardour Capital, LLC to serve as our new financial advisor. Ardour Capital is the leading research and investment-banking firm exclusively focused on energy technology, alternative energy and power, and clean and renewable technologies.

E.     Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C. a company co-owned by two of Green Tech Product’s senior managers. (See Note 2)

F.     Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $7.2 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the fiscal year ended September 30, 2011 was up over 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010. As of January 1, 2012, we had approximately $0.8 million of backlog orders from customers with the potential for over $1.5 million of additional follow-on orders. In addition, we have quoted over $70 million in potential dual fuel revenue and are working aggressively to convert these quotes into orders.

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes because we no longer maintain any floating-rate debt.

Off-Balance Sheet Arrangements

We lease our Iowa facilities under a non-cancelable short term operating lease which are described in Note 8 to our Audited Consolidated Financial Statements.

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

Our molded recycled rubber products operations derived revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from installations of our products are recognized when the installation is complete.

Recent Accounting Pronouncements

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs	This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income	This ASU requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. We do not expect a material impact on our financials due to the implementation of this guidance. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment	This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact on our financials due to the implementation of this guidance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

For information required with respect to this Item 8, see “Consolidated Financial Statements” on pages 29 through 51 of this report.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2011 and concluded that it is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Maurice E. Needham	71	Chairman of the Board of Directors
Lyle Jensen	61	Chief Executive Officer; President; Director
Charles E. Coppa	48	Chief Financial Officer; Treasurer; Secretary
Dr. Allen Kahn	90	Director
Lew F. Boyd	66	Director
Kevin Tierney	52	Director
Thomas Galvin	59	Director

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2011 and 2010, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2011 and 2010, respectively.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)(2)	All Other Compensation(3)	Total
Lyle Jensen	2011	$250,000	$—	$4,800	$20,353	$275,153
Chief Executive Officer	2010	250,000	—	—	22,902	272,902

Charles E. Coppa	2011	$161,500	$—	$22,000	$17,165	$200,665
Chief Financial Officer	2010	161,500	—	25,000	16,413	202,913

(1)	Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2011 and September 30, 2010, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.
(2)	During fiscal 2011, Mr. Jensen and Mr. Coppa were granted options to purchase 15,000 and 75,000 shares of Common Stock respectively, which vest immediately on the date of grant and have a ten-year term. During fiscal 2010, Mr. Coppa was granted options to purchase 100,000 shares of Common Stock which vest at an annual rate of 20% over a five-year period from the date of grant and have a five-year term.
(3)	Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances.

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

Mr. Jensen did not receive any incentive compensation during fiscal 2011 or 2010.

Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary to $161,500 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days prior notice. The agreement provides for payment of twelve months’ salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa’s base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa’s employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen did not receive any incentive compensation during fiscal 2011 or 2010.

Outstanding Equity Awards

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2011:

		Number of Securities Underlying		Exercise	Option
		Unexercised Options		Price	Expiration
Name	Date of Grant	Exercisable	Unexercisable	Per Share	Date
Lyle Jensen	March 12, 2002 (1)	25,000	--	$1.51	March 12, 2012
	August 23, 2002 (2)	2,500	--	$1.80	August 23, 2012
	February 20, 2003 (3)	2,000	--	$1.95	February 20, 2013
	April 24, 2004 (3)	2,000	--	$1.10	April 24, 2014
	June 15, 2005 (3)	2,000	--	$0.51	June 15, 2015
	April 12, 2006 (4)	500,000	--	$0.28	April 12, 2016
	December 18, 2006 (4)	80,000	20,000	$0.35	December 18, 2016
	December 29, 2006 (5)	25,000	--	$0.36	December 29, 2016
	February 8, 2008 (5)	100,000	--	$0.34	February 8, 2018
	September 30, 2008 (5)	100,000	--	$0.33	September 30, 2018
	November 17, 2008 (4)	40,000	60,000	$0.33	November 17, 2018
	June 8, 2009 (5)	100,000	--	$0.22	June 8, 2019
	June 27, 2011 (5)	15,000	--	$0.80	June 27, 2021

Charles E. Coppa	January 12, 2001 (2)	40,000	--	$0.40	January 12, 2011
	August 23, 2002 (2)	7,500	--	$1.80	August 23, 2012
	June 6, 2006 (4)	137,000	--	$0.36	June 6, 2016
	September 28, 2007 (4)	36,000	9,000	$0.35	September 28, 2017
	November 18, 2008 (4)	40,000	60,000	$0.35	November 18, 2018
	June 8, 2009 (4)	80,000	120,000	$0.22	June 8, 2019
	March 4, 2010 (4)	20,000	80,000	$0.36	March 4, 2020
	December 16, 2010 (5)	25,000	--	$0.45	December 16, 2020
	June 27, 2011 (5)	50,000	--	$0.80	June 27, 2021

(1)	These options are non-qualified, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.
(2)	These options were granted under the 1993 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.
(3)	These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.
20

(4)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.
(5)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2011:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards (2) (3)	All Other Compensation	Total
Maury Needham (4)	$—	$22,000	$109,347	$131,347
Lew Boyd (5)	$20,000	$22,000	$—	$42,000
Dr. Allen Kahn	$20,000	$6,000	$—	$26,000
Kevin Tierney, Sr	$20,000	$—	$—	$20,000
Thomas Galvin	$20,000	$—	$—	$20,000
(1)	All non-employee directors receive a quarterly board fee of $5,000 per quarter.
(2)	Amounts shown do not reflect compensation actually received by the named director. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2011, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.
(3)	During fiscal 2011, Messrs. Needham and Boyd were each granted options to purchase 75,000 shares of common stock at exercise prices ranging from $.45 to $.80 per share and Dr. Kahn was granted options to purchase 25,000 shares at an exercise price of $.45 per share. All options have a 10 year term and vest immediately upon date of grant.
(4)	During fiscal 2011, we paid Mr. Needham $109,347 relating to salary, health and life insurance and auto allowance.

(5)	During fiscal 2011 we paid a company owned by Mr. Boyd $97,510 for consulting services.

As of September 30, 2011, each Director who are not named executive officers for the fiscal year ended September 30, 2011 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	807,500
Lew Boyd	300,500
Dr. Allen Kahn	184,500
Kevin Tierney, Sr.	50,000
Thomas Galvin	50,000

Stock Option Plans

Our 1993 Stock Option Plan (the “1993 Plan”) was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. The 1993 Plan expired on June 10, 2004 as it related to new grants.

As of September 30, 2011 there were 22,500 options granted and outstanding under the 1993 Plan which are exercisable at $1.80 per share.

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
21

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

During the year ended September 30, 2011, 280,000 options were granted under the 2005 Plan at prices ranging from $.24 to $.32. As of September 30, 2011 there were 3,861,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.80.

Non-Employee Director Stock Option Plan

Our 1996 Non-Employee Director Stock Option Plan was intended to promote our interests by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of our Board of Directors. During fiscal 2006, the Compensation Committee agreed to discontinue future option grants made under the Non-Employee Director Stock Option Plan.

As of September 30, 2011, options to purchase 22,000 are outstanding and exercisable at prices ranging from $0.51 to $1.95.

Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2011 and 2010.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2011:

•	by each of our directors and executive officers;
•	by all of our directors and executive officers as a group; and
•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2011, 36,173,033 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (3)	4,903,000	13.53%
Maury Needham (4)	1,915,839	5.22%
Lyle Jensen (5)	1,768,522	4.75%
Charles E. Coppa (6)	949,095	2.59%
Lew F. Boyd (7)	549,678	1.51%
Kevin Tierney, Sr. (8)	61,500	*
Thomas Galvin (9)	64,168	*
All officers and directors as a group (7 persons)	10,211,802	26.56%

* less than 1%

_____________________________

(1)	Except as noted, each person’s address is care of GreenMan Technologies, Inc., Building A, Lynnfield, MA 01940.
22

(2)	Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)	Includes 77,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(4)	Includes 527,500 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham’s wife.
(5)	Includes 1,033,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(6)	Includes 415,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(7)	Includes 193,500 shares of common stock issuable pursuant to immediately exercisable stock options.
(8)	Includes 20,000 shares of common stock issuable pursuant to immediately exercisable stock options
(9)	Includes 10,000 shares of common stock issuable pursuant to immediately exercisable stock options

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Class (2)
Iowa State Bank (1)	2,000,000	5.53%

(1)	Iowa State Bank holds 2,000,000 shares of our common stock as collateral pursuant to the terms of a November 9, 2010 credit facility with our American Power Group, Inc. subsidiary. Iowa State Bank’s address is 5 East Call Street, Algona, Iowa, 50511. The shares are to be returned when the credit facility is paid off.

Common Stock Authorized for Issuance Under Equity Compensation Plans

For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2011, see Note 9 (“Stockholders’ Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation – Employment Agreements’, above, and “Certain Relationships and Transactions – Stock Issuances: Stock Options; Warrants”, below.

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

On September 17, 2010, Dr. Kahn and Mr. Coppa loaned us $323,500 in aggregate, pursuant to the terms of a private offering of 12% unsecured, six-month notes payable. In addition, the Board of Directors approved the issuance of 161,750 shares of unregistered Common Stock in aggregate to Dr. Kahn and Mr. Coppa in conjunction with a debt offering and recorded a deferred financing expense of $72,788 (the assigned fair value based on the closing bid price). In February 2011, Mr. Boyd loaned us $20,000 under the same terms and was issued 10,000 shares of unregistered Common Stock valued at $4,700 (the assigned fair value based on the closing bid price). On March 11, 2011, Dr. Kahn and Mr. Coppa agreed to extend the maturity of their note for an additional six months after the original maturity date of their notes in return for the issuance of 161,750 shares of unregistered Common Stock valued at $84,293 (the assigned fair value based on the closing bid price).

During January 2011 Messrs. Needham, Coppa, Boyd and Dr. Kahn exercised options to purchase an aggregate of 108,667 shares of Common Stock at prices ranging from $.28 to $.45 per share.

On February 8, 2011, Messrs. Tierney and Galvin agreed to accept 41,668 shares of unregistered Common Stock (valued at $16,667) in lieu of cash for certain director’s fees due the individuals.

Related Party Transactions

On November 18, 2008 we entered into a month-to-month consulting agreement at a rate of $7,500 per month with a company owned by Mr. Boyd who also serves as the Chairman of our Compensation committee. The consulting firm is currently providing assistance in the areas of due diligence support, “green” market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine. During the fiscal years ended September 30, 2011 and 2010 we paid $97,508 and $100,879, respectively relating to this contract.

On June 17, 2009 we entered into an Exclusive Patent License Agreement between our company and M & R Development Inc., (“M&R”) formerly known as American Power Group, Inc. and currently co-owned by one of our American Power Group employees. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R’s patented dual fuel alternative energy technology. During the fiscal years ended September 30, 2011 and 2010 we incurred license fees to M&R of $173,637 and $3,650, respectively.

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets we acquired a promissory note from the previous owners of M&R, payable to GreenMan, in the principal amount of $800,000. Per our agreement, 25% of any royalties due from time to time to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. During the fiscal year ended September 30, 2011 we applied $43,409 of license fees due against accrued interest due under the note. As of September 30, 2011, accrued interest due under the note was $51,514. The note is due in a single, lump sum payment on July 27, 2013.

During fiscal 2010, our dual fuel subsidiary rented office and warehousing space on a tenant at will basis from M&R and recorded rent expense of $74,949. On October 1, 2010 they signed a one-year lease with M&R for additional office space and warehouse space at an annual rental of $106,968. On October 1, 2011, a new 2 year lease with M&R at an annual rental of $120,000. The lease maybe renewed for an additional 2 year term at a mutually agreed upon rate.

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

Item 14.     Principal Accounting Fees and Services

The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2011 and 2010.

In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2011 and 2010. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.

Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2011 and 2010 and (2) the review of the financial statements included in our company’s Form 10-Q filings for fiscal 2011 and 2010 were $155,915 and $141,293, respectively.

Audit-Related Fees. The aggregate fees billed in fiscal 2011 and 2010 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $12,171 and $1,014, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations and assurance services on specific transactions.

Tax Fees. The aggregate fees billed in fiscal 2011 and 2010 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $34,363 and $39,600, respectively.

All Other Fees. There were no other fees billed during fiscal 2011 and 2010 by SDKAS.

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

During fiscal 2011 and 2010, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 29.
(b)	The following exhibits are filed with this report:

Exhibit No.	Description

2.1 (1)	--	Asset Purchase Agreement dated as of June 13, 2011, between Green Tech Products, Inc. and Irish Knight Holdings, L.L.C.
2.2 (2)	--	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and American Power Group, Inc.
2.3 (3)	--	Amendment No. 2 dated June 30, 2011, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and American Power Group, Inc.
2.4 *	--	Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R, Inc. (formerly known as American Power Group, Inc.) to American Power Group (formerly known as GreenMan Alternative Energy, Inc.)
2.5 (4)	--	Promissory Note dated August 1, 2011, issued by Irish Knight Holdings, L.L.C.
2.6 (4)	--	Indemnification Agreement dated August 1, 2011, between GreenMan Technologies, Inc. and Timothy Mahoney
3.1 (4)	--	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 *	--	By-laws of GreenMan Technologies, Inc.
4.1 (5)	--	Specimen certificate for Common Stock of GreenMan Technologies, Inc.
10.1 (6)	--	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham
10.2 (7)	--	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen
10.3 (8)	--	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen
10.4 (9)	--	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa
10.5 (8)	--	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa
10.6 (10)	--	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.

10.7 (5)	--	1993 Stock Option Plan
10.8 (11)	--	2005 Stock Option Plan, as amended
10.9 (5)	--	Form of confidentiality and non-disclosure agreement for executive employees
10.10 (12)	--	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.11 (13)	--	Commercial Loan Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.12 (13)	--	Asset Based Financing Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.13 (13)	--	Promissory Note dated as of November 9, 2010, issued by American Power Group, Inc. in favor of Iowa State Bank
10.14 (13)	--	Commercial Security Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.15 (13)	--	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.16 (13)	--	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.17 (14)	--	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10.18 (14)	--	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.19 (14)	--	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.20 (15)	--	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.21 (15)	--	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.22 (16)	--	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.23 (15)	--	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc.
10.24 (15)	--	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.25 (16)	--	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.26 (16)	--	Subscription Agreement dated February 11, 2011, between Lew Boyd and GreenMan Technologies, Inc.
10.27 (16)	--	Unsecured Promissory Note dated as of February 11, 2011, issued by GreenMan Technologies, Inc. in favor of Lew Boyd
10.28 (17)	--	Form of Subscription Agreement between GreenMan Technologies, Inc. and certain investors, with respect to convertible promissory notes and warrants issued in April 2011
10.29 (17)	--	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in April 2011
10.30 (17)	--	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011

10.31 *	--	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
21.1 *	--	List of All Subsidiaries
31.1 *	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 *	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 *	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 13, 2011 and filed June 15, 2011, and incorporated herein by reference.
(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 30, 2011 and filed June July 7, 2011, and incorporated herein by reference.
(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated July 29, 2011 and filed August 4, 2011, and incorporated herein by reference.
(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.
(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.
(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.
(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.
(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.
(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.
(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.
(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.
(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated December 19, 2011 and filed December 23, 2011, and incorporated herein by reference.
(15)	Filed as and Exhibit to GreenMan Technology’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.
(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.
(17)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter ended March 31, 2011

*	Filed herewith

GreenMan Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GreenMan Technologies, Inc.

Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of GreenMan Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenMan Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur substantial losses from operations, has not generated positive cash flows and has insufficient liquidity to fund its ongoing operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ schechter dokken kanter andrews & Selcer, ltd.

Minneapolis, Minnesota

January 13, 2012

GreenMan Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$153,657	$186,104
Certificates of deposit	—	500,000
Certificates of deposit, restricted	300,000	257,500
Accounts receivable, trade, less allowance for doubtful accounts of $151,840 and $301 as of September 30, 2011 and September 30, 2010	371,575	29,913
Inventory	348,179	303,636
Costs in excess of billings	143,770	—
Seller’s note, related party, current portion	275,000	325,000
Prepaid expenses	164,912	202,566
Other current assets	112,921	151,047
Assets related to discontinued operations	—	1,780,909
Total current assets	1,870,014	3,736,675
Property, plant and equipment, net	383,540	477,500
Other assets:
Certificates of deposit, restricted	—	300,000
Long term contracts, net	391,672	441,667
Seller’s note, related party, non-current	525,000	475,000
Purchased technology, net	391,672	441,667
Other	224,898	229,685
Assets related to discontinued operations	—	758,226
Total other assets	1,533,242	2,646,245
	$3,786,796	$6,860,420

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$969,424	$571,869
Accrued expenses	917,984	649,938
Billings in excess of cost	42,707	24,450
Notes payable, current	2,167,285	92,896
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	370,138	300,873
Liabilities relating to discontinued operations	—	992,151
Total current liabilities	4,536,056	2,700,695
Notes payable, non-current	84,695	920,870
Convertible notes payable, non-current	1,739,460	—
Obligations due under lease settlement, non-current	505,540	505,540
Liabilities related to discontinued operations	—	214,919
Total liabilities	6,865,751	4,342,024

Stockholders' (deficit) equity:
Preferred stock, $1.00 par value, 1 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 36,173,033 shares and 33,300,060 issued and outstanding at September 30, 2011 and 2010	361,730	333,001
Additional paid-in capital	40,297,853	39,090,313
Common shares held as collateral	(20,000)	—
Accumulated deficit	(43,718,538)	(36,904,918)
Total stockholders’ (deficit) equity	(3,078,955)	2,518,396
	$3,786,796	$6,860,420

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Operations

	Years Ended September 30,
	2011	2010
Net sales	$1,767,644	$332,533
Cost of sales	1,833,042	1,029,539
Gross loss	(65,398)	(697,006)
Operating expenses:
Selling, general and administrative	3,467,094	3,367,571
Impairment loss	149,600	—
Research and development	1,322,021	699,366
	4,938,715	4,066,937
Operating loss from continuing operations	(5,004,113)	(4,763,943)
Non-operating income (expense):
Interest income	53,191	167,664
Interest and financing costs	(819,475)	(88,534)
Realized loss on investments	—	(28,393)
Other, net	(188,803)	(220,302)
Non-operating income (expense)	(955,087)	(169,565)
Loss from continuing operations before income taxes	(5,959,200)	(4,933,508)
Income tax benefit	321,519	—
Loss from continuing operations	(5,637,681)	(4,933,508)
Discontinued operations:
Loss on sale of discontinued operations, net of taxes	(59,526)	—
Loss from discontinued operations, net of taxes	(1,116,413)	(708,322)
	(1,175,939)	(708,322)
Net loss	$(6,813,620)	$(5,641,830)

Loss from continuing operations per share – basic and diluted	$(0.16)	$(0.15)
Loss from discontinued operations per share – basic and diluted	(0.03)	(0.02)
Net loss per share – basic and diluted	$(0.19)	$(0.17)

Weighted average shares outstanding - basic	35,621,150	33,110,940

Weighted average shares outstanding - diluted	35,621,150	33,110,940

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Years Ended September 30, 2011 and 2010

					Accumulated	Common
			Additional		Other	Shares
	Common Stock		Paid In	Accumulated	Comprehensive	Held As
	Shares	Amount	Capital	Deficit	Loss	Collateral	Total
Balance, September 30, 2009	33,077,310	$330,773	$38,839,342	$(31,263,088)	$(19,849)	$—	$7,887,178
Compensation expense associated with stock options	—	—	155,611	—	—	—	155,611
Reclassification adjustment for net loss realized in income	—	—	—	—	19,849	—	19,849
Common stock issued on exercise of options	36,000	360	11,940	—	—	—	12,300
Common stock issued for services rendered	25,000	250	12,250	—	—	—	12,500
Common stock issued with promissory notes	161,750	1,618	71,170	—	—	—	72,788
Net loss for fiscal year ended September 30, 2010	—	—	—	(5,641,830)	—	—	(5,641,830)
Balance, September 30, 2010	33,300,060	$333,001	$39,090,313	$(36,904,918)	$—	$—	$2,518,396
Compensation expense associated with stock options	—	—	252,482	—	—	—	252,482
Common stock issued with promissory notes	581,750	5,817	278,276	—	—	—	284,093
Common stock issued on exercise of options	249,555	2,495	66,905	—	—	—	69,400
Common stock issued for services rendered	41,668	417	16,250	—	—	—	16,667
Common stock issued as additional collateral	2,000,000	20,000	—	—	—	(20,000)	—
Beneficial conversion discount on convertible notes payable	—	—	403,711	—	—	—	403,711
Value of warrants issued for financing	—	—	189,916	—	—	—	189,916
Net loss for fiscal year ended September 30, 2011	—	—	—	(6,813,620)	—	—	(6,813,620)
Balance, September 30, 2011	36,173,033	$361,730	$40,297,853	$(43,718,538)	$—	$(20,000)	$(3,078,955)

See accompanying notes to consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,813,620)	$(5,641,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss and inventory valuation allowance	448,879	—
Impairment loss on deposits	149,600	—
Loss on disposal of discontinued operations	59,526	—
Loss on sale of investments	—	28,393
Shares issued for services rendered	16,667	12,500
Shares issued for loan agreements	—	72,788
Warrants issued	2,905	—
Depreciation	187,942	206,913
Deferred financing costs	(81,305)	—
Amortization of deferred financing costs	20,198	—
Stock compensation expense	252,482	155,611
Amortization of stock issued with debt	351,313	—
Amortization of warrants and discounts issued with debt	105,182	—
Amortization of patents	10,830	21,667
Amortization of long term contracts	139,620	229,250
Amortization of purchased technology	49,995	50,000
(Increase) decrease in assets:
Accounts receivable	(194,223)	174,398
Inventory	135,304	83,614
Costs in excess of billings	(143,770)	—
Prepaid and other current assets	95,049	225,593
Other assets	(83,707)	(23,760)
(Decrease) increase in liabilities:
Accounts payable	579,076	243,955
Billings in excess of costs	18,257	—
Accrued expenses	332,092	719,220
Net cash used in operating activities	(4,361,708)	(4,880,128)
Cash flows from investing activities:
Purchase of property and equipment	(52,957)	(309,382)
Maturity of certificates of deposit	757,500	742,500
Note received in sale of Green Tech Products assets	150,000	—
Cash provided in sale of Green Tech Products assets	(120,838)	—
Proceeds from marketable investments	—	2,837,712
Net cash provided by investing activities	733,705	3,270,830
Cash flows from financing activities:
Proceeds from notes payable	2,190,372	255,420
Proceeds from convertible notes payable	2,225,000	—
Proceeds from notes payable, related party	152,302	323,500
Repayment of notes payable	(998,707)	(400,553)
Repayment of notes payable, related party	(150,257)	(48,807)
Proceeds from the exercise of stock options	69,400	12,300
Net cash provided by financing activities	3,488,110	141,860
Net increase (decrease) in cash and cash equivalents	(139,893)	(1,467,438)
Cash and cash equivalents at beginning of year, including $107,446 and $224,915 associated with discontinued operations	293,550	1,760,988
Cash and cash equivalents at end of period, including $0 and $107,446 associated with discontinued operations	$153,657	$293,550

Supplemental cash flow information:
Interest paid	$265,455	$61,202
Taxes paid	—	520,192

Non cash financing activities:
Shares issued as additional collateral	$20,000	$—
Shares issued with debt	284,093	—
Beneficial conversion feature	403,711	—
Warrants issued with debt	187,011	—
33

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to August 1, 2011, GreenMan was comprised of two business segments, the dual fuel conversion operations (American Power Group) and the molded recycled rubber products operations (Green Tech Products) . As described below, our business changed substantially in August 2011, when we sold substantially all of the assets of our molded recycled rubber products operations.

Recent Developments

In March 2011, we announced our intention to divest our Green Tech Products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. On June 14, 2011 we entered into a definitive Asset Purchase Agreement with Irish Knight Holdings, L.L.C. a company co-owned by two of Green Tech’s senior managers to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products. On July 29, 2011 our shareholders approved the sale and on August 1, 2011 we completed the sale and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products liabilities, which were approximately $1.2 million (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000 which is payable in increasing monthly installments over a period of 60 months. Green Tech Products’ assets, liabilities and results of operations for all periods to be presented in the Form 10-K for the fiscal year ended September 30, 2011 and 2010. (See Note 2)

Nature of Operations, Risks, and Uncertainties

Our American Power Group’s patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

•	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);
•	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or
•	100% diesel fuel.

The proprietary technology seamlessly displaces 40% to 70% of the normal diesel fuel consumption with various forms of natural gas and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers’ (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.

By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 20% to 35%;
•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions;
•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source; and
•	Minimize diesel fuel storage space by as much as 50%.

Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.

Our Green Tech Products’ molded recycled rubber products operations specialized in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments. Green Tech’s Duromat Extended Life™ playground safety tiles are manufactured with a patented “cold-cure” process that allows high quality crumb rubber tiles to have a unique long life, even in extreme hot and cold temperatures.

As of September 30, 2011, we had $453,657 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $2,666,042. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three fiscal years and we have incurred substantial losses from operations over those fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional funding, generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.      Summary of Significant Accounting Policies – (Continued)

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.     Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We used approximately $800,000 of the proceeds to repay a secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. These shares of Common Stock will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

B.     Short Term Promissory Notes

In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 321,750 additional shares of Common Stock including 10,000 shares of Common Stock as a placement fee.

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

In October 2011, the holder of $250,000 of notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate.

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

Between April 2011 and July 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $.59. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price of $.65 per share.

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds and as of December 31, 2011 had issued $507,000 of notes. The convertible notes are payable 24 months after issuance and are convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received a

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies - (Continued)

warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3 at a price equal to equal to 95% of the closing bid price of the Common Stock on the day the notes were issued. (See Note 14)

D.     Strategic Financial Advisor Agreement

In December 2010, we engaged Northland Capital Markets under a one year agreement to principally provide strategic financial advice in the area of capital raising activities. In December 2011, the agreement expired and we engaged Ardour Capital, LLC to serve as our new financial advisor. Ardour Capital is the leading research and investment-banking firm exclusively focused on energy technology, alternative energy and power, and clean and renewable technologies.

E.     Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products’s senior managers. (See Note 2)

F.     Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $6 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the fiscal year ended September 30, 2011 was up over 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries American Power Group, Inc. and Green Tech Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. All molded rubber products assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Management Estimates

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation, the value of equity instruments issued and percentage of completion on contracts. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2011.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. Because we operated our molded rubber products asset during only a portion of the fiscal year, we have included in this report relevant information on this business segment but have classified their respective assets, liabilities and results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Cash Equivalents

Cash equivalents include short-term investments with original maturities of three months or less.

Certificates of Deposit

We invest excess cash in certificates of deposit issued by various banks. All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of September 30, 2011, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding. (See Note 7)

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies - (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company maintains its bank accounts at multiple banks which at times such balances exceed FDIC insured limits. The Company has not experienced any losses as a result of this practice.

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

Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	September 30, 2011	September 30, 2010
Raw materials	$338,594	$282,794
Work in progress	8,642	11,313
Finished goods	943	9,529
Total inventory	$348,179	$303,636

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $9,915 and $97,931 for the fiscal years ended September 30, 2011 and 2010, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were $1,322,021 and $699,366 for the fiscal years ended September 30, 2011 and 2010.

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

Our molded recycled rubber products operations derived revenue from (1) product revenue which is earned from the sale of molded rubber products and playground equipment and (2) installation revenue which is earned from the installation of molded products and playground equipment. Revenues from product sales are recognized when the products are shipped and collectability is reasonably assured. Revenues derived from installations of our products are recognized when the installation is complete.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies - (Continued)

Shipping and Handling Fees and Costs

Shipping and handling fees and costs billed to customers and incurred by the Company are reported gross in revenues and cost of sales in the consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2011, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company is no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2008. At September 30, 2011, we recorded approximately $15,000 in other expenses relating to interest and penalties for certain state taxes due.

Stock-Based Compensation

Effective October 1, 2006, we adopted the provisions of ASC 718 “Stock Compensation” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $252,482 and $155,611 for the fiscal years ended September 30, 2011 and 2010 respectively. The unamortized compensation expense at September 30, 2011 was $281,226 and will be amortized over a weighted average remaining amortizable life of approximately 2.5 years.

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

The fair value of each option grant during the year ended September 30, 2011 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of ranging from 71% to 87% and expected term of 2 to 3 years.

Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the Green Tech Products acquisition in 2007 we recognized $735,000 associated with long term contractual relationships acquired and $130,000 to acquired patents. The long term contractual relationships were being amortized on a straight line basis over an estimated useful life ranging from 48 to 60 months and the patents were being amortized on a straight line basis over an estimated useful life of 60 months. Amortization expense relating to contractual relationships and patents included in the loss from discontinued operations for the fiscal years ended September 30, 2011 and 2010 amounted to $100,418 and $200,917, respectively.

In conjunction with the American Power Group acquisition and license agreement we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $100,000 per year for the fiscal years ended September 30, 2011 and 2010, respectively. Accumulated amortization was $216,666 at September 30, 2011.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies - (Continued)

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending September 30:	Contracts	Technology	Total
2012	$50,000	$50,000	$100,000
2013	50,000	50,000	100,000
2014	50,000	50,000	100,000
2015	50,000	50,000	100,000
2016 and thereafter	191,672	191,672	383,344
	$391,672	$391,672	$783,344

On June 30, 2011, we amended the Exclusive Patent License Agreement dated as of June 17, 2009 between our company and M & R Development Inc., (“M&R”) formerly known as American Power Group, Inc. and currently co-owned by one of our American Power Group employees. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R’s patented dual fuel alternative energy technology. Pursuant to the amendment:

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

During the fiscal years ended September 30, 2011 and 2010 we incurred $173,637 and $3,650, respectively in license fees to M&R Development. Of these amounts $43,409 and $912 were applied respectively to the accrued interest on the note for the fiscal years ended September 30, 2011 and 2010.

Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2011	September 30, 2010
Warranty accrual at the beginning of the year	$6,188	$715
Charged to costs and expenses relating to new sales	25,720	5,473
Costs of product warranty claims	(4,288)	—
Warranty accrual at the end of year	$27,620	$6,188

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

Recent Accounting Pronouncements

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs	This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.
ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income	This ASU requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. We do not expect a material impact on our financials due to the implementation of this guidance. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.
ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment	This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact on our financials due to the implementation of this guidance.

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

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies - (Continued)

Net loss per share for the fiscal years ended are as follows:

	September 30, 2011	September 30, 2010
Weighted average shares outstanding	35,621,150	33,310,940
Exercisable options and warrants	—	—
Weighted average shares, basic and diluted	35,621,150	33,310,940
Net loss per share – basic and diluted, continuing operations	$(0.16)	$(0.15)
Net loss per share – basic and diluted, discontinued operations	(0.03)	(0.02)
Net loss per share – basic and diluted	$(0.19)	$(0.17)

The calculation of additional exercisable options and warrants above excludes 4,922,618 and 3,962,500 options and warrants that are outstanding at September 30, 2011 and 2010 respectively. Due to our operating at a loss, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

2.     Discontinued Operations

In March 2011, we announced our intention to divest our Green Tech Product’s molded rubber products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. Based on Green Tech Products’ significant historical annual operating losses, a 31% decline in revenue during fiscal year 2010, the current U.S. economic situation and the prolonged tightening of capital availability, management believed that a potential buyer of Green Tech Products would look to their net asset value as a starting point, and then discount it significantly in arriving at a potential valuation. As of March 31, 2011, management determined, based on several fair value determination scenarios, the estimated fair value of Green Tech Products to be below its net asset value and therefore an impairment existed. Accordingly, we recorded a non-cash impairment loss of $273,650 and a $175,229 inventory valuation allowance which is included the loss from discontinued operations for the fiscal year ended September 30, 2011.

On June 14, 2011 we entered into a definitive Asset Purchase Agreement with Irish Knight Holdings, L.L.C. a company co-owned by two of Green Tech Product’s senior managers to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products. On July 29, 2011 our shareholders approved the sale and on August 1, 2011 we completed the sale and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products liabilities, which were approximately $1.2 million (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000 which is payable in increasing monthly installments over a period of 60 months.

The major classes of assets and liabilities associated with discontinued molded rubber products business were:

	September 30, 2011	September 30, 2010
Assets related to discontinued operations:
Cash	$—	$107,446
Accounts receivable, net	—	703,236
Inventory	—	931,899
Other current assets	—	38,328
Total current assets related to discontinued operations	—	1,780,909
Property, plant and equipment (net)	—	497,326
Other	—	260,900
Total other assets related to discontinued operations	—	758,226
Total assets related to discontinued operations	$—	$2,539,135

Liabilities related to discontinued operations:
Accounts payable	$—	$345,793
Notes payable, current	—	245,065
Accrued expenses, other	—	401,293
Total current liabilities related to discontinued operations	—	992,151
Notes payable, non-current	—	214,919
Total liabilities related to discontinued operations	$—	$1,207,070

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

2.     Discontinued Operations – (Continued)

Net sales and loss from our discontinued molded rubber products operations for the fiscal years ended were as follows:

	September 30, 2011	September 30, 2010
Net sales from discontinued operations	$2,150,806	$2,241,981
Loss on disposal of discontinued operations	59,526	—
Loss from discontinued operations, net of taxes	1,116,413	708,321

During the year ended September 30, 2010 we recorded income from our discontinued scrap tire operations of $148,569 associated with a net refund of income taxes previously paid.

3.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2011	September 30, 2010	Estimated Useful Lives
Machinery and equipment	$657,155	$603,738	3 – 7 years
Less accumulated depreciation	(273,615)	(126,238)
Property, plant and equipment, net	$383,540	$477,500

4.    Contracts in Progress

Contracts in progress consist of the following:

	September 30, 2011	September 30, 2010
Costs incurred on uncompleted contracts	$549,319	$57,368
Estimated earnings on contracts in progress	83,991	17,751
	633,310	75,119
Less billings on contracts in progress	532,247	99,569
	$101,063	$(24,450)

Costs and estimated earnings in excess of billings	$143,770	$—
Billings in excess of costs and estimated earnings	42,707	24,450
	$101,063	$(24,450)

5.     Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development), payable to GreenMan, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. During the fiscal year ended September 30, 2011 we applied $ 43,409 of license fees due against accrued interest due under the note. As of September 30, 2011, accrued interest due under the note was $51,514. Based on the fiscal year 2012 plan, we have classified $275,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

6.     Long term deposits

In December 2007, we made a $149,600 deposit to a third party to secure the exclusive supply and distribution rights in the United States to a technology being developed in China which was intended to transform recycled scrap tires into renewable by-products. Based on significant delays in the development and commercialization of the technology and the third party’s inability to secure additional funding to complete the development management has determined the realizability of the deposit to be impaired and therefore has recorded an impairment charge of $149,600 during the fiscal year ended September 30, 2011.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

7.     Credit Facility/Notes Payable

Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We used approximately $800,000 of the proceeds to repay a secured note with the same lender. The maximum amount American Power Group may borrow from time to time under the credit facility is the lesser of (i) $800,000, until such time as we raise additional outside capital, at which time the borrowing limit will be increased by $1.00 for each $1.50 of capital raised; (ii) $2,000,000; and (iii) the sum of 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which cannot be sold unless we are in default, have been valued at $20,000 at November 9, 2010 representing their par value and are treated as a contra equity amount on the balance sheet at September 30, 2011. Such shares of Common Stock have no voting or dividend rights and will be returned to us, without consideration, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011 (subsequently extended to April 1, 2012). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. As of September 30, 2011, we have $1,530,110 outstanding under the credit facility

During fiscal year 2010, we executed several additional secured term notes with Iowa State Bank aggregating approximately $101,000. The notes which are payable in 60 monthly installments ranging from $662 to $1,860 including interest at rates ranging from 7% to 7.7% and are secured by certain purchased equipment.

Short Term Promissory Notes (including Related Party)

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In conjunction with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 note. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of common stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 161,750 additional shares of Common Stock.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes. In conjunction with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 note.

In October 2011, the holder of $250,000 of notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

7.     Credit Facility/Notes Payable – (Continued)

Notes payable consists of the following at:	September 30, 2011	September 30, 2010
Term notes payable, Iowa State Bank, secured by a $300,000 certificate of deposit and 2 million shares of common stock, with rates ranging from 5.5% to 7% and principal due April 1, 2012	$1,530,110	$799,110
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.4% to 7.7% and requiring monthly payments from $305 to $1,860 and with due dates ranging from August 2014 to March 2015	121,819	214,656
Term note payable, investor, secured by a 375,000 share stock pledge, requiring monthly interest payments at 12% and with principal due February 8, 2012 ………………………………………	250,000	—
Term note payable, investor, secured by a 375,000 share stock pledge, requiring monthly interest payments at 12% and with principal due March 31, 2012	250,000	—
Other unsecured term notes payable with interest rates ranging from 0% to 15%, requiring monthly payments of principal and interest with due dates ranging from February 2012 to July 2012……	100,051	—
	2,251,980	1,013,766
Less current portion	(2,167,285)	(92,896)
Notes payable, non-current portion	$84,695	$920,870

The following is a summary of maturities of carrying values of all notes payable at September 30, 2011:

Years Ending September 30,
2012	$2,167,285
2013	39,768
2014	37,430
2015	7,497
$2,251,980

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $3 million in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. As of September 30, 2011, we have issued $500,000 of convertible notes and recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. As of September 30, 2011, the $500,000 of notes were convertible into 1,148,689 shares of Common Stock which had a fair value of $918,951 based on the closing price of our stock on that date. Amortization of deferred financing costs was $10,578 during the fiscal year ended September 30, 2011 and the unamortized deferred financing costs at September 30, 2011 were $18,977. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $30,306 during the fiscal year ended September 30, 2011 and the unamortized beneficial conversion feature at September 30, 2011 was $55,038. The effective interest rate on these notes was 19.8% for the fiscal year ended September 30, 2011. This type of offering was discontinued in March 2011.

In April 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,150,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock April 22, 2011 (the date the first such notes were issued) or $.59 or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. During June and July 2011, we received an additional $575,000 from investors under the same terms as the initial investors. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing. This type of offering was discontinued in August 2011.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

7.     Credit Facility/Notes Payable – (Continued)

As of September 30, 2011, we have issued $1,725,000 of additional convertible notes which are convertible into 2,923,729 shares of Common Stock which had a fair value of $2,338,983 based on the closing price of our stock on September 30, 2011. In addition we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $9,662 during the fiscal year ended September 30, 2011 and the unamortized deferred financing costs at September 30, 2011 were $42,088. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $74,876 for the fiscal year ended September 30, 2011 and the unamortized warrant value and beneficial conversion feature at September 30, 2011 was $430,502. The effective interest rate for these notes was 33.3% for the fiscal year ended September 30, 2011.

The following is a summary of maturities of all convertible notes payable at September 30, 2011:

Years Ending September 30,	Gross	Discount	Net
2012	$—	$—	$—
2013	2,225,000	485,540	1,739,460
	$2,225,000	$485,540	$1,739,460

Note Payable-Related Party- Other

Prior to the July 2009 acquisition of substantially all of American Power Group assets, a former officer of American Power Group loaned the company $93,400. In conjunction with the acquisition, we hired this former officer and executed a 24 month unsecured promissory note which bears interest at 6.5% interest per annum and is payable in monthly installments of $4,175. As of September 30, 2011 the remaining balance due was $4,336. During fiscal year 2011, M&R Development (licensor of our dual fuel technology and co-owned by an American Power Group employee) advanced us $22,302 in aggregate under three separate notes which bear interest at 10% and matured during November and December 2011.

The following is a summary of notes payable-related party at September 30, 2011:

Short term 12% promissory notes	$343,500
Other related party notes	26,638
$370,138

As of September 30, 2011, there were two employees that had unreimbursed expenses amounting to $26,829 which are bearing interest at 10% per annum until paid. At September 30, 2011, there was $1,292 recorded for accrued interest on these unpaid amounts.

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

Rental Agreements

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2011 and 2010, total rental expense in connection with this real estate lease amounted to $15,000 per year, respectively.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

8.     Commitments and Contingencies – (Continued)

During fiscal year 2010, our dual fuel subsidiary rented office and warehousing space on a tenant at will basis from M&R Development (“M&R”), a company co-owned by an American Power Group employee and recorded rent expense of $74,949. On October 1, 2010 they signed a one-year lease with M&R for additional office space and warehouse space at an annual rental of $106,968. On October 1, 2011, a new 2 year lease was signed with M&R at an annual rental of $120,000. The lease may be renewed for an additional 2 year term at a mutually agreed upon rate.

Lease Settlement Obligations

In 2006 we received notice from the Georgia landlord indicating that our former Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default but required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 2001 guaranty agreement. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) three years from the date on which we vacate the property. As a result we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. We currently sublease a portion of the property to two entities with one paying $4,250 per month under a lease agreement expiring in February 2013 and the other paying $7,500 per month on a tenant-at-will basis. During fiscal 2011 and 2010, we had rental income of $126,000 and $86,057, respectively, associated with the Georgia property and rental expense of $304,555 and $309,720 respectively.

Litigation

We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties seeking general monetary damages, exemplary damages, other statutory damages, attorneys’ fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case was without merit and that we had substantial defenses against the plaintiff’s claims. To avoid further expenses of litigation, however, on August 5, 2011, we entered into a settlement agreement with the plaintiff. Under this agreement, the plaintiff agreed to dismiss its lawsuit and to release all of its claims against all of the defendants, in exchange for our agreement to pay the plaintiff $100,000, of which $50,000 was paid within seven days of the execution of the agreement and $25,000 is payable on each of the first and second anniversaries of the execution of the agreement.

9.     Stockholders’ Equity

Authorized Shares

On July 29, 2011 our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60 million to 100 million shares.

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

On September 17, 2010, the Board of Directors approved the issuance of 161,750 shares of unregistered common stock in conjunction with a debt offering to a director and officer and recorded a deferred financing expense of $72,788 (the assigned fair value based on the closing bid price). (See Note 7).

On October 17, 2010, we issued 150,000 shares of unregistered Common Stock valued at $64,500 (the assigned fair value based on the closing bid price) in conjunction with a debt offering to a third party. During February 2011 and March 2011, we issued an additional 135,000 shares of unregistered Common Stock valued at $68,250 (the assigned fair value based on the closing bid price), including 10,000 to a director in conjunction with the debt offering. On March 11, 2011, holders of $573,500 of notes agreed to extend the maturity date of their notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes in return for the issuance of 296,750 shares of unregistered Common Stock valued at $151,343 (the assigned fair value based on the closing bid price). (See Note 7)

During January 2011 several directors and an officer exercised options to purchase 108,667 shares of Common Stock at prices ranging from $.28 to $.45 per share.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9.     Stockholders’ Equity – (Continued)

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

Stock options and activity under the Plan is summarized as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	72,500	$.83	72,500	$.83
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	(50,000)	.40	—	—
Outstanding at end of period	22,500	1.80	72,500	.83
Exercisable at end of period	22,500	1.80	72,500	.83
Reserved for future grants at end of period	—		—
Aggregate intrinsic value of exercisable options	$—		$3,000
Weighted average fair value of options granted during the period		$—		$—

Information pertaining to options outstanding under the plan at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.80	22,500	1 year	$ 1.80	22,500	1 year	$ 1.80

2005 Stock Option Plans

The 2005 Stock Option Plan (the “2005 Plan”) was approved by our stockholders on June 16, 2005. The options granted under the 2005 Stock Option Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. In March 2010, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 3.5 million to 6 million shares.

During fiscal year 2010, we granted options to a director and several employees to purchase an aggregate of 425,000 shares of our common stock at an exercise prices ranging from $.31 to $.50 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vest equally over a five-year period from the date of grant. The fair value of the options at the date of grant in aggregate was $106,254 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates ranging from 1.4% to 2.3%; expected volatility based on historical trading information ranging from 84% to 87% and expected term of 5 years.

During fiscal year 2011, we granted options to several directors and employees to purchase an aggregate of 280,000 shares of our common stock at an exercise prices ranging from $.45 to $.80 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vested immediately upon the date of grant. The fair value of the options at the date of grant in aggregate was $81,295 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9. Stockholders’ Equity – (Continued)

rates ranging from ..68% to 1.05%; expected volatility based on historical trading information ranging from 74% to 81% and expected terms ranging from 2 to 3 years.

Stock options and activities under the 2005 Plan are as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	3,693,000	$.31	3,352,000	$.30
Granted	280,000	.68	425,000	.37
Forfeited or expired	—	—	(50,000)	.28
Exercised	(112,000)	.34	(34,000)	.34
Outstanding at end of period	3,861,000	.34	3,693,000	.31
Exercisable at end of period	2,427,800	.36	1,404,600	.32
Reserved for future grants	1,993,000		2,273,000
Aggregate intrinsic value of exercisable options	$1,073,130		$203,710
Aggregate intrinsic value of all options	$1,774,830		$563,960
Weighted average fair value of options granted during the period		$.29		$.25

Information pertaining to options outstanding under the plan at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ .23 - .80	3,861,000	7.0 years	$ .34	2,427,800	6.7 years	$ .36

The following table summarizes activity related to non-vested options:

	Year Ended September 30, 2011
		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at beginning of period	2,288,400	$.21
Granted	280,000	.29
Forfeited, expired	—	—
Exercised	—	—
Vested	(1,135,200)	.24
Non-vested at end of period	1,433,200	.21

Non -Employee Director Stock Option Plan

Under the terms of our 1996 Non-Employee Director Stock Option Plan, on a non-employee director’s initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of our common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of our common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant. During fiscal year 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.

As of September 30, 2011, options to purchase 22,000 shares of our common stock are outstanding and exercisable at prices ranging from $0.51 to $1.95 and had a weighted average exercise price of $1.26 per share and a weighted average contractual life of 2.2 years.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

9.     Stockholders’ Equity - (Continued)

Warrants and Other Stock Options

During fiscal year 2011, we granted options to a consultant to purchase 100,000 shares of our common stock at an exercise price of $.41 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a four year term and vest 25% immediately on the date of grant with the balance vesting equally over a three year period. The fair value of the options at the date of grant in aggregate was $22,703 which was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions; dividend yield of 0%; risk-free interest rate of .05%; expected volatility based on historical trading information of 81% and expected term of 3 years.

Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	175,000	$.56	450,000	$.53
Granted	992,118	.62	—	—
Forfeited, expired, repurchased	—	—	(275,000)	.51
Exercised	(150,000)	.40	—	—
Outstanding at end of period	1,017,118	.65	175,000	.56
Exercisable at end of period	1,017,118	.65	175 000	.56
Aggregate intrinsic value of exercisable options/warrants	$173,688		$9,000
Aggregate intrinsic value of all options/warrants	$173,688		$9,000
Weighted average fair value of options granted during the period		$.21		$—

	Warrants/Options Outstanding			Warrants/Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ 0.41 - $1.51	1,017,118	4.9 years	$ .65	1,017,118	4.9 years	$ .65

Common Stock Reserved

We have reserved common stock at September 30, 2011 as follows:

Stock option plans	3,905,500
Other stock options	125,000
Other warrants	892,118
Shares issuable upon conversion of notes payable	4,072,418
8,995,036

10.     Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2011 and 2010, respectively.

11.     Major Customers

During the fiscal year ended September 30, 2011 there were four dual fuel customers who accounted for 72% of consolidated net sales with no one individual customer representing more than 35% of the total. During the fiscal year ended September 30, 2010 there were four dual fuel customers who accounted for 75% of consolidated net sales with one individual customer representing 35% of the total.

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

12.     Fair Value of Financial Instruments

At September 30, 2011 and 2010, our financial instruments consisted of marketable investments, accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates. The fair value of the $2,225,000 of convertible note payable is $3,257,934 at September 30, 2011 based upon the intrinsic value of the conversion feature on that date (see Note 7).

13.     Income Taxes

The (benefit) for income taxes was comprised of the following amounts for the years ended:

	September 30,	September 30,
	2011	2010
Current:
Federal	$(317,000)	$(36,000)
State	(5,000)	(113,000)
	(322,000)	(149,000)
Deferred:
Federal	—	—
State	—	—
	—	—
Change in valuation reserve	—	—
Total (benefit) for income taxes included in discontinued operations	$(322,000)	$(149,000)

In the course of preparing our September 30, 2010 (2009 Tax Year) income tax returns, it was determined that, pursuant to the provisions of The Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), we were eligible for a refund of $316,707 relating to federal taxes paid in the prior year. The WHBAA is a very specific and narrowly focused act which provided for a net operating loss (“NOL”) carry back of up to five years for NOLs (including Alternative Minimum Tax NOLs) incurred in taxable years beginning or ending in either 2008 or 2009 (but not both). Use of the Alternative Minimum Tax NOL is limited to 90% of the alternative minimum taxable income, however the WHBAA legislation suspended the 90% limitation on the use of any AMT NOL for the carry back period. The entire refund relates entirely to federal Alternative Minimum Tax paid in prior years and has been recorded as an income tax benefit along with $5,686 of state refundable income taxes in the accompanying financial statements for the fiscal year ended September 30, 2011.

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

The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2011	2010
Net operating loss carry forwards	$8,556,302	$6,425,712
Differences in fixed asset basis	(69,199)	(78,735)
Alternative Minimum Tax amounts	14,923	331,630
State NOL amounts	892,250	657,300
Other, net	57,770	129,007
	9,452,046	7,464,914
Valuation reserve	(9,452,046)	(7,464,914)
Net deferred tax asset	$—	$—

The following differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2011	2010
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	0.1	2.0
Amortization	0.7	1.3
All others, net	3.9	1.9
U.S. business credits	(0.5)	(0.5)
Valuation allowance	(33.7)	(36.1)
Effective Tax Rate	4.5%	2.6%

GreenMan Technologies, Inc.

Notes To Consolidated Financial Statements

13.     Income Taxes – (Continued)

As of September 30, 2011, we had net operating loss carry forwards of approximately $25.2 million. The Federal and state net operating loss carry forwards expire in varying amounts beginning in 2011 and 2013, respectively. In addition, we have Federal tax credit carry forwards of approximately $60,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2013. Use of net operating loss and tax credit carry forwards maybe subject to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code.

14.     Subsequent Events

Convertible Debenture Offering

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to 95% of the closing bid price of the Common Stock on the day the notes were issued. As of January 11, 2012, we had issued $507,000 of these convertible notes payable.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	January 13, 2012
Maurice E. Needham
/s/ Lyle Jensen	Chief Executive Officer, President	January 13, 2012
Lyle Jensen	and Director
/s/ Charles E. Coppa	Chief Financial Officer,
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 13, 2012
/s/ Lew F. Boyd	Director	January 13, 2012
Lew F. Boyd
/s/ Dr. Allen Kahn	Director	January 13, 2012
Dr. Allen Kahn
/s/ Kevin Tierney, Sr.	Director	January 13, 2012
Kevin Tierney, Sr.

/s/ Thomas Galvin	Director	January 13, 2012
Thomas Galvin
52