Form 10-Q
period 2011-12-31
GREENMAN TECHNOLOGIES INC
filed 2012-02-14
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ❑  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of February 14, 2012, there were 35,620,510 shares of the registrant’s Common Stock outstanding.

1

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$103,036	$153,657
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $151,840 as of December 31, 2011 and September 30, 2011	274,843	371,575
Inventory	388,206	348,179
Costs in excess of billings	86,650	143,770
Seller’s note, related party, current portion	275,000	275,000
Prepaid expenses	133,357	164,912
Other current assets	101,348	112,921
Total current assets	1,662,440	1,870,014
Property, plant and equipment, net	347,006	383,540
Other assets:
Long term contracts, net	379,168	391,672
Seller’s note, related party, non-current	525,000	525,000
Purchased technology, net	379,168	391,672
Other	388,375	224,898
Total other assets	1,671,711	1,533,242
	$3,681,157	$3,786,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$938,876	$969,424
Accrued expenses	968,835	917,984
Billings in excess of cost	24,948	42,707
Notes payable, current	2,064,502	2,167,285
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	463,613	370,138
Total current liabilities	4,529,292	4,536,056
Notes payable, non-current	75,004	84,695
Convertible notes payable, non-current	1,920,583	1,739,460
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	7,030,419	6,865,751

Stockholders' deficit:
Preferred stock, $1.00 par value, 1 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 35,525,494 shares and 36,173,033 issued and outstanding at December 31, 2011 and September 30, 2011	355,255	361,730
Additional paid-in capital	41,157,614	40,297,853
Common shares held as collateral	—	(20,000)
Accumulated deficit	(44,862,131)	(43,718,538)
Total stockholders’ deficit	(3,349,262)	(3,078,955)
	$3,681,157	$3,786,796

See accompanying notes to unaudited condensed interim consolidated financial statements

GreenMan Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Net sales	$396,017	$360,202
Cost of sales	405,295	396,446
Gross loss	(9,278)	(36,244)
Operating expenses:
Selling, general and administrative	722,745	814,229
Research and development	37,338	189,967
	760,083	1,004,196
Operating loss from continuing operations	(769,361)	(1,040,440)
Non-operating income (expense):
Interest income	11,090	14,229
Interest and financing costs	(354,763)	(104,960)
Other, net	(30,559)	(41,707)
Non-operating income (expense)	(374,232)	(132,438)
Loss from continuing operations	(1,143,593)	(1,172,878)
Discontinued operations:
Loss from discontinued operations	—	(312,078)
	—	(312,078)
Net loss	$(1,143,593)	$(1,484,956)

Loss from continuing operations per share –basic and diluted	$(0.03)	$(0.04)
Loss from discontinued operations per share –basic and diluted	—	(0.01)
Net loss per share –basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	36,595,317	33,438,647

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2011

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Common Shares Held As
	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, September 30, 2011	36,173,033	$361,730	$40,297,853	$(43,718,538)	$(20,000)	$(3,078,955)
Compensation expense associated with stock options	—	—	31,638	—	—	31,638
Common stock issued with promissory notes	421,750	4,218	206,658	—	—	210,876
Common stock issued for services rendered	226,967	2,270	108,129	—	—	110,399
Common stock issued upon convertible debt exercise	550,503	5,505	232,396	—	—	237,901
Common stock issued for convertible debt interest	153,241	1,532	88,880	—	—	90,412
Beneficial conversion discount on convertible notes payable	—	—	139,901	—	—	139,901
Value of warrants issued for financing	—	—	52,159	—	—	52,159
Return of collateral shares	(2,000,000)	(20,000)	—	—	20,000	—
Net loss for three months ended December 31, 2011	—	—	—	(1,143,593)	—	(1,143,593)
Balance, December 31, 2011	35,525,494	$355,255	$41,157,614	$(44,862,131)	$—	$(3,349,262)

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31
	2011	2010
Cash flows from operating activities:
Net loss	$(1,143,593)	$(1,484,956)
Adjustments to reconcile net income to net cash used in operating activities:
Shares issued for services rendered	110,400	—
Depreciation	36,534	49,360
Amortization of stock issued	90,600	50,508
Amortization of beneficial conversion feature and warrants	99,920	374
Amortization of deferred financing costs	14,284	—
Stock compensation expense	31,638	71,097
Amortization of patents	—	5,415
Amortization of long term contracts	12,500	57,315
Amortization of purchased technology	12,500	12,501
(Increase) decrease in assets:
Accounts receivable	96,732	244,800
Inventory	(40,027)	189,064
Costs in excess of billings	57,120	(59,543)
Prepaid and other current assets	43,136	97,756
Other assets	(177,760)	(64,478)
(Decrease) increase in liabilities:
Accounts payable	(30,548)	769
Billings in excess of costs	(17,759)	24,342
Accrued expenses	145,526	(226,090)
Net cash used in operating activities	(658,797)	(1,031,766)
Cash flows from investing activities:
Purchase of property and equipment	—	(40,618)
Maturity of certificates of deposit	—	500,000
Net cash provided by investing activities	—	459,382
Cash flows from financing activities:
Proceeds from notes payable	—	350,000
Proceeds from convertible notes payable	507,000	145,000
Proceeds from notes payable, related party	156,000	110,000
Repayment of notes payable	(43,824)	(50,654)
Repayment of notes payable, related party	(11,000)	(11,900)
Net cash provided by financing activities	608,176	542,446
Net increase (decrease) in cash and cash equivalents	(50,621)	(29,938)
Cash and cash equivalents at beginning of year	153,657	293,550
Cash and cash equivalents at end of period	$103,036	$263,612
Supplemental cash flow information:
Shares issued as additional collateral	$—	$20,000
Shares issued with debt extensions	210,876	—
Shares issued in converted debt	328,313	—
Beneficial conversion feature	139,901	—
Warrants issued	52,159	—
Interest paid	85,899	41,027
Taxes paid	—	—

See accompanying notes to unaudited condensed interim consolidated financial statements

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations, Risks, and Uncertainties

GreenMan Technologies, Inc. (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to August 1, 2011, GreenMan was comprised of two business segments, the dual fuel conversion operations (American Power Group) and the molded recycled rubber products operations (Green Tech Products). As described below, our business changed substantially in August 2011, when we sold substantially all of the assets of our molded recycled rubber products operations.

Recent Developments

In March 2011, we announced our intention to divest our Green Tech Products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. On July 29, 2011 our shareholders approved the sale of substantially all of Green Tech Products’ assets to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech’s senior managers. We completed that sale on August 1, 2011, and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products' liabilities, which were approximately $1.2 million; (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000 which is payable in increasing monthly installments over a period of 60 months. (See Note 7)

In March 2011, the United States Environmental Protection Agency (“EPA”) announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age (“IUL”); or (3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories.

In September 2011, we were notified by the EPA that our first submission under the new regulations had been approved for the OUL Heavy Duty 2004 Caterpillar C-15 engine family. We believe that this first OUL approval provides us with a clear path for additional conversion approval submissions on a wide-array of heavy-duty aftermarket diesel truck engines utilizing our dual fuel technology. With the EPA acceptance of our testing protocol, we believe we can accelerate the preparation and submission timeline of subsequent OUL vehicle family submissions. In addition, we also intend to begin our IUL vehicle submission, which will be subject to different regulatory requirements, but if approved would expand our product offerings to include IUL vehicles.

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
7

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

As of December 31, 2011, we had $403,036 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $2,866,852. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three fiscal years and we have incurred substantial losses from operations over those fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional funding, generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.     Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2 million working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We may borrow up to 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. We have guaranteed all obligations under the line of credit and have secured that guarantee by (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral 2,000,000 shares of our Common Stock. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

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

In October 2011, the holder of $250,000 of notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate. (See Note 12).

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.    Nature of Operations, Risks, and Uncertainties – (Continued)

C.     Convertible Promissory Notes

Between October 2010 and March 2011, we issued our 10% unsecured convertible promissory notes for gross proceeds of $500,000. The convertible notes are payable 24 months after issuance and are convertible, at any time after six months from issuance, into shares of Common Stock at a conversion price of 85% of the closing price of our Common Stock on the day the notes were issued

Between April 2011 and July 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $.59. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price of $.65 per share.

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds and as of December 31, 2011 we have issued $507,000 of notes. The convertible notes are payable 24 months after issuance and are convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3 at a price equal to equal to 95% of the closing bid price of the Common Stock on the day the notes were issued. (See Note 12)

D.     Strategic Financial Advisor Agreement

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

E.     Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Product’s senior managers.

F.     Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $6.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the three months ended December 31, 2011 was up 10% over the prior year’s results and revenue for fiscal year ended September 30, 2011 was up over 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010.

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

The accompanying interim financial statements at December 31, 2011 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2011 has been derived from the audited financial statements as of that date, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2011 and the operating results for the interim periods ended December 31, 2011 and 2010 have been included.

3.     Certificates of Deposit

All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2011 and September 30, 2011, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.

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

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development Inc.), payable to GreenMan, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. Based on the fiscal year 2012 plan, we have classified $275,000 of the balance as the current portion. The note is due in a single, lump sum payment on July 27, 2013. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Net Loss Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding stock options and warrants and convertible debt. Basic and diluted net loss per share are the same for the three months ended December 31, 2011 and 2010, since the effect of the inclusion of all

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

5.     Net Loss Per Share – (Continued)

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

6.     Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2011	September 30, 2011
Raw materials	$380,202	$338,594
Work in progress	7,123	8,642
Finished goods	881	943
Total inventory	$388,206	$348,179

7.     Discontinued Operations

In March 2011, we announced our intention to divest our Green Tech Product’s molded rubber products business and to devote all of our corporate resources to American Power Group’s dual fuel conversion business. On June 14, 2011 we entered into a definitive Asset Purchase Agreement with Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Product’s senior managers, to sell, subject to shareholder approval, substantially all of the assets of Green Tech Products. On July 29, 2011 our shareholders approved the sale and on August 1, 2011, we completed the sale and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products liabilities, which were approximately $1.2 million (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000 which is payable in increasing monthly installments over a period of 60 months.

Net sales and loss from our discontinued molded rubber products operations for the three months ended were as follows:

	December 31, 2011	December 31, 2010
Net sales from discontinued operations	$—	$431,557
Loss from discontinued operations	—	312,078

8.     Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the American Power Group acquisition and license agreement we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 for the three months ended December 31, 2011 and 2010, respectively. Accumulated amortization was $241,666 at December 31, 2011 and $216,666 at September 30, 2011.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

8.     Intangible Assets – (Continued)

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Technology	Total
2012	$50,000	$50,000	$100,000
2013	50,000	50,000	100,000
2014	50,000	50,000	100,000
2015	50,000	50,000	100,000
2016	50,000	50,000	100,000
2017 and thereafter	129,168	129,168	258,366
	$379,168	$379,168	$758,366

On June 30, 2011, we amended the Exclusive Patent License Agreement dated as of June 17, 2009 between our company and M&R. Pursuant to the amendment:

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

9.     Contracts in Progress

Contracts in progress consist of the following:

	December 31, 2011	September 30, 2011
Costs incurred on uncompleted contracts	$499,784	$549,319
Estimated earnings on contracts in progress	94,164	83,991
	593,948	633,310
Less billings on contracts in progress	532,246	532,247
	$61,702	$101,063

Costs and estimated earnings in excess of billings	$86,650	$143,770
Less billings in excess of costs and estimated earnings	24,948	42,707
	$61,702	$101,063

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2011	September 30, 2011	Estimated Useful Lives
Machinery and equipment	$656,695	$657,155	3 – 7 years
Less accumulated depreciation	(309,689)	(273,615)
Machinery and equipment, net	$347,006	$383,540

11.    Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	December 31, 2011	September 30, 2011
Warranty accrual at the beginning of the period	$27,620	$6,188
Charged to costs and expenses relating to new sales	5,307	25,720
Costs of product warranty claims	(846)	(4,288)
Warranty accrual at the end of period	$32,081	$27,620

12.    Notes Payable/Credit Facilities

Credit Facilities

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We used approximately $800,000 of the proceeds to repay a secured note with the same lender. We may borrow up 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. In addition, Iowa State Bank agreed to reduce a certificate of deposit collateral requirement from $800,000 to $300,000 and in return we have guaranteed all obligations, and have secured that guarantee by (i) granting to the lender a security interest in a new $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which could not be sold unless we are in default, were valued at $20,000 at November 9, 2010, representing their par value and are treated as a contra equity amount on the balance sheet at December 31, 2011 and September 30, 2011. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue in the future up to 2,000,000 shares in the event of a default. . This pledge agreement will be terminated at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011 (subsequently extended to April 1, 2012). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. As of December 31, 2011, we have $1,280,110 outstanding under the credit facility.

Short Term Promissory Notes (including Related Party)

In September 2010, we commenced a private offering of 12% unsecured, six-month notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In connection with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 note. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of common stock, including an aggregate

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

12.    Notes Payable/Credit Facilities – (Continued)

of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes to the earlier of the completion of a financing of at least $3 million or six months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 161,750 additional shares of Common Stock.

In February and March 2011, we issued additional promissory notes for gross proceeds of $270,000, including notes with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee. The maturity date of these notes is the earlier of the completion of a financing of at least $3 million or six months after the date of issuance. We paid a placement fee of $30,000 in connection with the issuance of these notes. In connection with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 note.

In October 2011, the holder of $250,000 of notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate. We have not paid the $250,000 note due February 8, 2012 and are currently in default. We are working with the holder to obtain additional time to repay the note.

On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011 (and subsequently extended to March 31, 2012).

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the three months ended December 31, 2011, $234,143 of the notes were converted into 550,503 shares of our Common Stock. As of December 31, 2011, the remaining $265,857 of notes were convertible into 606,815 shares of Common Stock which had a fair value of $303,408 based on the closing price of our stock on that date. Amortization of deferred financing costs was $6,716 during the three months ended December 31, 2011 and the unamortized deferred financing costs at December 31, 2011 were $12,263. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $29,899 during the three months ended December 31, 2011 and the unamortized beneficial conversion feature at December 31, 2011 was $25,138. This offering was discontinued in March 2011.

In April 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,150,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock April 22, 2011 (the date the first such notes were issued) or $.59 or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

12.    Notes Payable/Credit Facilities – (Continued)

days. During June and July 2011, we received an additional $575,000 from investors under the same terms as the initial investors. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing. This offering was discontinued in August 2011.

As of December 31, 2011, we have issued $1,725,000 of convertible notes in total under the April Offering which are convertible into 2,923,729 shares of Common Stock which had a fair value of $1,461,865 based on the closing price of our stock on December 31, 2011. In addition we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $6,523 during the three months ended December 31, 2011 and the unamortized deferred financing costs at December 31, 2011 were $35,566. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $63,691 for the three months ended December 31, 2011 and the unamortized warrant value and beneficial conversion feature at December 31, 2011 was $366,811.

In November 2011, we commenced a new private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to equal to 95% of the closing bid price of the Common Stock on the day the notes were issued.

As of December 31, 2011, we have issued $507,000 of convertible notes under the November 2011 offering which are convertible into 1,136,121 shares of Common Stock which had a fair value of $568,061 based on the closing price of our stock on December 31, 2011. In addition we granted warrants to purchase an aggregate of 341,405 shares of our Common Stock at an exercise prices ranging from $.46 to $.65 per share. We also incurred deferred financing cost of $26,700 associated with placement agent fees. Amortization of deferred financing costs was $1,047 during the three months ended December 31, 2011 and the unamortized deferred financing costs at December 31, 2011 were $25,653. We recorded a debt discount associated with the issuance of the warrants of $52,159. In addition, the notes contained a beneficial conversion feature of $139,901 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $6,736 for the three months ended December 31, 2011 and the unamortized warrant value and beneficial conversion feature at December 31, 2011 was $185,324.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

12.    Notes Payable/Credit Facilities – (Continued)

The following is a summary of maturities of all convertible notes payable at December 31, 2011:

Years Ending December 31,	Gross	Discount	Net
2012	$120,000	$10,153	$109,847
2013	2,377,857	567,121	1,810,736
	$2,497,857	$577,274	$1,920,583

13.     Stockholders’ Equity

Common Stock

In October 2011, holders of $843,500 in notes payable (including $343,500 due related parties) agreed to extend the maturity of $250,000 of the notes to February 8, 2012 and the remaining balance to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate.

On October 27, 2011, two directors agreed to accept 60,000 shares of unregistered Common of Stock (valued at $30,000) in lieu of cash for certain director’s fees due the individuals.

On November 3, 2011, certain convertible note holders agreed to accept 153,241 shares unregistered Common Stock (valued at $90,411) in lieu of cash for interest payments due the note holders.

On December 15, 2011, we issued 100,000 shares of unregistered Common Stock (valued at $48,000) to Ardour Capital for services to be rendered pursuant to the Strategic Financial Advisor Agreement as of that date.

During the three months ended December 31, 2011, several individuals agreed to accept 66,967 shares unregistered Common Stock (valued at $32,399) in lieu of cash for consulting fees due.

Stock Options

Effective October 1, 2006, we adopted the provisions of ASC 718, “Stock Compensation,” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to the effective date of ASC 718, but not yet vested, as of October 1, 2006, based on the grant-date fair value estimated and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we have used the vesting term for determining expected terms on stock options for calculating expense as our stock option exercise experience does not provide a reasonable basis for an estimated expected option term. Amortization of stock compensation expense was $31,638 and $71,097 for the three months ended December 31, 2011 and 2010, respectively. The unamortized compensation expense at December 31, 2011 was $249,588 and will be amortized over a weighted average remaining amortizable life of approximately 2.5 years.

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

We are making stockholders and other persons aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements include, without limitation, statements relating to uncertainties associated with our ability to continue to operate as a going concern, our ability to return to sustained profitability and to raise additional working capital and capital to fund and grow our business, our ability to increase demand for our products and services, our ability to compete effectively, our ability to retain our senior management and other key personnel and to attract additional management and key employees, our ability to acquire and integrate other businesses, our ability to protect our intellectual property rights, our ability to operate as a public company, our belief that our stock price may continue to be volatile, our belief that options, warrants and convertible promissory notes will cause dilution to our shareholders, our belief that, because our directors, officers and principal stockholders own a significant percentage of our shares, our shareholders’ ability to influence corporate matters will be limited, our belief that we will not pay any cash dividends in the foreseeable future, and our belief that anti-takeover provisions in our charter documents in Delaware law could prevent, deter or delay a change in control of our company. Each of these risks is discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2011.

Introduction

As described in Note 1, our business changed in August 2011, when we sold substantially all of the assets of our Green Tech Products, Inc. molded rubber products operations. Green Tech Products’ assets, liabilities and results of operations are classified as discontinued operations for all periods to be presented in the Form 10-Q for the three months ended December 31, 2011 and 2010.

Results of Operations

Three Months ended December 31, 2011 Compared to the Three Months ended December 31, 2010

Net sales from continuing operations for the three months ended December 31, 2011 increased $35,815 or 10% to $396,017 as compared to net sales of $360,202 for the three months ended December 31, 2010. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.

During the three months ended December 31, 2011, we incurred a negative gross profit of $9,278 as compared to a negative gross profit of $36,244 for the three months ended December 31, 2010. Although dual fuel revenue levels were higher, they were not sufficient to fully absorb all manufacturing overhead costs which negatively impacted the gross profit for the three months ended December 31, 2011.

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased $91,484 or 11% to $722,745 as compared to $814,229 for the three months ended December 31, 2010. The decrease was primarily attributable to lower selling, professional and non-cash stock option amortization expenses.

Costs associated with our research and development decreased $152,359 or 80% to $37,338 for the three months ended December 31, 2011 as compared to $189,967 for the three months ended December 31, 2010. The decrease is attributable to the completion of a majority of internal research and development projects relating to the introduction of new dual fuel products, enhancements made to the current family of dual fuel products especially in the area of domestic and international vehicular solutions.

During the three months ended December 31, 2011, interest and financing expense increased $249,803 to $354,763 including $205,212 of non-cash financing costs as compared to $104,960 for the three months ended December 31, 2010 due to increased borrowings.

Our net loss from continuing operations was $1,143,593 for the three months ended December 31, 2011 as compared to a net loss of $1,172,878 for the three months ended December 31, 2010.

The loss from discontinued operations for the three months ended December 31, 2010 of $312,078 relates to the net results of our molded rubber products operations which were sold in August 2011.

Our net loss for the three months ended December 31, 2011 was $1,143,593 or ($.03) per basic share as compared to $1,484,956 or ($.05) per basic share for the three months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $403,036 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $2,866,852. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three fiscal years and we have incurred substantial losses from operations over those fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional funding, generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

The Consolidated Statements of Cash Flows reflect events for the three months ended December 31, 2011 and 2010 as they affect our liquidity. During the three months ended December 31, 2011, net cash used in operating activities was $658,797. Our net loss for the three months ended December 31, 2011 was $1,143,593, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $298,176 of depreciation, amortization, stock options and deferred financing costs and a decrease of $96,732 in accounts receivable, inventories and other current assets. This was offset by a decrease of $145,526 in accrued expenses. During the three months ended December 31, 2010, net cash used in operating activities was $1,031,766. Our net loss for the three months ended December 31, 2010 was $1,484,956, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $246,570 of depreciation, amortization, stock options and deferred financing costs and a decrease of $244,800 in accounts receivable, inventories and other current assets. This was offset by a decrease of $226,090 in accrued expenses.

There were no cash flows relating to investing activities during the three months ended December 31, 2011. Net cash provided by investing activities was $459,382 for the three months ended December 31, 2010 due to the maturing of a certificate of deposit.

Net cash provided by financing activities was $608,176 during the three months ended December 31, 2011, reflecting the proceeds of $507,000 of new convertible notes payable plus $156,000 of proceeds from related parties which offset normal debt payments. Net cash provided by financing activities was $542,446 for the three months ended December 31, 2010 reflecting the proceeds from the issuance of various notes payable which offset normal debt payments.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A.     Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 1, 2012). We may borrow up to 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. We have guaranteed all obligations under the line of credit and have secured that guarantee by (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral 2,000,000 shares of our Common Stock. In December 2011, the lender agreed to return the 2,000,000 shares in return for our agreement to issue up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

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

In October 2011, the holder of $250,000 of notes agreed to extend the maturity date of their note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate. We have not paid the $250,000 note due February 8, 2012 and are currently in default. We are working with the holder to obtain additional time to repay the note.

C.     Convertible Promissory Notes

Between October 2010 and March 2011, we issued our 10% unsecured convertible promissory notes for gross proceeds of $500,000. The convertible notes are payable 24 months after issuance and are convertible, at any time after six months from issuance, into shares of Common Stock at a conversion price of 85% of the closing price of our Common Stock on the day the notes were issued

Between April 2011 and July 2011 we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $.59. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of five years after the date the investor subscribed for his or her note, at a price of $.65 per share.

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds and as of December 31, 2011 we have issued $507,000 of notes. The convertible notes are payable 24 months after issuance and are convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3 at a price equal to equal to 95% of the closing bid price of the Common Stock on the day the notes were issued.

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

E.     Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), our Board of Directors determined it to be in the best interests of shareholder value to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Product’s senior managers.

F.     Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $6.8 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the three months ended December 31, 2011 increased 10% over the prior year’s results and revenue for the twelve months ended September 30, 2011 increased over 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010.

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

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the three months ended December 31, 2011 and 2010, because we no longer maintain any floating-rate debt.

Environmental Liability

There are no known material environmental violations or assessments

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In October 2011, we issued 421,750 shares of our unregistered Common Stock valued at $210,857 to holders of $843,500 in notes payable (including $343,500 due related parties) in consideration for their agreement to extend the maturity of those notes. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

On November 3, 2011, we issued 153,241 shares unregistered Common Stock valued at $90,411 to holders of certain convertible notes payable in lieu of cash for interest payments due the note holders. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

During the three months ended December 31, 2011, we issued 166,967 shares of our unregistered Common Stock valued at $80,399 to consultants and our strategic financial advisor for services rendered. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

During the three months ended December 30, 2011, we issued 10% promissory notes for gross proceeds of $507,000. The principal amount of such notes is convertible into 1,138,016 shares of our Common Stock. In connection with the issuance of such notes, we also issued warrants to purchase additional shares of our Common Stock. The issuance of these securities is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

We are in default of our payment obligations on a $250,000 short-term promissory note that matured on February 8, 2012. As of February 14, 2012, the amount due on this note, including principal and all accrued but unpaid interest and fees is $261,150. We are working with the holder to obtain additional time to repay the note.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	--	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.2 (1)	--	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.3 (1)	--	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Lew Boyd, with respect to an unsecured promissory note
10.4 (1)	--	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in November 2011
10.5 (1)	--	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in November 2011
10.6 (1)	--	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.7 (1)	--	Promissory Note dated October 12, 2011 between American Power Group, Inc. and Lyle Jensen

10.8 (1)	--	Extension Agreement dated November 27, 2011 between American Power Group, Inc. and Lyle Jensen
10.9 (1)	--	Stock Transfer Agreement dated December 19, 2011 between GreenMan Technologies, Inc. and Iowa State Bank
31.1	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

(1)	Filed herewith
22

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

Dated: February 14, 2012

