Form 10-Q
period 2012-03-31
GREENMAN TECHNOLOGIES INC
filed 2012-05-15
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

As of May 14, 2012, there were 42,838,483 shares of the registrant’s Common Stock outstanding.

1

GreenMan Technologies, Inc.

GreenMan Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,798	$153,657
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $151,840 as of March 31, 2012 and September 30, 2011	388,013	371,575
Inventory	480,201	348,179
Costs in excess of billings	90,934	143,770
Seller’s note, related party, current portion	275,000	275,000
Prepaid expenses	58,868	164,912
Other current assets	169,316	112,921
Total current assets	1,767,130	1,870,014
Property, plant and equipment, net	305,239	383,540
Other assets:
Seller’s note, related party, non-current	523,248	525,000
Long term contracts, net	366,670	391,672
Purchased technology, net	366,670	391,672
Software development costs, net	524,323	—
Other	147,790	224,898
Total other assets	1,928,701	1,533,242
	$4,001,070	$3,786,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,222,515	$969,424
Accrued expenses	1,128,479	917,984
Billings in excess of cost	24,865	42,707
Notes payable, current	2,102,660	2,167,285
Convertible notes payable, current	2,301,496	—
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	32,302	370,138
Total current liabilities	6,880,835	4,536,056
Notes payable, non-current	65,134	84,695
Convertible notes payable, non-current	—	1,739,460
Notes payable, related parties, non-current	473,500	—
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	7,925,009	6,865,751

Stockholders' deficit:
Preferred stock, $1.00 par value, 1 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 35,997,494 shares and 36,173,033 issued and outstanding at March 31, 2012 and September 30, 2011	359,975	361,730
Additional paid-in capital	41,687,714	40,297,853
Common shares held as collateral	—	(20,000)
Accumulated deficit	(45,971,628)	(43,718,538)
Total stockholders’ deficit	(3,923,939)	(3,078,955)
	$4,001,070	$3,786,796

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$572,884	$517,921	$968,901	$878,123
Cost of sales	459,308	596,681	864,603	993,127
Gross profit (loss)	113,576	(78,760)	104,298	(115,004)
Operating expenses:
Selling, general and administrative	650,338	822,142	1,373,084	1,636,371
Impairment loss	—	149,600	—	149,600
Research and development	61,083	323,566	98,421	513,533
	711,421	1,295,308	1,471,505	2,299,504
Operating loss from continuing operations	(597,845)	(1,374,068)	(1,367,207)	(2,414,508)
Non operating (expense)
Interest and financing costs	(425,251)	(158,801)	(780,014)	(263,763)
Interest income	10,963	10,848	22,053	25,077
Other, net	(34,364)	(40,206)	(64,922)	(81,913)
Non operating expense, net	(448,652)	(188,159)	(822,883)	(320,599)
Loss from continuing operations	(1,046,497)	(1,562,227)	(2,190,090)	(2,735,107)
Discontinued operations
Loss on disposal of discontinued operations	(63,000)	—	(63,000)	—
Loss from discontinued operations	—	(743,968)	—	(1,056,044)
	(63,000)	(743,968)	(63,000)	(1,056,044)
Net loss	$(1,109,497)	$(2,306,195)	$(2,253,090)	$(3,791,151)

Loss from continuing operations per share – basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Loss from discontinued operations per share – basic and diluted	$—	$(0.02)	$—	$(0.03)
Net loss per share –basic and diluted	$(0.03)	$(0.07)	$(0.06)	$(0.11)

Weighted average shares outstanding -basic and diluted	35,700,008	33,668,195	36,150,109	33,550,782

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended March 31, 2012

(Unaudited)

					Common
			Additional		Shares
	Common Stock		Paid In	Accumulated	Held As
	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, October 1, 2011	36,173,033	$361,730	$40,297,853	$(43,718,538)	$(20,000)	$(3,078,955)
Compensation expense associated with stock options	—	—	99,400	—	—	99,400
Common stock issued upon option exercise	22,222	222	(222)	—	—	—
Common stock issued with promissory notes	421,750	4,218	206,658	—	—	210,876
Common stock issued for services rendered	258,288	2,583	122,816	—	—	125,399
Common stock issued upon convertible debt exercise	962,069	9,621	419,136	—	—	428,757
Common stock issued for convertible debt interest	160,132	1,601	93,291	—	—	94,892
Beneficial conversion discount on convertible notes payable	—	—	325,948	—	—	325,948
Value of warrants issued for financing	—	—	122,834	—	—	122,834
Return of collateral shares	(2,000,000)	(20,000)	—	—	20,000	—
Net loss for the six months ended March 31, 2012	—	—	—	(2,253,090)	—	(2,253,090)
Balance, March 31, 2012	35,997,494	$359,975	$41,687,714	$(45,971,628)	$—	$(3,923,939)

See accompanying notes to unaudited condensed interim consolidated financial statements.

GreenMan Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,253,090)	$(3,791,151)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment loss and inventory valuation allowance	—	598,479
Shares issued for services rendered	125,399	16,667
Loss on disposal of discontinued operations	63,000	—
Loss on disposal of property and equipment	22,733	—
Depreciation	55,568	100,250
Amortization of stock issued	210,875	—
Amortization of beneficial conversion feature and warrants	254,575	—
Amortization of deferred financing costs	29,944	114,435
Stock compensation expense	99,400	112,952
Amortization of patents	—	10,830
Amortization of long term contracts	25,002	114,627
Amortization of purchased technology	25,002	25,002
Amortization of software costs	3,632	—
(Increase) decrease in assets:
Accounts receivable	(16,438)	(2,906)
Inventory	(132,022)	224,340
Costs in excess of billings	52,836	(80,528)
Prepaid and other current assets	51,401	176,962
Other assets	(15,836)	(64,476)
(Decrease) increase in liabilities:
Accounts payable	253,091	201,488
Billings in excess of costs	(17,842)	(18,681)
Accrued expenses	305,387	52,925
Net cash used in operating activities	(857,383)	(2,208,785)
Cash flows from investing activities:
Purchase of property and equipment	—	(58,654)
Software development costs	(527,954)	—
Maturity of certificates of deposit	—	500,000
Net cash (used in) provided by investing activities	(527,954)	441,346
Cash flows from financing activities:
Proceeds from notes payable	—	1,222,000
Proceeds from convertible notes payable	1,185,000	500,000
Proceeds from notes payable, related party	155,000	130,000
Repayment of notes payable	(84,186)	(98,628)
Repayment of notes payable, related party	(19,336)	(121,900)
Proceeds from exercise of stock options	—	36,900
Net cash provided by financing activities	1,236,478	1,668,372
Net decrease in cash and cash equivalents	(148,859)	(99,067)
Cash and cash equivalents at beginning of year	153,657	293,550
Cash and cash equivalents at end of period	$4,798	$194,483

Supplemental cash flow information:
Shares issued as additional collateral	$—	$20,000
Shares issued with debt extensions	210,876	284,093
Shares issued in converted debt	523,649	—
Beneficial conversion feature	325,948	—
Warrants issued	122,834	2,905
Interest paid	136,595	109,755
Taxes paid	—	—

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

Recent Developments

On April 30, 2012 we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The preferred stock is convertible into Common Stock at an initial conversion price of $0.40 per share and the investors also received five-year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the preferred stock is convertible, at an initial exercise price $0.50 per share. The investors have the right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to purchase additional shares of preferred stock and warrants under the same terms. In conjunction with the close of the financing, Iowa State Bank extended the maturity of our credit facility to April 25, 2013 and increased our borrowing limits to $2.25 million. In addition, the holders of long-term convertible debentures in the aggregate principal amount of approximately $3 million converted those debentures into shares of our Common Stock in conjunction with this financing. (See Note 16.)

In March 2011, the United States Environmental Protection Agency announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age (“IUL”); or (3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories.

In September 2011, we were notified by the EPA that our first submission under the new regulations had been approved for the OUL Heavy Duty 2004 Caterpillar C-15 engine family. In May 2012, we were notified by the EPA of approval for an additional 55 CAT and Detroit Diesel OUL engine families.

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

Our proprietary technology seamlessly displaces 40% to 70% of the normal diesel fuel consumption with various forms of natural gas and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate at Original Equipment Manufacturers’ (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations, Risks, and Uncertainties – (Continued)

On August 1, 2011, we completed the sale of substantially all of our Green Tech Products’ molded recycled rubber products operations to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products’ senior managers, and recorded a loss on disposal of approximately $59,000. Green Tech Products specialized in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments.

As of March 31, 2012, we had $304,798 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $5,113,704. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three fiscal years and we have incurred substantial losses from operations over those fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional funding (see Note 16), generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

A. Private Placement

On April 30, 2012 we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. (See Note 16.)

B.     Iowa State Bank Credit Facility

In November 2010, American Power Group entered into a $2 million working capital line of credit with Iowa State Bank, which was due to expire April 30, 2012 but has been extended to April 25, 2013 in conjunction with our Convertible Preferred Stock financing. We may borrow up to 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. We have guaranteed all obligations under the line of credit and have secured that guarantee by (i) issuing to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) agreeing to issue to the lender, as additional collateral 2,000,000 shares of our Common Stock. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated, at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility.

C.     Short Term Promissory Notes

In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes for six additional months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 321,750 additional shares of Common Stock, including 10,000 shares of Common Stock as a placement fee.

In February and March 2011, we issued additional six-month promissory notes for gross proceeds of $270,000, including a note with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director, and paid $30,000 as a placement fee.

In October 2011, the holder of a note in the principal amount of $250,000 agreed to extend the maturity date of such note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested, or an aggregate of 421,750 additional shares of Common Stock. We used $495,000 from the proceeds of the Convertible Preferred Stock financing to repay the three of these notes.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1.     Nature of Operations, Risks, and Uncertainties – (Continued)

D. Convertible Promissory Notes

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

In November 2011, we commenced a private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds and as of March 31, 2012 we have issued $1,185,000 of notes and closed the offering. The convertible notes are payable 24 months after issuance and are convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3 at a price equal to equal to 95% of the closing bid price of the Common Stock on the day the notes were issued.

All of these notes were converted into shares of our Common Stock in conjunction with the Convertible Preferred Stock financing.

E. Strategic Financial Advisor Agreement

In December 2011, we engaged Ardour Capital, LLC to serve as our new financial advisor. Ardour Capital is the leading research and investment-banking firm exclusively focused on energy technology, alternative energy and power, and clean and renewable technologies. In April 2012, we closed on an $8.2 Convertible Preferred financing with the assistance of Ardour. (See Note 16).

F. Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), our Board of Directors determined it to be in the best interests of shareholders to exit the molded recycled rubber product business and to devote all of our corporate resources to advancing American Power Group’s dual fuel conversion business. On August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Product’s senior managers.

G. Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $7.0 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the six months ended March 31, 2012 increased 10% over the prior year’s results and revenue for fiscal year ended September 30, 2011 increased more than 430% to $1.77 million as compared to approximately $333,000 during the fiscal year ended September 30, 2010.

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

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

2.     Basis of Presentation

The consolidated financial statements include the accounts of GreenMan Technologies, Inc. and our wholly-owned subsidiaries American Power Group, Inc. and Green Tech Products, Inc. (inactive) All significant intercompany accounts and transactions have been eliminated in consolidation. All molded rubber products assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The accompanying interim financial statements at March 31, 2012 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2011 has been derived from the audited financial statements as of that date, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2012 and the operating results for the interim periods ended March 31, 2012 and 2011 have been included.

3.     Certificates of Deposit

All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2012 and September 30, 2011, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.

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

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. Based on the fiscal year 2012 plan, we have classified $275,000 of the balance as the current portion. In conjunction with the Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 15, 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. (see Note 16)

We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

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

(Unaudited)

5.     Net Loss Per Share – (Continued)

issued by us relate to outstanding stock options and warrants and convertible debt. Basic and diluted net loss per share are the same for the three and six months ended March 31, 2012 and 2011, since the effect of the inclusion of all outstanding options, warrants and convertible debt would be anti-dilutive. In addition, the common shares issued as additional collateral are excluded from both these calculations due to the restrictive nature of the agreement and shares.

At the closing of the $8.2 million private placement on April 30, 2012 described in Note 16, holders of convertible promissory notes in the aggregate principal amount of $2,985,000 had converted such principal, together with interest accrued thereon, into approximately 6,546,000 shares of Common Stock.

6.     Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2012	September 30, 2011
Raw materials	$474,124	$338,594
Work in progress	4,616	8,642
Finished goods	1,461	943
Total inventory	$480,201	$348,179

7.     Long Term Deposits

In December 2007, we made a $149,600 deposit to a third party to secure the exclusive supply and distribution rights in the United States to a technology being developed in China that was intended to transform recycled scrap tires into renewable by-products. Based on significant delays in the development and commercialization of the technology and the third party’s inability to secure additional funding to complete the development, management has determined the realizability of the deposit to be impaired and therefore has recorded an impairment charge of $149,600 at March 31, 2011.

8.     Discontinued Operations

On August 1, 2011, we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products’ senior managers, and recorded a loss on disposal of approximately $59,000. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products’ liabilities, which were approximately $1.2 million; (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000, which is payable in increasing monthly installments over a period of 60 months.

In March 2012, Irish Knight Holdings agreed, in consideration of a $25,000 reduction in the stock inventory credit and a $38,000 reduction in the then outstanding balance of the promissory note, to pay us a total of $80,000 by December 31, 2012 in full satisfaction of the inventory credit and note. As a result, we recorded an additional loss on disposal of discontinued assets of $63,000 during the three and six months ended March 31, 2012.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

8.     Discontinued Operations – (Continued)

Net sales and loss from our discontinued molded rubber products operations for the three and six months ended March 31 were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net sales from discontinued operations	$—	$396,366	$—	$878,123
Loss from discontinued operations	(63,000)	(743,968)	(63,000)	(1,056,044)

9.     Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 for the three months and $50,000 for the six months ended March 31, 2012 and 2011, respectively. Accumulated amortization was $266,660 at March 31, 2012 and $216,666 at September 30, 2011.

A critical component of our dual fuel aftermarket conversion solution is the internally developed software component of our electronic control unit. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and EPA testing protocol for both our OUL and IUL engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.

During fiscal 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when the product or enhancement is available for general release to customers. As of March 31, 2012, we have capitalized $527,955 of development costs associated with our OUL ($252,250) and IUL ($275,705) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and six months ended March 31, 2012 were $0 and $3,632, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Testing Software	Total
2013	$50,000	$50,000	$89,837	$189,837
2014	50,000	50,000	89,837	189,837
2015	50,000	50,000	89,837	189,837
2016	50,000	50,000	89,837	189,837
2017	50,000	50,000	89,837	189,837
2018 and thereafter	116,670	116,670	75,138	308,478
	$366,670	$366,670	$524,323	$1,257,663

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

9.     Intangible Assets – (Continued)

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

In conjunction with the Convertible Preferred Stock financing, on April 27, 2012, we entered into Amendment No. 3 to the Exclusive Patent License Agreement dated June 17, 2009 with M&R and GreenMan (Licensor). The amendment amends the royalty provisions in the license to modify the calculation of the royalty payments and to amend the timing of the royalty payments. Under the provisions of this amendment, effective April 1, 2012 the monthly royalty amount due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero.

10. Contracts in Progress

Contracts in progress consist of the following:

	March 31, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$552,495	$549,319
Estimated earnings on contracts in progress	114,811	83,991
	667,306	633,310
Less billings on contracts in progress	601,237	532,247
	$66,069	$101,063
Costs and estimated earnings in excess of billings	$90,934	$143,770
Billings in excess of costs and estimated earnings	24,865	42,707
	$66,069	$101,063

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

11.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	September 30, 2011	Estimated Useful Lives
Machinery and equipment	$633,961	$657,155	3 – 7 years
Less accumulated depreciation	(328,722)	(273,615)
Machinery and equipment, net	$305,239	$383,540

12.     Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	March 31, 2012	September 30, 2011
Warranty accrual at the beginning of the period	$27,620	$6,188
Charged to costs and expenses relating to new sales	11,302	25,720
Costs of product warranty claims	(9,856)	(4,288)
Warranty accrual at the end of period	$29,066	$27,620

13.     Notes Payable/Credit Facilities

Credit Facilities

In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 (subsequently extended to April 25, 2013). We may borrow up to 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. We have collateralized the obligations by: (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which could not be sold unless we are in default, were valued at $20,000 at November 9, 2010, representing their par value and are treated as a contra equity amount on the balance sheet at September 30, 2011. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue in the future up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011 (subsequently extended to April 25, 2013). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. As of March 31, 2012, we have $1,280,110 outstanding under the credit facility. In conjunction with the completion of our Convertible Preferred Stock financing on April 30, 2012, Iowa State Bank extended the maturity of our credit facility to April 25, 2013 and increased our borrowing limits to $2.25 million (see Note 16).

Short Term Promissory Notes (including Related Party)

In September 2010, we commenced a private offering of 12% unsecured, six-month promissory notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition, we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In connection with the issuance of a note for $250,000, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes for an six additional months after the

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

13.     Notes Payable/Credit Facilities – (Continued)

original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 161,750 additional shares of Common Stock.

In February and March 2011, we issued additional six-month promissory notes for gross proceeds of $270,000, including a note with gross proceeds of $20,000 issued to a director of our company. In addition, we issued an aggregate of 135,000 shares of Common Stock, including 10,000 shares of Common Stock to the director. We paid a placement fee of $30,000 in connection with the issuance of these notes. In connection with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral.

In connection with the issuance of the $250,000 note, two directors and member of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 note.

In October 2011, the holder of a note in the principal amount of $250,000 agreed to extend the maturity date of such note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested, or 421,750 additional shares of Common Stock. The $250,000 note due February 8, 2012 and the remaining third party note of $225,000 were not paid as of March 31, 2012. Both holders, as well as a $20,000 related party note holder, agreed to waive any default as of March 31, 2012 in consideration of payment in conjunction with the Convertible Preferred financing. We repaid $495,000 in principal of these notes with the proceeds of the financing. Related parties holding notes in the aggregate principal amount of $473,500 agreed to a reduction in their interest rate to 8 % and extend the maturity of their notes until April 30, 2014 (see Note 16). These notes have been classified as long term as of March 31, 2012.

On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011 (and subsequently extended to April 30, 2014).

Convertible Notes Payable

In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the six months ended March 31, 2012, $325,000 of the principal and $4,479 of interest were converted into 790,839 shares of our Common Stock and the remaining $175,000 of notes were convertible into 364,741 shares of Common Stock which had a fair value of $251,671 based on the closing price of our stock on that date. All remaining notes, together with accrued interest were converted into shares of our Common Stock in April 2012 in conjunction with our Convertible Preferred Stock financing (see Note 16). Amortization of deferred financing costs was $3,639 and $10,355 during the three and six months ended March 31, 2012 and the unamortized deferred financing costs at March 31, 2012 were $8,622. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $13,283 and $43,182 during the three and six months ended March 31, 2012 and the unamortized beneficial conversion feature at March 31, 2012 was $11,854. This offering was discontinued in March 2011.

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

In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $8,318 and $14,841 during the three and six months ended March 31, 2012 and the unamortized deferred financing costs at March 31, 2012 were $27,250. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $99,227 and $163,691 for the three and six months ended March 31, 2012 and the unamortized warrant value and beneficial conversion feature at March 31, 2012 was $267,583. During the three months ended March 31, 2012, notes in the principal amount of were converted into 169,492 shares of our Common Stock. The remaining notes, in the aggregate principal amount of $1,625,000, were convertible into 2,754,237 shares of Common Stock, which had a fair value of $1,900,424 at March 31, 2012 based on the closing price of our stock on that date. All of such remaining notes, together with accrued interest, were converted into shares of Common Stock in April 2012 in conjunction with our Convertible Preferred Stock financing (see Note 16).

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

During the period of November and December 2011, we issued $507,000 of convertible notes and granted warrants to purchase an aggregate of 341,405 shares of our Common Stock at an exercise prices ranging from $.46 to $.65 per share. During January and February 2012, we received an additional $678,000 from investors under the same terms as the initial investors and granted warrants to purchase an aggregate of 433,700 shares of our Common Stock at an exercise prices ranging from $.42 to $.61 per share. We also incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was $3,701 and 4,748 during the

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

13.     Notes Payable/Credit Facilities – (Continued)

three and six months ended March 31, 2012 and the unamortized deferred financing costs at March 31, 2012 were $29,702. We recorded a debt discount associated with the issuance of the warrants of $122,836. In addition, the notes contained a beneficial conversion feature of $325,947 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and will be amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $37,981 and $44,717 for the three and six months ended March 31, 2012 and the unamortized warrant value and beneficial conversion feature at March 31, 2012 was $404,066. These notes were convertible into 2,583,681 shares of Common Stock, which had a fair value of $1,782,740 at March 31, 2012 based on the closing price of our stock on that date. All of these notes, together with accrued interest, were converted into shares of Common Stock in April 2012 in conjunction with our Convertible Preferred Stock financing (see Note 16).

Due to the fact all convertible notes were converted into Common Stock during April 2012, we have classified all convertible notes as current at March 31, 2012 as follows:

	Gross	Discount	Net
Balance outstanding at March 31, 2012	$ 2,985,000	$ 683,504	$ 2,301,496

14.     Stockholders’ Equity

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

In December 2011, we issued 100,000 shares of unregistered Common Stock (valued at $48,000) to Ardour Capital for services to be rendered pursuant to the Strategic Financial Advisor Agreement as of that date.

In January 2012, an employee exercised options to purchase an aggregate of 40,000 shares of Common Stock utilizing a cashless exercise feature resulting in the net issuance of 22,222 shares of Common Stock.

During the six months ended March 31, 2012, two directors and an officer agreed to accept 80,000 shares of unregistered Common of Stock (valued at $39,000) in lieu of cash for certain director’s fees and wages due the individuals.

During the six months ended March 31, 2012, several third parties agreed to accept 78,288 shares of unregistered Common Stock (valued at $38,399) in lieu of cash for consulting fees due.

Stock Options

Amortization of stock compensation expense was $67,763 and $99,401 for the three and six months ended March 31, 2012 and $41,856 and $112,952 for the three and six months ended March 31, 2011. The unamortized compensation expense at March 31, 2012 was $219,695 and will be amortized over a weighted average remaining amortizable life of approximately 2.4 years.

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

14.     Stockholders’ Equity – (Continued)

In January 2012, we granted options to several directors, management and other individuals to purchase an aggregate of 215,000 shares of our Common Stock at an exercise price of $0.48 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest immediately on the date of grant. The fair value of the options at the date of grant in aggregate was $37,870, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 68% and expected term of 2 years.

15.     Related Party Transactions

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

16.     Subsequent Events

Private Placement

On April 30, 2012 we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The preferred stock is convertible into Common Stock at an initial conversion price of $0.40 per share and the investors also received five-year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the preferred stock is convertible, exercisable at $0.50 per share. Both the preferred stock and the warrants are subject to adjustment for certain dilutive issuances and upon other customary terms, and they may be converted or exercised, at any time. The Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the preferred stock include certain liquidation preferences and other rights described in the Current Report on Form 8-K that we filed on May 3, 2012. The investors have the right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to buy additional shares of preferred stock and warrants under the same terms. We are required to file a registration statement with the Securities and Exchange Commission on or before May 30, 2012, to register for resale the shares of Common Stock issuable upon the conversion of the preferred stock and the exercise of the warrants. We used approximately $475,000 of the net proceeds of approximately $7.5 million after fees and expenses from the financing to retire short term debt and intend to use the balance to advance our dual-fuel technologies business.

The holders of the preferred stock also have the right to elect three members of our Board of Directors. In conjunction with the closing, Dr. Allen Kahn and Mr. Thomas Galvin resigned from the Board of Directors and the holders of the preferred stock appointed Mr. Neil Braverman, Dr. Avi Faliks and Mr. Jamie Weston to the Board of Directors.

Amendments to Certain Related Party Promissory Notes

On April 27, 2012, we entered into amendments to the promissory notes with each of Charles Coppa, Lyle Jensen and Dr. Allen Kahn. Each amendment reduced the interest rate of the promissory notes to 8% per annum and extended the maturity date of each promissory note to April 30, 2014.

Amendment to Patent License and Note

On April 27, 2012, we entered into Amendment No. 3 to the Exclusive Patent License Agreement dated June 17, 2009 with M&R and GreenMan (Licensor). The amendment amends the royalty provisions in the license to modify the calculation of the royalty payments and to amend the timing of the royalty payments. Under the provisions of this amendment, effective April 1, 2012 the monthly royalty amount due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. In addition, the parties amended the Amended and Restated Promissory note dated December 1, 2009 to extend the maturity of the note until February 15, 2015 and

GreenMan Technologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

16.     Subsequent Events – (Continued)

defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. M&R also agreed to waive any prior defaults under the license.

Extension of Iowa State Credit Facility

On April 30, 2012, Iowa State Bank agreed to extend the maturity of American Power Group’s working capital line of credit to April 25, 2013 and increased the borrowing limits under the facility to $2.25 million. The other terms and conditions of the credit facility remain unchanged.

Convertible Debenture Conversion

As a condition to the closing of the private placement on April 30, 2012, the investors required that outstanding convertible promissory notes be converted into shares of Common Stock effective as of and immediately prior to the closing. At or prior to the closing, holders of convertible promissory notes in the aggregate principal amount of $2,985,000 converted such principal, together with interest accrued thereon, into approximately 6,546,000 shares of Common Stock.

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

Introduction

As described in Note 1, our business changed in August 2011, when we sold substantially all of the assets of our Green Tech Products, Inc. molded rubber products operations. Green Tech Products’ assets, liabilities and results of operations are classified as discontinued operations for all periods to be presented in the Form 10-Q for the three and six months ended March 31, 2012 and 2011.

Results of Operations

Three Months ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Net sales from continuing operations for the three months ended March 31, 2012 increased $54,963 or 11% to $572,884 as compared to net sales of $517,921 for the three months ended March 31, 2011. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.

During the three months ended March 31, 2012, we incurred a gross profit of $113,576 as compared to a negative gross profit of $78,760 for the three months ended March 31, 2011. The increase was attributable to higher revenue and lower all manufacturing overhead costs during the three months ended March 31, 2012.

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased $171,804 or 21% to $650,338 as compared to $822,142 for the three months ended March 31, 2011. The decrease was primarily attributable to lower selling, professional and non-cash stock option amortization expenses.

During the three months ended March 31, 2011, we recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed

Costs associated with our research and development decreased $262,483 or 81% to $61,083 for the three months ended March 31, 2012 as compared to $323,566 for the three months ended March 31, 2011. The decrease is attributable to the completion of a majority of our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software as well as the introduction of new dual fuel products and enhancements made to the current family of dual fuel products.

During the three months ended March 31, 2012, interest and financing expense increased $266,450 to $425,251 including $286,426 of non-cash financing costs as compared to $158,801 for the three months ended March 31, 2011 due to increased borrowings.

Our net loss from continuing operations decreased $515,730 or 33% to $1,046,497 for the three months ended March 31, 2012 as compared to a net loss of $1,562,227 for the three months ended March 31, 2011.

The loss from discontinued operations for the three months ended March 31, 2012 and 2011 of $63,000 and $743,968, respectively, relates to the net results of our molded rubber products operations which were sold in August 2011.

Our net loss for the three months ended March 31, 2012 was $1,109,497 or ($.03) per basic share as compared to $2,306,195 or ($.07) per basic share for the three months ended March 31, 2011.

Six Months ended March 31, 2012 Compared to the Six Months ended March 31, 2011

Net sales from continuing operations for the six months ended March 31, 2012 increased $90,778 or 10% to $968,901 as compared to net sales of $878,123 for the six months ended March 31, 2011. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.

During the six months ended March 31, 2012, we incurred a gross profit of $104,298 as compared to a negative gross profit of $115,004 for the six months ended March 31, 2011. The increase was attributable to higher revenue and lower all manufacturing overhead costs during the six months ended March 31, 2012.

Selling, general and administrative expenses for the six months ended March 31, 2012 decreased $263,287 or 16% to $1,373,084 as compared to $1,636,371 for the six months ended March 31, 2011. The decrease was primarily attributable to lower selling, professional and non-cash stock option amortization expenses.

During the six months ended March 31, 2011, we recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which has not been completed

Costs associated with our research and development decreased $451,112 or 81% to $98,421 for the six months ended March 31, 2012 as compared to $513,533 for the six months ended March 31, 2011. The decrease is attributable to the completion of a majority of our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software as well as the introduction of new dual fuel products and enhancements made to the current family of dual fuel products.

During the six months ended March 31, 2012, interest and financing expense increased $516,251 to $780,014 including $491,638 of non-cash financing costs as compared to $263,763 for the six months ended March 31, 2011 due to increased borrowings.

Our net loss from continuing operations decreased $545,017 or 20% to $2,190,090 for the six months ended March 31, 2012 as compared to a net loss of $2,735,107 for the six months ended March 31, 2011.

The loss from discontinued operations for the six months ended March 31, 2012 and 2011 of $63,000 and $1,056,044, respectively, relates to the net results of our molded rubber products operations which were sold in August 2011.

Our net loss for the six months ended March 31, 2012 was $2,253,090 or ($.06) per basic share as compared to $3,791,151 or ($.11) per basic share for the six months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $304,798 in cash, cash equivalents and restricted certificates of deposit and a working capital deficiency of $5,113,704. Our molded rubber products business has historically been the source of substantially all of our revenue and cash flow over the past three fiscal years and we have incurred substantial losses from operations over those fiscal years. These factors among others raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional funding (see Note 16), generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. The financial statements have been prepared assuming we will continue as a going concern.

The Consolidated Statements of Cash Flows reflect events for the six months ended March 31, 2012 and 2011 as they affect our liquidity. During the six months ended March 31, 2012, net cash used in operating activities was $857,383. Our net loss for the six months ended March 31, 2012 was $2,253,090, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $703,998 of depreciation, amortization, stock options and deferred financing costs and an increase of $558,478 in accounts payable and accrued expenses. During the six months ended March 31, 2011, net cash used in operating activities was $2,208,785. Our net loss for the six months ended March 31, 2011 was $3,791,151 (including the non-cash impairment loss of $423,250 and an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses and changes to our working capital: $478,096 of depreciation and net amortization and a decrease of $401,302 in inventory and other current assets and a $201,488 increase in accounts payable.

Net cash used in investing activities was $527,954 for the six months ended March 31, 2012, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications. Net cash provided by investing activities was $441,346 for the six months ended March 31, 2011, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment.

Net cash provided by financing activities was $1,236,478 during the six months ended March 31, 2012, reflecting the proceeds of $1,185,000 of new convertible notes payable plus $155,000 of proceeds from related parties which offset normal debt payments. Net cash provided by financing activities was $1,668,372 during the six months ended March 31, 2011, reflecting the proceeds from new notes payable and normal debt payments.

In order to ensure our future viability, management has implemented or is in the process of implementing the following actions:

Private Placement

On April 30, 2012 we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The preferred stock is convertible into Common Stock at an initial conversion price of $0.40 per share and the investors also received five-year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the preferred stock is convertible, exercisable at $0.50 per share. The investors have the right, exercisable at any time before March 31, 2013, to invest up to an additional $2.7 million to purchase additional shares of preferred stock and warrants under the same terms. We used approximately $475,000 of the net proceeds of approximately $7.5 million after fees and expenses from the financing to retire short term debt and intend to use the balance to advance our dual-fuel technologies business.

Extension of Iowa State Credit Facility

On April 30, 2012, Iowa State Bank agreed to extend the maturity of American Power Group’s working capital line of credit to April 25, 2013 and increased the borrowing limits under the credit facility to $2.25 million. The other terms and conditions of the credit facility remain unchanged.

Convertible Debenture Conversion

As a condition to the closing of the private placement on April 30, 3012, the investors required that outstanding convertible promissory notes be converted into shares of Common Stock effective as of and immediately prior to the closing. At or prior to the closing, holders of convertible promissory notes in the aggregate principal amount of $2,985,000 converted such principal, together with interest accrued thereon, into approximately 6,546,000 shares of Common Stock.

Operating Enhancements

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $7.0 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group’s dual fuel conversion technology and establish broader market presence worldwide. As a result of these efforts, revenue for the six months ended March 31, 2012 increased 10% over the prior year’s results and revenue for fiscal year ended September 30, 2011 increased more than 430% to $1.77 million, as compared to approximately $333,000 during the fiscal year ended September 30, 2010.

Divestiture of Molded Recycled Rubber Products Business

Based on the magnitude of Green Tech Products’ continuing operating losses ($6 million cumulative since acquisition), on August 1, 2011 we completed the sale of substantially all of the assets of Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Product’s senior managers.

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

Effects of Inflation and Changing Prices

Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the three and six months ended March 31, 2012 and 2011, because we no longer maintain any floating-rate debt.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we issued 21,321 shares of our unregistered Common Stock valued at $15,000 to consultants and an employee for services rendered. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

In January 2012, we issued 22,222 shares of our unregistered Common Stock valued at $6,222 to an employee upon exercise of stock options. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

During the three months ended March 31, 2012, we issued 10% promissory notes for gross proceeds of $678,000. The principal amount of such notes is convertible into 1,445,666 shares of our Common Stock. In connection with the issuance of such notes, we also issued warrants to purchase additional shares of our Common Stock. The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

At March 31, 2012, we were in default on our payment obligations under (i) a promissory note in the principal amount of $250,000, which matured on February 8, 2012, (ii) a promissory note in the principal amount of $225,000, which matured on March 31, 2012; and (iii) promissory notes payable to three members of our Board and an officer, in the aggregate principal amount of $493,500, all of which matured on March 31, 2012. The two promissory notes held by third parties and a note in the principal amount of $20,000 held by one of our directors were all repaid with the proceeds of the financing, and all defaults were waived. The directors and officer agreed to extend the maturity of their remaining notes, in the aggregate principal amount of $473,500, until April 30, 2014 (see Note 16), and all defaults were waived.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

3.1 (1)	--	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended

31.1	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

(1)   Filed herewith

*    TO BE FILED VIA AMENDMENT.  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

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

Dated: May 15, 2012

