Form 10-Q/A
period 2012-03-31
GREENMAN TECHNOLOGIES INC
filed 2012-05-16
CIK 932699

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.		Description

3.1 (1)	--	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended

31.1 (2)	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 (2)	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 (2)	--	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 (2)	--	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (3)		XBRL Taxonomy Extension Schema Document

101.CAL (3)		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)		XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)		XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

(1)	Previously filed as an exhibit to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012.
(2)	Previously furnished as an exhibit to GreenMan Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012.
(3)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GreenMan Technologies, Inc.

By: /s/ Charles E. Coppa

Charles E. Coppa

Chief Financial Officer

(Principal Accounting and Financial Officer)

Dated: May 16, 2012