Form 10-Q
period 2012-06-30
AMERICAN POWER GROUP Corp
filed 2012-08-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission File Number: 1-13776

American Power Group Corporation
(Exact name of registrant as specified in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Kimball Lane, Lynnfield MA	01940
(Address of principal executive offices)	(Zip Code)

(781) 224-2411
(Registrant’s telephone number, including area code)

GreenMan Technologies, Inc.
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

As of August 14, 2012, there were 44,145,998 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,634,251	$153,657
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $151,840 as of June 30, 2012 and September 30, 2011	429,383	371,575
Inventory	529,000	348,179
Costs in excess of billings	100,380	143,770
Seller’s note, related party, current portion	63,456	275,000
Prepaid expenses	268,429	164,912
Other current assets	95,919	112,921
Total current assets	7,420,818	1,870,014
Property, plant and equipment, net	288,666	383,540
Other assets:
Seller’s note, related party, non-current	733,931	525,000
Long term contracts, net	354,167	391,672
Purchased technology, net	354,167	391,672
Software development costs, net	902,410	—
Other	70,567	224,898
Total other assets	2,415,242	1,533,242
	$10,124,726	$3,786,796
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$851,746	$969,424
Accrued expenses	945,822	917,984
Billings in excess of cost	1,808	42,707
Notes payable, current	1,696,870	2,167,285
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	—	370,138
Total current liabilities	3,564,764	4,536,056
Notes payable, non-current	55,104	84,695
Convertible notes payable, non-current	—	1,739,460
Notes payable, related parties, non-current	473,500	—
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,598,908	6,865,751

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,854 shares authorized	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 821.6 shares and 0 shares issued and outstanding at June 30, 2012 and September 30, 2011	822	—
Common stock, $.01 par value, 100 million shares authorized, 43,106,364 shares and 36,173,033 issued and outstanding at June 30, 2012 and September 30, 2011	431,064	361,730
Additional paid-in capital	62,757,668	40,297,853
Common shares held as collateral	—	(20,000)
Accumulated deficit	(57,663,736)	(43,718,538)
Total stockholders’ equity (deficit)	5,525,818	(3,078,955)
	$10,124,726	$3,786,796

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$889,577	$542,372	$1,858,478	$1,420,495
Cost of sales	493,239	509,144	1,357,842	1,502,271
Gross profit (loss)	396,338	33,228	500,636	(81,776)
Operating expenses:
Selling, general and administrative	695,449	739,791	2,068,533	2,376,162
Impairment loss	—	—	—	149,600
Research and development	39,374	393,698	137,795	907,231
	734,823	1,133,489	2,206,328	3,432,993
Operating loss from continuing operations	(338,485)	(1,100,261)	(1,705,692)	(3,514,769)
Non operating income (expense)
Interest and financing costs	(1,458,779)	(250,765)	(2,238,793)	(514,528)
Interest income	20,869	(3,468)	20,869	21,609
Other, net	(30,565)	(29,036)	(73,434)	(110,949)
Non operating expense, net	(1,468,475)	(283,269)	(2,291,358)	(603,868)
Loss from continuing operations before income taxes	(1,806,960)	(1,383,530)	(3,997,050)	(4,118,637)
Income tax benefit	—	322,393		322,393
Loss from continuing operations	(1,806,960)	(1,061,137)	(3,997,050)	(3,796,244)
Discontinued operations
Loss on disposal of discontinued operations	—	—	(63,000)	—
Loss from discontinued operations	(85)	(166,369)	(85)	(1,222,413)
	(85)	(166,369)	(63,085)	(1,222,413)
Net loss	$(1,807,045)	$(1,227,506)	$(4,060,135)	$(5,018,657)
10% Convertible Preferred dividends	$(136,936)	$—	$(136,936)	$—
10% Convertible Preferred beneficial conversion feature	$(9,748,127)	$—	$(9,748,127)	$—
Net loss available to common shareholders	$(11,692,108)	$(1,227,506)	$(13,945,198)	$(5,018,657)
Loss from continuing operations per share – basic and diluted (See Note 5)	$(0.28)	$(0.04)	$(0.37)	$(0.11)
Loss from discontinued operations per share – basic and diluted	$—	$—	$—	$(0.04)
Net loss per share –basic and diluted (See Note 5)	$(0.28)	$(0.04)	$(0.37)	$(0.15)
Weighted average shares outstanding -basic and diluted	41,169,130	34,058,326	37,817,010	33,719,346

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Common Shares Held As
	Shares	Amount	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, October 1, 2011	—	—	36,173,033	$361,730	$40,297,853	$(43,718,538)	$(20,000)	$(3,078,955)
Compensation expense associated with stock options	—	—	—	—	130,305	—	—	130,305
Common stock issued upon option exercise	—	—	101,222	1,012	23,258	—	—	24,270
Common stock issued with promissory notes	—	—	421,750	4,218	206,658	—	—	210,876
Common stock issued for services rendered	—	—	288,757	2,888	141,011	—	—	143,899
Common stock issued upon convertible debt exercise	—	—	7,508,420	75,085	3,338,672	—	—	3,413,757
Common stock issued for convertible debt interest	—	—	454,734	4,547	294,722	—	—	299,269
Beneficial conversion discount on convertible notes payable	—	—	—	—	908,095	—	—	908,095
Value of warrants issued for financing	—	—	—	—	122,834	—	—	122,834
Sale of 10% Convertible Preferred stock unit:
Sale of 10% Convertible Preferred stock, net of fees	822	$822	—	—	3,850,090	—	—	3,850,912
Value of warrants issued with 10% Convertible Preferred stock	—	—			2,219,758			2,219,758
Value of additional investment right issued with 10% Convertible Preferred stock	—	—	—	—	1,366,369	—	—	1,366,369
10% Convertible Preferred stock beneficial conversion feature	—	—	—	—	9,748,127	(9,748,127)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	158,448	1,584	109,916	(111,500)	—	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(25,436)	—	(25,436)
Return of collateral shares	—	—	(2,000,000)	(20,000)	—	—	20,000	—
Net loss for the nine months ended June 30, 2012	—	—	—	—	—	(4,060,135)	—	(4,060,135)
Balance, June 30, 2012	822	$822	43,106,364	$431,064	$62,757,668	$(57,663,736)	$—	$5,525,818

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,060,135)	$(5,018,657)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment loss and inventory valuation allowance	7,622	598,479
Loss on disposal of discontinued operations	63,000	—
Shares issued for services rendered	143,899	16,667
Amortization of stock issued	210,875	—
Amortization of beneficial conversion feature and warrants	934,323	—
Amortization of debt incentive conversion	582,147	—
Depreciation expense	103,454	150,194
Amortization of deferred financing costs	95,515	320,949
Stock compensation expense	130,305	206,536
Amortization of patents	—	10,830
Amortization of software costs	22,128	—
Amortization of long term contracts	37,505	127,128
Amortization of purchased technology	37,505	37,503
(Increase) decrease in assets:
Accounts receivable	(57,808)	(5,093)
Inventory	(180,821)	53,386
Seller's note	2,613	—
Costs in excess of billings	43,390	(167,322)
Prepaid and other current assets	(86,515)	(293,322)
Other assets	(4,184)	(149,276)
(Decrease) increase in liabilities:
Accounts payable	(117,678)	406,757
Billings in excess of costs	(40,899)	71,004
Accrued expenses	330,864	349,254
Net cash used in operating activities	(1,802,895)	(3,284,983)
Cash flows from investing activities:
Purchase of property and equipment	(16,202)	(58,654)
Software development costs	(924,538)	—
Maturity of certificates of deposit	—	500,000
Net cash (used in) provided by investing activities	(940,740)	441,346
Cash flows from financing activities:
Proceeds from convertible notes payable	1,185,000	1,850,000
Proceeds from notes payable	380,219	1,561,162
Proceeds from notes payable, related party	155,000	130,000
Repayment of notes payable, related party	(51,638)	(401,522)
Repayment of notes payable	(880,225)	(146,114)
Proceeds from exercise of stock options	24,270	69,400
Payment of cash dividend on 10% convertible preferred stock	(25,436)	—
Net proceeds on sale of 10% convertible preferred stock	7,437,039	—
Net cash provided by financing activities	8,224,229	3,062,926
Net decrease in cash and cash equivalents	5,480,594	219,289
Cash and cash equivalents at beginning of year	153,657	293,550
Cash and cash equivalents at end of period	$5,634,251	$512,839

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2012	2011

Supplemental cash flow information:
Interest paid	$224,230	$189,261

Noncash financing activities:
Shares issued as additional collateral	$—	$20,000
Shares issued with debt	—	284,093
Shares issued with debt extensions	210,875	—
Shares issued in converted debt	3,713,026	—
Debt incentive to convert	582,147	—
Beneficial conversion feature	325,947	212,482
Warrants issued	122,836	143,602
Shares issued for preferred stock dividend	111,500	—

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)
1.    Nature of Operations, Risks, and Uncertainties
Effective August 1, 2012, GreenMan Technologies, Inc. (the “Company”) changed its name to American Power Group Corporation ("APGC"). In connection with the corporate name change, the Company’s stock trading symbol on the OTCQB has changed from “GMTI” to “APGI”.
APGC (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to August 1, 2011, APGC was comprised of two business segments, the dual fuel conversion operations (American Power Group) and the molded recycled rubber products operations (Green Tech Products). As described below, our business changed substantially in August 2011, when we sold substantially all of the assets of our molded recycled rubber products operations.
Recent Developments
On April 30, 2012 we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The 10% Convertible Preferred Stock is convertible into Common Stock at a conversion price of $0.40 per share and the investors also received five year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the 10% Convertible Preferred stock is convertible, at an exercise price of $0.50 per share. The investors have the right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to purchase additional shares of 10% Convertible Preferred stock and warrants under the same terms. In conjunction with the close of the financing, Iowa State Bank extended the maturity of our credit facility to April 25, 2013 and increased our borrowing limits to $2.25 million. In addition, the holders of long-term convertible debentures in the aggregate principal amount of approximately $3 million converted those debentures into shares of our Common Stock in conjunction with this financing. (See Note 13).
In March 2011, the United States Environmental Protection Agency ("EPA") announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age (“IUL”); or (3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories.
In September 2011, we were notified by the EPA that our first submission under the new regulations had been approved for the OUL Heavy Duty 2004 Caterpillar C-15 engine family. Through August 14, 2012, we have successfully obtained 59 EPA approvals for various OUL vehicular engine families.
Nature of Operations, Risks, and Uncertainties
Our patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

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
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 20% to 35%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.
On August 1, 2011, we completed the sale of substantially all of our Green Tech Products' molded recycled rubber products operations to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products' senior managers, and recorded a loss on disposal of approximately $59,000. Green Tech Products specialized in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments.
As of June 30, 2012, we had $5,934,251 in cash, cash equivalents and restricted certificates of deposit and working capital of $3,856,054. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation
The consolidated financial statements include the accounts of APGC and our wholly-owned subsidiaries, American Power Group, Inc. and Green Tech Products, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation. All molded rubber products assets, liabilities and results of operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.
The accompanying interim financial statements at June 30, 2012 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2011 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2012 and the operating results for the interim periods ended June 30, 2012 and 2011 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2012 and September 30, 2011, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. Based on the fiscal year 2012 plan, we have classified $63,456 of the balance as the current portion. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. (See Note 9). We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.
5.     Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded by the weighted average number of common shares outstanding during the period. The beneficial conversion feature recorded pursuant to FASB Accounting Standards Codification Topic 470-20 resulted from the issuance of 10% Convertible Preferred Stock, warrants and an additional investment right with conversion prices less than the fair value of the as-converted common shares. The beneficial conversion feature is the difference between the conversion prices of the 10% Convertible Preferred Stock, warrants and additional investment right and the fair value of the common stock into which they are convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of common shares they are convertible into. The result has no impact on our cash, net loss or total stockholders' equity. However, it does increase the net loss per common share for purposes of presenting net loss per share. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net loss per share are the same for the three and nine months ended June 30, 2012 and 2011, since the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants and would be anti-dilutive. Calculations of our net loss per common share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,807,045)	$(1,227,506)	$(4,060,135)	$(5,018,657)
Less 10% convertible preferred dividends	(136,936)	—	(136,936)	—
Less 10% convertible preferred beneficial conversion feature	(9,748,127)	—	(9,748,127)	—
Net loss available to common shareholders	$(11,692,108)	$(1,227,506)	$(13,945,198)	$(5,018,657)
Loss per common share - basic and dilutive	$(0.28)	$(0.04)	$(0.37)	$(0.15)

Weighted average shares outstanding - basic and dilutive	41,169,130	34,058,326	37,817,010	33,719,346

6.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2012	September 30, 2011
Raw materials	$520,551	$338,594
Work in progress	2,618	8,642
Finished goods	5,831	943
Total inventory	$529,000	$348,179

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
In March 2012, Irish Knight Holdings agreed, in consideration of a $25,000 reduction in the stock inventory credit and a $38,000 reduction in the then outstanding balance of the promissory note, to pay us a total of $80,000 by December 31, 2012 in full satisfaction of the inventory credit and note. As a result, we recorded an additional loss on disposal of discontinued assets of $63,000 during the nine months ended June 30, 2012. As of June 30, 2012 the balance due under the note was $65,000.
Net sales and loss from our discontinued molded rubber products operations for the three and nine months ended June 30, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales from discontinued operations	$—	$610,241	$—	$1,438,164
Loss from discontinued operations	(85)	(166,369)	(63,085)	(1,222,413)
9.     Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $75,000 for the three and nine months ended June 30, 2012 and 2011, respectively. Accumulated amortization was $291,666 at June 30, 2012 and $216,666 at September 30, 2011.
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

During fiscal 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when the product or enhancement is available for general release to customers. As of June 30, 2012, we have capitalized $924,539 of development costs associated with our OUL ($488,660) and IUL ($435,879) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three and nine months ended June 30, 2012 were $18,496 and $22,128, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Testing Software	Total
2013	$50,000	$50,000	$160,000	$260,000
2014	50,000	50,000	160,000	260,000
2015	50,000	50,000	160,000	260,000
2016	50,000	50,000	160,000	260,000
2017	50,000	50,000	145,137	245,137
2018 and thereafter	104,167	104,167	117,273	325,607
	$354,167	$354,167	$902,410	$1,610,744
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

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero.
10. Contracts in Progress
Contracts in progress consist of the following:

	June 30, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$439,819	$549,319
Estimated earnings on contracts in progress	145,939	83,991
	585,758	633,310
Less billings on contracts in progress	487,186	532,247
	$98,572	$101,063
Costs and estimated earnings in excess of billings	$100,380	$143,770
Billings in excess of costs and estimated earnings	1,808	42,707
	$98,572	$101,063
11.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2012	September 30, 2011	Estimated Useful Lives
Machinery and equipment	$643,638	$657,155	3 – 7 years
Less accumulated depreciation	(354,972)	(273,615)
Machinery and equipment, net	$288,666	$383,540

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
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	June 30, 2012	September 30, 2011
Warranty accrual at the beginning of the period	$27,620	$6,188
Charged to costs and expenses relating to new sales	18,104	25,720
Costs of product warranty claims	(12,259)	(4,288)
Warranty accrual at the end of period	$33,465	$27,620
13.     Notes Payable/Credit Facilities
Credit Facilities
In November 2010, American Power Group entered into a $2,000,000 working capital line of credit with Iowa State Bank, which expired on December 1, 2011 but was subsequently extended to April 25, 2013. We may borrow up to 50% of the value of American Power Group’s eligible inventory and 70% of its eligible accounts receivable. We have collateralized the obligations by: (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which could not be sold unless we are in default, were valued at $20,000 at November 9, 2010, representing their par value and are treated as a contra equity amount on the balance sheet at September 30, 2011. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue in the future up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011 (subsequently extended to April 25, 2013). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. As of June 30, 2012, we have $1,560,110 outstanding under the credit facility. In conjunction with the completion of our 10% Convertible Preferred Stock financing on April 30, 2012, Iowa State Bank extended the maturity of our credit facility to April 25, 2013 and increased our borrowing limits to $2.25 million.
Short Term Promissory Notes (including Related Party)
In September 2010, we commenced a private offering of 12% unsecured, six-month promissory notes payable in an effort to raise up to $575,000 in gross proceeds (subsequently increased to $850,000). In addition, we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In connection with the issuance of a note for $250,000, two directors and a member of management each pledged 125,000 shares of our Common Stock as additional collateral. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes for an additional six additional months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 161,750 additional shares of Common Stock.
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
In October 2011, the holder of a note in the principal amount of $250,000 agreed to extend the maturity date of such note to February 8, 2012 and the remaining holders agreed to extend the maturity of their notes to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested, or 421,750 additional shares of Common Stock. In conjunction with 10% Convertible Preferred Stock financing, we repaid an aggregate of $495,000 in principal due several note holders including $20,000 due to a related party. All parties agreed to waive any default in conjunction with these payments.
On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing, related parties holding notes in the aggregate principal amount of $473,500 agreed to extend the maturity of their notes until April 30, 2014 and a reduction in their interest rate to 8%. These notes have been classified as long term as of June 30, 2012.
Convertible Notes Payable
In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $0.45 to $0.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the nine months ended June 30, 2012, the principal balance of $500,000 and $16,415 of interest were converted into 1,185,475 shares of our Common Stock. Amortization of deferred financing costs was $8,623 and $18,978 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and was amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $11,854 and $55,036 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. This offering was discontinued in March 2011.

In April 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,150,000. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of (i) 110% of the volume-weighted average price of the Common Stock as of April 22, 2011 (the date the first such notes were issued) or $0.59 or (ii) in the event that we issue shares of our Common Stock in a financing on or before September 30, 2011, the gross proceeds of which, at a single closing, exceed $5,000,000 (a “Qualified Financing”), 110% of the price per share of Common Stock paid by investors in such financing. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. During June and July 2011, we received an additional $575,000 from investors under the same terms as the initial investors.In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of 5 years after the date the investor subscribed for his or her note, at a price equal to the lower of (i) 120% of the volume-weighted average price of the Common Stock on April 22, 2011 (the date the first such notes were issued), or (ii) in the event that we issue shares of our Common Stock in a Qualified Financing, 90% of the price per share of Common Stock paid by investors in such financing. This offering was discontinued in August 2011.
During the nine months ended June 30, 2012, notes in the principal amount of $1,725,000 plus accrued interest of $94,644 were converted into 3,977,068 shares of our Common Stock. In recognition of the agreement of certain investors to convert early, we agreed to reduce the conversion price on $1.6 million of notes from $0.59 to $0.45. We recorded a non-cash incentive conversion expense of $582,147 during the three months ended June 30, 2012 associated with this repricing. In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $0.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $27,250 and $42,091 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $267,583 and $431,274 for the three and nine months ended June 30, 2012 representing the amortization of all remaining amounts.
In November 2011, we commenced a new private offering of 10% convertible notes payable in an effort to raise up to $1.5 million in gross proceeds. The convertible notes are payable 24 months after issuance. Each note is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. Each note will be convertible at our option into shares of Common Stock at such conversion price if, at any time after the first anniversary of the issuance of the note and prior to the note’s maturity, the average closing price of the Common Stock, as reflected on the principal stock exchange or trading market for the Common Stock, equals or exceeds $1.60 per share (as such price may be equitably adjusted upon certain events such as stock dividends, distributions and splits) for 20 consecutive trading days. In addition, each investor received a warrant to purchase that number of shares of Common Stock which is equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor is convertible, multiplied by 0.3. Each warrant will be exercisable for a period of 5 years after the date the investor subscribed for his or her note, at a price equal to 95% of the closing bid price of the Common Stock on the day the notes were issued.
During the period of November and December 2011, we issued $507,000 of convertible notes and granted warrants to purchase an aggregate of 341,405 shares of our Common Stock at exercise prices ranging from $0.46 to $0.65 per share. During January and February 2012, we received an additional $678,000 from investors under the same terms as the initial investors and granted warrants to purchase an aggregate of 433,700 shares of our Common Stock at exercise prices ranging from $0.42 to $0.61 per share. In April 2012, as required by the 10% Convertible Preferred Stock investors, all notes in the principal amount of $1,185,000 plus accrued interest of $29,219 were converted into 2,647,406 shares of our Common Stock. We incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was $29,703 and $34,450 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. We recorded a debt discount associated with the issuance of the warrants of $122,836. In addition, the notes contained a beneficial conversion feature of $325,947 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $404,606 and $448,783 for the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts.

14.     Stockholders’ Equity
Authorized Shares
On July 23, 2012 our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 150 million shares.
Common Stock
In October 2011, holders of $843,500 in notes payable (including $343,500 due to related parties) agreed to extend the maturity of $250,000 of the notes to February 8, 2012 and the remaining balance to March 31, 2012. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering or 421,750 additional shares of Common Stock to the holders in aggregate.
In November 2011, certain convertible note holders agreed to accept 153,241 shares of unregistered Common Stock (valued at $90,411) in lieu of cash for interest payments due the note holders.
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
During the nine months ended June 30, 2012, two directors and an officer agreed to accept 80,000 shares of unregistered Common Stock (valued at $39,000) in lieu of cash for certain director’s fees and wages due the individuals.
During the nine months ended June 30, 2012, several third parties agreed to accept 83,757 shares of unregistered Common Stock (valued at $41,899) in lieu of cash for consulting fees due.
On May 1, 2012 we issued 25,000 shares of our unregistered Common Stock as a restricted stock award to a new director as a future incentive. We recorded a $15,000 expense (the assigned fair value based on the closing bid price) associated with the issuance of these shares during the three months ended June 30, 2012.
During May and June 2012, two former directors exercised options to purchase an aggregate of 79,000 shares of Common Stock at exercise prices ranging from $0.23 to $0.51 per share.
On June 30, 2012, certain 10% Convertible Preferred Stock holders agreed to accept 158,448 shares of unregistered Common Stock (valued at $111,500) in lieu of cash for dividend payments due the holders.
10% Convertible Preferred Stock
On April 30, 2012, we completed a private placement in which we entered into a securities purchase agreement with certain accredited investors and sold 821.6 units for gross proceeds to us of $8,216,000. We incurred cash fees associated with the placement of approximately $676,000. In conjunction with the private placement we issued the placement agent a five-year warrant to purchase 450,000 shares of our Common Stock at an exercise price of $0.40 per share (valued at $173,000). We used approximately $495,000 of the net proceeds to retire short term debt and intend to use the balance to advance our dual fuel technologies business.
Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock and one warrant to purchase 25,000 shares of Common Stock. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. During the three months ended June 30, 2012 we recorded a 10% preferred dividend of $136,936 of which $25,436 was paid in cash. We issued 158,448 shares of Common Stock valued at $111,500 (or $0.70 per share representing the 20 day volume weighted average price prior to June 30, 2012) to certain investors who agreed to waive their right to receive the dividend in cash. As of the date of issuance, each share of 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The conversion price of the 10% Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition to the conversion right described above, we may require the holders of the 10% Convertible Preferred Stock to convert their shares into shares of Common Stock in the event the volume weighted average price of our Common Stock exceeds certain threshold amounts.

The holders of the 10% Convertible Preferred Stock vote with the Common Stock on all matters presented to the holders of the Common Stock, other than the election of certain directors, on an as-converted basis. The holders of 10% Convertible Preferred Stock voting as a separate class are entitled to elect three members of the Board of Directors. In connection with the exercise of that right, Dr. Allen Kahn and Thomas Galvin resigned from the Board of Directors following the completion of the private placement and the Board of Directors appointed Neil Braverman, Dr. Aviel Faliks and Jamie Weston as directors. The holders of the 10% Convertible Preferred Stock also have certain rights to elect additional members of the Board of Directors in the event we fail to make the dividend payments as required by the terms of the 10% Convertible Preferred Stock. In addition, the approval of the holders of at least 67% of the outstanding 10% Convertible Preferred Stock will be required before we may take certain actions.
The holders of the 10% Convertible Preferred Stock have priority in the event of a liquidation of our company over the outstanding shares of Common Stock. Upon liquidation, dissolution or winding up of our company, whether voluntary or involuntary, before any distribution or payment is made to the holders of the Common Stock, the holders of the 10% Convertible Preferred Stock are entitled to be paid out of the assets of the company an amount equal to the stated value of the 10% Convertible Preferred Stock, which is initially $10,000 per share, plus any accrued, but unpaid, dividends.
Each investor also received a warrant to purchase a number of shares of Common Stock equal to the number of shares into which the 10% Convertible Preferred Stock purchased by such investor is convertible as of the date of issuance of the warrant. The warrants have an exercise price of $0.50 per share and may be exercised at any time during a five-year period beginning October 30, 2012. The warrants are subject to adjustment in the event we issue shares of Common Stock or other securities convertible into or exchangeable for Common Stock at a price per share which is less than the exercise price of the warrants and upon other customary terms.
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to buy additional units under the same terms described above.
We determined the initial value of the 10% Convertible Preferred Stock to be $4,629,873, the investor warrants to be $2,219,758 and the additional investment right to be $1,366,369 using models we consider to be appropriate. In addition, we determined a beneficial conversion feature of $9,748,127 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these three rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings at June 30, 2012.
In connection with the private placement, we entered into a registration rights agreement with the holders of the 10% Convertible Preferred Stock. Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission on May 30, 2012, to register for resale certain shares of Common Stock issuable upon the payment of dividends on the 10% Convertible Preferred Stock, the conversion of the 10% Convertible Preferred Stock and upon the exercise of the warrants. On July 25, 2012 our registration statement relating to the potential resale of up to 11,553,282 shares of Common Stock was declared effective.
In connection with the private placement, we entered into a voting agreement with the holders of the 10% Convertible Preferred Stock. Pursuant to the voting agreement, the investors have agreed to vote their shares of 10% Convertible Preferred Stock to elect: (a) two individuals to the Board of Directors designated by Spring Mountain Capital, for as long as Spring Mountain Capital or its affiliates owns shares of 10% Convertible Preferred Stock; and (b) one individual to the Board of Directors designated by Associated Private Equity LLC, for as long as Associated Private Equity LLC or its affiliates owns shares of 10% Convertible Preferred Stock.
Stock Options
Amortization of stock compensation expense was $30,904 and $130,305 for the three and nine months ended June 30, 2012 and $93,585 and $206,538 for the three and nine months ended June 30, 2011. The unamortized compensation expense at June 30, 2012 was $215,378 and will be amortized over a weighted average remaining amortizable life of approximately 2 years.
In December 2012, we granted options to several employees to purchase an aggregate of 235,000 shares of our Common Stock at an exercise price of $0.48 per share, which represented the closing price of our stock on the date of each respective grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest equally over a term of five years from the date of grant. The fair value of the options at the date of grant in aggregate was $41,075, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of 5 years.
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
Introduction
As described in Note 1, our business changed in August 2011, when we sold substantially all of the assets of our Green Tech Products, Inc. molded rubber products operations. Green Tech Products’ assets, liabilities and results of operations are classified as discontinued operations for all periods to be presented in the Form 10-Q for the three and nine months ended June 30, 2012 and 2011.

Results of Operations
Three Months ended June 30, 2012 Compared to the Three Months ended June 30, 2011
Net sales from continuing operations for the three months ended June 30, 2012 increased $347,205 or 64% to $889,577 as compared to net sales of $542,372 for the three months ended June 30, 2011. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.
During the three months ended June 30, 2012, our gross profit was $396,338 or 45% of net sales as compared to a gross profit of $33,228 or 6% of net sales for the three months ended June 30, 2011. The increase was attributable to higher revenue and lower manufacturing overhead costs during the three months ended June 30, 2012.
Selling, general and administrative expenses for the three months ended June 30, 2012 decreased $44,342 or 6% to $695,449 as compared to $739,791 for the three months ended June 30, 2011. The decrease was primarily attributable to lower selling costs.
Costs associated with our research and development decreased $354,324 or 90% to $39,374 for the three months ended June 30, 2012 as compared to $393,698 for the three months ended June 30, 2011. The decrease is attributable to the completion of a majority of our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software.
During the three months ended June 30, 2012, interest and financing expense increased $1,208,014 to $1,458,779. The increase was primarily attributable to increased borrowings and the accelerated amortization of financings costs ($749,049) and additional incentive conversion expense ($582,147) relating to convertible debentures converted during the three months ended June 30, 2012.
During the three months ended June 30, 2011, we recognized an income tax benefit of $322,393 associated with refundable federal and state income taxes.
As a result, our net loss from continuing operations increased $745,823 or 70% to $1,806,960 for the three months ended June 30, 2012 as compared to a net loss of $1,061,137 for the three months ended June 30, 2011.
The loss from discontinued operations for the three months ended June 30, 2012 and 2011 of $85 and $166,369, respectively, relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the three months ended June 30, 2012 was $1,807,045 or $(0.28)per basic share as compared to $1,227,506 or $(0.04) per basic share for the three months ended June 30, 2011.The calculation of net loss per share for the three months ended June 30, 2012 reflects the inclusion of a $137,000 10% Convertible Preferred Stock quarterly dividend and a beneficial conversion feature of $9,748,000 associated with the issuance of the 10% Convertible Preferred Stock on April 30, 2012.

Nine Months ended June 30, 2012 Compared to the Nine Months ended June 30, 2011
Net sales from continuing operations for the nine months ended June 30, 2012 increased $437,983 or 31% to $1,858,478 as compared to net sales of $1,420,495 for the nine months ended June 30, 2011. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.
During the nine months ended June 30, 2012, our gross profit was $500,636 or 27% of net sales as compared to a negative gross profit of $81,776 for the nine months ended June 30, 2011. The increase was attributable to higher revenue and lower manufacturing overhead costs during the nine months ended June 30, 2012.
Selling, general and administrative expenses for the nine months ended June 30, 2012 decreased $307,629 or 13% to $2,068,533 as compared to $2,376,162 for the nine months ended June 30, 2011. The decrease was primarily attributable to lower selling and professional costs.
Costs associated with our research and development decreased $769,436 or 85% to $137,795 for the nine months ended June 30, 2012 as compared to $907,231 for the nine months ended June 30, 2011. The decrease is attributable to the completion of a majority of our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software as well as the introduction of new dual fuel products and enhancements made to the current family of dual fuel products.
During the nine months ended June 30, 2012, interest and financing expense increased $1,724,265 to $2,238,793. The increase was primarily attributable to increased borrowings and the accelerated amortization of financings costs ($749,049) and additional incentive conversion expense ($582,147) relating to convertible debentures converted during the three months ended June 30, 2012.
During the nine months ended June 30, 2011, we recognized an income tax benefit of $322,393 associated with refundable federal and state income taxes.
As a result, our net loss from continuing operations increased $200,806 or 5% to $3,997,050 for the nine months ended June 30, 2012 as compared to a net loss of $3,796,244 for the nine months ended June 30, 2011.
The loss from discontinued operations for the nine months ended June 30, 2012 and 2011 of $63,085 and $1,222,413, respectively, relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the nine months ended June 30, 2012 was $4,060,135 or $(0.37) per basic share as compared to $5,018,657 or $(0.15) per basic share for the nine months ended June 30, 2011.The calculation of net loss per share for the nine months ended June 30, 2012 reflects the inclusion of a $137,000 10% Convertible Preferred Stock quarterly dividend and a beneficial conversion feature of $9,748,000 associated with the issuance of the 10% Convertible Preferred Stock on April 30, 2012.

Liquidity and Capital Resources
As of June 30, 2012, we had $5,934,251 in cash, cash equivalents and restricted certificates of deposit and working capital of $3,856,054. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2012 and 2011 as they affect our liquidity. During the nine months ended June 30, 2012, net cash used in operating activities was $1,802,895. Our net loss for the nine months ended June 30, 2012 was $4,060,135 while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,153,757 of depreciation, amortization, stock options and deferred financing costs and an increase of $330,864 in accounts payable and accrued expenses. During the nine months ended June 30, 2011, net cash used in operating activities was $3,284,983. Our net loss for the nine months ended June 30, 2011 was $5,018,657 (including the non-cash impairment loss of $423,250 and an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses and changes to our working capital: $853,140 of depreciation and net amortization and a $756,011 increase in accounts payable and accrued expenses.
Net cash used in investing activities was $940,740 for the nine months ended June 30, 2012, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications. Net cash provided by investing activities was $441,346 for the nine months ended June 30, 2011, reflecting the maturing of a certificate of deposit which offset the purchase of machinery and equipment.
Net cash provided by financing activities was $8,224,229 during the nine months ended June 30, 2012, reflecting the gross proceeds of $8,216,000 from the sale of our 10% Convertible Preferred Stock, $1,185,000 of new convertible notes payable plus $155,000 of proceeds from related parties which offset normal debt payments. Net cash provided by financing activities was $3,062,926 during the nine months ended June 30, 2011, reflecting the proceeds from new notes payable and convertible notes payable and normal debt payments.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the three and nine months ended June 30, 2012 and 2011, because we no longer maintain any floating-rate debt.

Environmental Liability
There are no known material environmental violations or assessments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On May 1, 2012, we issued 25,000 shares of unregistered Common Stock as restricted stock awards to a new director. The issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.
During May and June 2012, we issued 79,000 shares of our unregistered Common Stock to two former directors upon exercise of stock options. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2012, we issued 5,469 shares of our unregistered Common Stock to a consultant for services rendered. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2012, we issued 6,840,953 shares of our unregistered Common Stock to holders of certain convertible debentures upon the conversion of principal and accrued interest under the debentures. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.
On June 30, 2012, we issued shares unregistered Common Stock valued at $111,500 in lieu of cash for dividend payments due the holders of our 10% Convertible Preferred Stock. The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description
2.1 (1)	-
Amendment No. 3 dated April 27, 2012, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

2.2 (1)	-
Amendment No. 1 dated April 27, 2012, to Amended and Restated Promissory Note dated as of December 1, 2009, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.)

3.1 (2)	-	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
10.1 (3)	-	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10. 2 (3)	-	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.3 (1)	-	Business Loan Agreement, dated as of April 25, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,250,000 line of credit
10.4 (1)	-	Promissory dated as of April 25, 2012, issued by American Power Group, Inc. in favor of Iowa State Bank
10.5 (1)	-	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.6 (1)	-	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.7 (1)	-	Amendment No. 1 dated April 27, 2012, to Promissory Note dated as of October 12, 2011, issued by GreenMan Technologies, Inc. in favor of Lyle Jensen
10.8 (4)	-	Securities Purchase Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.9 (1)	-	Form of Warrant issued to investors named in the Securities Purchase Agreement, dated April 30, 2012
10.10 (1)	-	Form of Additional Investment Right, dated April 30, 2012
10.50 (4)	-	Registration Rights Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.11 (4)	-	Voting Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.12 (4)	-	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
31.1 (2)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (2)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 (2)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 25, 2012 and filed May 2, 2012, and incorporated herein by reference.

(2)	Filed herewith.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 3, 2012 and filed April 5, 2012, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form S-1, Commission File No. 333-181773, filed July 13, 2012, and incorporated herein by reference.
*    TO BE FILED VIA AMENDMENT PURSUANT TO SECTION 405(a)(2)(ii) of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
American Power Group Corporation
By:   /s/ Lyle Jensen
Lyle Jensen
President & Chief Executive Officer
(Principal Executive Officer)

By:   /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer
(Principal Accounting and Financial Officer)
Dated: August 14, 2012