Form 10-Q/A
period 2012-06-30
AMERICAN POWER GROUP Corp
filed 2012-09-06
CIK 932699

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to American Power Group Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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
_______________________

Exhibit No.         Description
31.1 (1) --         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1) --         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (1) --         Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (1) --         Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS (2) --         XBRL Instance Document
101.SCH (2) --         XBRL Taxonomy Extension Schema Document
101.CAL (2) --        XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2) --         XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2) --        XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2) --        XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed as an exhibit to American Power Group Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on May 15, 2012.

(2) Furnished herewith. Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Power Group Corporation

By: /s/ Charles E. Coppa
Charles E. Coppa
Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: September 6, 2012