Form 10-K
period 2012-09-30
AMERICAN POWER GROUP Corp
filed 2012-12-31
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. 10-K. Yes ❑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2012, the last business day of the registrant's most recent completed second quarter was approximately $25,298,865.

As of December 31 2012, there were 45,954,037 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of American Power Group Corporation, within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. Consequently, actual results may differ materially from those projected, anticipated, or implied.

Part I

Item 1.    Business
General
Effective August 1, 2012, GreenMan Technologies, Inc. (the “Company”) changed its name to American Power Group Corporation. In connection with the corporate name change, the Company’s stock trading symbol on the OTCQB has changed from “GMTI” to “APGI”.
The Company (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995. Prior to August 1, 2011, we were comprised of two business segments, the dual fuel conversion operations (American Power Group) and the molded recycled rubber products operations (Green Tech Products). Our business changed substantially in August 2011, when we sold substantially all of the assets of our molded recycled rubber products operations to a company co-owned by two of Green Tech's senior managers and began to devote all our corporate resources to American Power Group's dual fuel conversion business.
Recent Developments
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,000 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime will endorse APG's technology to its 18 member companies and encourage each member to become an exclusive certified installer and authorized dealer of APG's Vehicular Turbocharged Natural Gas Systems. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to a large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 53,000 shares upon the execution of a certified installer and service agreement by each of the 18 members during the first year after the original issue date of the Warrant. The Warrant will expire on December 31, 2017.
On April 30, 2012, we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The 10% Convertible Preferred Stock is convertible into Common Stock at a conversion price of $0.40 per share and the investors also received five year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the 10% Convertible Preferred Stock is convertible, at an exercise price of $0.50 per share. The investors have the right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to purchase additional shares of 10% Convertible Preferred stock and warrants under the same terms.
In April 2011, the United States Environmental Protection Agency announced that it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: (1) new or relatively new; (2) intermediate age (“IUL”); or (3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories.
In September 2011, we were notified by the EPA that our first OUL submission under the new regulations had been approved and as of September 30, 2012 we have successfully obtained 89 EPA approvals for various OUL vehicular engine families.

Products and Services
Our American Power Group's patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

·	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);

·	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or

·	100% diesel fuel.
The proprietary technology seamlessly displaces 40% to 70% of the normal diesel fuel consumption with various forms of natural gas and the energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers' (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

·	Reduce fuel and operating costs by 20% to 35%;

·	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions;

·	Enhance the engine's operating life, since natural gas is a cleaner burning fuel source; and

·	Minimize diesel fuel storage space by as much as 50%.
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
Raw Materials
Our dual fuel conversion components, including several proprietary components, are purchased from well known automotive parts suppliers as off-the-shelf components. We believe these suppliers are able to support the scalability of our business. While we believe our dual fuel conversion operations have access to sufficient components for the foreseeable future, management is currently identifying multiple potential sources for critical components to reduce the likelihood that supply issues could negatively impact our business.
Customers
Our dual fuel technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines. The stationary market includes primary and backup diesel power generators for oil & gas drilling rigs, shale gas recovery pumps, hospitals, cold storage warehouses, data management centers, government and manufacturing facilities and maritime applications. Vehicular applications include corporate and private route fleets, refuse haulers, public transit, government vehicles, and school buses.
The EPA estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. We believe the number of available international stationary and vehicular diesel engines is significantly higher than the U.S. market.
Sales and Marketing
Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) international; (2) domestic stationary; and (3) domestic vehicular. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, sales representatives, and in-country international distributors, which in most instances are large, well-known companies. We currently have three domestic exclusive dealers/certified installers, and exclusive distributors in six countries that market and distribute our products. We are continuously seeking additional international and domestic distribution partners to expand our distribution network.
Competition

Under certain conditions it is not cost effective or technologically feasible to convert a diesel engine to operate either entirely or partially on an alternative fuel.  Emission standards sometimes dictate the use of highly sophisticated technology that sometimes cannot be easily retrofitted onto an engine and/or are cost prohibitive.  Under those situations, American Power Group offers customers a cost effective solution which can be used in heavy duty trucks, generators and other stationary industrial engines. As described above, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and natural gas or only diesel fuel, depending on the circumstances.
The primary alternative fuel solutions available to existing diesel engine operators are:

•	New Engines - replace existing diesel engines with new 100% dedicated natural gas burning engines. This is usually a more expensive solution and available in only new engines.

•
Invasive retrofits - an existing diesel engine can be converted to run exclusively on natural gas or some other type of fuel such as propane. The invasive solution tends to be a higher priced solution than dual fuel because the engine must be totally disassembled and re-configured to run exclusive on the new fuel.

•	Non-Invasive retrofits - are solutions, similar to ours where no major changes to the existing diesel engine are required.
Our solution uses software to manage the introduction of natural gas under negative pressure to the engine's turbo charger, thus eliminating the need for costly and maintenance-prone fuel injectors and therefore making our solution more cost effective than others. In addition, our solution has a more universal design than others and therefore is applicable to a wider range of engine models and sizes than our competitor's solutions currently are. Today, our primary focus is on upgrading the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.
Government Regulation
Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing body is the EPA which is responsible for monitoring and enforcing emissions standards and safety issues. All domestic dual fuel conversion systems are subject to the rules of the EPA, with the primary requirement being the addition of our dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine's original emission profile.
All vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA emission and safety guidelines or face anti-tampering infractions. Because our vehicular dual fuel system has not been previously EPA certified as a new system, due to the unique nature of our dual fuel technology and the fact our primary initial target market is older, out-of-warranty diesel vehicles, we had to demonstrate to the EPA that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization.
In April 2011, the EPA announced it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. The new regulations introduced new flexibilities for all clean alternative fuel converters and expand compliance options for certain categories of conversions building upon the concept that it is appropriate to treat conversions differently based on the age of the vehicle or engine being converted. Previously, EPA regulations required vehicle and engine conversion systems to be installed after receiving a certificate of conformity which provided a regulatory exemption from potential tampering charges. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: 1) new or relatively new; 2) intermediate age (“IUL”), or 3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. Our initial focus has been on obtaining approval for vehicle families within the OUL category, as we believe the testing requirements are less stringent than those for IUL category.
In September 2011, we were notified by the EPA that our first OUL submission under the new regulations had been approved and as of September 30, 2012 we have successfully obtained 89 EPA approvals for various OUL vehicular engine families.
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
Protection of Intellectual Property Rights and Proprietary Rights
Our American Power Group subsidiary has an exclusive, worldwide license under one U.S. patent for dual fuel conversion technology owned by M&R Development, Inc.
We use the name American Power Group in interstate commerce and assert a common law right in and to that name.

Employees
As of September 30, 2012, we had 14 full time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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
Risks Related to our Business
Our dual fuel conversion business has lost money in twelve of the past thirteen consecutive fiscal quarters and will need additional working capital if we do not obtain sustained profitability. If additional capital is not received, it may force us to adjust operations accordingly.
Since the July 2009 acquisition of American Power Group's dual fuel conversion operations, we have invested over $9.1 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group's dual fuel conversion technology and establish broader market presence worldwide. Despite these efforts, American Power Group's business has incurred significant operating losses and experienced negative cash flow from operations.
Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve sustained profitability, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
We may require additional funding to grow our business, which funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.
Substantial expenditures will be required to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution in the United States. In addition, we may need additional capital to continue operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to generate such operating revenues or obtain such capital, if needed, would have an adverse impact on our financial position, and results of operations and our ability to continue as a going concern. We may also seek funding for the manufacturing and marketing of our products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us if at all. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock.
Improvement in our business depends on our ability to increase demand for our products and services.
We must substantially increase revenues from our American Power Group's business. Factors that could limit demand for our products and services include potential changes in the regulatory environment. If, for example, the EPA withdraws support for our domestic vehicular dual fuel testing initiative, further development of the domestic market for our vehicular products could be materially delayed. Other adverse events or economic or other conditions affecting markets for our products and services, potential delays in product development, product and service flaws, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.
We are exposed to risks related to technological obsolescence and competition.
We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, we will encounter competition from many sources, including other well-established and larger dominant original equipment providers such as CAT, Cummings, Detroit Diesel, Volvo and Mercedes. Many of these competitors have substantially greater financial resources as well as substantially greater experience in conducting testing, manufacturing and marketing of products than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services. In addition, our competitors might succeed in developing or purchasing technologies and products that are more effective than those that we are developing or that would render our technology and products obsolete or noncompetitive. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines.

We may not be able to protect our intellectual property rights adequately.

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on patents, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we gain increasing market share, the possibility of intellectual property rights claims against our licensed dual fuel technology could grow. Although the licensor is responsible for defending all claims against the licensed dual fuel technology, it may not have the resources to defend such claims adequately. Such claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. No assurance can be given that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.

Because our dual fuel technology is licensed from a third party, if we should default on the payment of royalties or other material terms of that license, the license can be terminated. Such termination would have a material adverse effect on our business and on our results of operations.

In addition, many of our distribution agreements require us to indemnify the partner for third-party intellectual property infringement claims and may require that we pay the damages if there were an adverse ruling in any such claims and the licensor was unable to adequately indemnify us. If litigation is successfully brought by a third party against us and/or our licensor in respect of intellectual property, we may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, we or the licensor may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.
There is uncertainty relating to our ability to enforce our rights under the content partner agreements.
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
The creditworthiness of our distributors is an ongoing concern.
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
We depend on the manufacture and installation capabilities of third parties.
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
Our success depends largely on the skills, experience and performance of our senior management. Our senior management consists of only two officers, our President and Chief Executive Officer, who has held that position for six years, and our Chief Financial Officer, who has held that position for 14 years. The loss of either member of our senior management could have a material adverse effect on our business. We do not maintain a key man insurance policy covering any or senior management or any other key employees. In addition, in the event that either our President or Chief Financial Officer is terminated by us without cause, the officer will be entitled to receive severance payments equal to twelve months' salary and certain benefits. In the event we are required to make these severance payments to our officers, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.
In addition, to increase revenues, we will be required to hire sales and marketing officers and to develop a larger and more effective sales force. There can be no assurance that we will be able to hire, motivate and retain skilled marketing and sales personnel.
Seasonal factors may affect our quarterly operating results.
Seasonality may cause our total revenues to fluctuate. Our American Power Group subsidiary may experience some seasonality in the Hurricane Belt located in the Southeastern U.S., where critical care installations are usually not scheduled during the July-October time frame.
Inflation and changing prices may hurt our business.
We are generally exposed to the effects of inflation and changing prices. Because our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices).

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

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies, and they contribute significantly to our operating losses. In addition, the rules and regulations of the Securities and Exchange Commission impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our limited senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our Common Stock is currently quoted on the OTC Markets Group's OTCQB tier. OTC Markets Group imposes no specific quotation requirements for its OTCQB tier other than that issuers must be current in their reporting to the Securities and Exchange Commission. If we are successful in listing our stock for trading on a national securities exchange or having our stock quoted on the Nasdaq Stock Market, we will be subject to additional disclosure and governance obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.
Risks Related to the Securities Market and our Common Stock
Our stock price may be volatile, which could result in substantial losses for our shareholders.
Our Common Stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our Common Stock may be highly volatile. Additionally, the market price of our Common Stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

•	we are now traded on the OCT Market's Group's OTCQB;

•	changes in market valuations of similar companies;

•	announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of senior management and other key personnel;

•	deviations in our results of operations from the estimates of securities analysts; and

•	future issuances of our Common Stock or other securities.

We have options, warrants and Convertible Preferred Stock currently outstanding. Their exercise and/or conversion will cause dilution to existing and new shareholders.
As of September 30, 2012, we had options and warrants outstanding to purchase 26,831,223 additional shares of Common Stock. These reserved shares relate to the following: 4,074,000 shares for issuance upon exercise of awards granted under our 1993 Stock Option Plan, 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 22,757,223 shares for issuance upon exercise of other stock options and stock purchase warrants. In addition, at that date ,we had Convertible Preferred Stock which is convertible into 18,982,500 shares of Common Stock
The exercise of these options and warrants and the conversion of the Convertible Preferred Stock will cause additional shares of Common Stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2012, approximately 42 million shares of our common stock were eligible for sale in the public market exclusive of the options, warrants and Convertible Preferred Stock noted above.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other shareholders to influence corporate matters.

Our directors, executive officers and other principal stockholders owned approximately 34 percent of our outstanding Common Stock on an as-converted basis as of September 30, 2012. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

We have never paid dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our Common Stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be the shareholders' sole source of gain for the foreseeable future. The terms of the 10% Convertible Preferred Stock restrict our ability to pay dividends on our Common Stock if the dividends due on the 10% Convertible Preferred Stock are unpaid.

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
Not Applicable.

Item 2.      Properties

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month.

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. On October 1, 2010, we signed a one year lease with M&R with monthly rental payments of $8,914 on a triple net basis. On October 1, 2011, we executed a new two year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. On May 1, 2012, we executed a new three year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate.

Item 3.    Legal Proceedings
None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer's Purchases of Equity Securities

Our Common Stock has traded on the OTC Market Group's OTCQB tier under the symbol “GMTI” from February 2011 until August 2012. Prior to that time our stock was traded on the OTC Bulletin Board. On August 1, 2012, we changed our name to American Power Group Corporation and begin trading under the symbol "APGI" on August 7, 2012. The following table sets forth the high and low bid quotations for our Common Stock for the periods indicated. Quotations from the OTC Markets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2011
Quarter Ended December 31, 2010	$0.61	$0.40
Quarter Ended March 31, 2011	0.60	0.39
Quarter Ended June 30, 2011	0.89	0.55
Quarter Ending September 30, 2011	0.89	0.70

Fiscal Year 2012
Quarter Ended December 31, 2011	$0.79	$0.48
Quarter Ended March 31, 2012	0.84	0.45
Quarter Ended June 30, 2012	0.78	0.58
Quarter Ending September 30, 2012	0.85	0.47
On December 27, 2012 the closing price of our Common Stock was $.63 per share.
As of September 30, 2012, we estimate the approximate number of stockholders of record of our common stock to be 1,300. This number excludes individual stockholders holding stock under nominee security position listings.
We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on Common Stock in the foreseeable future. Our 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the 10% Convertible Preferred Stock restrict our ability to pay dividends on our Common Stock if the dividends due on the 10% Convertible Preferred Stock are unpaid.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal Year 2012 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2012 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	4,062,000	$.36	1,675,000
Equity compensation plans not approved by stockholders (2)	12,000	$1.19	-
	4,074,000		1,675,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e. The 1993 Plan and the 2005 Plan).

(2)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plan that has not been approved by shareholders (the 1996 Non-Employee Director Plan).

Item 6.	Selected Financial Data
Not Applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,”

this “Management's Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
Introduction
As described in Item 1, our business changed in August 2011, when we sold substantially all of the assets of our Green Tech Products, Inc. molded rubber products operations. Green Tech Products' assets, liabilities and results of operations are classified as discontinued operations for all periods to be presented in this Form 10-K for the fiscal years ended September 30, 2012 and 2011.
Fiscal Year ended September 30, 2012 Compared to Fiscal Year ended September 30, 2011
Net sales from continuing operations for the fiscal year ended September 30, 2012 increased $866,236 or 49% to $2,633,880 as compared to net sales of $1,767,644 for the fiscal year ended September 30, 2011. The increase is attributable to stronger domestic stationary and international stationary and vehicular dual fuel revenues.
During the fiscal year ended September 30, 2012, our gross profit was $698,113 or 27% of net sales as compared to a negative gross profit of $65,398 for the fiscal year ended September 30, 2011. The increase is attributable to higher revenue and lower manufacturing overhead costs during the fiscal year ended September 30, 2012.
Selling, general and administrative expenses for the fiscal year ended September 30, 2012 decreased $539,812 or 16% to $2,927,282 as compared to $3,467,094 for the fiscal year ended September 30, 2011. The decrease was primarily attributable to lower selling and professional expenses during the fiscal year ended September 30, 2012.
During the fiscal year ended September 30, 2011, we recorded an impairment loss of $149,600 associated with a long term deposit for the distribution rights to a tire to energy technology which was not completed.
Research and development costs were $0 and $1,322,021 for the fiscal years ended September 30, 2012 and 2011 as we completed our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software during the fiscal year ended September 30, 2011.
During the fiscal year ended September 30, 2012, interest and financing expense increased $792,577 to $1,612,052 as compared to $819,475 for the fiscal year ended September 30, 2011. The increase was primarily attributable to increased borrowings and the accelerated amortization of debt discounts and financing costs of approximately $1.25 million. In addition, we recorded a non-cash incentive conversion expense of $582,143 during the fiscal year ended September 30, 2012 associated with the repricing of certain convertible debentures.
During the fiscal year ended September 30, 2011, we recognized a net income tax benefit of $321,519 associated with refundable federal and state income taxes.
Our net loss from continuing operations decreased $1,140,516 to $4,497,165 for the fiscal year ended September 30, 2012 as compared to a net loss of $5,637,681 for the fiscal year ended September 30, 2011.
The loss from discontinued operations for the fiscal year ended September 30, 2012 and 2011 of $63,085 and $1,175,939, relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the fiscal year ended September 30, 2012 was $4,560,250 or $(0.11) per basic share as compared to a net loss of $6,813,620 or (0.19) per basic share for the fiscal year ended September 30, 2011. The calculation of net loss per share attributable to Common shareholders of $(0.37) for the fiscal year ended September 30, 2012 reflects the inclusion of $358,460 of 10% Convertible Preferred Stock dividends paid and a beneficial conversion feature of $9,748,127 associated with the issuance of the 10% Convertible Preferred Stock on April 30, 2012.
Liquidity and Capital Resources
As of September 30, 2012, we had $4,723,485 in cash, cash equivalents and restricted certificates of deposit and working capital of $4,525,197. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Our Consolidated Statements of Cash Flows reflect events for the fiscal year ended September 30, 2012 and 2011 as they affect our liquidity. During the fiscal year ended September 30, 2012, net cash used by operations was $2,216,086. Our net loss for the fiscal year ended September 30, 2012 was $4,560,250 with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $2,281,608 of depreciation. stock compensation expense and amortization. During the fiscal year ended September 30, 2011, net cash used in operating activities was $4,130,403. Our net loss for the fiscal year ended September 30, 2011 was $6,813,620 (including a non-cash impairment loss of $598,479, including an inventory valuation allowance of $175,229) while our cash flow was positively impacted by the following additional non-cash expenses: $1,120,467 of depreciation, amortization, stock compensation expense and deferred financing costs.
Net cash used in investing activities was $1,451,497 for the fiscal year ended September 30, 2012 reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications. Net cash provided by investing activities for the fiscal year ended September 30, 2011 was $583,705, reflecting the maturing of several certificates of deposit which offset the purchase of machinery and equipment.
Net cash provided by financing activities was $7,937,411 for the fiscal year ended September 30, 2012 reflecting the net proceeds of $7,410,343 from the sale of our 10% Convertible Preferred Stock, $1,185,000 of new convertible debentures and $436,000 of notes payable proceeds. Net cash provided by financing activities was $3,406,805 during the fiscal year ended September 30, 2011, reflecting the proceeds of approximately $2.2 million of new notes payable and $2.2 million of convertible notes payable and normal debt payments.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We have generally been unaffected by interest rate changes because we no longer maintain any floating-rate debt.
Off-Balance Sheet Arrangements
We lease our Iowa facilities under a non-cancelable short term operating lease which are described in Note 8 to our Consolidated Financial Statements.
Environmental Liability
There are no known material environmental violations or assessments.
Critical Accounting Policies
Revenue Recognition
We have primarily two sources of revenue. Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. Revenues from fixed price and modified fixed price sales and installation contracts are recognized on the percentage of completion method based on costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions becomes known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues from product sales are recognized when the product's installation is complete, title and risk transfer to the customer and collectability is reasonably assured. Revenues derived from maintenance and service agreements are recognized when the service has been rendered to the customer.

Recent Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment
This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued.We are currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2012-04, Technical Corrections and Improvements
This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal years beginning after December 15, 2012. We are currently evaluating the prospective effects, if any, of adopting this guidance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.        Financial Statements and Supplementary Data
For information required with respect to this Item 8, see “Consolidated Financial Statements” on pages 32 through 55 of this report.

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our chief executive officer and chief financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2012 and concluded that it is effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Maurice E. Needham	72	Chairman of the Board of Directors
Lyle Jensen	61	Chief Executive Officer; President; Director
Charles E. Coppa	49	Chief Financial Officer; Treasurer; Secretary
Lew F. Boyd	67	Director
Kevin Tierney, Sr.	53	Director
Neil Braverman	73	Director
Dr. Aviel Faliks	38	Director
Jamie Weston	47	Director
Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The holders of the Common Stock currently have the right to elect four members of the Board of Directors and the holders of the 10% Convertible Preferred Stock have the right to elect three members. On and after March 31, 2013, (i) the holders of the Common Stock, voting as a separate class, will have the right to elect three members of the Board of Directors and (ii) the holders of the Common Stock and the 10% Convertible Preferred Stock, voting together as a single class, will have the right to elect the balance of the total number of directors. The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation. Mr. Weston and Dr. Faliks have agreed to forgo their quarterly retainers.
We have established an Audit Committee consisting of Mr. Tierney (Chair) and, effective May 29, 2012, Messrs. Faliks and Weston, and a Compensation Committee consisting of Messrs. Boyd (Chair), Needham and, effective May 29, 2012, Messrs. Weston and Braverman. Our Board of Directors has determined that Mr. Tierney is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.
MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He has also served as a Director of Comtel Holdings, an electronics contract manufacturer since April 1999. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. We believe that Mr. Needham's extensive business, operational and management experience, including his over 17 years with our company give him the qualifications and skills to serve as a director and member of the Compensation Committee.
LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly eight year tenure with our company.
CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company. From 1985 to 1990 Mr. Coppa was as an auditor with Grant Thornton where he obtained his CPA designation. The Board of Directors believes Mr. Coppa has the necessary qualifications and skills to serve as Chief Financial Officer based on his financial and management expertise he has cultivated during his nearly fifteen year tenure with the company.
LEW F. BOYD has been a Director since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology. The Board of Directors believes that Mr. Boyd's extensive business and executive recruitment experience, including his over 16 years with our company, give him the qualifications and skills to serve as a director and Chairman of the Compensation Committee.
KEVIN TIERNEY has been a Director since July 2009. Since 2006, Mr. Tierney has served as the President and Chief Executive Officer of Saugusbank, a $200 million, state-chartered community bank located in Saugus, Massachusetts. Prior to joining Saugusbank, he served as executive vice president and general manager of BISYS Group's Corporate Financial Solutions Division which provided corporate banking services to Fortune 500 treasury departments as well as to the life insurance and health insurance industries. From 1999 to 2004, Mr. Tierney was executive vice president and chief operating officer of Abington Bancorp, a $1.2 billion publicly traded bank holding company. Mr. Tierney previously served as executive vice president and general manager of a division of Electronic Data Systems Inc. where he oversaw a business unit that provided emerging payment technologies to the retail and financial services industries. The Board of Directors believes that Mr. Tierney's extensive business and financial services experience give him the qualifications and skills to serve as a director and Chairman of the Audit Committee.
NEIL BRAVERMAN has been a Director since April 30, 2012. Mr. Braverman is the founder of Associated Private Equity. He previously founded and was co-Chairman of Safeskin Corporation, the leading manufacturer of latex/synthetic gloves to the healthcare and electronic markets, which was sold to Kimberly Clark Corporation in 1999. Prior to Safeskin Corporation, Mr. Braverman founded Paramount Oil Corporation, a manufacturer of motor and industrial oils. During his career, Mr. Braverman founded and managed numerous real estate investments and manufacturing firms. He began his entrepreneur career founding and building the largest wig company in the U.S., which sold to U.S. Industries. The Board of Directors believes Mr. Braverman's extensive business and management experience give him the qualifications and skills to serve as a director.

AVIEL FALIKS, Ph.D., has been a Director since April 30, 2012. Since April 2011, Dr. Faliks has served as Managing Director of Spring Mountain Capital, LP. From January 2009 to March 2011, he previously was a private investor, acquiring distressed consumer companies that were restructured, rebuilt, and sold to strategic investors. From May 2004 to December 2008 and prior to his private equity investment activities, Dr. Faliks was the co-founder and Managing Director of Apex Capital Management, a hedge fund based in New York and Hong Kong specializing in Greater China investments. He was previously CEO of AccuImage Diagnostic Corp. Dr. Faliks began his investment career at Bear Stearns' Strategic Structures and Transactions Group. He received a Ph.D. in Chemical Physics from Princeton University and graduated with a B.A. with honors in Applied Mathematics from Harvard College. The Board of Directors believes that Dr. Faliks' extensive business and financial experience give him the qualifications and skills to serve as a director.
JAMIE WESTON has been a Director since April 30, 2012. Since April 2011, Mr. Weston has served as a Managing Director of Spring Mountain Capital. From July 1995 to October 2010, he was a Partner at The Wicks Group of Companies, a private equity firm with close to $1 billion under management, focused on selected segments of the information, education, and media industries. During his 15 years at Wicks, Mr. Weston was an integral part of its investment and management activities and served on the board of directors of many of its portfolio companies. While at Wicks, he directly structured and negotiated more than 20 acquisitions and divestitures and worked on more than 40 additional closed transactions. Prior to Wicks, Mr. Weston worked at IBJ Whitehall Bank & Trust Company and National Westminster Bancorp, where he completed leveraged financings. He received an M.B.A. from Fordham University and a B.A. in Economics from Drew University. The Board of Directors believes that Mr. Weston's extensive business and financial experience give him the qualifications and skills to serve as a director.
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
To the best of management's knowledge, based solely on review of the copies of such reports furnished to us during and with respect to our most recent fiscal year, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors have been complied with the exception of Mr. Braverman, who (i) reported on a Form 5 filed on October 15, 2012 (x) grants of 25,000 shares of Common Stock and an option to purchase 50,000 shares of Common Stock on May 1, 2012, and (y) the receipt by Associated Private Equity, LLC (“Associated”), of which Mr. Braverman is a member, of 24,869 shares of Common Stock as a payment-in-kind dividend on 105 shares of the 10% Convertible Preferred Stock by Associated owned at the time of the dividend payment date; and (ii) reported on a Form 5 filed on December 31, 2012 the beneficial ownership by Associated, as of April 30, 2012, of (x) 875,000 shares of Common Stock issuable upon conversion of additional shares of 10% Convertible Preferred Stock and (y) 875,000 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock both of which Associated has the right to acquire pursuant to an additional investment right granted in connection with the Company's private placement on April 30, 2012.
Code of Ethics
We adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of ethics on our corporate website, www.americanpowergroupinc.com.

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2012 and 2011, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2012 and 2011 respectively.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation(3)	Total
Lyle Jensen, Chief Executive Officer	2012	$250,000	$ --	$9,000	$25,679	$284,679
	2011	250,000	--	4,800	20,353	275,153

Charles Coppa, Chief Financial Officer	2012	$161,500	$ --	$9,000	$25,544	$196,044
	2011	161,500	--	22,000	17,165	200,665
(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended September 30, 2012 and September 30, 2011, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2)
During fiscal year 2012 Messrs. Jensen and Coppa were each granted options to purchase 50,000 shares of Common Stock which vested immediately on the date of grant and have a ten-year term. In fiscal year 2011, Mr. Jensen and Mr. Coppa were granted options to purchase 15,000 and 75,000 shares of Common Stock respectively, which vest immediately on the date of grant and have a ten-year term.

(3)	Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances.
Employment Agreements
Mr. Jensen has a five-year employment agreement pursuant to which he receives a base salary to $250,000 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen's employment agreement provides for cash incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-K for such fiscal year or (y) $150,000 and stock options based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our revenue, as follows:
EBITDA as a
% of Revenue    Stock Option Performance Incentive Earned
Base:         <11.0%         None
Level I:         11.1% - 11.99%    Options to purchase 20,000 shares of the Company's common stock.
Level II:      12.0% - 12.99%    Options to purchase 40,000 shares of the Company's common stock.
Level III:      13.0% - 13.99%    Options to purchase 60,000 shares of the Company's common stock.
Level IV:     14.0% - 14.99%    Options to purchase 80,000 shares of the Company's common stock.
Level V:         > 15.0%        Options to purchase 100,000 shares of the Company's common stock.
Mr. Jensen did not receive any incentive compensation during fiscal year 2012 or 2011.
Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary to $161,500 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa's employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa did not receive any incentive compensation during fiscal year 2012 or 2011.
Outstanding Equity Awards
The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2012:

Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable Unexercisable		Exercise Price Per Share	Option Expiration Date
Lyle Jensen	February 20, 2003 (1)	2,000	—	$1.95	February 20, 2013
	April 24, 2004 (1)	2,000	—	$1.10	April 24, 2014
	June 15, 2005 (1)	2,000	—	$0.51	June 15, 2015
	April 12, 2006 (2)	500,000	—	$0.28	April 12, 2016
	December 18, 2006 (2)	100,000	—	$0.35	December 18, 2016
	December 29, 2006 (3)	25,000	—	$0.36	December 29, 2016
	February 8, 2008 (3)	100,000	—	$0.34	February 8, 2018
	September 30, 2008 (3)	100,000	—	$0.33	September 30, 2018
	November 17, 2008 (2)	60,000	40,000	$0.33	November 17, 2018
	June 8, 2009 (3)	100,000	—	$0.22	June 8, 2019
	June 27, 2011 (3)	15,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

Charles Coppa	June 6, 2006 (2)	137,000	—	$0.36	June 6, 2016
	September 28, 2007 (2)	45,000	—	$0.35	September 28, 2017
	November 18, 2008 (2)	60,000	40,000	$0.35	November 18, 2018
	June 8, 2009 (2)	120,000	80,000	$0.22	June 8, 2019
	March 4, 2010 (2)	40,000	60,000	$0.36	March 4, 2020
	December 16, 2010 (3)	25,000	—	$0.45	December 16, 2020
	June 27, 2011 (3)	50,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

(1)	These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

(2)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(3)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.
Director Compensation
The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2012:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards (2) (3)	All Other Compensation(4)	Total
Maurice Needham	$ --	$9,000	$110,868	$119,868
Lew Boyd	20,000	9,000		29,000
Kevin Tierney, Sr	20,000	—		20,000
Neil Braverman	8,333	16,900	15,000	40,233
Aviel Faliks	-	—		—
Jamie Weston	-	—		—
Thomas Galvin	10,000	—		10,000
Dr. Allen Kahn	5,000	—		5,000

(1)
All non-employee directors receive a quarterly board fee of $5,000 per quarter with the exception of Messrs. Faliks and Weston who have agreed to forgo their quarterly retainers. Mr. Galvin and Dr. Kahn resigned from the Board on April 30, 2012.

(2)
Amounts shown do not reflect compensation actually received by the named director. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2012, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate was used in the expense calculation in the financial statements.

(3)
During fiscal year 2012, Messrs. Needham and Boyd were each granted immediately vested options to purchase 50,000 shares of common stock at an exercise price of $.48 per share and have a ten-year term from date of grant. Mr. Braverman was granted options to purchase 50,000 shares at an exercise price of $.60 per share which vest equally over a five-year term and have a ten-term from date of grant.

(4)
During fiscal year 2012, we paid Mr. Needham $110,868 relating to salary, health and life insurance and auto allowance. In May 2012, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Braverman as future incentive, and recorded a $15,000 expense (the assigned fair value based on the closing bid price) associated with the issuance of such shares. Mr. Braverman has agreed to hold the shares for a minimum of 12 months after the issuance.

As of September 30, 2012, each Director who is not a named executive officer for the fiscal year ended September 30, 2012 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	850,000
Lew Boyd	346,000
Kevin Tierney, Sr.	50,000
Neil Braverman	50,000
Aviel Faliks	—
Jamie Weston	—
Stock Option Plans
Our 1993 Stock Option Plan (the “1993 Plan”) was established to provide options to purchase shares of common stock to our employees, officers, directors and consultants. The 1993 Plan expired on June 10, 2004 as it related to new grants. During the fiscal year ended September 30, 2012, the remaining 22,500 options outstanding under the 1993 plan expired unexercised.
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
During the year ended September 30, 2011, 280,000 options were granted under the 2005 Plan at exercise prices ranging from $.24 to $.32. As of September 30, 2011, there were 3,861,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.80.
During the year ended September 30, 2012, 500,000 options were granted under the 2005 Plan at exercise prices ranging from $.48 to $.60 per share. As of September 30, 2012, there were 4,062,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $.23 to $.80.
Non-Employee Director Stock Option Plan
Our 1996 Non-Employee Director Stock Option Plan was intended to promote our interests by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of our Board of

Directors. During fiscal year 2006, the Compensation Committee agreed to discontinue future option grants made under the Non-Employee Director Stock Option Plan.
As of September 30, 2012, options to purchase 12,000 are outstanding and exercisable at prices ranging from $0.51 to $1.95.
Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2012 and 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2012:

•	by each of our directors and executive officers;

•	by all of our directors and executive officers as a group; and

•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.
Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2012, 44,920,180 shares of our common stock were issued and outstanding.
Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Maurice E. Needham (3)	2,078,339	4.56%
Lyle Jensen (4)	1,811,022	3.94%
Charles E. Coppa (5)	1,125,595	2.48%
Lew F. Boyd (6)	632,178	1.40%
Kevin Tierney, Sr. (7)	101,500	0.23%
Neil Braverman (8)	7,049,869	13.57%
Jamie Weston (9) (11)	3,300,906	6.85%
Dr. Aviel Faliks (10) (11)	3,300,906	6.85%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Dr. Allen Kahn (12)	5,031,250	11.2%
Next View Capital (13)	5,506,666	10.92%
Associated Private Equity (14)	7,024,869	13.48%
SMC Select Co-Investment Fund I (15)	6,736,544	12.92%
SMC Reserve Fund II (16)	10,778,471	19.19%
SMC Reserve Fund II Offshore (17)	2,694,617	5.6%
SMC Employee Partnership (18)	3,300,906	6.78%
Ronald H. Muhlenkamp (19)	4,715,581	9.41%

_____________________________

(1)	Except as noted, each person's address is care of American Power Group Corporation., Building A, Lynnfield, MA 01940.

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

(3)	Includes 690,000 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.

(4)	Includes 1,076,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(5)	Includes 547,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(6)	Includes 266,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(7)	Includes 30,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(8)
Mr. Braverman is a member of Associated Private Equity, LLC, a Delaware limited liability company (“Associated”), an entity that beneficially owns 7,024,869 shares of Common Stock which includes 2,625,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by Associated, 875,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock Associated has the right to acquire in accordance with an additional investment right granted by the Company to Associated in connection with Associated's investment, 2,625,000 shares of Common Stock issuable upon exercise of warrants beneficially owned by Associated and 875,000 shares of Common Stock issuable upon exercise of warrants Associated has the right to acquire in accordance with the additional investment right. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman's address is 4454 Wayside Drive, Naples, FL 34119.

(9)
Mr. Weston is a partner of SMC EP, an entity that beneficially owns 3,266,666 shares of Common Stock which includes 1,225,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 408,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock SMC EP has the right to acquire in accordance with an additional investment right granted by the Company to SMC EP in connection with SMC EP's investment, 1,225,000 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 408,333 shares of Common Stock issuable upon exercise of warrants SMC EP has the right to acquire in accordance with the additional investment right. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Weston may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Mr. Weston disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Weston's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(10)
Dr. Faliks is a partner of SMC Employees Partnership, a New York limited partnership (“SMC EP”), an entity that beneficially owns 3,266,666 shares of Common Stock which includes 1,225,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 408,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock SMC EP has the right to acquire in accordance with an additional investment right granted by the Company to SMC EP in connection with SMC EP's investment, 1,225,000 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 408,333 shares of Common Stock issuable upon exercise of warrants SMC EP has the right to acquire in accordance with the additional investment right. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Dr. Faliks may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Dr. Faliks disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Dr. Faliks' address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(11)
The shares held by SMC EP and considered to be beneficially owned by both Dr. Faliks and Mr. Weston are included once for purposes of calculating the total shares beneficially owned by all officers and directors as a group.

(12) Dr. Kahn resigned from the Board of Directors on April 30, 2012. Dr. Kahn's address is 175 East Delaware Place, Apartment 7808, Chicago, IL 60611.

(13)
Includes 2,065,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 688,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 2,065,000 shares of Common Stock issuable upon exercise of warrants and 688,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 180 Crestview Drive, Deerfield, Illinois 60015.

(14)
Includes 2,625,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 875,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 2,625,000 shares of Common Stock issuable upon exercise of warrants and 875,000 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 4454 Wayside Drive, Naples, Florida 34119.

(15)
Includes 2,500,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 833,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 2,500,000 shares of Common Stock issuable upon exercise of warrants and 833,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(16)
Includes 4,000,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 4,000,000 shares of Common Stock issuable upon exercise of warrants and 1,333,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(17)
Includes 1,000,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 1,000,000 shares of Common Stock issuable upon exercise of warrants and 333,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(18)
Includes 1,225,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 408,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 1,225,000 shares of Common Stock issuable upon exercise of warrants and 408,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(19)
Includes 1,750,000 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 583,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock the stockholder has the right to acquire in accordance with an additional investment right granted by the Company to the stockholder in connection with the stockholder's investment, 1,750,000 shares of Common Stock issuable upon exercise of warrants and 583,333 shares of Common Stock issuable upon exercise of warrants the stockholder has the right to acquire in accordance with the additional investment right. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 725 Three Degree Road, Butler, Pennsylvania 16002.

Common Stock Authorized for Issuance Under Equity Compensation Plans
For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2012, see Note 9 (“Stockholders' Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation - Employment Agreements", above, and “Certain Relationships and Related Transactions and Director Independance”, below.

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
In February 2011, Messrs. Tierney and Galvin agreed to accept 41,668 shares of unregistered Common Stock (valued at $16,667) in lieu of cash for certain director's fees due the individuals.
In October 2011, Messrs. Tierney and Galvin agreed to accept 60,000 shares of unregistered Common Stock (valued at $30,000) in lieu of cash for certain director’s fees due the individuals.
In January 2012, Mr. Coppa agreed to accept 20,000 shares of unregistered Common Stock (valued at $9,000) in lieu of cash for certain wages due him.
On May 1, 2012, the Board of Directors approved the issuance of 25,000 shares of unregistered common stock as restricted stock awards to Mr. Braverman as future incentive and recorded a $15,000 expense (the assigned fair value based on the closing bid price) associated with the issuance of such shares during the fiscal year ended September 30, 2012. In addition, Mr. Braverman was granted options to purchase 50,000 shares of Common Stock at an exercise price of $.60 per share.
During May and June 2012, Dr. Kahn and Mr. Galvin exercised options to purchase an aggregate of 79,000 shares of Common Stock at exercise prices ranging from $0.23 to $0.51 per share.
Related Party Transactions
On November 18, 2008, we entered into a month-to-month consulting agreement at a rate of $7,500 per month with a company owned by Mr. Boyd who also serves as the Chairman of our Compensation committee. The consulting firm is currently providing assistance in the areas of due diligence support as well as market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine. During the fiscal years ended September 30, 2012 and 2011 we paid $97,978 and $97,508, respectively relating to this contract. The agreement was terminated in December 2012.
On June 17, 2009 we entered into an Exclusive Patent License Agreement between our company and M & R Development Inc., (“M&R”) formerly known as American Power Group, Inc. and currently co-owned by one of our American Power Group employees. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R's patented dual fuel alternative energy technology. During the fiscal years ended September 30, 2012 and 2011 we incurred license fees to M&R of $120,404 and $173,637, respectively.
On April 27, 2012, we entered into amendment to the patent license agreement. The amendment amends the royalty provisions in the license to modify the calculation of the royalty payments and to amend the timing of the royalty payments. Under the provisions of this amendment, effective April 1, 2012 the monthly royalty amount due to M&R will be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. M&R also agreed to waive any prior defaults under the license. In addition, we amended the amended and restated promissory note dated December 1, 2009 to extend the maturity of the note until February 15, 2015 and to defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest.
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets we acquired a promissory note from the previous owners of M&R, payable to American Power Group Corporation, in the principal amount of $800,000. Per our agreement, 25% of any royalties due from time to time to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. During the fiscal year ended September 30, 2012 we applied $31,923 of license fees due against accrued interest due under the note. As of September 30, 2012, accrued interest due under the note was $19,146.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R. On October 1, 2010, we signed a one-year lease with M&R with monthly rental payments of $8,914 on a triple net basis. On October 1, 2011, we executed a new 2 year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. On May 1, 2012, we executed a new 3 year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate. For the fiscal years ended September 30, 2012 and 2011, total related party rental expense in connection with non-cancellable real estate leases amounted to $143,248 and $145,460, respectively.
In February and March 2011, in connection with a private placement of additional promissory notes, Mr. Boyd loaned us $20,000. We issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 10,000 shares of Common Stock to Mr. Boyd. We repaid this note in full in May 2012.
On October 12, 2011 Mr. Jensen loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011 (and subsequently extended to April 30, 2014).
On April 27, 2012, we entered into amendments to promissory notes in the aggregate principal amount of $473,500 held by Charles Coppa, our Chief Financial Officer; Lyle Jensen, a member of our Board of Directors and our President and Chief Executive Officer; and Dr. Allen Kahn, a former member of our Board of Directors. These amendments reduced the interest rates of the promissory notes to 8% per annum and extended the maturity dates of the notes to April 30, 2014.
All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.
Independence of the Board of Directors
 The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors. In particular, the Board has carefully considered the fact that Mr. Needham formerly served on the board of directors of Saugusbank (of which Mr. Tierney is president and chief executive officer) and has determined that, each of Messrs. Needham, Boyd, Tierney, Braverman,Weston and Faliks qualifies as “independent.”
The Board of Directors has determined that each of Messrs. Needham, Boyd, Tierney, Braverman,Weston and Faliks are independent as defined under the NYSE Alternext US Rules, including, in the case of members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act.

Item 14.     Principal Accounting Fees and Services
The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2012 and 2011.
In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2012 and 2011. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.
         Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2012 and 2011 and (2) the review of the financial statements included in our company's Form 10-Q filings for fiscal years 2012 and 2011 were $147,715 and $155,915, respectively.

          Audit-Related Fees. The aggregate fees billed in fiscal years 2012 and 2011 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements, was $0 and $12,171, respectively. Services rendered in this category consisted of (i) financial accounting and reporting consultations and assurance services on specific transactions.
          Tax Fees. The aggregate fees billed in fiscal years 2012 and 2011 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $22,500 and $34,363, respectively.
          All Other Fees. There were no other fees billed during fiscal years 2012 and 2011 by SDKAS.
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
During fiscal years 2012 and 2011, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 29.
(b)     The following exhibits are filed with this report:

Exhibit No. Description

2.1 (1)	—	Asset Purchase Agreement dated as of June 13, 2011, between Green Tech Products, Inc. and Irish Knight Holdings, L.L.C.
2.2 (2)	—	Promissory Note dated August 1, 2011, issued by Irish Knight Holdings, L.L.C.
2.3 (2)	—	Indemnification Agreement dated August 1, 2011, between GreenMan Technologies, Inc. and Timothy Mahoney
2.4 (3)	—	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
2.5 (4)	—
Amendment No. 2 dated June 30, 2011, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

2.6 (5)	—
Amendment No. 3 dated April 27, 2012, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

2.7 (6)	—
Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group (formerly known as GreenMan Alternative Energy, Inc.)

2.8 (5)	—
Amendment No. 1 dated April 27, 2012, to Amended and Restated Promissory Note dated as of December 1, 2009, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.)

3.1 (7)	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended

3.2 (6)	—	By-laws of GreenMan Technologies, Inc.
4.1 (8)	—	Specimen certificate for Common Stock of GreenMan Technologies, Inc.
10.1 (9)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (10)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.3 (11)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.4 (12)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.5 (11)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.6 (13)	—	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.
10.7 (8)	—	1993 Stock Option Plan*
10.8 (14)	—	2005 Stock Option Plan, as amended*
10.9 (8)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.10 (15)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.11 (16)	—	Commercial Loan Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.12 (16)	—	Asset Based Financing Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.13 (16)	—	Promissory Note dated as of November 9, 2010, issued by American Power Group, Inc. in favor of Iowa State Bank
10.14 (16)	—	Commercial Security Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.15 (16)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.16 (16)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.17 (17)	—	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10.18 (17)	—	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.19 (18)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.20 (19)	—	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10.21 (19)	—	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.22 (5)	—	Business Loan Agreement, dated as of April 25, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,250,000 line of credit
10.23 (5)	—	Promissory dated as of April 25, 2012, issued by American Power Group, Inc. in favor of Iowa State Bank
10.24 (20)	—	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.25 (20)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.26 (21)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.27 (18)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.28 (5)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn

10.29 (20)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.30 (20)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.31 (21)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.32 (18)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.33 (5)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.34 (21)	—	Subscription Agreement dated February 11, 2011, between Lew Boyd and GreenMan Technologies, Inc.
10.35 (21)	—	Unsecured Promissory Note dated as of February 11, 2011, issued by GreenMan Technologies, Inc. in favor of Lew Boyd
10.36 (18)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Lew Boyd, with respect to an unsecured promissory note
10.37 (18)	—	Promissory Note dated October 12, 2011 between American Power Group, Inc. and Lyle Jensen
10.38 (18)	—	Extension Agreement dated November 27, 2011 between American Power Group, Inc. and Lyle Jensen
10.39 (5)	—	Amendment No. 1 dated April 27, 2012, to Promissory Note dated as of October 12, 2011, issued by GreenMan Technologies, Inc. in favor of Lyle Jensen
10.40 (22)	—	Form of Subscription Agreement between GreenMan Technologies, Inc. and certain investors, with respect to convertible promissory notes and warrants issued in April 2011
10.41 (22)	—	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in April 2011
10.42 (22)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.43 (22)	—	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.44 (18)	—	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in November 2011
10.45 (18)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in November 2011
10.46 (18)	—	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.47 (23)	—	Securities Purchase Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.48 (5)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement, dated April 30, 2012
10.49 (5)	—	Form of Additional Investment Right, dated April 30, 2012
10.50 (23)	—	Registration Rights Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.51 (23)	—	Voting Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.52 (23)	—	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
10.53 (24)	—	National Distributor and Master Marketing Agreement between American Power Group, Inc. and WheelTime Network LLC, dated as of November 27, 2012
10.54 (24)	—	Common Stock Purchase Warrant issued to WheelTime Network LLC, dated November 27, 2012
10.55†	—	Lease - Business Property dated May 1, 2012, between M & R Development, Inc. and American Power Group, Inc.
21.1 (6)	—	List of All Subsidiaries
31.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.1**	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS***	—	XBRL Instance Document
101.SCH***	—	XBRL Taxonomy Extension Schema Document
101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	—	XBRL Taxonomy Extension Definition Document
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated June 13, 2011 and filed June 15, 2011, and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated July 29, 2011 and filed August 4, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated June 30, 2011 and filed July 7, 2011, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 25, 2011 and filed May 2, 2012, and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-K for the Fiscal Year Ended September 30, 2011 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-Q for the Quarter Ended June 30, 2012 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.
(17) Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated December 19, 2011 and filed December 23, 2011, and incorporated herein by reference.

(18)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-Q for the Quarter Ended December 31, 2011 and incorporated herein by reference.

(19)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated April 3, 2012 and filed April 5, 2012, and incorporated herein by reference.

(20)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(21)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(22)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 10-Q for the Quarter ended March 31, 2011.

(23)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.'s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(24)	Filed as an Exhibit to GreenMan Technologies, Inc.'s Form 8-K dated November 27, 2012 and filed November 29, 2012, and incorporated herein by reference.

† Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*** In accordance with Rule 406T of Regulation S-T, the XBRL (eXtensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

American Power Group Corporation

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Power Group Corporation
Lynnfield, Massachusetts
We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Group Corporation and subsidiaries as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
December 31, 2012

American Power Group Corporation
Consolidated Balance Sheets

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,423,485	$153,657
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $162,887 and $151,840 as of September 30, 2012 and September 30, 2011	432,078	371,575
Inventory	463,553	348,179
Costs in excess of billings	62,667	143,770
Seller’s note, related party, current portion	164,038	275,000
Prepaid expenses	120,405	164,912
Other current assets	87,702	112,921
Total current assets	6,053,928	1,870,014
Property, plant and equipment, net	338,922	383,540
Other assets:
Seller’s note, related party, non-current	633,349	525,000
Long term contracts, net	341,666	391,672
Purchased technology, net	341,666	391,672
Software development costs, net	1,309,601	—
Other	70,567	224,898
Total other assets	2,696,849	1,533,242
	$9,089,699	$3,786,796
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$763,515	$969,424
Accrued expenses	604,406	917,984
Billings in excess of cost	1,808	42,707
Notes payable, current	90,484	2,167,285
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	—	370,138
Total current liabilities	1,528,731	4,536,056
Notes payable, net of current portion	1,605,037	84,695
Convertible notes payable, net of current portion	—	1,739,460
Notes payable, related parties, net of current portion	473,500	—
Obligations due under lease settlement, net of current portion	505,540	505,540
Total liabilities	4,112,808	6,865,751

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 759 shares and 0 shares issued and outstanding at September 30, 2012 and 2011	759	—
Common stock, $.01 par value, 150 million shares authorized, 44,920,180 shares and 36,173,033 issued and outstanding at September 30, 2012 and 2011	449,201	361,730
Additional paid-in capital	62,912,306	40,297,853
Common shares held as collateral	—	(20,000)
Accumulated deficit	(58,385,375)	(43,718,538)
Total stockholders’ equity (deficit)	4,976,891	(3,078,955)
	$9,089,699	$3,786,796

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Operations

	Years Ended September 30,
	2012	2011
Net sales	$2,633,880	$1,767,644
Cost of sales	1,935,767	1,833,042
Gross profit (loss)	698,113	(65,398)
Operating expenses
Selling, general and administrative	2,927,282	3,467,094
Impairment loss	—	149,600
Research and development	—	1,322,021
	2,927,282	4,938,715
Operating loss from continuing operations	(2,229,169)	(5,004,113)
Non operating (expense) income
Interest and financing costs	(1,612,052)	(819,475)
Loss on induced conversion incentive	(582,143)	—
Interest income	53,977	53,191
Other, net	(127,778)	(188,803)
Non operating expense, net	(2,267,996)	(955,087)
Loss from continuing operations before income taxes	(4,497,165)	(5,959,200)
Income tax benefit	—	321,519
Loss from continuing operations	(4,497,165)	(5,637,681)
Discontinued operations
Loss on disposal of discontinued operations, net of taxes	(63,085)	(59,526)
Loss from discontinued operations, net of taxes	—	(1,116,413)
	(63,085)	(1,175,939)
Net loss	(4,560,250)	(6,813,620)
10% Convertible Preferred stock dividends	(358,460)	—
10% Convertible Preferred stock beneficial conversion feature	(9,748,127)	—
Net loss available to common shareholders	$(14,666,837)	$(6,813,620)

Loss from continuing operations per share – basic and diluted	$(0.11)	$(0.16)
Loss from discontinued operations per share – basic and diluted	—	(0.03)
Net loss per Common share - 10% Preferred Stock dividend	(0.01)	—
Net loss per Common share - Preferred Stock beneficial conversion feature	(0.25)	—
Net loss attributable to Common shareholders - basic and diluted	$(0.37)	$(0.19)

Weighted average Common shares outstanding - basic and diluted	39,352,340	35,621,150

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Years Ended September 30, 2012 and 2011

	10% Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Common Shares Held As
	Shares	Amount	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, October 1, 2010	—	—	33,300,060	$333,001	$39,090,313	$(36,904,918)	$—	$2,518,396
Compensation expense associated with stock options	—	—	—	—	252,482	—	—	252,482
Common stock issued with promissory notes	—	—	581,750	5,817	278,276	—	—	284,093
Common stock issued upon exercise of options	—	—	249,555	2,495	66,905	—	—	69,400
Common stock issued for services rendered	—	—	41,668	417	16,250	—	—	16,667
Common stock issued as additional collateral	—	—	2,000,000	20,000	—	—	(20,000)	—
Beneficial conversion discount on convertible notes payable	—	—	—	—	403,711	—	—	403,711
Value of warrants issued for financing	—	—	—	—	189,916	—	—	189,916
Net loss for fiscal year ended September 30, 2011	—	—	—	—	—	(6,813,620)	—	(6,813,620)
Balance, September 30, 2011	—	—	36,173,033	$361,730	$40,297,853	$(43,718,538)	$(20,000)	$(3,078,955)
Compensation expense associated with stock options	—	—	—	—	169,418	—	—	169,418
Common stock issued upon option exercise	—	—	115,856	1,158	29,697	—	—	30,855
Common stock issued with promissory notes	—	—	421,750	4,218	206,658	—	—	210,876
Common stock issued for services rendered	—	—	288,757	2,888	141,011	—	—	143,899
Common stock issued upon convertible debt exercise	—	—	7,510,151	75,101	3,338,655	—	—	3,413,756
Common stock issued for convertible debt interest	—	—	454,734	4,547	294,723	—	—	299,270
Beneficial conversion discount on convertible notes payable	—	—	—	—	325,949	—	—	325,949
Induced conversion incentive on convertible notes payable	—	—	—	—	582,143	—	—	582,143
Value of warrants issued for financing	—	—	—	—	122,834	—	—	122,834
Sale of 10% Convertible Preferred stock unit:
Sale of 10% Convertible Preferred stock, net of fees	822	$822	—	—	3,823,397	—	—	3,824,219
Value of warrants issued with 10% Convertible Preferred stock	—	—			2,219,758			2,219,758
Value of additional investment right issued with 10% Convertible Preferred stock	—	—	—	—	1,366,369	—	—	1,366,369
10% Convertible Preferred stock beneficial conversion feature	—	—	—	—	9,748,127	(9,748,127)	—	—
Common Stock issued upon Preferred Stock conversion	(63)	(63)	1,557,705	15,577	(15,514)	—	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	398,194	3,982	261,228	(265,210)	—	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(93,250)	—	(93,250)
Return of collateral shares	—	—	(2,000,000)	(20,000)	—	—	20,000	—
Net loss for fiscal year ended September 30, 2012	—	—	—	—	—	(4,560,250)	—	(4,560,250)
Balance, September 30, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$—	$4,976,891

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,560,250)	$(6,813,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss and inventory valuation allowance	—	598,479
Loss on disposal of property, plant, and equipment	7,622	—
Loss on disposal of discontinued operations	63,085	59,526
Shares issued for services rendered	143,899	16,667
Amortization of stock issued with debt	210,876	351,313
Amortization of beneficial conversion feature and warrants	934,327	2,905
Amortization of debt incentive conversion	582,143	105,182
Depreciation expense	135,710	187,942
Amortization of deferred financing costs	105,941	20,198
Stock compensation expense	169,418	252,482
Amortization of patents	—	10,830
Amortization of software development costs	43,182	—
Amortization of long term contracts	50,006	139,620
Amortization of purchased technology	50,006	49,995
(Increase) decrease in assets:
Accounts receivable	(60,503)	(194,223)
Inventory	(115,374)	135,304
Costs in excess of billings	81,103	(143,770)
Prepaid and other current assets	169,945	158,049
Other assets	30,138	3,293
(Decrease) increase in liabilities:
Accounts payable	(205,909)	579,076
Billings in excess of costs	(40,899)	18,257
Accrued expenses	(10,552)	332,092
Net cash used in operating activities	(2,216,086)	(4,130,403)
Cash flows from investing activities:
Purchase of property and equipment	(98,714)	(52,957)
Software development costs	(1,352,783)	—
Maturity of certificates of deposit	—	757,500
Cash provided in the sale of Green Tech Products assets	—	(120,838)
Net cash (used in) provided by investing activities	(1,451,497)	583,705
Cash flows from financing activities:
Proceeds from convertible notes payable	1,185,000	2,225,000
Proceeds from notes payable	280,000	2,190,372
Proceeds from notes payable, related party	156,000	152,302
Repayment of notes payable, related party	(52,638)	(150,257)
Repayment of notes payable	(936,678)	(998,707)
Proceeds from exercise of stock options	30,855	69,400
Deferred financing costs	(44,834)	(81,305)
Proceeds from Seller's note	2,613	—
Payment of cash dividend on 10% convertible preferred stock	(93,250)	—
Net proceeds on issuance of 10% convertible preferred stock	7,410,343	—
Net cash provided by financing activities	7,937,411	3,406,805
Net increase (decrease) in cash and cash equivalents	4,269,828	(139,893)
Cash and cash equivalents at beginning of year	153,657	293,550
Cash and cash equivalents at end of year	$4,423,485	$153,657

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2012	2011

Supplemental disclosure of cash flow information:
Interest paid	$237,500	$265,455

Supplemental disclosure of non-cash financing activities:
Shares issued and returned as additional collateral	$(20,000)	$20,000
Shares issued with debt	—	284,093
Shares issued with debt extensions	210,875	—
Shares issued for converted debt	3,713,026	—
Beneficial conversion feature attributable to convertible debt	325,949	403,711
Warrants issued	122,834	187,011
Insurance premiums financed with short-term debt	100,219	—
Shares issued for preferred stock dividend	265,210	—
Beneficial conversion feature attributable to 10% convertible preferred stock	9,748,127	—

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies
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
Recent Developments
On April 30, 2012, we completed a private placement of 10% Convertible Preferred Stock to several institutional investors for gross proceeds of approximately $8.2 million. The 10% Convertible Preferred Stock is convertible into Common Stock at a conversion price of $0.40 per share and the investors also received five year warrants to purchase a number of shares of Common Stock equal to the number of shares into which the 10% Convertible Preferred Stock is convertible, at an exercise price of $0.50 per share. The investors have the right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to purchase additional shares of 10% Convertible Preferred stock and warrants under the same terms.
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
Our proprietary technology seamlessly displaces up to 80% (average displacement ranges from 40% to 65%) of the normal diesel fuel consumption with various forms of natural gas . Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.
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
On August 1, 2011, we completed the sale of substantially all of our Green Tech Products' molded recycled rubber products operations to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products' senior managers. Green Tech Products specialized in the design, development and manufacturing of branded recycled products and services that provide schools and municipalities with environmentally responsible products to create safer work and play environments.
As of September 30, 2012, we had $4,723,485 in cash, cash equivalents and restricted certificates of deposit and working capital of $4,525,197. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of APGC and our wholly-owned subsidiaries American Power Group, Inc. and Green Tech Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. All molded rubber product operations have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Management Estimates
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation, the value of equity instruments issued and percentage of completion on contracts. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2012.
Cash Equivalents
Cash equivalents include short-term investments with original maturities of three months or less.
Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of September 30, 2012 and 2011, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
Concentration of Credit Risk
Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We maintain our bank accounts at multiple banks which at times such balances may exceed FDIC insured limits. We have not experienced any losses as a result of this practice.
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
Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	September 30, 2012	September 30, 2011
Raw materials	$448,212	$338,594
Work in progress	—	8,642
Finished goods	15,341	943
Total inventory	$463,553	$348,179
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $40,142 and $9,915 for the fiscal years ended September 30, 2012 and 2011, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs were $0 and $1,322,021 for the fiscal years ended September 30, 2012 and 2011 as we completed our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software during the fiscal year ended September 30, 2011.

Revenue Recognition
Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. Revenues from fixed price and modified fixed price sales and installation contracts are recognized on the percentage of completion method based on costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions becomes known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues from product sales are recognized when the product's installation is complete, title and risk transfer to the customer and collectability is reasonably assured. Revenues derived from maintenance and service agreements are recognized when the service has been rendered to the customer.
Shipping and Handling Fees and Costs
Shipping and handling fees and costs billed to customers and incurred by the Company are reported on a net basis in cost of sales in the consolidated statements of operations.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2012, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements and has approximately $24,000 of accrued interest and penalties relating to state income taxes associated with an inactive subsidiary. The Company is no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2009.
Stock-Based Compensation
The Company measures and recognizes compensation cost for all share-based awards based on the grant-date fair value estimated using the Black-Scholes option pricing model. We have estimated for forfeitures in determining expected terms on stock options for calculating expense. Amortization of stock compensation expense was $169,418 and $252,482 for the fiscal years ended September 30, 2012 and 2011, respectively. The unamortized compensation expense at September 30, 2012 was $214,548 and will be amortized over a weighted average remaining amortizable life of approximately 2.5 years.
The fair value of each option grant during the year ended September 30, 2012 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 67% and expected terms of 2 to 5 years.
The fair value of each option grant during the year ended September 30, 2011 under the 2005 Stock Option Plan were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of ranging from 71% to 87% and expected terms of 2 to 3 years.
Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $100,000 for the fiscal years ended September 30, 2012 and 2011, respectively. Accumulated amortization was $316,667 and $216,667 at September 30, 2012 and 2011, respectively.
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

During fiscal year 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when each engine family is available for general release to customers. As of September 30, 2012, we have capitalized $1,352,783 of development costs associated with our Outside Useful Life ("OUL") ($507,533) and Inside Useful Life ("IUL") ($845,250) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the fiscal year ended September 30, 2012 was $43,182.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Years ending September 30:	Contracts	Technology	Software Development	Total
2013	$50,000	$50,000	$225,223	$325,223
2014	50,000	50,000	242,535	342,535
2015	50,000	50,000	242,535	342,535
2016	50,000	50,000	242,535	342,535
2017	50,000	50,000	220,634	320,634
2018 and thereafter	91,666	91,666	136,139	319,471
	$341,666	$341,666	$1,309,601	$1,992,933

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

•
At any time during the period beginning on the Royalty Modification Date and ending on the first anniversary of the Royalty Modification Date, the Company may purchase the Technology Rights from M&R for an additional payment of $17.5 million; and

•
If we do not exercise the foregoing purchase right prior to the first anniversary of the Royalty Modification Date, and if M&R subsequently receives a bona fide offer from a third party to purchase some or all of the Technology Rights, we will have the right, exercisable at any time within 30 days after the receipt of such an offer, to purchase the Technology Rights from M&R for a purchase price equal to 110% of the price offered by such third party less the sum of all royalties paid to M&R on or before the date we give notice of our election to purchase the Technology Rights.

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales (or 6% of net sales when we have paid $15 million in cumulative royalties) or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the fiscal years ended September 30, 2012 and 2011, we incurred license fees to M&R of $120,404 and $173,637, respectively.
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
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2012	September 30, 2011
Warranty accrual at the beginning of the period	$27,620	$6,188
Charged to costs and expenses relating to new sales	23,814	25,720
Costs of product warranty claims	(33,128)	(4,288)
Warranty accrual at the end of period	$18,306	$27,620
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
Recent Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment
This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued.The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2012-04, Technical Corrections and Improvements
This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

Reclassification
Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded by the weighted average number of common shares outstanding during the period. The beneficial conversion feature recorded resulted from the issuance of 10% Convertible Preferred Stock, warrants and an additional investment right with conversion prices less than the fair value of the as-converted common shares. The beneficial conversion feature is the difference between the conversion prices of the 10% Convertible Preferred

Stock, warrants and additional investment right and the fair value of the common stock into which they are convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of common shares they are convertible into. The result has no impact on our cash, net loss or total stockholders' equity. However, it does increase the net loss per common share for purposes of presenting net loss per share. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net loss per share are the same for the years ended September 30, 2012 and 2011 since the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants and would be anti-dilutive. The calculation of additional exercisable options and warrants above excludes 26,831,223 and 4,922,618 options and warrants that are outstanding at September 30, 2011 and 2010 respectively and 18,982,500 shares issuable upon conversion of Preferred Stock at September 30, 2012. Due to our operating at a loss, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.

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
In March 2012, Irish Knight Holdings agreed, in consideration of a $25,000 reduction in the stock inventory credit and a $38,000 reduction in the then outstanding balance of the promissory note, to pay us a total of $80,000 by December 31, 2012 in full satisfaction of the inventory credit and note. As a result, we recorded an additional loss on disposal of discontinued assets of $63,000 during the twelve months ended September 30, 2012. As of September 30, 2012 the balance due under the note was $30,000. The note was paid off in December 2012.
Net sales and loss from our discontinued molded rubber products operations for the twelve months ended September 30 were as follows:

	September 30, 2012	September 30, 2011
Net sales from discontinued operations	$—	$2,150,806
Loss on disposal of discontinued operations, net of taxes	$(63,085)	$(59,526)
Loss from discontinued operations, net of taxes	$—	$(1,116,413)

3.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2012	September 30, 2011	Estimated Useful Lives
Machinery and equipment	$719,474	$657,155	3 – 7 years
Less accumulated depreciation	(380,552)	(273,615)
Machinery and equipment, net	$338,922	$383,540

4. Contracts in Progress
Contracts in progress consist of the following:

	September 30, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$419,396	$549,319
Estimated earnings on contracts in progress	126,564	83,991
	545,960	633,310
Less billings on contracts in progress	485,101	532,247
	$60,859	$101,063
Costs and estimated earnings in excess of billings	$62,667	$143,770
Billings in excess of costs and estimated earnings	1,808	42,707
	$60,859	$101,063

5. Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. Based on the fiscal year 2013 plan, we have classified $164,038 of the balance as the current portion. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

6.     Long Term Deposits
In December 2007, we made a $149,600 deposit to a third party to secure the exclusive supply and distribution rights in the United States to a technology being developed in China that was intended to transform recycled scrap tires into renewable by-products. Based on significant delays in the development and commercialization of the technology and the third party’s inability to secure additional funding to complete the development, management has determined the realizability of the deposit to be impaired and therefore has recorded an impairment charge of $149,600 during the year ended September 30, 2011.

7.     Notes Payable/Credit Facilities
Credit Facilities
American Power Group has a $2,250,000 credit facility with Iowa State Bank of which $1,200,000 is considered our working capital line under which we may borrow up to 50% of the value of eligible inventory and 75% of eligible accounts receivable. We have collateralized the obligations by: (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which could not be sold unless we are in default, were valued at $20,000 at November 9, 2010, representing their par value and are treated as a contra equity amount on the balance sheet at September 30, 2011. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue in the future up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by July 31, 2011 (subsequently extended to December 31, 2013). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. At September 30, 2012 and 2011, we had $1,560,110 and $1,530,110 outstanding under the credit facility, respectively. In conjunction with the completion of our 10% Convertible Preferred Stock financing on April 30, 2012, Iowa State Bank extended the maturity of our credit facility to April 25, 2013 and increased our borrowing limits to $2,250,000. In December 2012, Iowa State Bank agreed to extend the maturity of the credit facility to December 31, 2013.
Short Term Promissory Notes (including Related Party)
In September 2010, we commenced a private offering of 12% unsecured, six-month promissory notes payable in an effort to raise up to $850,000 in gross proceeds. In addition, we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, we issued our 12% unsecured, six-month promissory notes for gross proceeds of $573,500, including notes with aggregate gross proceeds of $323,500 issued to a director and an officer of our company. In connection with the issuance of a note for $250,000, two directors and a member of management each pledged 125,000 shares of our Common Stock as additional collateral. In addition, we issued 0.5 shares of unregistered Common Stock for each dollar invested in the offering, or 311,750 shares of Common Stock, including an aggregate of 161,750 shares of Common Stock to the director and officer. We also issued 25,000 shares of Common Stock as a placement fee. In March 2011, the note holders agreed to extend the maturity date of the notes for an additional six additional months after the original maturity date of the notes. In consideration of these extensions, we issued 0.5 additional shares of unregistered Common Stock for each dollar invested in the offering, or 161,750 additional shares of Common Stock.
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

Notes payable consists of the following at:	September 30, 2012	September 30, 2011
Term notes payable, Iowa State Bank, secured by a $300,000 certificate of deposit and 2 million shares of common stock, with rates ranging from 5.5% to 7% and principal due December 31, 2013…	$1,560,110	$1,530,110
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.4% to 7.7% and requiring monthly payments from $305 to $1,162 and with due dates ranging from August 2014 to March 2015……………………	84,705	121,819
Term note payable, investor, secured by a 375,000 share stock pledge, requiring monthly interest payments at 12% and with principal due February 8, 2012 ………………………………………	—	250,000
Term note payable, investor, secured by a 375,000 share stock pledge, requiring monthly interest payments at 12% and with principal due March 31, 2012 ………………………………………	—	250,000
Other unsecured term note payable with interest rate at 5.7%, requiring monthly payments of principal and interest with a due date of February 27, 2013	50,706	100,051
	1,695,521	2,251,980
Less current portion …………	(90,484)	(2,167,285)
Notes payable, non-current portion……………………………	$1,605,037	$84,695

The following is a summary of maturities of carrying values of all notes payable at September 30, 2012:
Years Ending September 30:
2013	$90,484
2014	1,597,538
2015	7,499
$1,695,521
Note Payable-Related Party- Other
The following is a summary of unsecured notes payable-related party at:

	September 30, 2012	September 30, 2011
Officer and director 8% promissory notes, due April 30, 2014	$323,500	$343,500
Officer 8% promissory note, due April 30, 2014	150,000	—
Other related party notes	—	26,638
	$473,500	$370,138
Convertible Notes Payable
In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $0.45 to $0.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the fiscal year ended September 30, 2012, the principal balance of $500,000 and $34,066 of interest were converted into 1,229,228 shares of our Common Stock. Amortization of deferred financing costs was $18,978 and $10,578 during the fiscal years ended September 30, 2012 and 2011, respectively reflecting the amortization of all remaining amounts during fiscal year 2012. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and was amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $55,037 and $30,306 during the fiscal years ended September 30, 2012 and 2011, respectively reflecting the amortization of all remaining amount during fiscal year 2012. This offering was discontinued in March 2011.

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
During the fiscal year ended September 30, 2012, notes in the principal amount of $1,725,000 plus accrued interest of $157,521 were converted into 4,083,604 shares of our Common Stock. In recognition of the agreement of certain investors to convert early, we agreed to reduce the conversion price on $1.6 million of notes from $0.59 to $0.45. We recorded a non-cash incentive conversion expense of $582,143 during the fiscal year ended September 30, 2012 associated with this repricing. In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $0.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $42,091 and $9,659 during the fiscal years ended September 30, 2012 and 2011, respectively reflecting the amortization of all remaining amounts during fiscal year 2012. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $430,502 and $74,876 during the fiscal years ended September 30, 2012 and 2011, respectively reflecting the amortization of all remaining amounts during fiscal year 2012.
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
During the period of November and December 2011, we issued $507,000 of convertible notes and granted warrants to purchase an aggregate of 341,405 shares of our Common Stock at exercise prices ranging from $0.46 to $0.64 per share. During January and February 2012, we received an additional $678,000 from investors under the same terms as the initial investors and granted warrants to purchase an aggregate of 433,700 shares of our Common Stock at exercise prices ranging from $0.42 to $0.61 per share. In April 2012, as required by the 10% Convertible Preferred Stock investors, all notes in the principal amount of $1,185,000 plus accrued interest of $30,940 were converted into 2,650,322 shares of our Common Stock. We incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was $34,450 for the fiscal year ended September 30, 2012 reflecting the amortization of all remaining amounts during fiscal year 2012. We recorded a debt discount associated with the issuance of the warrants of $122,834. In addition, the notes contained a beneficial conversion feature of $325,949 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $448,783 during the fiscal year ended September 30, 2012 reflecting the amortization of all remaining amounts during fiscal year 2012.

8.    Commitments and Contingencies
Employment Agreements
We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.
Related Party Consulting Agreement
We had a month-to-month consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our Compensation committee. The consulting firm is currently providing assistance in the areas of due diligence support as well as market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine. The agreement was terminated in December 2012.
Rental Agreements
We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2012 and 2011, total rental expense in connection with this office space lease amounted to $15,000 per year.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. On October 1, 2010, we signed a one-year lease with M&R with monthly rental payments of $8,914 on a triple net basis. On October 1, 2011, we executed a new 2 year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. In conjunction with the 10% Convertible Preferred Stock financing, on May 1, 2012, we executed a new 3 year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate.
For the fiscal years ended September 30, 2012 and 2011, total related party rental expense in connection with non-cancellable real estate leases amounted to$143,248 and $145,460, respectively.
The total future minimum rental commitment at September 30, 2012 under the above related party office and warehousing space operating lease is as follows:

Years Ending September 30,
2013	$120,000
2014	120,000
2015	70,000
$310,000
Lease Settlement Obligations
In 2006 we received notice from the Georgia landlord indicating that our former Georgia subsidiary was in default under the lease due to its insolvent financial condition. The landlord agreed to waive the default but required that all current and future rights and obligations under the lease be assigned to GreenMan Technologies, Inc. pursuant to a March 2001 guaranty agreement. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) three years from the date on which we vacate the property. As a result we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. We currently sublease a portion of the property to two entities with one paying $4,250 per month under a lease agreement expiring in February 2013 and the other paying $7,500 per month on a tenant-at-will basis. During fiscal years 2012 and 2011, we had rental income of $141,000 and $126,000, respectively, associated with the Georgia property and rental expense of $260,375 and $304,555 respectively.

The total future minimum rental obligations at September 30, 2012 under the above real estate operating lease is as follows:

Years Ending September 30,
2013	$68,518
2014	195,401
2015	214,338
2016	95,801
$574,058
Litigation
We received notice on January 26, 2011 that the Orland Unified School District, Orland, California had filed a complaint in the Glen County Superior Court in the State of California against Green Tech Products and its subsidiaries, GreenMan Technologies and several other unrelated parties seeking general monetary damages, exemplary damages, other statutory damages, attorneys' fees and costs and other equitable remedies relating to their dissatisfaction with the installation of several playground equipment and tile projects during 2008. We believe the case was without merit and that we had substantial defenses against the plaintiff's claims. To avoid further expenses of litigation, however, on August 5, 2011, we entered into a settlement agreement with the plaintiff. Under this agreement, the plaintiff agreed to dismiss its lawsuit and to release all of its claims against all of the defendants, in exchange for our agreement to pay the plaintiff $100,000, of which $50,000 was paid within seven days of the execution of the agreement and $25,000 is payable on each of the first and second anniversaries of the execution of the agreement. As of September 30, 2012 and 2011, the remaining balance due was $25,000 and $50,000, respectively.

9.     Stockholders’ Equity
Authorized Shares
On July 29, 2011, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60 million to 100 million and then on July 23, 2012 approved an additional increase to 150 million shares.
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
During the twelve months ended September 30, 2012, two directors and an officer agreed to accept 80,000 shares of unregistered Common Stock (valued at $39,000) in lieu of cash for certain director’s fees and wages due the individuals.
During the twelve months ended September 30, 2012, several third parties agreed to accept 83,757 shares of unregistered Common Stock (valued at $41,899) in lieu of cash for consulting fees due.
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
On June 30, 2012 and September 30, 2012, certain 10% Convertible Preferred Stock holders agreed to accept 158,448 and 239,746 shares of Common Stock (valued at $111,500 and $153,710), respectively, in lieu of cash for dividend payments due the holders.
10% Convertible Preferred Stock
On April 30, 2012, we completed a private placement in which we entered into a securities purchase agreement with certain accredited investors and sold 821.6 units for gross proceeds to us of $8,216,000. We incurred cash fees associated with the placement of approximately $676,000 and issued 100,000 shares of Common Stock valued at $48,000. In conjunction with the private placement we issued the placement agent a five-year warrant to purchase 450,000 shares of our Common Stock at an exercise price of $0.40 per share (valued at $173,000). We used approximately $495,000 of the net proceeds to retire short term debt and intend to use the balance to advance our dual fuel technologies business.
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
During the fiscal year ended September 30, 2012, 62.3 shares of 10% Convertible Preferred Stock were converted into 1,557,705 shares of Common Stock. As of September 30, 2012, there were approximately 759.3 shares of 10% Convertible Preferred Stock outstanding which are convertible into 18,982,500 shares of Common Stock which had a fair value of approximately $12,149,000 based on the closing price of our Common Stock on September 30, 2012.
During the fiscal year ended September 30, 2012, we recorded dividends associated with the 10% Convertible Preferred Stock of $358,460. We paid cash dividends of $93,250 and issued 398,194 shares of Common Stock valued at $265,210 in lieu of cash for dividend payments.
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to buy additional units under the same terms described above.
We determined the initial value of the 10% Convertible Preferred Stock to be $4,629,873, the investor warrants to be $2,219,758 and the additional investment right to be $1,366,369 using models we consider to be appropriate. In addition, we determined a beneficial conversion feature of $9,748,127 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these three rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings at September 30, 2012.
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
Stock options and activity under the plan is summarized as follows:

	Year Ended		Year Ended
	September 30, 2012		September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	22.5	$1.80	72.5	$.83
Granted	—	—	—	—
Forfeited or expired	(22.5)	1.80	—	—
Exercised	—	—	(50.0)	.40
Outstanding at end of period	—	—	22.5	1.80
Exercisable at end of period	—	—	22.5	1.80
Reserved for future grants at end of period	—		—
Aggregate intrinsic value of exercisable options	$—		$—
Weighted average fair value of options granted during the period		$—		$—

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

During fiscal year 2011, we granted options to several directors and employees to purchase an aggregate of 280,000 shares of our common stock at an exercise prices ranging from $.45 to $.80 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term and vested immediately upon the date of grant. The fair value of the options at the date of grant in aggregate was $81,295 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates ranging from .68% to 1.05%; expected volatility based on historical trading information ranging from 74% to 81% and expected terms ranging from 2 to 3 years.

During fiscal year 2012, we granted options to a director and several employees to purchase an aggregate of 500,000 shares of our common stock at an exercise prices ranging from $.48 to $.60 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term with 285,000 options vesting equally over a five-year period from the date of grant 215,000 options vesting immediately on date of grant. The fair value of the options at the date of grant in aggregate was $117,226 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 67% and expected terms ranging from 2 to 5 years.

	Year Ended		Year Ended
	September 30, 2012		September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,861,000	$.34	3,693,000	$.31
Granted	500,000.49		280,000.68
Forfeited or expired	(182,000)	.36	—	—
Exercised	(117,000)	.29	(112,000)	.34
Outstanding at end of period	4,062,000.36		3,861,000.34
Exercisable at end of period	3,020,000.36		2,427,800.36
Reserved for future grants	1,675,000		1,993,000
Aggregate intrinsic value of exercisable options	871,090		$1,073,130
Aggregate intrinsic value of all options	1,115,810		$1,774,830
Weighted average fair value of options granted during the period		$.23		$.29

Information pertaining to options outstanding under the plan at September 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .23 - .80	4,062,000	6.4 years	$.36	3,020,000	6.0 years	$.36

The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2012
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,433.2	$.21
Granted	500.23
Vested	(891.2)	.20
Non-vested at end of period	1,042.21

Non-Employee Director Stock Option Plan
Under the terms of our 1996 Non-Employee Director Stock Option Plan, on a non-employee director's initial election to the Board of Directors, they are automatically granted an option to purchase 2,000 shares of our common stock. The exercise price per share of options granted under the Non-Employee Director Stock Option Plan is 100% of the fair-market value of our common stock on the business day immediately prior to the date of the grant and is immediately exercisable for a period of ten years from the date of the grant. During fiscal year 2006, the Compensation Committee agreed to discontinue future option grants pursuant to the Non-Employee Director Stock Option Plan.
As of September 30, 2012, options to purchase 12,000 shares of our Common Stock are outstanding and exercisable at prices ranging from $0.51 to $1.95 and had a weighted average exercise price of $1.19 per share and a weighted average contractual life of 1.6. During the fiscal year ended September 30, 2012, options to purchase 2,000 shares of Common Stock at$.51 per share were exercised and options to purchase 8,000 shares of Common Stock at prices ranging from $1.10 to $1.95 expired unexercised.
Warrants and Other Stock Options
During fiscal year 2011, we granted options to a consultant to purchase 100,000 shares of our common stock at an exercise price of $.41 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a four year term and vest 25% immediately on the date of grant with the balance vesting equally over a three year period. The fair value of the options at the date of grant in aggregate was $22,703 which was determined on the date of grant using the Black Scholes option pricing model with the following assumptions; dividend yield of 0%; risk-free interest rate of .05%; expected volatility based on historical trading information of 81% and expected term of 3 years.
Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended		Year Ended
	September 30, 2012		September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,017,118	$.65	175,000	$.56
Granted	21,765,105.50		992,118.62
Forfeited, expired, repurchased	(25,000)	.25	—	—
Exercised	(14,634)	.45	(150,000)	.40
Outstanding at end of period	22,742,589.50		1,017,118.65
Exercisable at end of period	22,692,589.50		1,017,118.65
Aggregate intrinsic value of exercisable options /warrants	$3,094,224		$173,688
Aggregate intrinsic value of all options/warrants	$3,105,724		$173,688
Weighted average fair value of options granted during the period		$.34		$.21

	Warrants/Options Outstanding			Warrants/Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40 - $1.51	22,742,589	5 years	$.50	22,692,589	5 years	$.50

Common Stock Reserved
We have reserved common stock at September 30, 2012 as follows:

Stock option plans	4,074,000
Other stock options	100,000
Other warrants	22,642,589
Shares issuable upon conversion of preferred stock	18,982,500
45,799,089

10.     Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2012 and 2011, respectively.

11.    Concentrations
During the fiscal year ended September 30, 2012 there was one customer who accounted for 54% of consolidated net sales. During the fiscal year ended September 30, 2011 there were four dual fuel customers who accounted for 72% of consolidated net sales with no one individual customer representing more than 35% of the total.
We are dependent on a third-party firm for providing engineering services relating to our EPA testing and approval activities. At September 30, 2012 and 2011, the supplier accounted for 48% and 38% of the American Power Group, Inc's accounts payable. We believe that our relationship with this supplier is satisfactory.

12.     Fair Value of Financial Instruments
At September 30, 2012 and 2011, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates. The fair value of the underlying Common Stock to be issued upon conversion of the 759.3 shares of the 10% Convertible Preferred Stock is approximately $12,149,000 at September 30, 2012 based upon the intrinsic value of the conversion feature on that date (see Note 9).

13.     Income Taxes
The (benefit) for income taxes was comprised of the following amounts for the years ended:

	September 30,	September 30,
	2012	2011
Current:
Federal	$—	$(316,706)
State	—	(4,813)
	—	321,519
Deferred:
Federal	—	—
State	—	—
	—	—
Change in valuation reserve	—	—
Total (benefit) for income taxes included in discontinued operations	$—	$321,519
In the course of preparing our September 30, 2010 (2009 Tax Year) income tax returns, it was determined that, pursuant to the provisions of The Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), we were eligible for a refund of $316,706 relating to federal taxes paid in the prior year. The WHBAA is a very specific and narrowly focused act which provided for a net operating loss (“NOL”) carryback of up to five years for NOLs (including Alternative Minimum Tax NOLs) incurred in taxable years beginning or ending in either 2008 or 2009 (but not both). Use of the Alternative Minimum Tax NOL is limited to 90% of the alternative minimum taxable income, however the WHBAA legislation suspended the 90% limitation on the use of any AMT NOL for the carryback period. The entire refund relates entirely to federal Alternative Minimum Tax paid in prior years and has been recorded as an income tax benefit along with $4,813 of state refundable income taxes in the accompanying financial statements for the fiscal year ended September 30, 2011.
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
The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2012	2011
Net operating loss carry forwards	$9,862,779	$8,556,302
Differences in fixed asset basis	(51,483)	(69,199)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	922,599	892,250
Capitalized development costs	(472,766)	—
Other, net	273,449	57,770
	10,549,501	9,452,046
Valuation reserve	(10,549,501)	(9,452,046)
Net deferred tax asset	$—	$—
The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2012	2011
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.1	0.1
Amortization	(0.4)	0.7
All others, net	(0.8)	3.9
U.S. business credits	1.2	(0.5)
Convertible debt discount	(12.0)	—
Valuation allowance	(24.1)	(33.7)
Effective Tax Rate	—%	4.5%

As of September 30, 2012, we had net operating loss carry forwards of approximately $29.0 million. The net operating loss carry forwards expire beginning in 2021 through 2032. In addition, we have Federal tax credit carry forwards of approximately $141,000 available to reduce future tax liabilities. The Federal tax credit carry forwards expire beginning in 2030 through 2032. These carry forwards maybe subject to limitations under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have been determined to have occurred.

14.     Subsequent Events
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,000 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime will endorse APG's technology to its 18 member companies and encourage each member to become an exclusive certified installer and authorized dealer of APG's Vehicular Turbocharged Natural Gas Systems. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer and service agreement by each of the 18 members during the first year after the original issue date of the Warrant. The Warrant will expire on December 31, 2017.
During the three months ended December 31, 2012, approximately 40 shares of 10% Convertible Preferred Stock were converted into 992,295 shares of Common Stock.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	December 31, 2012
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	December 31, 2012
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	December 31, 2012
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Lew F. Boyd	Director	December 31, 2012
Lew F. Boyd

/s/ Kevin Tierney, Sr.	Director	December 31, 2012
Kevin Tierney, Sr.

/s/ Neal Braverman	Director	December 31, 2012
Neal Braverman

/s/Jamie Weston	Director	December 31, 2012
Jamie Weston

/s/ Dr. Aviel Faliks	Director	December 31, 2012
Dr. Aviel Faliks