Form 10-Q
period 2012-12-31
AMERICAN POWER GROUP Corp
filed 2013-02-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

As of February 13, 2013 there were 46,270,256 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,934,188	$4,423,485
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $162,887 as of December 31, 2012 and September 30, 2012, respectively	613,198	432,078
Inventory	757,901	463,553
Costs in excess of billings	33,234	62,667
Seller’s note, related party, current portion	266,009	164,038
Prepaid expenses	123,591	120,405
Other current assets	105,490	87,702
Total current assets	5,133,611	6,053,928
Property, plant and equipment, net	704,889	338,922
Other assets:
Seller’s note, related party, non-current	531,378	633,349
Long term contracts, net	329,167	341,666
Purchased technology, net	329,167	341,666
Software development costs, net	1,726,549	1,309,601
Other	71,466	70,567
Total other assets	2,987,727	2,696,849
	$8,826,227	$9,089,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,050,081	$763,515
Accrued expenses	639,131	604,406
Billings in excess of cost	1,808	1,808
Notes payable, current	1,627,045	90,484
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	3,386,583	1,528,731
Notes payable, non-current	49,637	1,605,037
Notes payable, related parties, non-current	473,500	473,500
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,415,260	4,112,808

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 724 shares and 759 shares issued and outstanding at December 31, 2012 and September 30, 2012	724	759
Common stock, $.01 par value, 150 million shares authorized, 46,215,812 shares and 44,920,180 issued and outstanding at December 31, 2012 and September 30, 2012	462,158	449,201
Additional paid-in capital	63,185,951	62,912,306
Accumulated deficit	(59,237,866)	(58,385,375)
Total stockholders’ equity	4,410,967	4,976,891
	$8,826,227	$9,089,699

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales	$874,953	$396,017
Cost of sales	574,404	405,295
Gross profit (loss)	300,549	(9,278)
Operating expenses:
Selling, general and administrative	882,882	722,745
Research and development	—	37,338
	882,882	760,083
Operating loss from continuing operations	(582,333)	(769,361)
Non operating income (expense)
Interest and financing costs	(40,591)	(354,763)
Interest income	12,061	11,090
Other, net	(28,923)	(30,559)
Non operating expense, net	(57,453)	(374,232)
Net loss	(639,786)	(1,143,593)
10% Convertible Preferred dividends	(212,704)	—
Net loss available to Common shareholders	$(852,490)	$(1,143,593)

Loss from continuing operations per share – basic and diluted	$(0.01)	$(0.03)
Net loss per Common share - 10% Preferred dividend	(0.01)	—
Net loss attributable to Common shareholders per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	45,609,928	36,595,317

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$4,976,891
Compensation expense associated with stock options	—	—	—	—	38,190	—	38,190
Common stock issued upon option exercise	—	—	57,762	578	6,922	—	7,500
Value of warrants issued for services rendered	—	—	—	—	31,957	—	31,957
Sale of 10% Convertible Preferred stock unit:
Sale of 10% Convertible Preferred stock, net of fees	5	5	—	—	48,995	—	49,000
Common stock issued upon Preferred stock conversion	(40)	(40)	992,295	9,923	(9,883)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	245,575	2,456	157,464	(159,920)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(52,785)	(52,785)
Net loss for the three months ended December 31, 2012	—	—	—	—	—	(639,786)	(639,786)
Balance, December 31, 2012	724	$724	46,215,812	$462,158	$63,185,951	$(59,237,866)	$4,410,967

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(639,786)	$(1,143,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services rendered	31,957	110,400
Depreciation expense	49,505	36,534
Amortization of stock issued	—	90,600
Amortization of beneficial conversion feature and warrants	—	99,920
Amortization of deferred financing costs	—	14,284
Stock compensation expense	38,190	31,638
Amortization of software costs	50,538	—
Amortization of long term contracts	12,499	12,500
Amortization of purchased technology	12,499	12,500
Decrease (increase) in assets:
Accounts receivable	(181,120)	96,732
Inventory	(294,348)	(40,027)
Costs in excess of billings	29,433	57,120
Prepaid and other current assets	(20,974)	43,136
Other assets	(899)	(177,760)
(Decrease) increase in liabilities:
Accounts payable	286,566	(30,548)
Billings in excess of costs	—	(17,759)
Accrued expenses	34,725	145,526
Net cash used in operating activities	(591,215)	(658,797)
Cash flows from investing activities:
Purchase of property and equipment	(415,472)	—
Software development costs	(467,486)	—
Net cash used in investing activities	(882,958)	—
Cash flows from financing activities:
Proceeds from notes payable	22,050	507,000
Proceeds from notes payable, related party	—	156,000
Repayment of notes payable, related party	—	(11,000)
Repayment of notes payable	(40,889)	(43,824)
Proceeds from sale of 10% convertible preferred stock, net of fees	49,000	—
Proceeds from exercise of stock options	7,500	—
Payment of cash dividend on 10% Convertible Preferred stock	(52,785)	—
Net cash (used in) provided by financing activities	(15,124)	608,176
Net decrease in cash and cash equivalents	(1,489,297)	(50,621)
Cash and cash equivalents at beginning of year	4,423,485	153,657
Cash and cash equivalents at end of period	$2,934,188	$103,036

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2012	2011

Supplemental disclosure of cash flow information:
Interest paid	$46,246	$85,899
Taxes paid	6,032	—

Supplemental disclosure of non-cash financing activities:
Shares issued with debt extensions	—	210,876
Shares issued in converted debt	—	328,313
Beneficial conversion feature	—	139,901
Warrants issued	—	52,159
Shares issued for preferred stock dividend	159,920	—

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
Recent Developments
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, ("WheelTime") a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,000 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime will endorse APG's technology to its 18 member companies and encourage each member to become an exclusive certified installer and authorized dealer of APG's Vehicular Turbocharged Natural Gas Systems. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer. The warrant will expire on December 31, 2017.
In December 2012, Iowa State Bank agreed to extend the maturity of our $2.25 million credit facility to from April 23, 2013 to December 31, 2013.
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
As of December 31, 2012, we had $3,234,188 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,747,028. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If American Power Group is unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation
The consolidated financial statements include the accounts of APGC and our wholly-owned subsidiaries, American Power Group, Inc. and Green Tech Products, Inc. (inactive).
The accompanying interim financial statements at December 31, 2012 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2012 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2012 and the operating results for the interim periods ended December 31, 2012 and 2011 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2012 and September 30, 2012, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. Based on the fiscal year 2013 plan, we have classified $266,009of the balance as the current portion. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2012	September 30, 2012
Raw materials	$738,718	$448,212
Work in progress	158	—
Finished goods	19,025	15,341
Total inventory	$757,901	$463,553
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $25,000 for the three months ended December 31, 2012 and 2011, respectively. Accumulated amortization was $341,667 at December 31, 2012 and $316,667 at September 30, 2012.
A critical component of our dual fuel aftermarket conversion solution is the internally developed software component of our electronic control unit. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and Environmental Protection Agency's testing protocol for both our Outside Useful Life ("OUL") and Intermediate Useful Life ("IUL") engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.
During fiscal 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when the product or enhancement is available for general release to customers. As of December 31, 2012, we have capitalized $1,820,268 of development costs associated with our OUL ($1,270,211) and IUL ($550,057) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended December 31, 2012 and 2011 were $50,538 and $0, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Technology	Software Development	Total
2013	$50,000	$50,000	$225,350	$325,350
2014	50,000	50,000	242,662	342,662
2015	50,000	50,000	242,662	342,662
2016	50,000	50,000	242,662	342,662
2017	50,000	50,000	190,778	290,778
2018 and thereafter	79,167	79,167	582,435	740,769
	$329,167	$329,167	$1,726,549	$2,384,883
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

•
At any time during the period beginning on the Royalty Modification Date and ending on the first anniversary of the Royalty Modification Date, we may purchase all of the Technology Rights from M&R for an additional payment of $17.5 million; and

•
If we do not exercise the foregoing purchase right prior to the first anniversary of the Royalty Modification Date, and if M&R subsequently receives a bona fide offer from a third party to purchase some or all of the Technology Rights, we will have the right, exercisable at any time within 30 days after the receipt of such an offer, to purchase the Technology Rights from M&R for a purchase price equal to 110% of the price offered by such third party less the sum of all royalties paid to M&R on or before the date we give notice of our election to purchase the Technology Rights.

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the three months ended December 31, 2012 and 2011, we incurred license fees to M&R of $0 and $38,548.
7. Contracts in Progress
Contracts in progress consist of the following:

	December 31, 2012	September 30, 2012
Costs incurred on uncompleted contracts	$438,347	$419,396
Estimated earnings on contracts in progress	133,717	126,564
	572,064	545,960
Less billings on contracts in progress	540,638	485,101
	$31,426	$60,859

Costs and estimated earnings in excess of billings	$33,234	$62,667
Billings in excess of costs and estimated earnings	1,808	1,808
	$31,426	$60,859
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31, 2012	September 30, 2012	Estimated Useful Lives
Machinery and equipment	$1,042,617	$719,474	3 -7 years
Less accumulated depreciation	(430,058)	(380,552)
Machinery and equipment, net	612,559	338,922
Construction in progress	92,330	—
	$704,889	$338,922
9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Quarter Ended December 31, 2012	Year Ended September 30, 2012
Warranty accrual at the beginning of the period	$18,306	$27,620
Charged to costs and expenses relating to new sales	34,538	23,814
Costs of product warranty claims	(13,738)	(33,128)
Warranty accrual at the end of period	$39,106	$18,306
10.     Notes Payable/Credit Facilities
Credit Facilities
American Power Group has a $2,250,000 credit facility with Iowa State Bank of which $1,200,000 is considered our working capital line under which we may borrow up to 50% of the value of eligible inventory and 75% of eligible accounts receivable. As of December 31, 2012, we have $1,560,110 outstanding under the credit facility and in December 2012, Iowa State Bank agreed to extend the the maturity of the credit facility to December 31, 2013.
Notes Payable, Related Party
In September 2010, we commenced a private offering of 12% unsecured, six-month promissory notes payable in an effort to raise up to $850,000 in gross proceeds. In addition, we agreed to issue 0.5 shares of unregistered Common Stock for each $1 invested in the offering. In September and October 2010, an officer and former director loaned us $323,500 under the terms of this offering.

On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, this officer and the two other related parties holding notes in the aggregate principal amount of $323,500 agreed to extend the maturity of their notes until April 30, 2014 and a reduction in their interest rate to 8%. These notes have been classified as long term as of December 31, 2012.
Convertible Notes Payable
In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $0.45 to $0.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the three months ended December 31, 2011, $234,143 of the notes were converted into 550,503 shares of our Common Stock with the remaining principal balance and $34,066 of interest converted into 1,229,228 shares of our Common Stock during the remainder of the fiscal year ended September 30, 2012. Amortization of deferred financing costs was $6,716 during the three months ended December 31, 2011. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. Amortization of the beneficial conversion feature was $29,899 during the three months ended December 31, 2011.

During the period of April 2011 and July 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The notes were convertible at $0.59 and during the fiscal year ended September 30, 2012, all notes plus accrued interest of $157,521 were converted into 4,083,604 shares of our Common Stock. In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $0.65 per share. We also incurred deferred financing cost of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $6,523 during the three months ended December 31, 2011. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $63,691 for the three months ended December 31, 2011.
In November 2011, we commenced a new private offering of 10% convertible notes payable and received $1,185,000 in gross proceeds. Each note is convertible into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received warrants to purchase an aggregate of 775,105 shares of our Common Stock at exercise prices ranging from $0.42 to $0.64 per share. In April 2012, as required by the 10% Convertible Preferred Stock investors, all notes plus accrued interest of $30,940 were converted into 2,650,322 shares of our Common Stock. We incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was $1,047 during the three months ended December 31, 2011. We recorded a debt discount associated with the issuance of the warrants of $122,834 and in addition, the notes contained a beneficial conversion feature of $325,949 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $6,736 for the three months ended December 31, 2011.
11.     Stockholders’ Equity
Common Stock
During the three months ended December 31, 2012, holders exercised warrants to purchase an aggregate of 160,000 shares of Common Stock at an exercise price of $0.40 utilizing a cashless exercise feature resulting in the net issuance of 50,262 shares of Common Stock. In addition, another holder exercised warrants to purchase 7,500 shares of Common Stock at exercise prices ranging from $0.51 to $0.62 per share.
During the three months ended December 31, 2012, 39.7 shares of 10% Convertible Preferred Stock were converted into 992,295 shares of Common Stock. As of December 31, 2012, there were approximately 724.6 shares of 10% Convertible Preferred Stock outstanding which are convertible into 18,115,000 shares of Common Stock which had a fair value of approximately $11,775,000 based on the closing price of our Common Stock on December 31, 2012.
On December 31, 2012, certain 10% Convertible Preferred Stock holders agreed to accept 245,575 shares of Common Stock (valued at $159,920) in lieu of cash for dividend payments due the holders.

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
Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock and one warrant to purchase 25,000 shares of Common Stock. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. During the three months ended December 31, 2012 we recorded a 10% preferred dividend of $185,475 of which $52,785 was paid in cash. As of the date of issuance, each share of 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The conversion price of the 10% Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition to the conversion right described above, we may require the holders of the 10% Convertible Preferred Stock to convert their shares into shares of Common Stock in the event the volume weighted average price of our Common Stock exceeds certain threshold amounts.
The holders of the 10% Convertible Preferred Stock vote with the Common Stock on all matters presented to the holders of the Common Stock, other than the election of certain directors, on an as-converted basis. The holders of 10% Convertible Preferred Stock voting as a separate class are entitled to elect three members of the Board of Directors. In connection with the exercise of that right, Dr. Allen Kahn and Thomas Galvin resigned from the Board of Directors following the completion of the private placement and the Board of Directors appointed Neil Braverman, Dr. Aviel Faliks and Jamie Weston as directors. The number of directors elected by the holders of our Common Stock, voting as a separate class, will be reduced from four to three effective March 31, 2013. Kevin Tierney, Sr., resigned from the Board of Directors on January 10, 2013 in anticipation of that change.
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
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to $2.7 million to buy additional units under the same terms described above. During the three months ended December 31, 2012, an investor exercised his additional right to purchase 5 units for net proceeds of $49,000 after fees.
We determined the initial value of the 10% Convertible Preferred Stock to be $4,629,873, the investor warrants to be $2,219,758 and the additional investment right to be $1,366,369 using models we consider to be appropriate. In addition, we determined a beneficial conversion feature of $9,748,127 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these three rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings at quarter ended June 30, 2012.

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
Stock Options
Amortization of stock compensation expense was $38,190 and $31,638 for the three months ended December 31, 2012 and 2011, respectively. The unamortized compensation expense at December 31, 2012 was $229,939 and will be amortized over a weighted average remaining life of approximately 3 years.
In December 2012, we granted an employee options to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $0.54 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2005 Stock Option Plan, have a ten-year term and vest 20% upon date of grant with the balance equally over a term of four years from the date of grant. The fair value of the options at the date of grant in aggregate was $53,580, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of 4 years.
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, ("WheelTime") a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,000 factory-trained technicians and 30 training facilities located across the United States and Canada. In conjunction with this agreement we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share and expiring on December 31, 2017. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer. The fair value of the 100,000 immediately exercisable warrants at the date of grant in aggregate was $31,957 and is included in selling, general and administrative expenses during the three months ended December 31, 2012. The valuation was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of 5 years. We will record the value of the remaining warrants at the date in which each increment becomes earned and exercisable.
12.     Related Party Transactions
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

In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2012.
Results of Operations
Three Months ended December 31, 2012 Compared to the Three Months ended December 31, 2011
Net sales from continuing operations for the three months ended December 31, 2012 increased $478,936 or 121% to $874,953 as compared to net sales of $396,017 for the three months ended December 31, 2011. The increase is attributable to stronger domestic stationary and domestic vehicular revenues resulting from an increased number of vehicular EPA approvals.
During the three months ended December 31, 2012, our gross profit was $300,549 or 34% of net sales as compared to a negative gross profit of $9,278 of net sales for the three months ended December 31, 2011. The increase, during the three months ended December 31, 2012 was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the three months ended December 31, 2012 increased $160,137 or 22% to $882,882 as compared to $722,745 for the three months ended December 31 2011. The increase was primarily attributable to increased sales and marketing costs as well as an increased number of employees.
Research and development costs were $0 and $37,338 for the three months ended December 31, 2012 and 2011, respectively , as we completed our internal research and development projects relating to the technical feasibility of our new electronic control unit operating software during the fiscal year ended September 30, 2011.
During the three months ended December 31, 2012, interest and financing expense decreased $314,172 or 89% to $40,591 as compared to $354,763 for the three months ended December 31, 2011. The increase was primarily attributable due to the elimination of certain financing costs and reduced borrowings resulting from the conversion of all convertible debentures during the first half of fiscal 2012.
Our net loss for the three months ended December 31, 2012 decreased $503,807 or 44% to $639,786 or ($0.01) per basic share for the three months ended December 31, 2012 as compared to a net loss of $1,143,593 or ($0.03) per basic share for the three months ended December 31, 2011. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2012 reflects the inclusion of a $212,704 10% Convertible Preferred Stock quarterly dividend associated with the issuance of the 10% Convertible Preferred Stock on April 30, 2012.

Liquidity and Capital Resources
As of December 31, 2012, we had $3,234,188 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,747,028. We believe we will be able to satisfy our cash requirements for the near future but understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2012 and 2011 as they affect our liquidity. During the three months ended December 31 2012, net cash used in operating activities was $591,215. Our net loss for the three months ended December 31, 2012 was $639,786 ,while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $195,188 of depreciation, amortization, warrants and stock options and an increase of $321,291 in accounts payable and accrued expenses offset by an increased investments in inventory and accounts receivables. During three months ended December 31, 2011, net cash used in operating activities was $658,797. Our net loss for the three months ended December 31, 2011 was $1,143,593, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $298,176 of depreciation, amortization, stock options and deferred financing costs and a decrease of $96,732 in accounts receivable, inventories and other current assets. This was offset by a decrease of $145,526 in accrued expenses.
Net cash used in investing activities was $882,958 for the three months ended December 31, 2012, reflecting the capitalization of $467,468 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $415,472 of property, plant and equipment. There were no cash flows relating to investing activities during the three months ended December 31, 2011.
Net cash used in financing activities was $15,124 during the three months ended December 31, 2012, reflecting the payment of cash dividends on the 10% Convertible Preferred Stock and normal debt payments. Net cash provided by financing activities was $608,176 during the three months ended December 31, 2011, reflecting the proceeds of $507,000 of new convertible notes payable plus $156,000 of proceeds from related parties which offset normal debt payments.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the three months ended December 31, 2012 and 2011, because we no longer maintain any floating-rate debt.

Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2012, we issued five shares of 10% Convertible Preferred Stock and a warrant to purchase 125,000 shares of Common Stock to an investor for an aggregate investment of $50,000 to an investor pursuant to an additional investment right granted in connection with our April 2012 financing. The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended December 31, 2012, we issued 57,762 shares of of our unregistered Common Stock to certain third parties as a result of warrants that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended December 31, 2012, we issued 992,295 shares of Common Stock upon conversions of 39.7 shares of our 10% Convertible Preferred Stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.
On December 31, 2012, we issued 245,575 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividend. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
10. 1 (1)	-	National Distributor and Master Marketing Agreement between American Power Group, Inc. and WheelTime Network LLC, dated as of November 27, 2012.
10.2 (1)	-	Common Stock Purchase Warrant issued to WheelTime Network LLC, dated November 27, 2012
10.3 (2)	-	Change in Terms Agreement, dated December 12, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,250,000 line of credit
31.1 (3)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (3)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (4)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (4)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (5)	XBRL Taxonomy Extension Schema Document

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed as an Exhibit to American Power Group's Form 8-K dated November 27, 2012 and filed November 30, 2012, and incorporated herein by reference.

(2)	Filed as an Exhibit to American Power Group Corporation's Form 8-K dated December 12, 2012 and filed December 17, 2012, and incorporated herein by reference.

(3)	Filed herewith.

(4)
In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(5)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

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
Dated: February 14, 2013