Form 10-Q
period 2013-03-31
AMERICAN POWER GROUP Corp
filed 2013-05-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 14, 2013 there were 46,855,559 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,479,499	$4,423,485
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $162,887 as of March 31, 2013 and September 30, 2012, respectively	550,604	432,078
Inventory	1,033,655	463,553
Costs in excess of billings	33,234	62,667
Seller’s note, related party, current portion	369,389	164,038
Prepaid expenses	144,542	120,405
Other current assets	102,638	87,702
Total current assets	7,013,561	6,053,928
Property, plant and equipment, net	963,136	338,922
Other assets:
Seller’s note, related party, non-current	427,998	633,349
Long term contracts, net	316,667	341,666
Purchased technology, net	316,667	341,666
Software development costs, net	2,294,704	1,309,601
Other	71,467	70,567
Total other assets	3,427,503	2,696,849
	$11,404,200	$9,089,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,320,300	$763,515
Accrued expenses	585,953	604,406
Billings in excess of cost	1,808	1,808
Notes payable, current	1,617,471	90,484
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	3,594,050	1,528,731
Notes payable, non-current	83,366	1,605,037
Notes payable, related parties, non-current	473,500	473,500
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,656,456	4,112,808

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 978 shares and 759 shares issued and outstanding at March 31, 2013 and September 30, 2012	978	759
Common stock, $.01 par value, 150 million shares authorized, 46,838,117 shares and 44,920,180 issued and outstanding at March 31, 2013 and September 30, 2012	468,382	449,201
Additional paid-in capital	66,314,150	62,912,306
Accumulated deficit	(60,035,766)	(58,385,375)
Total stockholders’ equity	6,747,744	4,976,891
	$11,404,200	$9,089,699

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$1,852,162	$572,884	$2,727,115	$968,901
Cost of sales	1,135,806	459,308	1,710,210	864,603
Gross profit	716,356	113,576	1,016,905	104,298
Operating expenses:
Selling, general and administrative	1,265,744	711,421	2,148,626	1,471,505
Operating loss from continuing operations	(549,388)	(597,845)	(1,131,721)	(1,367,207)
Non operating income (expense)
Interest and financing costs	(46,778)	(425,251)	(87,369)	(780,014)
Interest income	11,455	10,963	23,515	22,053
Other, net	(25,798)	(34,364)	(54,720)	(64,922)
Non operating expense, net	(61,121)	(448,652)	(118,574)	(822,883)
Loss from continuing operations	(610,509)	(1,046,497)	(1,250,295)	(2,190,090)
Discontinued operations
Loss on disposal of discontinued operations	—	(63,000)	—	(63,000)
	—	(63,000)	—	(63,000)
Net loss	(610,509)	(1,109,497)	(1,250,295)	(2,253,090)
10% Convertible Preferred dividends	(187,391)	—	(400,096)	—
Net loss available to Common shareholders	$(797,900)	$(1,109,497)	$(1,650,391)	$(2,253,090)

Loss from continuing operations per share – basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Loss from discontinued operations per share – basic and diluted	—	—	—	—
Net loss per Common share - 10% Preferred dividend	(0.01)	—	(0.01)	—
Net loss attributable to Common shareholders per share – basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	46,353,829	35,700,008	45,972,012	36,150,109

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$4,976,891
Compensation expense associated with stock options	—	—	—	—	67,793	—	67,793
Common stock issued upon option exercise	—	—	113,706	1,138	13,643	—	14,781
Value of warrants issued for services rendered	—	—	—	—	392,633	—	392,633
Sale of 10% Convertible Preferred stock unit:
Sale of 10% Convertible Preferred stock, net of fees	274	274	—	—	2,655,937	—	2,656,211
Common stock issued upon Preferred stock conversion	(55)	(55)	1,367,295	13,673	(13,618)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	436,936	4,370	285,456	(289,826)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(110,270)	(110,270)
Net loss for the six months ended March 31, 2013	—	—	—	—	—	(1,250,295)	(1,250,295)
Balance, March 31, 2013	978	$978	46,838,117	$468,382	$66,314,150	$(60,035,766)	$6,747,744

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,250,295)	$(2,253,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	392,633	125,399
Loss on disposal of discontinued operations	—	63,000
Loss on disposal of property and equipment	680	22,733
Depreciation expense	111,776	55,568
Amortization of stock issued	—	210,875
Amortization of beneficial conversion feature and warrants	—	254,575
Amortization of deferred financing costs	—	29,944
Stock compensation expense	67,793	99,400
Amortization of long term contracts	24,999	25,002
Amortization of purchased technology	24,999	25,002
Amortization of software costs	98,995	3,632
(Increase) decrease in assets:
Accounts receivable	(118,526)	(16,438)
Inventory	(565,292)	(132,022)
Costs in excess of billings	29,433	52,836
Prepaid and other current assets	(39,073)	51,401
Other assets	(900)	(15,836)
Increase (decrease) in liabilities:
Accounts payable	258,050	253,091
Billings in excess of costs	—	(17,842)
Accrued expenses	(18,453)	305,387
Net cash used in operating activities	(983,181)	(857,383)
Cash flows from investing activities:
Purchase of property and equipment	(740,742)	—
Software development costs	(786,101)	(527,954)
Net cash used in investing activities	(1,526,843)	(527,954)
Cash flows from financing activities:
Proceeds from notes payable	78,050	—
Proceeds from convertible notes payable	—	1,185,000
Proceeds from notes payable, related party	—	155,000
Repayment of notes payable	(72,734)	(84,186)
Repayment of notes payable, related party	—	(19,336)
Proceeds from sale of 10% convertible preferred stock, net of fees	2,656,211	—
Proceeds from exercise of stock options	14,781	—
Payment of cash dividend on 10% Convertible Preferred stock	(110,270)	—
Net cash provided by financing activities	2,566,038	1,236,478
Net increase (decrease) in cash and cash equivalents	56,014	(148,859)
Cash and cash equivalents at beginning of year	4,423,485	153,657
Cash and cash equivalents at end of period	$4,479,499	$4,798

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Six Months Ended March 31,
	2013	2012

Supplemental disclosure of cash flow information:
Interest paid	$91,101	$136,595
Taxes paid	7,952	—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued with debt extensions	—	210,876
Shares issued in converted debt	—	523,649
Beneficial conversion feature	—	325,948
Intangibles included in accounts payable	298,735	—
Inventory transfered to equipment and capitalized software	4,810	—
Warrants issued	392,633	122,834
Shares issued for preferred stock dividend	289,826	—

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
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer by December 31, 2013. As of April 30, 2013, all of WheelTime's 18 member companies have agreed to become non-exclusive dealers and installers of our dual fuel technology. The warrant will expire on December 31, 2017.
In December 2012, Iowa State Bank agreed to extend the maturity of our $2,250,000 credit facility from April 23, 2013 to December 31, 2013.
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
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce annual fuel and operating costs by 20% to 35%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.
As of March 31, 2013, we had $4,779,499 in cash, cash equivalents and restricted certificates of deposit, and working capital of $3,419,511. As of March 31, 2013, under the terms of our working capital line, we had sufficient collateral to borrow an additional $261,045 above the then outstanding balance. Based on our fiscal 2013 operating budget, cash on hand at March 31, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first calendar quarter of 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation
The consolidated financial statements include the accounts of APGC and our wholly-owned subsidiaries, American Power Group, Inc. and Green Tech Products, Inc. (inactive).
The accompanying interim financial statements at March 31, 2013 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2012 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2013 and the operating results for the interim periods ended March 31, 2013 and 2012 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2013 and September 30, 2012, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend its maturity from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. Based on the fiscal year 2013 plan, we have classified $369,389 of the balance as the current portion. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2013	September 30, 2012
Raw materials	$762,495	$448,212
Work in progress	270,266	—
Finished goods	894	15,341
Total inventory	$1,033,655	$463,553

6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and related party license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $50,000 for the three and six months March 31, 2013 and 2012, respectively. Accumulated amortization was $366,667 at March 31, 2013 and $316,667 at September 30, 2012.
Our internally developed software is a critical embedded component in the operation of our dual fuel conversion equipment and principally controls the operation of our Electronic Control Unit (“ECU”). The ECU monitors all engine performance parameters and operates the natural gas fuel control valve and variable fuel metering valve towards the goal of maximizing the amount of natural gas utilized while remaining within all original engine manufacturer specifications. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and Environmental Protection Agency's testing protocol for both our Outside Useful Life ("OUL") and Intermediate Useful Life ("IUL") engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.
Prior to shipment, each ECU's embedded software component is configured by our internal engineering staff to a customer's specific diesel engine family and shipped as part of a complete system. We do not market or sell our software separately.
During fiscal 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when the product or enhancement is available for general release to customers. As of March 31, 2013, we have capitalized $2,436,881 of development costs associated with our OUL ($1,816,741) and IUL ($620,140) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three and six months ended March 31, 2013 and 2012 were $48,457 and $98,995 and $0 and $0, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$412,336	$512,336
2015	50,000	50,000	451,901	551,901
2016	50,000	50,000	451,901	551,901
2017	50,000	50,000	448,070	548,070
2018	50,000	50,000	366,730	466,730
2019 and thereafter	66,667	66,667	163,766	297,100
	$316,667	$316,667	$2,294,704	$2,928,038
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

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the three months ended March 31, 2013 and 2012, we incurred license fees to M&R of $0 and $95,224.
7. Contracts in Progress
Contracts in progress consist of the following:

	March 31, 2013	September 30, 2012
Costs incurred on uncompleted contracts	$438,347	$419,396
Estimated earnings on contracts in progress	133,717	126,564
	572,064	545,960
Less billings on contracts in progress	540,638	485,101
	$31,426	$60,859

Costs and estimated earnings in excess of billings	$33,234	$62,667
Billings in excess of costs and estimated earnings	1,808	1,808
	$31,426	$60,859
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2013	September 30, 2012	Estimated Useful Lives
Leasehold improvements	$127,087	$—	5 years
Machinery and equipment	1,324,629	719,474	3 -7 years
Less accumulated depreciation	(488,580)	(380,552)
Machinery and equipment, net	963,136	338,922
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
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Quarter Ended March 31, 2013	Year Ended September 30, 2012
Warranty accrual at the beginning of the period	$18,306	$27,620
Charged to costs and expenses relating to new sales	61,815	23,814
Costs of product warranty claims	(24,723)	(33,128)
Warranty accrual at the end of period	$55,398	$18,306
10.     Notes Payable/Credit Facilities
Credit Facilities

American Power Group has a $2,250,000 credit facility with Iowa State Bank of which $1,200,000 is considered our working capital line under which we may borrow up to 50% of the value of eligible inventory and 75% of eligible accounts receivable. As of March 31, 2013, we had $1,560,110 outstanding under the credit facility and had sufficient collateral to borrow an additional $261,045 under the terms of our working capital line. In December 2012, Iowa State Bank agreed to extend the maturity of the credit facility to December 31, 2013.
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
On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, this officer and the two other related parties holding notes in the aggregate principal amount of $323,500 agreed to extend the maturity of their notes until April 30, 2014 and a reduction in their interest rate to 8%. These notes have been classified as long term as of March 31, 2013.
Convertible Notes Payable
In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $0.45 to $0.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the fiscal year ended September 30, 2012, the principal balance of $500,000 and $34,066 of interest were converted into 1,229,228 shares of our Common Stock. Amortization of deferred financing costs was $3,639 and $10,355 during the three and six months ended March 31, 2012. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $13,283 and $43,182 during the three and six months ended March 31, 2012. This offering was discontinued in March 2011.
Between April 2011 and July 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The notes were convertible at $0.59 and during the fiscal year ended September 30, 2012, all notes plus accrued interest of $157,521 were converted into 4,083,604 shares of our Common Stock. In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $0.65 per share. We also incurred deferred financing costs of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $8,318 and $14,841 during the three and six months ended March 31, 2012. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $99,227 and $163,691 for the three and six months ended March 31, 2012.
In November 2011, we commenced a new private offering of 10% convertible notes payable and received $1,185,000 in gross proceeds. Each note is convertible into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received warrants to purchase an aggregate of 775,105 shares of our Common Stock at exercise prices ranging from $0.42 to $0.64 per share. In April 2012, as required by the 10% Convertible Preferred Stock investors, all notes plus accrued interest of $30,940 were converted into 2,650,322 shares of our Common Stock (See Note 11). We incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was $3,701 and $4,748 during the three and six months ended March 31, 2012 and the unamortized deferred financing costs at March 31, 2012.
We recorded a debt discount associated with the issuance of the warrants of $122,834 and, in addition, the notes contained a beneficial conversion feature of $325,949 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $37,981 and $44,717 for the three and six months ended March 31, 2012.

11.     Stockholders’ Equity
Common Stock
During the six months ended March 31, 2013, holders exercised warrants to purchase an aggregate of 200,000 shares of Common Stock at exercise prices ranging from $0.28 to $0.40 utilizing a cashless exercise feature resulting in the net issuance of 74,706 shares of Common Stock. In addition, other holders, including a former director, exercised warrants to purchase an aggregate of 39,000 shares of Common Stock at exercise prices ranging from $0.32 to $0.62 per share.
During the six months ended 3/31/2013, approximately 55 shares of 10% Convertible Preferred Stock were converted into 1367295 shares of Common Stock. As of March 31, 2013, there were approximately 978 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 24,462,500 shares of Common Stock which had a fair value of approximately $16,634,500 based on the closing price of our Common Stock on March 31, 2013.
During the six months ended March 31, 2013, certain 10% Convertible Preferred Stock holders agreed to accept 436,936 shares of Common Stock (valued at $289,826) in lieu of cash for quarterly dividend payments due the holders.
Common Stock Reserved
We have reserved Common Stock at March 31, 2013 as follows:

Stock option plans	4,180,000
Other stock options	100,000
Other warrants	30,849,245
Shares issuable upon conversion of preferred stock	24,462,000
59,591,245
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
Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock and one warrant to purchase 25,000 shares of Common Stock. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. During the six months ended March 31, 2013 we recorded a 10% preferred dividend of $400,096 of which $110,270 was paid in cash. As of the date of issuance, each share of 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The conversion price of the 10% Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition to the conversion right described above, we may require the holders of the 10% Convertible Preferred Stock to convert their shares into shares of Common Stock in the event the volume weighted average price of our Common Stock exceeds certain threshold amounts.
The holders of the 10% Convertible Preferred Stock vote with the Common Stock on all matters presented to the holders of the Common Stock, other than the election of certain directors, on an as-converted basis. The holders of 10% Convertible Preferred Stock voting as a separate class are entitled to elect three members of the Board of Directors. In connection with the exercise of that right, Dr. Allen Kahn and Thomas Galvin resigned from the Board of Directors following the completion of the private placement and the Board of Directors appointed Neil Braverman, Dr. Aviel Faliks and Jamie Weston as directors. The number of directors elected by the holders of our Common Stock, voting as a separate class, was reduced from four to three effective March 31, 2013. Kevin Tierney, Sr., resigned from the Board of Directors on January 10, 2013 in anticipation of that change.
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
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to approximately $2.7 million to buy additional units under the same terms described above. During the six months ended March 31, 2013, all investors exercised their additional right to purchase approximately 274 units for net proceeds of $2,656,211 after fees.
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
Stock Options
Amortization of stock compensation expense was $29,603 and $67,763 for the three and six months ended March 31, 2013 and $67,763 and $99,401 for the three and six months ended March 31, 2012. The unamortized compensation expense at March 31, 2013 was $197,036 and will be amortized over a weighted average remaining life of approximately 3 years.
In December 2012, we granted an employee options to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $0.54 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2005 Stock Option Plan, have a ten years term and vest 20% upon date of grant with the balance equally over a term of four years from the date of grant. The fair value of the options at the date of grant in aggregate was $53,580, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of 4 years.
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC (See Note 1). In conjunction with this agreement we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share and expiring on December 31, 2017. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer. The fair value of the 100,000 immediately exercisable warrants at the date of grant in aggregate was $31,957 and is included in selling, general and administrative expenses during the six months ended March 31, 2013. The valuation was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of 5 years.

During the three months ended March 31, 2013, 16 of the 18 members (the remaining 2 agreed in April 2013) agreed to become non-exclusive dealers and installers of our dual fuel technology and as a result, warrants to purchase 800,000 shares vested immediately on the date each member's respective agreement was executed. The fair value of these vested warrants was $360,676 and is included in selling, general and administrative expenses during the three and six months ended March 31, 2013. The valuation was determined on the date the agreements were executed using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 65% and expected term of approximately 5 years. The members have until December 31, 2013 to change their dealer status to exclusive for the additional warrants to become exercisable.We will record the value of the remaining warrants at the date in which each increment becomes earned and exercisable.
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
In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
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

Results of Operations
Three Months ended March 31, 2013 Compared to the Three Months ended March 31, 2012
Net sales from continuing operations for the three months ended March 31, 2013 increased $1,279,278 or 223% to $1,852,162 as compared to net sales of $572,884 for the three months ended March 31, 2012. The increase was attributable to stronger domestic stationary revenues, especially in the area of oil and gas which increased approximately $1,282,000, primarily due to a 20 unit order from one customer. Domestic vehicular revenues for the three months ended March 31, 2013 increased approximately $35,000 or 70% resulting from our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date.

During the three months ended March 31, 2013, our gross profit was $716,356 or 39% of net sales as compared to $113,576 or 20% of net sales for the three months ended March 31, 2012. The increase was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the three months ended March 31, 2013 increased $554,323 or 78% to $1,265,744 as compared to $711,421 for the three months ended March 31, 2012. The increase was primarily attributable to the inclusion of $360,676 of non-cash amortization expense associated with the vested WheelTime member incentive warrants and to a lesser extent, increased sales and marketing costs of approximately $120,000 as well as increased wages of approximately $94,000 associated with an increased number of employees.
During the three months ended March 31, 2013, interest and financing expense decreased $378,473 or 89% to $46,778 as compared to $425,251 for the three months ended March 31, 2012. The decrease was attributable due to the elimination of certain financing costs and reduced borrowings resulting from the conversion of all convertible debentures during the first half of fiscal 2012.
The loss from discontinued operations for the three months ended March 31, 2012 of $63,000 relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the three months ended March 31, 2013 decreased $498,988 or 45% to $610,509 or ($0.01) per basic share as compared to a net loss of $1,109,497 or ($0.03) per basic share for the three months ended March 31, 2012. The calculation of net loss per share available for Common shareholders for the three months ended March 31, 2013 reflects the inclusion of a quarterly dividend of $187,391 paid on our 10% Convertible Preferred Stock.
Six Months ended March 31, 2013 Compared to the Six Months ended March 31, 2012
Net sales from continuing operations for the six months ended March 31, 2013 increased $1,758,214 or 181% to $2,727,115 as compared to net sales of $968,901for the six months ended March 31, 2012. The increase was attributable to stronger domestic stationary revenues, especially in the area of oil and gas which increased approximately $952,000, primarily due to a 20 unit order from one customer. Domestic vehicular revenues for the six months ended March 31, 2013 increased approximately $511,000 or ten-fold resulting from our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date.
During the six months ended March 31, 2013, our gross profit was $1,016,905 or 37% of net sales as compared to $104,298 or 11% of net sales for the six months ended March 31, 2012. The increase was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the six months ended March 31, 2013 increased $677,121 or 46% to $2,148,626 as compared to $1,471,505 for the six months ended March 31, 2012. The increase was primarily attributable to the inclusion of $392,633 of non-cash amortization expense associated with the vested WheelTime member incentive warrants and to a lesser extent, increased sales and marketing costs of approximately $238,000 as well as increased wages of approximately $105,000 associated with an increased number of employees.
During the six months ended March 31, 2013, interest and financing expense decreased $692,645 or 89% to $87,369 as compared to $780,014 for the six months ended March 31, 2012. The decrease was attributable due to the elimination of certain financing costs and reduced borrowings resulting from the conversion of all convertible debentures during the first half of fiscal 2012.
The loss from discontinued operations for the six months ended March 31, 2012 of $63,000 relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the six months ended March 31, 2013 decreased $1,002,795 or 45% to $1,250,295 or ($0.03) per basic share as compared to a net loss of $2,253,090 or ($0.06) per basic share for the six months ended March 31, 2012. The calculation of net loss per share available for Common shareholders for the six months ended March 31, 2013 reflects the inclusion of quarterly dividends of $400,096 paid on our 10% Convertible Preferred Stock.

Liquidity and Capital Resources
As of March 31, 2013, we had $4,779,499 in cash, cash equivalents and restricted certificates of deposit and working capital of $3,419,511. As of March 31, 2013, under the terms of our working capital line, we had sufficient collateral to borrow an additional $261,000 above the then outstanding balance. Based on our fiscal 2013 operating budget, cash on hand at March 31, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first calendar quarter of 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Condensed Consolidated Statement of Cash Flows reflect events for the six months ended March 31, 2013 and 2012 as they affect our liquidity. During the six months ended March 31, 2013, net cash used in operating activities was $983,181. Our net loss for the six months ended March 31, 2013 was $1,250,295, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $721,195 of depreciation, amortization, warrants and stock options and an increase of $556,785 in accounts payable which was offset by an increased investment in software development and inventory. During the six months ended March 31, 2012, net cash used in operating activities was $857,383. Our net loss for the six months ended March 31, 2012 was $2,253,090, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $703,998 of depreciation, amortization, stock options and deferred financing costs and an increase of $558,478 in accounts payable and accrued expenses.
Net cash used in investing activities was $1,526,843 for the six months ended March 31, 2013, reflecting the capitalization of $786,101 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $740,742 of property, plant and equipment. Net cash used in investing activities was $527,954 for the six months ended March 31, 2012, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications.
Net cash provided by financing activities was $2,566,038 during the six months ended March 31, 2013, reflecting the proceeds from the sale of approximately $2.7 million, before fees, of additional 10% Convertible Preferred Stock which was offset by the payment of cash dividends on the 10% Convertible Preferred Stock as well as normal debt payments. Net cash provided by financing activities was $1,236,478 during the six months ended March 31, 2012, reflecting the proceeds of $1,185,000 of new convertible notes payable plus $155,000 of proceeds from related parties which offset normal debt payments.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We have generally been unaffected by interest rate changes in the six months ended March 31, 2013 and 2012, because we no longer maintain any floating-rate debt.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.
Our management, including the CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors

We are subject to federal, regional, state, local and foreign regulations which may impair our ability to sell our products in different jurisdictions, and more stringent regulations in the future may impair our ability to market our products.
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

In addition to our operations in the United States, we currently have in-country distributors in Africa, Australia, Canada and are intending to market our products and technologies in other international markets, including both industrialized and developing countries. Prior to marketing our dual fuel solution in countries outside the United States, we must ensure our technology is compliant with the appropriate in-country rules and regulations and there is no assurance our technology will comply with such rules and regulations.

Any new or revised government regulation that affects our dual fuel conversion business, whether at the foreign, federal, state, or local level, may increase our costs and the price of our products. As a result, these regulations could have a significant negative impact on our business, financial condition and results of operations.
There have been no other material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2013, we issued approximately 269 shares of 10% Convertible Preferred Stock and warrants to purchase 6,721,656 shares of Common Stock to several investors for an aggregate investment of $2,687,000 pursuant to the exercise of their additional investment rights granted in connection with our April 2012 financing. The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended March 31, 2013, we issued 55,944 shares of our unregistered Common Stock to certain third parties as a result of warrants and options that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended March 31, 2013, we issued 375,000 shares of Common Stock upon conversions of 15 shares of our 10% Convertible Preferred Stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.
During the three months ended March 31, 2012, we issued 191,361 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividend. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
31.1 (1)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (2)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (2)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed herewith.

(2)
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

(3)
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
Dated: May 14, 2013