Form 10-Q
period 2013-06-30
AMERICAN POWER GROUP Corp
filed 2013-08-13
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 13, 2013 there were 47,091,857 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,436,024	$4,423,485
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $162,887 as of June 30, 2013 and September 30, 2012, respectively	1,025,142	432,078
Inventory	1,015,684	463,553
Costs in excess of billings	32,256	62,667
Seller’s note, related party, current portion	199,347	164,038
Prepaid expenses	229,701	120,405
Other current assets	104,734	87,702
Total current assets	5,342,888	6,053,928
Property, plant and equipment, net	972,446	338,922
Other assets:
Seller’s note, related party, non-current	598,041	633,349
Long term contracts, net	304,166	341,666
Purchased technology, net	304,166	341,666
Software development costs, net	2,916,345	1,309,601
Other	71,467	70,567
Total other assets	4,194,185	2,696,849
	$10,509,519	$9,089,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,045,287	$763,515
Accrued expenses	662,319	604,406
Billings in excess of cost	1,808	1,808
Notes payable, current	1,186,176	90,484
Obligations due under lease settlement, current	68,518	68,518
Notes payable, related parties, current	473,500	—
Total current liabilities	3,437,608	1,528,731
Notes payable, non-current	70,040	1,605,037
Notes payable, related parties, non-current	—	473,500
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,013,188	4,112,808

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 973 shares and 759 shares issued and outstanding at June 30, 2013 and September 30, 2012	973	759
Common stock, $.01 par value, 150 million shares authorized, 47,091,857 shares and 44,920,180 issued and outstanding at June 30, 2013 and September 30, 2012	470,919	449,201
Additional paid-in capital	66,444,401	62,912,306
Accumulated deficit	(60,419,962)	(58,385,375)
Total stockholders’ equity	6,496,331	4,976,891
	$10,509,519	$9,089,699

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,151,454	$889,577	4,878,568	$1,858,478
Cost of sales	1,141,250	493,239	2,851,461	1,357,842
Gross profit	1,010,204	396,338	2,027,107	500,636
Operating expenses:
Selling, general and administrative	1,086,918	734,823	3,235,543	2,206,328
Operating loss from continuing operations	(76,714)	(338,485)	(1,208,436)	(1,705,692)
Non operating income (expense)
Interest and financing costs	(39,462)	(1,458,779)	(126,831)	(2,238,793)
Interest income	11,579	20,869	35,094	20,869
Other, net	(35,136)	(30,565)	(89,856)	(73,434)
Non operating expense, net	(63,019)	(1,468,475)	(181,593)	(2,291,358)
Loss from continuing operations	(139,733)	(1,806,960)	(1,390,029)	(3,997,050)
Discontinued operations
Loss on disposal of discontinued operations	—	—	—	(63,000)
Loss from discontinued operations	—	(85)	—	(85)
	—	(85)	—	(63,085)
Net loss	(139,733)	(1,807,045)	(1,390,029)	(4,060,135)
10% Convertible Preferred dividends	(244,464)	(136,936)	(644,560)	(136,936)
10% Convertible Preferred beneficial conversion feature	—	(9,748,127)	—	(9,748,127)
Net loss available to Common shareholders	$(384,197)	$(11,692,108)	$(2,034,589)	$(13,945,198)

Loss from continuing operations per share – basic and diluted	$—	$(0.04)	$(0.03)	(0.11)
Loss from discontinued operations per share – basic and diluted	—	—	—	—
Net loss per Common share - 10% Preferred dividend	(0.01)	—	(0.01)	—
Net loss per Common Share - Preferred Stock beneficial conversion feature	—	(0.24)	—	(0.26)
Net loss attributable to Common shareholders per share – basic and diluted	$(0.01)	$(0.28)	$(0.04)	$(0.37)

Weighted average shares outstanding - basic and diluted	46,869,240	41,169,130	46,269,996	37,817,010

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended June 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$4,976,891
Compensation expense associated with stock options	—	—	—	—	97,396	—	97,396
Common stock issued upon option exercise	—	—	131,148	1,312	21,666	—	22,978
Value of warrants issued for services rendered	—	—	—	—	424,549	—	424,549
Sale of 10% Convertible Preferred stock, net of fees	274	274	—	—	2,646,005	—	2,646,279
Common stock issued upon Preferred stock conversion	(60)	(60)	1,492,295	14,923	(14,863)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	548,234	5,483	357,342	(362,825)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(281,733)	(281,733)
Net loss for the nine months ended June 30, 2013	—	—	—	—	—	(1,390,029)	(1,390,029)
Balance, June 30, 2013	973	$973	47,091,857	$470,919	$66,444,401	$(60,419,962)	$6,496,331

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,390,029)	$(4,060,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss and inventory valuation allowance	—	7,622
Loss on disposal of discontinued operations	—	63,000
Shares issued for services rendered	424,549	143,899
Loss on disposal of property and equipment	682	—
Depreciation expense	189,860	103,454
Amortization of stock issued	—	210,875
Amortization of beneficial conversion feature and warrants	—	934,323
Amortization of deferred financing costs	—	95,515
Amortization of debt incentive conversion	—	582,147
Stock compensation expense	97,396	130,305
Amortization of long term contracts	37,499	37,505
Amortization of purchased technology	37,499	37,505
Amortization of software costs	167,307	22,128
(Increase) decrease in assets:
Accounts receivable	(593,064)	(57,808)
Inventory	(398,323)	(180,821)
Seller's note	—	2,613
Costs in excess of billings	30,411	43,390
Prepaid and other current assets	(126,328)	(86,515)
Other assets	(900)	(4,184)
Increase (decrease) in liabilities:
Accounts payable	(238,275)	(117,678)
Billings in excess of costs	—	(40,899)
Accrued expenses	57,913	330,864
Net cash used in operating activities	(1,703,803)	(1,802,895)
Cash flows from investing activities:
Purchase of property and equipment	(824,499)	(16,202)
Software development costs	(1,407,377)	(924,538)
Net cash used in investing activities	(2,231,876)	(940,740)
Cash flows from financing activities:
Proceeds from notes payable	179,945	380,219
Proceeds from convertible notes payable	—	1,185,000
Proceeds from notes payable, related party	—	155,000
Repayment of notes payable	(619,250)	(880,225)
Repayment of notes payable, related party	—	(51,638)
Proceeds from sale of 10% convertible preferred stock, net of fees	2,646,279	7,437,039
Proceeds from exercise of stock options	22,979	24,270
Payment of cash dividend on 10% Convertible Preferred stock	(281,735)	(25,436)
Net cash provided by financing activities	1,948,218	8,224,229
Net (decrease) increase in cash and cash equivalents	(1,987,461)	5,480,594
Cash and cash equivalents at beginning of year	4,423,485	153,657
Cash and cash equivalents at end of period	$2,436,024	$5,634,251

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2013	2012

Supplemental disclosure of cash flow information:
Interest paid	$130,491	$224,230
Taxes paid	2,248	—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued with debt extensions	—	210,875
Shares issued in converted debt	—	3,713,026
Debt incentive to convert	—	582,147
Beneficial conversion feature	—	325,947
Software development costs included in accounts payable	520,047	—
Inventory transfered to equipment and capitalized software	5,093	—
Warrants issued related to convertible debt	—	122,836
Shares issued for preferred stock dividend	362,825	111,500

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
Recent Developments
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,000 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime has endorsed APG's technology to its 18 member companies and encouraged each member to become an exclusive certified installer and authorized dealer of APG's Vehicular Turbocharged Natural Gas Systems. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to a large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer by December 31, 2013. As of June 30, 2013, all of WheelTime's 18 member companies have agreed to become non-exclusive dealers and installers of our dual fuel technology. The warrant will expire on December 31, 2017.
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
As of June 30, 2013, we had $2,736,024 in cash, cash equivalents and restricted certificates of deposit, and working capital of $1,905,280. As of June 30, 2013, under the terms of our working capital line, we had sufficient collateral to borrow an additional $992,339 above the then outstanding balance. Based on our fiscal 2013 operating budget, cash on hand at June 30, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the second calendar quarter of 2014 without the need to materially modify our operating plan. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation
The consolidated financial statements include the accounts of APGC and our wholly-owned subsidiaries, American Power Group, Inc. and Green Tech Products, Inc. (inactive).
The accompanying interim financial statements at June 30, 2013 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2012 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2013 and the operating results for the interim periods ended June 30, 2013 and 2012 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2013 and September 30, 2012, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend its maturity from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. According to the terms of the Sellers Note, we will not receive payments until we achieve break-even EBITDA and royalty payments to M & R resume. We have estimated that we will receive payments of $199,347 in the next twelve months and have classified this portion of the balance as current. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2013	September 30, 2012
Raw materials	$986,673	$448,212
Work in progress	27,634	—
Finished goods	1,377	15,341
Total inventory	$1,015,684	$463,553

6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and related party license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $75,000 for the three and nine months ending June 30, 2013 and also for the three months and nine months ending June 30, 2012. Accumulated amortization was $391,667 at June 30, 2013 and $316,667 at September 30, 2012.
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
During fiscal 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when the product or enhancement is available for general release to customers. As of June 30, 2013, we have capitalized $3,126,835 of development costs associated with our OUL ($1,708,174) and IUL ($1,418,661) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three and nine months ended June 30, 2013 and 2012 were $68,314 and $167,308 and $18,496 and $22,128, respectively.

Amortization expense associated with other assets during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$501,204	$601,204
2015	50,000	50,000	544,301	644,301
2016	50,000	50,000	544,301	644,301
2017	50,000	50,000	535,797	635,797
2018	50,000	50,000	412,683	512,683
2019 and thereafter	54,166	54,166	378,059	486,391
	$304,166	$304,166	$2,916,345	$3,524,677
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

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the nine months ended June 30, 2013 and 2012, we incurred license fees to M&R of $0 and $120,405.
7. Contracts in Progress
Contracts in progress consist of the following:

	June 30, 2013	September 30, 2012
Costs incurred on uncompleted contracts	$438,706	$419,396
Estimated earnings on contracts in progress	134,380	126,564
	573,086	545,960
Less billings on contracts in progress	542,638	485,101
	$30,448	$60,859

Costs and estimated earnings in excess of billings	$32,256	$62,667
Billings in excess of costs and estimated earnings	1,808	1,808
	$30,448	$60,859
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2013	September 30, 2012	Estimated Useful Lives
Leasehold improvements	$127,087	$—	5 years
Machinery and equipment	1,395,938	719,474	3 -7 years
Less accumulated depreciation	(550,579)	(380,552)
Machinery and equipment, net	972,446	338,922
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
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Nine Months Ended June 30, 2013	Twelve Months Ended September 30, 2012
Warranty accrual at the beginning of the period	$18,306	$27,620
Charged to costs and expenses relating to new sales	93,722	23,814
Costs of product warranty claims	(33,059)	(33,128)
Warranty accrual at the end of period	$78,969	$18,306
10.     Notes Payable/Credit Facilities

Credit Facilities
American Power Group has a $2,250,000 credit facility with Iowa State Bank of which $1,200,000 is considered our working capital line under which we may borrow up to 50% of the value of eligible inventory and 75% of eligible accounts receivable. As of June 30, 2013, we had $1,050,110 outstanding under the credit facility and had sufficient collateral to borrow an additional $992,339 under the terms of our working capital line. In December 2012, Iowa State Bank agreed to extend the maturity of the credit facility to December 31, 2013.
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
On October 12, 2011 an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, this officer and the two other related parties holding notes in the aggregate principal amount of $323,500 agreed to extend the maturity of their notes until April 30, 2014 and a reduction in their interest rate to 8%. These notes have been classified as short term as of June 30, 2013.
Convertible Notes Payable
In October 2010, we commenced a private offering of 10% convertible notes payable and raised $500,000 in gross proceeds. The convertible notes were due 24 months after issuance and are convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the day the notes are issued. In conjunction with the issuance of these notes we recorded deferred financing costs of $29,555, including $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of our Common Stock at exercise prices ranging from $0.45 to $0.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. During the fiscal year ended September 30, 2012, the principal balance of $500,000 and $34,066 of interest were converted into 1,229,228 shares of our Common Stock. Amortization of deferred financing costs was $8,623 and $18,978 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. In addition, the notes contained a beneficial conversion feature of $85,343 at issuance based on the intrinsic value of the shares into which the notes are convertible. The beneficial conversion discount was recorded as paid-in-capital and will be amortized to interest expense over the two-year term of the notes or ratably upon any partial conversion. Amortization of the beneficial conversion feature was $11,854 and $55,036 during the three and nine months ended June 30, 2012, reflecting the amortization of all remaining amounts.
Between April 2011 and July 2011, we issued additional 10% unsecured convertible promissory notes for gross proceeds of $1,725,000. The notes were convertible at $0.59 and during the fiscal year ended September 30, 2012, all notes plus accrued interest of $157,521 were converted into 4,083,604 shares of our Common Stock. In recognition of the agreement of certain investors to convert early, we agreed to reduce the conversion price on $1.6 million of notes from $0.59 to $0.45. We recorded a non-cash incentive conversion expense of $582,147 during the three and nine months ended June 30, 2012 associated with this repricing. In conjunction with this offering, we granted warrants to purchase an aggregate of 877,119 shares of our Common Stock at an exercise price of $0.65 per share. We also incurred deferred financing costs of $51,750 associated with placement agent fees. Amortization of deferred financing costs was $27,250and $42,091 during the three and nine months ended June 30, 2012 reflecting the amortization of all remaining amounts. We recorded a debt discount associated with the issuance of the warrants of $187,011. In addition, the notes contained a beneficial conversion feature of $318,367 at issuance based on the intrinsic value of the shares into which the notes are convertible. The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. The discount generated a $156,000 deferred tax liability which we offset with a corresponding decrease of the valuation allowance by the same amount. Amortization of the debt discount value and beneficial conversion feature was $267,583 and $431,274 for the three and nine months ended June 30, 2012, representing the amortization of all remaining amounts.
In November 2011, we commenced a new private offering of 10% convertible notes payable and received $1,185,000 in gross proceeds. Each note is convertible into shares of Common Stock at a conversion price equal to 85% of the closing bid price of the Common Stock on the day the notes were issued. In addition, each investor received warrants to purchase an aggregate of 775,105 shares of our Common Stock at exercise prices ranging from $0.42 to $.65 per share. In April 2012, as required by the 10% Convertible Preferred Stock investors, all notes plus accrued interest of $30,940 were converted into 2,650,322 shares of our Common Stock (See Note 11). We incurred deferred financing cost of $34,450 associated with placement agent fees. Amortization of deferred financing costs was$29,703 and $34,450 during the three and nine months ended June 30, 2012, reflecting the amortization of all remaining amounts.
We recorded a debt discount associated with the issuance of the warrants of $122,836 and, in addition, the notes contained a beneficial conversion feature of $325,947 at issuance based on the intrinsic value of the shares into which the notes are convertible.

The debt discount value and the beneficial conversion feature were recorded as paid-in-capital and were amortized to interest expense over the two year term of the notes or ratably upon any partial conversion. Amortization of the debt discount value and beneficial conversion feature was $404,606 and $448,783 for the three and nine months ended June 30, 2012, reflecting the amortization of all remaining amounts.
11.     Stockholders’ Equity
Common Stock
During the nine months ended June 30, 2013, holders exercised warrants to purchase an aggregate of 200,000 shares of Common Stock at exercise prices ranging from $0.28 to $0.40 utilizing a cashless exercise feature resulting in the net issuance of 74,706 shares of Common Stock. In addition, other holders, including a former director, exercised warrants to purchase an aggregate of 56,442 shares of Common Stock at exercise prices ranging from $0.32 to $0.62 per share.
During the nine months ended June 30, 2013, approximately 60 shares of 10% Convertible Preferred Stock were converted into 1,492,295 shares of Common Stock. As of June 30, 2013, there were approximately 973 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 24,337,500 shares of Common Stock which had a fair value of approximately $15,089,000 based on the closing price of our Common Stock on June 30, 2013.
During the nine months ended June 30, 2013, certain 10% Convertible Preferred Stock holders agreed to accept 548,234 shares of Common Stock (valued at $362,825) in lieu of cash for quarterly dividend payments due the holders.
Common Stock Reserved
We have reserved Common Stock at June 30, 2013 as follows:

Stock option plans	4,180,000
Other stock options	100,000
Other warrants	30,831,803
Shares issuable upon conversion of preferred stock	24,337,000
59,448,803
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
Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock and one warrant to purchase 25,000 shares of Common Stock. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. During the nine months ended June 30, 2013 we recorded a 10% preferred dividend of $644,560 of which $281,733 was paid in cash. As of the date of issuance, each share of 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The conversion price of the 10% Convertible Preferred Stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition to the conversion right described above, we may require the holders of the 10% Convertible Preferred Stock to convert their shares into shares of Common Stock in the event the volume weighted average price of our Common Stock exceeds certain threshold amounts.
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
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to approximately $2.7 million to buy additional units under the same terms described above. During the nine months ended June 30, 2013, all investors exercised their additional right to purchase approximately 274 units for net proceeds of $2,647,005 after fees.
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
Stock Options
Amortization of stock compensation expense was $29,603 and $97,396 for the three and nine months ended June 30, 2013 and $30,904 and $130,305 for the three and nine months ended June 30, 2012. The unamortized compensation expense at June 30, 2013 was $167,432 and will be amortized over a weighted average remaining life of approximately 2.5 years.
In December 2012, we granted an employee options to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $0.54 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2005 Stock Option Plan, have a ten years term and vest 20% upon date of grant with the balance equally over a term of four years from the date of grant. The fair value of the options at the date of grant in aggregate was $53,580, which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of four years.
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC (See Note 1). In conjunction with this agreement we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share and expiring on December 31, 2017. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer. The fair value of the 100,000 immediately exercisable warrants at the date of grant in aggregate was $31,957 and is included in selling, general and administrative expenses during the nine months ended June 30, 2013. The valuation was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 67% and expected term of five years.
During the nine months ended June 30, 2013, all 18 members agreed to become non-exclusive dealers and installers of our dual fuel technology and as a result, warrants to purchase 900,000 shares vested immediately on the date each member's respective agreement was executed. The fair value of these vested warrants was $392,591, of which $31,915 and $392,591, respectively, is included in selling, general and administrative expenses during the three and and nine months ended June 30, 2013. The valuation was determined on the date the agreements were executed using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1%; expected volatility based on historical trading information of 65% and expected term of approximately five years . The members have until December 31, 2013 to change their dealer status to exclusive for the additional warrants to become exercisable.We will record the value of the remaining warrants at the date in which each increment becomes earned and exercisable.
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

Results of Operations
Three Months ended June 30, 2013 Compared to the Three Months ended June 30, 2012

Net sales from continuing operations for the three months ended June 30, 2013 increased $1,261,877 or 142% to $2,151,454 as compared to net sales of $889,577 for the three months ended June 30, 2012. The increase was attributable to stronger domestic stationary revenues, especially in the area of oil and gas which increased approximately $1,355,000.
Domestic vehicular revenues for the three months ended June 30, 2013 increased approximately $52,000 or 83% resulting from our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date.
During the three months ended June 30, 2013, our gross profit was $1,010,204 or 47% of net sales as compared to $396,338 or 45% of net sales for the three months ended June 30, 2012. The increase was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the three months ended June 30, 2013 increased $352,095 or 48% to $1,086,918 as compared to $734,823 for the three months ended June 30, 2012. The increase was primarily attributable to increased sales and marketing costs of approximately $200,000, including $31,915 of non-cash amortization expense associated with the vested WheelTime member incentive warrants as well as increased wages of approximately $111,000 associated with an increased number of employees.
During the three months ended June 30, 2013, interest and financing expense decreased $1,419,317 or 97% to $39,462 as compared to $1,458,779 for the three months ended June 30, 2012. The decrease was attributable due to the elimination of certain financing costs and reduced borrowings resulting from the conversion of all convertible debentures during the first half of fiscal 2012.
Our net loss for the three months ended June 30, 2013 decreased $1,667,227 or 92% to $139,733 or ($0.00) per basic share as compared to a net loss of $1,807,045 or ($0.28) per basic share for the three months ended June 30, 2012. The calculation of net loss per share available for Common shareholders for the three months ended June 30, 2013 reflects the inclusion of quarterly dividends of $244,464 paid on our 10% Convertible Preferred Stock. The calculation of the net loss per share available for Common shareholders for the three months ended June 30, 2012 reflects a beneficial conversion feature of $9,748,127 associated with the issuance of the 10% Convertible Preferred Stock.
Nine Months ended June 30, 2013 Compared to the Nine Months ended June 30, 2012
Net sales from continuing operations for the nine months ended June 30, 2013 increased $3,020,090 or 163% to $4,878,568 as compared to net sales of $1,858,478 for the nine months ended June 30, 2012. The increase was attributable to stronger domestic stationary revenues, especially in the area of oil and gas which increased approximately $2,736,553, primarily due to orders from three customers. Domestic vehicular revenues for the nine months ended June 30, 2013 increased approximately $563,000 or five times resulting from our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date.
During the nine months ended June 30, 2013, our gross profit was $2,027,107 or 42% of net sales as compared to $500,636 or 27% of net sales for the nine months ended June 30, 2012. The increase was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the nine months ended June 30, 2013 increased $1,029,215 or 47% to $3,235,543 as compared to $2,206,328 for the nine months ended June 30, 2012. The increase was primarily attributable to the inclusion of $424,549 of non-cash amortization expense associated with the vested WheelTime member incentive warrants and to a lesser extent, increased sales and marketing costs of approximately $438,000 as well as increased wages of approximately $216,000 associated with an increased number of employees.
During the nine months ended June 30, 2013, interest and financing expense decreased $2,111,962 or 94% to $126,831 as compared to $2,238,793 for the nine months ended June 30, 2012. The decrease was attributable due to the elimination of certain financing costs and reduced borrowings resulting from the conversion of all convertible debentures during the first half of fiscal 2012.
The loss on disposal of discontinued operations for the nine months ended June 30, 2012 of $63,000 relates to the net results of our molded rubber products operations which were sold in August 2011.
Our net loss for the nine months ended June 30, 2013 decreased $2,670,106 or 66% to $1,390,029 or ($0.03) per basic share as compared to a net loss of $4,060,135 or ($0.37) per basic share for the nine months ended June 30, 2012. The calculation of net loss per share available for Common shareholders for the nine months ended June 30, 2013 reflects the inclusion of quarterly dividends $644,560 paid on our 10% Convertible Preferred Stock. The calculation of the net loss per share available for Common shareholders for the nine months ended June 30, 2012 reflects a beneficial conversion feature of $9,748,127 associated with the issuance of the 10% Convertible Preferred Stock.

Liquidity and Capital Resources

As of June 30, 2013, we had $2,736,024 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,905,280. As of June 30, 2013, under the terms of our working capital line, we had sufficient collateral to borrow an additional $992,339 above the then outstanding balance. Based on our fiscal 2013 operating budget, cash on hand at June 30, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the second calendar quarter of 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Condensed Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2013 and 2012 as they affect our liquidity. During the nine months ended June 30, 2013, net cash used in operating activities was $1,703,803. Our net loss for the nine months ended June 30, 2013 was $1,390,029, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $954,911 of depreciation, amortization, warrants and stock options and was offset by an increase in accounts receivable and inventory of $991,387. During the nine months ended June 30, 2012, net cash used in operating activities was $1,802,895. Our net loss for the nine months ended June 30, 2012 was $4,060,135, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $2,153,757 of depreciation, amortization, stock options and deferred financing costs and an increase of $339,685 in accounts payable and accrued expenses.
Net cash used in investing activities was $2,231,876 for the nine months ended June 30, 2013, reflecting the capitalization of $1,407,377 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $824,499 of property, plant and equipment. Net cash used in investing activities was $940,740 for the nine months ended June 30, 2012, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications of $924,538 and the purchase of property, plant and equipment of $16,202.
Net cash provided by financing activities was $1,948,218 during the nine months ended June 30, 2013, reflecting the proceeds from the sale of approximately $2.7 million, before fees, of additional 10% Convertible Preferred Stock which was offset by the payment of cash dividends on the 10% Convertible Preferred Stock as well as normal debt payments. Net cash provided by financing activities was $8,224,229 during the nine months ended June 30, 2012, reflecting the proceeds of $8,216,000 from the sale of our 10% Convertible Preferred Stock, $1,185,000 of new convertible notes payable plus $155,000 of proceeds from related parties which offset normal debt payments.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We have generally been unaffected by interest rate changes in the nine months ended June 30, 2013 and 2012, because we no longer maintain any floating-rate debt.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.
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
There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors

There have been no other material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and Item 1A of our Quarterly Report on Form 10Q for the period ended March 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2013, we issued 17,442 shares of our unregistered Common Stock to certain third parties as a result of warrants and options that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2013, we issued 125,000 shares of Common Stock upon conversions of 5 shares of our 10% Convertible Preferred Stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.
During the three months ended June 30, 2012, we issued 111,298 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividend. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

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
Dated: August 13, 2013