Form 10-K
period 2013-09-30
AMERICAN POWER GROUP Corp
filed 2013-12-23
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ❑  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ❑  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. 10-K. ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2013, the last business day of the registrant's most recent completed second quarter, was approximately $30,423,656.

As of December 18, 2013, there were 48,380,316 shares of the registrant’s Common Stock outstanding.

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
Recent Developments
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,500 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime endorsed American Power Group's dual fuel conversion technology to its 18 member companies and encouraged each member to become a certified installer and authorized dealer of American Power Group's Vehicular Turbocharged Natural Gas Systems. As of September 30, 2013, all of WheelTime's 18 member companies have agreed to become non-exclusive dealers and installers of our dual fuel technology. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to a large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime a warrant to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer by December 31, 2013. As of December 18, 2013, no member has chosen to become exclusive. The warrant will expire on December 31, 2017.
During fiscal 2013, we were notified by the Environmental Protection Agency ("EPA") of an additional 360 approvals for various outside useful life ("OUL") vehicular engine families. As of September 30, 2013, we had an industry-leading 449 OUL vehicular engine family approvals. See "Business-Government Regulation", below).
In March 2013, we introduced the nation’s first natural gas dual fuel glider kit. The term glider kit refers to a truck that is built from the “ground up” with a new frame, cab, electrical system and front axle but utilizing two of the following three rebuilt components: (1) engine, (2) transmission, or (3) rear axle. As a result, the initial purchase price is typically 25% lower than a new diesel truck and maintenance costs are typically 70% less compared to new truck. In August 2013 we received an $800,000 order from Ervin Equipment of which approximately 70% is for anticipated glider conversions.
In December 2013, Iowa State Bank extended the maturity of our $2,250,000 credit facility from December 31, 2013 to April 1, 2015, increased our borrowing limit to $2.5 million and expanded our collateral base to include certain fixed assets which will provide more working capital availability under the credit facility.
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
Our proprietary technology seamlessly displaces up to 75% of normal diesel fuel consumption with various forms of natural gas with the average displacement ranging from 40% to 65%. The energized fuel balance between the two fuels is maintained with a patented control system ensuring the engines operate to Original Equipment Manufacturers' (OEM) specified temperatures and pressures with no loss of horsepower. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

·	Reduce fuel and operating costs by 15% to 35%;

·	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

·	Enhance the engine's operating life, since natural gas is a cleaner burning fuel source.
 Primary end market applications include both primary and back-up diesel generators as well as heavy-duty vehicular diesel engines.
Manufacturing/Processing
Our dual fuel conversion enhancement system is configured by our internal engineering staff based on customer engine specifications and then modeled through Computational Fluid Dynamics Analysis to scientifically determine the optimum mixture of diesel and natural gas prior to final installation. All components, including several proprietary patented components, are purchased from external sources and currently assembled into installation kits at our Algona, Iowa location and then delivered on site for installation. All installations are managed by an American Power Group lead team or certified installers that completes final testing and commissioning of the diesel engines.
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
Customers
Our dual fuel technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines. The stationary market includes primary and backup diesel power generators for oil & gas drilling rigs, shale gas recovery pumps, hospitals, cold storage warehouses, data management centers, government and manufacturing facility applications. Vehicular applications include corporate and private route fleets, long haul logistics fleets, refuse haulers, public transit and government vehicles.
The EPA estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. Today our primary vehicular market is the Class 8 Heavy Duty vehicles operating in the U.S. which is estimated to be 3.5 million vehicles. We believe the number of available international stationary and vehicular diesel engines is significantly higher than the U.S. market.
Sales and Marketing
Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) North American stationary, (2) North American vehicular and (3) international. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, non-exclusive dealer/installer agreements with the 18 WheelTime members, sales representatives, and in-country international distributors, which in most instances are large, well-known companies. We currently have two domestic exclusive dealers/certified installers, and exclusive distributors in four countries that market and distribute our products. We are continuously seeking additional international distribution partners to expand our distribution network.
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

•	Non-Invasive retrofits - are solutions, similar to ours, where no major changes to the existing diesel engine are required.
Our solution uses software to manage the introduction of natural gas under negative pressure to the engine's turbo charger, thus eliminating the need for costly and maintenance-prone fuel injectors and therefore making our solution more cost effective than others. In addition, we believe that our solution has a more universal design than others and therefore is applicable to a wider range of engine models and sizes than our competitor's solutions currently are. Today, our primary focus is on upgrading the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.
Government Regulation
Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing body is the EPA, which is responsible for monitoring and enforcing emissions standards and safety issues. All domestic dual fuel conversion systems are subject to the rules of the EPA, with the primary requirement being the addition of our dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine's original emission profile.
All vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA emission and safety guidelines. Because our vehicular dual fuel system has not been previously EPA certified as a new system, due to the unique nature of our dual fuel technology and the fact our primary initial target market is older, out-of-warranty diesel vehicles, we had to demonstrate to the EPA that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization.
In April 2011, the EPA announced it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. The new regulations introduced new flexibilities for all clean alternative fuel converters and expand compliance options for certain categories of conversions building upon the concept that it is appropriate to treat conversions differently based on the age of the vehicle or engine being converted. Previously, EPA regulations required vehicle and engine conversion systems to be installed after receiving a certificate of conformity which provided a regulatory exemption from potential tampering charges. Under the new regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: 1) new or relatively new; 2) intermediate age (“IUL”), or 3) outside useful life (“OUL”). All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. Our initial focus has been on obtaining approval for vehicle families within the OUL category, as the testing requirements are less stringent than those for IUL category.
In fiscal 2012, we obtained 89 EPA approvals for various OUL vehicular engine families. During fiscal 2013 we were notified by the EPA of an additional 360 EPA approvals for various OUL vehicular engine families. As of September 30, 2013, we had an industry leading 449 OUL vehicular engine family approvals covering what we believe are six of the top seven OUL engine families on the road in the U.S. In addition, during fiscal 2013, we initiated testing efforts for obtaining IUL approval on several select engine families.
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

Employees
As of September 30, 2013, we had 20 full time employees and no part-time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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

Risks Related to our Business
Our dual fuel conversion business has lost money in the last five consecutive fiscal years and we may need additional working capital if we do not obtain sustained profitability. If additional capital is not received, it may force us to adjust operations accordingly.
Since the July 2009 acquisition of American Power Group's dual fuel conversion operations, we have invested over $13 million to enhance our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group's dual fuel conversion technology and establish broader market presence worldwide. Despite these efforts and increasing quarterly revenue, American Power Group's business has incurred significant operating losses and experienced negative cash flow from operations.
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
Substantial expenditures have been required and may be required in the future to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution in the United States. In addition, we may need additional capital to continue operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to generate such operating revenues or obtain such capital, if needed, would have an adverse impact on our financial position, our results of operations and our ability to continue as a going concern. We may also seek funding for the manufacturing and marketing of our products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us if at all. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock and/or Preferred Stock.
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

We rely on significant customers and relationships, the loss of one or more of which could adversely affect our operating results, financial condition and business prospects.
During the fiscal years ended September 30, 2013 and 2012, approximately 80% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 20% was derived from our dual fuel vehicular applications. Three oil and gas stationary customers accounted for 34%, 21% and 12%, respectively, of our consolidated net sales in the fiscal year ended September 30, 2013, and one of those customers accounted for 54% of our consolidated net sales in the fiscal year ended September 30, 2012. The loss of that customer could, at least on a short-term basis, have a material adverse effect on our operating results, financial condition and business prospects. Revenue in fiscal 2013 from the other two customers related to specific one-time conversions of multiple oil and gas high pressure fracturing engines as the result of new engine family approvals received during fiscal 2013. Therefore, we do not expect to receive significant recurring revenue from these two customers. Our operating plans assume significant growth in North American vehicular revenues, based in part on our relationship with WheelTime and its 18 members companies. The loss of our relationship with WheelTime and its members could, at least on a short-term basis, have a material adverse effect on our operating results, financial condition and business prospects.
We are exposed to risks related to technological obsolescence and competition.
We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, we will encounter competition from many sources, including other well-established and larger dominant original equipment providers such as CAT, Cummings, Detroit Diesel, Volvo and Mercedes as well as several other companies who offer dual fuel conversion solutions on both an invasive as well as non-invasive basis. Many of these competitors have substantially greater financial resources as well as substantially greater experience in conducting testing, manufacturing and marketing of products than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services. In addition, our competitors might succeed in developing or purchasing technologies and products that are more effective than those that we are developing or that would render our technology and products obsolete or noncompetitive. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines.
We may not be able to protect our intellectual property rights adequately.
Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a single licensed patent, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we gain increasing market share, the possibility of intellectual property rights claims against our licensed dual fuel technology could grow. Although the licensor is responsible for defending all claims against the licensed dual fuel technology, it may not have the resources to defend such claims adequately. Such claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. No assurance can be given that, if challenged, our licensed patent or any other patents we may obtain will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.
Although our dual fuel technology is licensed from a related party, M&R Development, Inc., if we should default on the payment of royalties or other material terms of that license, the license can be terminated. Such termination would have a material adverse effect on our business and on our results of operations.
In addition, many of our distribution agreements require us to indemnify the distributor for third-party intellectual property infringement claims and may require that we pay the damages if there were an adverse ruling in any such claims and the licensor was unable to adequately indemnify us. If litigation is successfully brought by a third party against us and/or our licensor in respect of intellectual property, we may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, we or the licensor may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.
There is uncertainty relating to our ability to enforce our rights under the content partner agreements.
Several of our exclusive distribution agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement and under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.   In addition, some of the exclusive distribution agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of certain foreign jurisdictions.  If a dispute were to arise under an exclusive distribution agreement and the related arbitration provision was not effective, then we would be exposed to the additional costs of resolving the dispute through traditional legal avenues rather than through an arbitration process.
The creditworthiness of our distributors maybe an ongoing concern.
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
An important element of our strategy for the marketing and release of our products is to enter into various arrangements with distribution and installation entities such as our relationships with WheelTime and its member companies.  The success and commercialization of our dual fuel products will be dependent, in part, upon our ability to enter into additional similar arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can be no assurance that any such arrangements will be available on terms acceptable to us, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market.
We assemble our dual fuel installation kits in-house after receiving components from outside vendors. The assembled kits are then installed by independent certified installers. Therefore, we may be dependent on contract manufacturers for the production of certain critical components for products as well as their installation.  In the event that we are unable to obtain or retain the necessary components and services on acceptable terms, we may not be able to continue to commercialize and market our products as planned.   There can be no assurance that we will be able to obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, enter into arrangements for the manufacture of our products with manufacturers whose facilities and procedures comply with our requirements. There can be no assurance that such manufacturers will be able to adequately supply us with our product needs.  Our dependence upon others for the manufacture of certain critical components may adversely affect our ability to develop and deliver products on a timely and competitive basis.
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
Our success depends largely on the skills, experience and performance of our senior management. Our senior management consists of only two officers, our President/Chief Executive Officer, who has held that position for seven years, and our Chief

Financial Officer, who has held that position for fifteen years. The loss of either member of our senior management could have a material adverse effect on our business. We maintain a key man insurance policy only on our President/Chief Executive Officer. In addition, in the event that either our President or Chief Financial Officer is terminated by us without cause, the officer will be entitled to receive severance payments equal to twelve months' salary and certain benefits. In the event we are required to make these severance payments to our officers, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.
In addition, to increase revenues, we will be required to hire additional sales and marketing officers and to develop a larger and more effective sales force. There can be no assurance that we will be able to hire, motivate and retain skilled marketing and sales personnel.
Seasonal factors may affect our quarterly operating results.
Seasonality may cause our total revenues to fluctuate. We may experience some seasonality in the winter months for the oil & gas industry and in the Hurricane Belt located in the Southeastern U.S., where critical care installations are usually not scheduled during the July-October time frame.
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
A part of our business strategy may be based on future acquisitions or significant investments in businesses that offer complementary products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions we may complete may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses, at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.
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
Our Common Stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our Common Stock may be highly volatile. Additionally, the market price of our Common Stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

•	we are traded on the OTC Market's Group's OTCQB;

•	changes in market valuations of similar companies;

•	announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of senior management and other key personnel;

•	deviations in our results of operations from the estimates of securities analysts; and

•	future issuances of our Common Stock or other securities.
We have options, warrants and Convertible Preferred Stock currently outstanding. Their exercise and/or conversion will cause dilution to existing and new shareholders.
As of September 30, 2013, we had options and warrants outstanding to purchase 34,201,803 additional shares of Common Stock. These reserved shares relate to the following: 4,180,000 shares for issuance upon exercise of awards granted under our 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 30,021,803 shares for issuance upon exercise of other stock options and stock purchase warrants. In addition, at that date ,we had Convertible Preferred Stock which is convertible into 23,544,990 shares of Common Stock
The exercise of these options and warrants and the conversion of the Convertible Preferred Stock will cause additional shares of Common Stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2013, approximately 45 million shares of our common stock were eligible for sale in the public market exclusive of the options, warrants and Convertible Preferred Stock noted above.
Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other shareholders to influence corporate matters.
Our directors, executive officers and other principal stockholders owned approximately 33 percent of our outstanding Common Stock on an as-converted basis as of September 30, 2013. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.
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

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. On October 1, 2011, we executed a two year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. On May 1, 2012, we executed a new three year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate.
We believe that these facilities are suitable for our current and anticipated requirements.

Item 3.    Legal Proceedings
From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceeds that we believe are material.

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

	Common Stock
	High	Low
Fiscal Year 2012
Quarter Ended December 31, 2011	$0.79	$0.48
Quarter Ended March 31, 2012	0.84	0.45
Quarter Ended June 30, 2012	0.78	0.58
Quarter Ended September 30, 2012	0.85	0.47

Fiscal Year 2013
Quarter Ended December 31, 2012	$0.66	$0.49
Quarter Ended March 31, 2013	0.78	0.64
Quarter Ended June 30, 2013	0.70	0.53
Quarter Ended September 30, 2013	0.85	0.56
On December 18, 2013 the closing price of our Common Stock was $0.78 per share.
As of September 30, 2013, we estimate the approximate number of stockholders of record of our common stock to be 1,600. This number excludes individual stockholders holding stock under nominee security position listings.
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

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal Year 2013 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2013 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	4,172,000	$.37	1,495,000
Equity compensation plans not approved by stockholders (2)	8,000	$.81	-
	4,180,000		1,495,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e., our 2005 Plan).

(2)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plan that has not been approved by shareholders (our 1996 Non-Employee Director Plan).

Item 6.	Selected Financial Data
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
Fiscal Year ended September 30, 2013 Compared to Fiscal Year ended September 30, 2012
Net sales from continuing operations for the fiscal year ended September 30, 2013 increased $4,383,242 or 166% to $7,017,122 as compared to net sales of $2,633,880 for the fiscal year ended September 30, 2012. The increase was attributable to stronger North American stationary revenues which accounted for approximately 74% of overall revenue, especially in the area of oil and gas conversion revenue which increased approximately $3.4 million. This increase was primarily due to orders from three customers which accounted for approximately 67% of overall revenue as well as numerous follow-on orders from existing customers. North American vehicular revenues for the fiscal year ended September 30, 2013 increased approximately $816,000 or approximately 300% to approximately $1.1 million as a result of our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date.
During the fiscal year ended September 30, 2013, our gross profit was $2,726,127 or 39% of net sales as compared to a gross profit of $698,113 or 27% for the fiscal year ended September 30, 2012. The increase is attributable to higher revenue and lower manufacturing overhead costs during the fiscal year ended September 30, 2013. The gross profit for the fiscal year ended September 30, 2013 also included approximately $350,000 of costs associated with our successful effort to complete the necessary EPA emissions testing procedures required to legally sell our dual fuel for an additional popular engine family used in the drilling and horizontal fracturing industry. Approximately $1.5 million of our oil and gas revenue increase was attributable to our ability to sell into this new engine family.
Selling, general and administrative expenses for the fiscal year ended September 30, 2013 increased $1,670,029 or 57% to $4,597,311 as compared to $2,927,282 for the fiscal year ended September 30, 2012. The increase was primarily attributable to increased sales and marketing costs of approximately $610,000, the inclusion of $424,549 of non-cash amortization expense associated with the vested WheelTime member incentive warrants and to a lesser extent, increased wages of approximately $389,000 associated with an increased number of employees and commissions.
During the fiscal year ended September 30, 2013, interest and financing expense decreased $1,453,213 to $158,839 as compared to $1,612,052 for the fiscal year ended September 30, 2012. The decrease was primarily attributable to decreased borrowings and the absence of accelerated amortization of debt discounts and financing costs of approximately $1.25 million incurred in fiscal year September 30, 2012. In addition, we recorded a non-cash incentive conversion expense of $582,143 during the fiscal year ended September 30, 2012 associated with the repricing of certain convertible debentures.
Our loss from continuing operations decreased $2,387,324 to $2,109,841 for the fiscal year ended September 30, 2013 as compared to a loss of $4,497,165 for the fiscal year ended September 30, 2012.
The gain from discontinued operations for the fiscal year ended September 30, 2013 of $66,922 relates to a refund of prior amounts paid and the loss on disposal of discontinued operations for the fiscal year ended September 30, 2012 of $63,085 relates to our former molded rubber products operations which were sold in August 2011.
Our net loss for the fiscal year ended September 30, 2013 was $2,042,919 or $(0.04) per basic share as compared to a net loss of $4,560,250 or ( $0.11) per basic share for the fiscal year ended September 30, 2012. The calculation of net loss per share attributable to Common stockholders of $(0.06) for the fiscal year ended September 30, 2013 reflects the inclusion of $883,370 of 10% Convertible Preferred Stock dividends paid. The loss per share attributable to Common stockholders of $14,666,827 or $(0.37) for the fiscal year ended September 30, 2012, reflects the inclusion of $358,460 of 10% Convertible Preferred Stock dividends paid and a beneficial conversion feature of $9,748,127 associated with the issuance of the 10% Convertible Preferred Stock on April 30, 2012.
Liquidity and Capital Resources
As of September 30, 2013, we had $1,984,169 in cash, cash equivalents and restricted certificates of deposit and working capital of $2,113,825. As of September 30, 2013, under the terms of our working capital line as extended in December 2013, we had sufficient collateral to borrow an additional $992,339 above the then outstanding balance. Based on our fiscal 2014 operating budget, cash on hand at September 30, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Our Consolidated Statements of Cash Flows reflect events for the fiscal year ended September 30, 2013 and 2012 as they affect our liquidity. During the fiscal year ended September 30, 2013, net cash used by operations was $1,797,928. Our net loss for the fiscal year ended September 30, 2013 was $2,042,919 with our cash flow being positively impacted by the following non-cash expenses and changes to our working capital: $794,800 of depreciation, stock compensation expense and amortization. During the fiscal year ended September 30, 2012, net cash used in operating activities was $2,216,086. Our net loss for the fiscal year ended September 30, 2012 was $4,560,250 while our cash flow was positively impacted by the following additional non-cash expenses: $2,282,314 of depreciation, amortization, stock compensation expense and deferred financing costs.
Net cash used in investing activities was $2,948,900 and $1,451,497, for fiscal years ending September 30, 2013 and September 30, 2012, respectively, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications.
Net cash provided by financing activities was $2,007,512 for the fiscal year ended September 30, 2013 reflecting the net proceeds of $2,646,279 from the sale of our 10% Convertible Preferred Stock. Net cash provided by financing activities was

$7,937,411 during the fiscal year ended September 30, 2012, reflecting the proceeds of approximately $7,410,343 from the sale of our 10% Convertible Preferred Stock, $1,185,000 of new convertible debentures and $436,000 of notes payable proceeds.
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
Off-Balance Sheet Arrangements
We lease our Iowa facilities under a non-cancelable short term operating lease which are described in Note 7 to our Consolidated Financial Statements.
Environmental Liability
There are no known material environmental violations or assessments.

Critical Accounting Policies
Revenue Recognition
Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. All components are purchased from external sources including several proprietary patented components which are configured by our internal engineering staff to a customer's specific diesel engine family. The components are assembled into installation kits by us and then delivered on site for installation. All installations are managed by American Power Group led team or certified third party installer.
Overall, our services and dual fuel conversion equipment for both vehicular and stationary are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured, and delivery occurs as directed by our customer. Service revenue, including engineering services, is recognized when the services are rendered and collectability is reasonably assured.
Percentage of Completion. Revenue from certain long-term, integrated project management contracts to provide and install our dual fuel conversion equipment for stationary power generation is reported on the percentage-of-completion method of accounting. Progress is generally based upon costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions become known. At the time a loss on a contract becomes know, the entire amount of the estimated loss is accrued.
Multiple-Element Arrangements. We also enter into Multiple-Element Arrangements to sell our dual fuel conversion equipment with engineering and installation services in both the stationary and vehicular applications. We recognize the revenue associated with the dual fuel conversion equipment when title and risk passes to our customer and recognize the service revenue when the service is complete using parameters specified in the first paragraph of this Revenue Recognition Policy.
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

ASU 2012-04, Technical Corrections and Improvements
This ASU makes certain incremental improvements to U.S. generally accepted accounting principles (GAAP) including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal years beginning after December 15, 2012. We are currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. We are currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)

This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following:
•    The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
•        Any additional amount the reporting entity expects to pay on behalf of its co-obligors

The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the prospective effects, if any, of adopting this guidance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.        Financial Statements and Supplementary Data
For information required with respect to this Item 8, see “Consolidated Financial Statements” on pages 31 through 56 of this report.

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
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2013 and concluded that it is effective.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Maurice E. Needham	73	Chairman of the Board of Directors
Lyle Jensen	62	Chief Executive Officer; President; Director
Charles E. Coppa	50	Chief Financial Officer; Treasurer; Secretary
Lew F. Boyd	68	Director
Neil Braverman	74	Director
Jamie Weston	48	Director
Raymond L.M. Wong	60	Director
Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The holders of the Common Stock have the right to elect three members of the Board of Directors and the holders of the Common Stock and the 10% Convertible Preferred Stock, voting together as a single class, have the right to elect the balance of the total number of directors. The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation. Messrs. Weston and Wong and former director Dr. Faliks have agreed to forgo their quarterly retainers.
On January 10, 2013, Kevin Tierney, Sr., resigned from the Board of Directors in anticipation of the requirement set forth in the Company’s Restated Certificate of Incorporation, as amended, that the number of directors elected by the holders of our Common Stock, voting as a separate class, be reduced from four to three effective on and after March 31, 2013. Mr. Tierney’s resignation was not due to any disagreement known to the Company’s executive officers with respect to any matter relating to the Company’s operations, policies or practices.
On October 30, 2013, Raymond L. M. Wong, Managing Director of Spring Mountain Capital, LP, joined the Company’s Board of Directors replacing Dr. Faliks as one of Spring Mountain’s two Board of Director designees as well as replacing Dr. Faliks on the Audit Committee.
We have established an Audit Committee consisting of Mr. Weston (Chair) and Mr. Wong, and a Compensation Committee consisting of Messrs. Boyd (Chair), Needham,Weston and Braverman. Our Board of Directors has determined that Mr. Weston is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.
MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He previously served as a Director of Comtel Holdings, an electronics contract manufacturer since April 1999. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. We believe that Mr. Needham's extensive business, operational and management experience, including his over eighteen years with our company give him the qualifications and skills to serve as a director and member of the Compensation Committee.
LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly nine year tenure with our company.
CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company. From 1985 to 1990 Mr. Coppa was as an auditor with Grant Thornton where he obtained his CPA designation. The Board of Directors believes Mr. Coppa has the necessary qualifications and skills to serve as Chief Financial Officer based on his financial and management expertise he has cultivated during his nearly seventeen year tenure with the company.
LEW F. BOYD has been a Director since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology. The Board of Directors believes that Mr. Boyd's extensive business and executive recruitment experience, including his over seventeen years with our company, give him the qualifications and skills to serve as a director and Chairman of the Compensation Committee.
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
RAYMOND L.M. WONG has been a Director since October 2013. Since 2007, Mr. Wong has been a Managing Director of Spring Mountain Capital’s private equity group. Mr. Wong was previously a senior Managing Director in the Investment Banking Division of Merrill Lynch & Co., Inc. While at Merrill Lynch, Mr. Wong served on the Investment Banking Operating Committee and as Chairman of the Corporate Finance Committee. During his 25 years at Merrill Lynch, he had responsibility for the corporate finance relationships for many of the firm's largest corporate clients. Before joining Spring Mountain Capital, Mr. Wong was the Managing Member of DeFee Lee Pond Capital LLC, a financial advisory and investment firm. Mr. Wong serves on the board of directors of several companies, including Alleghany Corporation and Merrill Lynch Ventures, LLC. Mr. Wong received his M.B.A. with honors from Harvard Business School and graduated summa cum laude from Yale College with a B.A. in Political Science.The Board of Directors believes that Mr. Wong's extensive business and financial experience give him the qualifications and skills to serve as a director.
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
To the best of management's knowledge, based solely on review of the copies of such reports furnished to us during and with respect to our most recent fiscal year, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers and directors have been complied with the following exceptions:

Dr. Kahn filed a Form 5 on October 16, 2012 with respect to the exercise of an option granted by the Company to purchase 69,000 shares of Common Stock on June 1, 2012.

Mr. Galvin filed a Form 5 on October 16, 2012 with respect to the exercise of an option granted by the Company to purchase 10,000 shares of Common Stock on June 1, 2012.

Mr. Braverman filed an amendment on December 31, 2012 to the Form 3 originally filed on May 10, 2012, to disclose the beneficial ownership of 875,000 shares of Common Stock issuable upon conversion of 10% Convertible Preferred Stock and 875,000 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock which Associated Private Equity, LLC (“Associated”) had the right to acquire pursuant to an additional investment right granted in connection with the Company’s private placement on April 30, 2012. Mr. Braverman filed a Form 4 on March 27, 2013 to disclose a change in the form of beneficial ownership of such shares of Common Stock in connection with the exercise of the additional investment right by Associated on March 19, 2013. Mr. Braverman is a member of Associated and, pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities reported herein that may be deemed to be beneficially owned by Associated. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein.

On April 11, 2013, Spring Mountain Capital, LLC (“Spring Mountain”) and several of its affiliates filed a Form 4 to report (i) the receipt on March 31, 2013 of an aggregate of 97,277 shares of Common Stock as a payment-in-kind dividend on 366.66 shares of 10% Convertible Preferred Stock owned by Spring Mountain and such affiliates on the dividend payment date, and (ii) a change in the form of beneficial ownership of an aggregate of 2,166,666 shares of Common Stock issuable upon conversion of 10% Convertible Preferred Stock and an aggregate of 2,166,666 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock which Spring Mountain and such affiliates acquired in connection with the exercise on March 28, 2013 of additional investment rights granted in connection with the Company’s private placement on April 30, 2012.

On April 11, 2013, Dr. Faliks and Mr. Weston each filed a Form 4 to report (i) the beneficial ownership of 18,332 shares of Common Stock issued on March 31, 2013 as a payment-in-kind dividend on 65.33 shares of 10% Convertible Preferred Stock owned by SMC Employees Partnership (“SMC EP”), an affiliate of Spring Mountain, on the dividend payment date, and (ii) a change in the form of beneficial ownership of 408,333 shares of Common Stock issuable upon conversion of 10% Convertible Preferred Stock and 408,333 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock which SMC EP acquired in connection with the exercise on March 28, 2013 of an additional investment right granted in connection with the Company’s private placement on April 30, 2012.

On July 16, 2013, Spring Mountain and several of its affiliates filed a Form 4 to report the receipt on July 10, 2013 of an aggregate of 50,821shares of Common Stock as a payment-in-kind dividend on 133.33 shares of 10% Convertible Preferred Stock owned by Spring Mountain and such affiliates on the dividend payment date.

On July 16, 2013, Dr. Faliks and Mr. Weston each filed a Form 4 to report the beneficial ownership of 24,902 shares of Common Stock issued on July 10, 2013 as a payment-in-kind dividend on 65.33 shares of 10% Convertible Preferred Stock owned by SMC EP on the dividend payment date.

On October 4, 2013, Spring Mountain and several of its affiliates filed a Form 4 to report the receipt on October 1, 2013 of an aggregate of 44,649 shares of Common Stock as a payment-in-kind dividend on 133.33 shares of 10% Convertible Preferred Stock owned by Spring Mountain and such affiliates on the dividend payment date.

On October 4, 2013, Dr. Faliks and Mr. Weston each filed a Form 4 to report the beneficial ownership of 21,883 shares of Common Stock issued on October 1, 2013 as a payment-in-kind dividend paid on 65.33 shares of 10% Convertible Preferred Stock owned by SMC EP on the dividend payment date.

At the time of the transactions reported above, Dr. Faliks and Mr. Weston were each partners in SMC EP and pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, they may each be deemed to be the beneficial owner of any securities reported herein that are beneficially owned by SMC EP. Dr. Faliks and Mr. Weston each disclaim beneficial ownership with respect to any shares of Common Stock except to the extent of his respective pecuniary interest therein.

On August 20, 2013, the Allen Kahn MD Revocable Trust dated January 15, 1996 (the “Trust”) and its trustee, Marc J. Chalfen, filed a Form 3 to report the acquisition of 5,031,250 shares of Common Stock by the Trust on November 28, 2012, upon the death of Dr. Kahn. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Chalfen may be deemed to be the beneficial owner of any securities reported herein that may be deemed to be beneficially owned by the Trust. Mr. Chalfen disclaims beneficial ownership of the shares of Common Stock owned by the Trust.

Code of Ethics
We adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of ethics on our corporate website, www.americanpowergroupinc.com.

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2013 and 2012, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2013 and 2012.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation(3)	Total
Lyle Jensen, Chief Executive Officer	2013	$262,500	$—	$—	$25,882	$288,382
	2012	250,000	—	9,000	25,679	284,679

Charles Coppa, Chief Financial Officer	2013	$170,000	$—	$—	$22,095	$192,095
	2012	161,500	—	9,000	25,544	196,044
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

(2)	During fiscal year 2012, Messrs. Jensen and Coppa were each granted options to purchase 50,000 shares of Common Stock which vested immediately on the date of grant and have a ten-year term.

(3)	Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances.
Employment Agreements
Mr. Jensen has a five-year employment agreement pursuant to which he receives a base salary to $262,500 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen's employment agreement provides for cash incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-K for such fiscal year or (y) $150,000 and stock options based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our revenue, as follows:

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

Mr. Jensen did not receive any incentive compensation during fiscal years 2013 or 2012.
Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary to $170,000 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa's employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa did not receive any incentive compensation during fiscal years 2013 or 2012
Outstanding Equity Awards
The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2013:

Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable Unexercisable		Exercise Price Per Share	Option Expiration Date
Lyle Jensen	April 24, 2004 (1)	2,000	—	$1.10	April 24, 2014
	June 15, 2005 (1)	2,000	—	$0.51	June 15, 2015
	April 12, 2006 (2)	500,000	—	$0.28	April 12, 2016
	December 18, 2006 (2)	100,000	—	$0.35	December 18, 2016
	December 29, 2006 (3)	25,000	—	$0.36	December 29, 2016
	February 8, 2008 (3)	100,000	—	$0.34	February 8, 2018
	September 30, 2008 (3)	100,000	—	$0.33	September 30, 2018
	November 17, 2008 (2)	80,000	20,000	$0.33	November 17, 2018
	June 8, 2009 (3)	100,000	—	$0.22	June 8, 2019
	June 27, 2011 (3)	15,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

Charles Coppa	June 6, 2006 (2)	137,000	—	$0.36	June 6, 2016
	September 28, 2007 (2)	45,000	—	$0.35	September 28, 2017
	November 18, 2008 (2)	80,000	20,000	$0.35	November 18, 2018
	June 8, 2009 (2)	160,000	40,000	$0.22	June 8, 2019
	March 4, 2010 (2)	60,000	40,000	$0.36	March 4, 2020
	December 16, 2010 (3)	25,000	—	$0.45	December 16, 2020
	June 27, 2011 (3)	50,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

(1)	These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

(2)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(3)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.
Director Compensation
The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2013:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards	All Other Compensation(2)	Total
Maurice Needham	$—	$—	$112,117	$112,117
Lew Boyd	20,000	—		20,000
Kevin Tierney, Sr	5,000	—		5,000
Neil Braverman	20,000	—	—	20,000
Aviel Faliks	—	—		—
Jamie Weston	—	—		—

(1)
All non-employee directors receive a quarterly board fee of $5,000 per quarter with the exception of Messrs. Faliks and Weston who have agreed to forgo their quarterly retainers. Mr. Tierney resigned from the Board on December 8, 2012.

(2)	During fiscal year 2013, we paid Mr. Needham $112,117 relating to salary ($92,000), health and life insurance ($11,117) and auto allowance ($9,000).
As of September 30, 2013, each Director who is not a named executive officer for the fiscal year ended September 30, 2013 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maury Needham	850,000
Lew Boyd	344,000
Neil Braverman	50,000
Aviel Faliks	—
Jamie Weston	—
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
During the year ended September 30, 2013, 200,000 options were granted under the 2005 Plan at an exercise price ranging from $.54. As of September 30, 2013, there were 4,172,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.80.
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
As of September 30, 2013 and 2012, options to purchase 8,000 are outstanding and exercisable at prices ranging from $0.51 to $1.10.
Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2013 and 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2013:

•	by each of our directors and executive officers;

•	by all of our directors and executive officers as a group; and

•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.
Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2013, 48,375,316 shares of our common stock were issued and outstanding.
Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Maurice E. Needham (3)	2,158,339	4.39%
Lyle Jensen (4)	1,829,022	3.70%
Charles E. Coppa (5)	1,225,595	2.50%
Lew F. Boyd (6)	690,178	1.42%
Neil Braverman (7)	6,725,356	12.21%
Jamie Weston (8) (10)	3,389,054	6.55%
Dr. Aviel Faliks (9) (10)	3,389,054	6.55%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
SMC Reserve Fund II (11)	10,913,536	18.48%
SMC Select Co-Investment Fund I (12)	6,916,438	12.57%
Associated Private Equity (13)	6,690,352	12.15%
Allen Kahn MD Revocable Trust (14)	4,427,502	9.15%
Ronald H. Muhlenkamp (15)	4,841,125	9.13%
Next View Capital (16)	4,856,666	9.12%
SMC Employee Partnership (17)	3,389,054	6.56%
SMC Reserve Fund II Offshore (18)	2,728,383	5.35%

_____________________________

(1)	Except as noted, each person's address is care of American Power Group Corporation, Building A, Lynnfield, MA 01940.

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

(3)	Includes 770,000 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.

(4)	Includes 1,094,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(5)	Includes 627,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(6)	Includes 324,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(7)
Mr. Braverman is a member of Associated Private Equity, LLC, a Delaware limited liability company (“Associated”), an entity that beneficially owns 6,690,352 shares of Common Stock which includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by Associated, 3,333,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by Associated and 23,686 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman's address is 4454 Wayside Drive, Naples, FL 34119.

(8)
Mr. Weston is a partner of SMC EP, an entity that beneficially owns 3,389,054 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 122,388 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Weston may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Mr. Weston disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Weston's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(9)
Dr. Faliks is a partner of SMC Employees Partnership, a New York limited partnership (“SMC EP”), an entity that beneficially owns 3,389,054 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 122,388 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Dr. Faliks may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Dr. Faliks disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Dr. Faliks' address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(10)
The shares held by SMC EP and considered to be beneficially owned by both Dr. Faliks and Mr. Weston are included once for purposes of calculating the total shares beneficially owned by all officers and directors as a group.

(11)
Includes 10,913,536 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 5,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 5,333,333 shares of Common Stock issuable upon exercise of warrants and 246,870 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(12)
Includes 6,916,438 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 249,772 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(13)
Includes 6,691,535 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 23,686 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 4454 Wayside Drive, Naples, Florida 34119.

(14) Dr. Kahn resigned from the Board of Directors on April 30, 2012 and passed away in November 2012 at which time the shares were transfered to his trust. The trust's address is Marc J. Chalfen, Esq. Successor Trustee of the Allen Kahn, MD Revocable Trust c/o Kelly Olson Michod Dehaan & Richter, LLC, 333 West Wacker Dr. , Suite 2000 Chicago, IL 60606-1288.

(15)
Includes 4,841,125 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,333,333 shares of Common Stock issuable upon exercise of warrants and 174,459 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 725 Three Degree Road, Butler, Pennsylvania 16002.

(16)
Includes 4,856,666 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,753,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock and 2,753,333 shares of Common Stock issuable upon exercise of warrants. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is c/o JAN Management 600 N. Central Ave, Suite 365,Highland Park, IL 60035.

(17)
Includes 3,389,054 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,633,333 shares of Common Stock issuable upon exercise of warrants and 122,388 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(18)
Includes 2,728,383 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon exercise of warrants and 61,717 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans
For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2013, see Note 8 (“Stockholders' Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation - Employment Agreements", above, and “Certain Relationships and Related Transactions and Director Independence”, below.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
On November 18, 2008, we entered into a month-to-month consulting agreement at a rate of $7,500 per month with a company owned by Mr. Boyd, who also serves as the Chairman of our Compensation committee. The consulting firm provided assistance in the areas of due diligence support as well as market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine. During the fiscal years ended September 30, 2013 and 2012 we paid $22,937 and $97,978, respectively relating to this contract. The agreement was terminated in December 2012. In addition, during the fiscal year ended September 30, 2013, we paid the firm an additional $8,138 for support services on an "as needed" basis relating to certain employee searches.
On June 17, 2009 we entered into an Exclusive Patent License Agreement between our company and M & R Development Inc., (“M&R”) which is currently co-owned by one of our American Power Group employees. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R's patented dual fuel alternative energy technology.
On April 27, 2012, we entered into amendment to the patent license agreement. The amendment amends the royalty provisions in the license to modify the calculation of the royalty payments and to amend the timing of the royalty payments. Under the provisions of this amendment, effective April 1, 2012 the monthly royalty amount due to M&R will be the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the fiscal years ended September 30, 2013 and 2012 we incurred license fees to M&R of $0 and $120,404, respectively. M&R also agreed to waive any prior defaults under the license. In addition, we amended the amended and restated promissory note dated December 1, 2009 to extend the maturity of the note until February 15, 2015 and to defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest.
In conjunction with the July 2009 acquisition we acquired a promissory note from the previous owners of M&R, payable to American Power Group Corporation, in the principal amount of $800,000. Per our agreement, 25% of any royalties due from time to time to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar 2012. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. During the fiscal years ended September 30, 2013 and 2012 we applied $0 and $31,923 of license fees due against accrued interest due under the note. As of September 30, 2013, accrued interest due under the note was $63,022.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R. On October 1, 2011, we executed a new two year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. On May 1, 2012, we executed a new three year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate. For the fiscal years ended September 30, 2013 and 2012, total related party rental expense in connection with non-cancellable real estate leases amounted to $142,297 and $143,248, respectively.
On October 12, 2011 Mr. Jensen loaned us $150,000 pursuant to the terms of a 10% promissory note due April 30, 2014.
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
Independence of the Board of Directors
 The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and has determined that, each of Messrs. Needham, Boyd, Braverman,Weston and Faliks qualified as “independent" as of September 30, 2013.
The Board of Directors has determined that each of Messrs. Needham, Boyd, Braverman,Weston and Faliks were independent as of September 30, 2013 as defined under the NYSE Alternext US Rules, including, in the case of members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act.

Item 14.     Principal Accounting Fees and Services
The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2013 and 2012.
In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2013 and 2012. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.
         Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2013 and 2012 and (2) the review of the financial statements included in our company's Form 10-Q filings for fiscal years 2013 and 2012 were $129,911 and $147,715, respectively.

          Audit-Related Fees. There were no audit-related fees billed in fiscal years 2013 and 2012 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements. Services rendered in this category may consist of financial accounting and reporting consultations and assurance services on specific transactions.
          Tax Fees. The aggregate fees billed in fiscal years 2013 and 2012 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $24,050 and $22,500, respectively.
          All Other Fees. There were no other fees billed during fiscal years 2013 and 2012 by SDKAS.
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
During fiscal years 2013 and 2012, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 29.
(b)     The following exhibits are filed with this report:

Exhibit No.		Description
2.1 (1)	—	Asset Purchase Agreement dated as of June 13, 2011, between Green Tech Products, Inc. and Irish Knight Holdings, L.L.C.
2.2 (2)	—	Promissory Note dated August 1, 2011, issued by Irish Knight Holdings, L.L.C.
2.3 (2) †	—	Indemnification Agreement dated August 1, 2011, between GreenMan Technologies, Inc. and Timothy Mahoney
2.4 (3)	—	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
2.5 (4)	—
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

3.1 (7)	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 (6)	—	By-laws of GreenMan Technologies, Inc.
4.1 (8)	—	Specimen certificate for Common Stock of GreenMan Technologies, Inc.
10.1 (9)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (10)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.3 (11)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.4 (12)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.5 (11)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.6 (13)	—	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.
10.7 (8)	—	1993 Stock Option Plan*
10.8 (14)	—	2005 Stock Option Plan, as amended*
10.9 (8)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.10 (15)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.11 (16)		Amendment No. 1, dated February 28, 2006, to Lease Agreement dated April 2, 2001, between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.
10.12 (17)	—	Commercial Loan Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.13 (17)	—	Asset Based Financing Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.14 (17)	—	Promissory Note dated as of November 9, 2010, issued by American Power Group, Inc. in favor of Iowa State Bank
10.15 (17)	—	Commercial Security Agreement dated as of November 9, 2010, between American Power Group, Inc. and Iowa State Bank
10.16 (17)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.17 (17)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.18 (18)	—	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10.19 (18)	—	Change in Terms Agreement, dated as of December 19, 2011, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.20 (19)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank

10.21 (20)	—	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,000,000 line of credit
10.22 (20)	—	Change in Terms Agreement, dated April 3, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $250,000 promissory note
10.23 (5)	—	Business Loan Agreement, dated as of April 25, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,250,000 line of credit
10.24 (5)	—	Promissory dated as of April 25, 2012, issued by American Power Group, Inc. in favor of Iowa State Bank
10.25 (21)		Change in Terms Agreement, dated December 12, 2012, between American Power Group, Inc. and Iowa State Bank with regard to a $2,250,000 line of credit
10.26 **	—	Business Loan Agreement, dated December 19, 2013, between American Power Group, Inc. and Iowa State Bank with regard to a $2,500,000 line of credit
10.27**		Promissory Note dated as of December 19, 2013, issued by American Power Group, Inc. in favor of Iowa State Bank
10.28 (22)	—	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.29 (22)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.30 (23)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.31 (19)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.32 (5)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.33 (22)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.34 (22)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.35 (23)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.36 (19)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.37 (5)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.38 (23)	—	Subscription Agreement dated February 11, 2011, between Lew Boyd and GreenMan Technologies, Inc.
10.39 (23)	—	Unsecured Promissory Note dated as of February 11, 2011, issued by GreenMan Technologies, Inc. in favor of Lew Boyd
10.40 (19)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Lew Boyd, with respect to an unsecured promissory note
10.41 (19)	—	Promissory Note dated October 12, 2011 between American Power Group, Inc. and Lyle Jensen
10.42 (19)	—	Extension Agreement dated November 27, 2011 between American Power Group, Inc. and Lyle Jensen
10.43 (5)	—	Amendment No. 1 dated April 27, 2012, to Promissory Note dated as of October 12, 2011, issued by GreenMan Technologies, Inc. in favor of Lyle Jensen
10.44 (24)	—	Form of Subscription Agreement between GreenMan Technologies, Inc. and certain investors, with respect to convertible promissory notes and warrants issued in April 2011
10.45 (2)	—	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in April 2011

10.46 (24)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.47 (24)	—	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.48 (19)	—	Form of Convertible Promissory Note issued by GreenMan Technologies, Inc. in November 2011
10.49 (19)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in November 2011
10.50 (19)	—	Form of Registration Rights Agreement between GreenMan Technologies, Inc. and the purchasers of certain convertible promissory note and warrants
10.51 (25)	—	Securities Purchase Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.52 (5)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement, dated April 30, 2012
10.53 (5)	—	Form of Additional Investment Right, dated April 30, 2012
10.54 (25)	—	Registration Rights Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.55 (25)	—	Voting Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.56 (25)	—	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
10.57 (26)	—	National Distributor and Master Marketing Agreement between American Power Group, Inc. and WheelTime Network LLC, dated as of November 27, 2012
10.58 (26)	—	Common Stock Purchase Warrant issued to WheelTime Network LLC, dated November 27, 2012
10.59 (27)	—	Lease - Business Property dated May 1, 2012, between M & R Development, Inc. and American Power Group, Inc.
21.1**	—	List of All Subsidiaries
31.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.1***	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS****	—	XBRL Instance Document
101.SCH****	—	XBRL Taxonomy Extension Schema Document
101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF****	—	XBRL Taxonomy Extension Definition Document

________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 13, 2011 and filed June 15, 2011, and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated July 29, 2011 and filed August 4, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 30, 2011 and filed July 7, 2011, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 25, 2011 and filed May 2, 2012, and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-K for the Fiscal Year Ended September 30, 2011 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended June 30, 2012 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(17)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.

(18)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated December 19, 2011 and filed December 23, 2011, and incorporated herein by reference.

(19)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2011 and incorporated herein by reference.

(20)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 3, 2012 and filed April 5, 2012, and incorporated herein by reference.

(21)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated December 12, 2012 and filed December 17, 2012, and incorporated herein by reference.

(22)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(23)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(24)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter ended March 31, 2011.

(25)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.’s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(26)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated November 27, 2012 and filed November 30, 2012, and incorporated herein by reference.

(27)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and incorporated herein by reference.

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***
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

****
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

American Power Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Power Group Corporation
Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Group Corporation and subsidiaries as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
December 23, 2013

American Power Group Corporation
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,684,169	$4,423,485
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $120,393 and $162,887 as of September 30, 2013 and September 30, 2012	1,612,280	432,078
Inventory	908,059	463,553
Costs in excess of billings	—	62,667
Seller’s note, related party, current portion	—	164,038
Prepaid expenses	150,816	120,405
Other current assets	48,472	87,702
Assets related to discontinued operations	66,922	—
Total current assets	4,770,718	6,053,928
Property, plant and equipment, net	929,821	338,922
Other assets:
Seller’s note, related party, non-current	797,387	633,349
Long term contracts, net	291,667	341,666
Purchased technology, net	291,667	341,666
Software development costs, net	3,180,804	1,309,601
Other	134,469	70,567
Total other assets	4,695,994	2,696,849
	$10,396,533	$9,089,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,086,347	$763,515
Accrued expenses	914,023	604,406
Billings in excess of cost	7,533	1,808
Notes payable, current	106,972	90,484
Notes payable, related parties, current	473,500	—
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,656,893	1,528,731
Notes payable, net of current portion	1,490,160	1,605,037
Notes payable, related parties, net of current portion	—	473,500
Obligations due under lease settlement, net of current portion	505,540	505,540
Total liabilities	4,652,593	4,112,808

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 942 shares and 759 shares issued and outstanding at September 30, 2013 and 2012	942	759
Common stock, $.01 par value, 150 million shares authorized, 48,375,316 shares and 44,920,180 issued and outstanding at September 30, 2013 and 2012	483,753	449,201
Additional paid-in capital	66,570,909	62,912,306
Accumulated deficit	(61,311,664)	(58,385,375)
Total stockholders’ equity	5,743,940	4,976,891
	$10,396,533	$9,089,699

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Operations

	Years Ended September 30,
	2013	2012
Net sales	$7,017,122	$2,633,880
Cost of sales	4,290,995	1,935,767
Gross profit	2,726,127	698,113
Operating expenses
Selling, general and administrative	4,597,311	2,927,282
Operating loss from continuing operations	(1,871,184)	(2,229,169)
Non operating (expense) income
Interest and financing costs	(158,839)	(1,612,052)
Loss on induced conversion incentive	—	(582,143)
Interest income	46,688	53,977
Other, net	(126,506)	(127,778)
Non operating expense, net	(238,657)	(2,267,996)
Loss from continuing operations	(2,109,841)	(4,497,165)
Discontinued operations
Income (loss) from discontinued operations, net of taxes	66,922	(63,085)
	66,922	(63,085)
Net loss	(2,042,919)	(4,560,250)
10% Convertible Preferred stock dividends	(883,370)	(358,460)
10% Convertible Preferred stock beneficial conversion feature	—	(9,748,127)
Net loss available to common stockholders	$(2,926,289)	$(14,666,837)

Loss from continuing operations per share – basic and diluted	$(0.04)	$(0.11)
Income from discontinued operations per share – basic and diluted	—	—
Net loss per Common share - 10% Preferred Stock dividend	(0.02)	(0.01)
Net loss per Common share - Preferred Stock beneficial conversion feature	—	(0.25)
Net loss attributable to Common stockholders - basic and diluted	$(0.06)	$(0.37)

Weighted average Common shares outstanding - basic and diluted	46,480,848	39,352,340

 See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2013 and 2012

	10% Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Common Shares Held As
	Shares	Amount	Shares	Amount	Capital	Deficit	Collateral	Total
Balance, October 1, 2011	—	—	36,173,033	$361,730	$40,297,853	$(43,718,538)	$(20,000)	$(3,078,955)
Compensation expense associated with stock options	—	—	—	—	169,418	—	—	169,418
Common stock issued upon option exercise	—	—	115,856	1,158	29,697	—	—	30,855
Common stock issued with promissory notes	—	—	421,750	4,218	206,658	—	—	210,876
Common stock issued for services rendered	—	—	288,757	2,888	141,011	—	—	143,899
Common stock issued upon convertible debt exercise	—	—	7,510,151	75,101	3,338,655	—	—	3,413,756
Common stock issued for convertible debt interest	—	—	454,734	4,547	294,723	—	—	299,270
Beneficial conversion discount on convertible notes payable	—	—	—	—	325,949	—	—	325,949
Induced conversion incentive on convertible notes payable	—	—	—	—	582,143	—	—	582,143
Value of warrants issued for financing	—	—	—	—	122,834	—	—	122,834
Sale of 10% Convertible Preferred stock unit:
Sale of 10% Convertible Preferred stock, net of fees	822	$822	—	—	3,823,397	—	—	3,824,219
Value of warrants issued with 10% Convertible Preferred stock	—	—			2,219,758			2,219,758
Value of additional investment right issued with 10% Convertible Preferred stock	—	—	—	—	1,366,369	—	—	1,366,369
10% Convertible Preferred stock beneficial conversion feature	—	—	—	—	9,748,127	(9,748,127)	—	—
Common Stock issued upon Preferred Stock conversion	(63)	(63)	1,557,705	15,577	(15,514)	—	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	398,194	3,982	261,228	(265,210)	—	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(93,250)	—	(93,250)
Return of collateral shares	—	—	(2,000,000)	(20,000)	—	—	20,000	—
Net loss for fiscal year ended September 30, 2012	—	—	—	—	—	(4,560,250)	—	(4,560,250)
Balance, September 30, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$—	$4,976,891
Compensation expense associated with stock options	—	—	—	—	127,000	—	—	127,000
Common stock issued upon option exercise			507,275	5,073	24,405			29,478
Common stock issued for services rendered					441,422			441,422
Sale of 10% Convertible Preferred stock, net of fees	274	274			2,646,005			2,646,279
Common Stock issued upon Preferred Stock conversion	(91)	(91)	2,283,960	22,840	(22,749)			—
Common stock issued for 10% Convertible Preferred stock dividend			663,901	6,639	442,520	(449,159)		—
10% Convertible Preferred stock dividend paid in cash						(434,211)		(434,211)
Net loss for fiscal year ended September 30, 2013						(2,042,919)		(2,042,919)
Balance, September 30, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$—	$5,743,940

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,042,919)	$(4,560,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation allowance	44,073	—
Loss on disposal of property, plant, and equipment	680	7,622
(Gain) loss on discontinued operations	(66,922)	63,085
Warrants and shares issued for services rendered	441,422	143,899
Amortization of stock issued with debt	—	210,876
Amortization of beneficial conversion feature and warrants	—	934,327
Amortization of debt incentive conversion	—	582,143
Depreciation expense	268,418	135,710
Amortization of deferred financing costs	25,685	105,941
Stock compensation expense	127,000	169,418
Provision for bad debts	120,393	162,887
Amortization of software development costs	273,700	43,182
Amortization of long term contracts	49,999	50,006
Amortization of purchased technology	49,999	50,006
(Increase) decrease in assets:
Accounts receivable	(1,300,595)	(223,390)
Inventory	(488,579)	(115,374)
Costs in excess of billings	62,667	81,103
Prepaid and other current assets	118,779	169,945
Other assets	(63,902)	30,138
(Decrease) increase in liabilities:
Accounts payable	322,832	(205,909)
Billings in excess of costs	5,725	(40,899)
Accrued expenses	253,617	(10,552)
Net cash used in operating activities	(1,797,928)	(2,216,086)
Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	400	—
Purchase of property and equipment	(860,397)	(98,714)
Software development costs	(2,088,903)	(1,352,783)
Net cash used in investing activities	(2,948,900)	(1,451,497)
Cash flows from financing activities:
Proceeds from convertible notes payable	—	1,185,000
Proceeds from notes payable	467,250	280,000
Proceeds from notes payable, related party	—	156,000
Repayment of notes payable, related party	—	(52,638)
Repayment of notes payable	(667,534)	(936,678)
Proceeds from exercise of stock options	29,478	30,855
Deferred financing costs	(33,750)	(44,834)
Proceeds from Seller's note	—	2,613
Payment of cash dividend on 10% convertible preferred stock	(434,211)	(93,250)
Net proceeds on issuance of 10% convertible preferred stock	2,646,279	7,410,343
Net cash provided by financing activities	2,007,512	7,937,411
Net (decrease) increase in cash and cash equivalents	(2,739,316)	4,269,828
Cash and cash equivalents at beginning of year	4,423,485	153,657
Cash and cash equivalents at end of year	$1,684,169	$4,423,485

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2013	2012

Supplemental disclosure of cash flow information:
Interest paid	$151,030	$237,500

Supplemental disclosure of non-cash financing activities:
Shares issued and returned as additional collateral	$—	$(20,000)
Shares issued with debt extensions	—	210,875
Shares issued for converted debt	—	3,713,026
Beneficial conversion feature attributable to convertible debt	—	325,949
Software development costs included in accounts payable and accrued expenses	56,000	—
Insurance premiums financed with short-term debt	101,895	100,219
Warrants issued	—	122,834
Dividends paid on preferred stock through issuance of common stock	449,159	265,210
Beneficial conversion feature attributable to 10% convertible preferred stock	—	9,748,127

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies
Effective August 1, 2012, GreenMan Technologies, Inc. (the “Company”) changed its name to American Power Group Corporation ("APG"). In connection with the corporate name change, the Company’s stock trading symbol on the OTCQB has changed from “GMTI” to “APGI”.
APG (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.
Recent Developments
In November 2012, we signed a National Distributor and Master Marketing Agreement with WheelTime Network LLC, a truck service network with 18 member companies providing installation and warranty support through nearly 200 service centers, 2,800 service bays, 3,500 factory-trained technicians and 30 training facilities located across the United States and Canada. Under the agreement, WheelTime endorsed American Power Group's dual fuel conversion technology to its 18 member companies and encouraged each member to become a certified installer and authorized dealer of American Power Group's Vehicular Turbocharged Natural Gas Systems. As of September 30, 2013, all of WheelTime's 18 member companies have agreed to become non-exclusive dealers and installers of our dual fuel technology. We believe that this relationship provides us the opportunity to accelerate the national rollout of our vehicular dual fuel through access to a large national network of qualified diesel engine personnel as well as testing/installation equipment.
In addition, we issued WheelTime warrants to purchase 1,540,000 shares of our Common Stock at an exercise price of $.55 per share. The warrant is immediately exercisable with respect to 100,000 shares of Common Stock with the remaining shares becoming exercisable in increments of 50,000 shares upon the execution of a certified installer agreement and a dealer agreement by each of the 18 members during the first year after the original issue date of the Warrant. An additional 30,000 warrants become exercisable for each member that agrees to become an exclusive dealer by December 31, 2013. As of December 18, 2013, no member has chosen to become exclusive. The warrant will expire on December 31, 2017.
During fiscal 2013, we were notified by the Environmental Protection Agency ("EPA") of an additional 360 approvals for various Outside Useful Life ("OUL") vehicular engine families. As of September 30, 2013, we had an industry leading 449 OUL vehicular engine family approvals.
In March 2013, we introduced the nation’s first natural gas dual fuel glider kit. The term glider kit refers to a truck that is built from the “ground up” with a new frame, cab, electrical system and front axle but utilizing two of the following three rebuilt components: (1) engine, (2) transmission, or (3) rear axle. As a result, the initial purchase price is typically 25% lower than a new diesel truck and maintenance costs are typically 70% less compared to new truck.
In December 2013, Iowa State Bank agreed to extend the maturity of our $2,250,000 credit facility from December 31, 2013 to April 1, 2015, increase our borrowing limit to $2.5 million and expand our collateral base to include certain fixed assets which will provide more working capital availability under the credit facility.
Nature of Operations, Risks, and Uncertainties
Our patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

•	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);

•	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or

•	100% diesel.
Our proprietary technology seamlessly displaces up to 75% (average displacement ranges from 40% to 65%) of the normal diesel fuel consumption with various forms of natural gas. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 15% to 35%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.
As of September 30, 2013, we had $1,984,169 in cash, cash equivalents and restricted certificates of deposit and working capital of $2,113,825. Based on our fiscal 2014 operating budget, cash on hand at September 30, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of property and equipment, other intangible assets, the valuation reserve on deferred taxes, the value of our lease settlement obligation, the value of equity instruments issued and percentage of completion on contracts. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2013.
Cash Equivalents
Cash equivalents include short-term investments with original maturities of three months or less.
Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of September 30, 2013 and 2012, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. As of September 30, 2013, we recorded an inventory valuation allowance of $44,073. There was no allowance as of September 30, 2012.

Inventory consists of the following:

	September 30, 2013	September 30, 2012
Raw materials, net of valuation allowance	$895,905	$448,212
Work in progress	11,423	—
Finished goods	731	15,341
Total inventory	$908,059	$463,553
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $171,362 and $40,142 for the fiscal years ended September 30, 2013 and 2012, respectively.
Revenue Recognition
Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service agreements. All components are purchased from external sources including several proprietary patented components which are configured by our internal engineering staff to a customer's specific diesel engine family. The components are assembled into installation kits by us and then delivered on site for installation. All installations are managed by an American Power Group led team or certified third party installer.
Overall, our services and dual fuel conversion equipment for both vehicular and stationary are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured, and delivery occurs as directed by our customer. Service revenue, including engineering services, is recognized when the services are rendered and collectability is reasonably assured.
Percentage of Completion. Revenue from certain long-term, integrated project management contracts to provide and install our dual fuel conversion equipment for stationary power generation is reported on the percentage-of-completion method of accounting. Progress is generally based upon costs incurred to date in relation to the total estimated costs for each contract. Revisions in costs and earnings during the course of the contract are reflected in the accounting period in which facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.
Multiple-Element Arrangements. We also enter into Multiple-Element Arrangements to sell our dual fuel conversion equipment with engineering and installation services in both the stationary and vehicular applications. We recognize the revenue associated with the dual fuel conversion equipment when title and risk passes to our customer and recognize the service revenue when the service is complete using parameters specified in the first paragraph of this Revenue Recognition Policy.
Shipping and Handling Fees and Costs
Shipping and handling fees and costs billed to customers and incurred by the Company are reported on a net basis in cost of sales in the consolidated statements of operations.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2013, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements and has approximately $24,000 of accrued interest and penalties relating to state income taxes associated with an inactive subsidiary. The Company with few exceptions, is no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2010.
Stock-Based Compensation
The Company measures and recognizes compensation cost for all share-based awards based on the grant-date fair value estimated using the Black-Scholes option pricing model. We have estimated for forfeitures in determining expected terms on stock options for calculating expense. Amortization of stock compensation expense was $127,000 and $169,418 for the fiscal years ended September 30, 2013 and 2012, respectively. The unamortized compensation expense at September 30, 2013 was $137,289 and will be amortized over a weighted average remaining amortizable life of approximately 2.4 years.
The fair value of each option grant during the year ended September 30, 2013 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 66% and expected terms of 4 years.
The fair value of each option grant during the year ended September 30, 2012 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 67% and expected terms of 5 years.
Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $99,999 for the fiscal years ended September 30, 2013 and 2012. Accumulated amortization was $416,666 and $316,667 at September 30, 2013 and 2012, respectively.
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

During fiscal year 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when each engine family is available for general release to customers. As of September 30, 2013, we have capitalized $3,497,686 of development costs associated with our Outside Useful Life ("OUL") ($1,801,506) and Inside Useful Life ("IUL") ($1,696,180) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the fiscal years ended September 30, 2013 and 2012, respectively, were $273,700 and $43,182.

Amortization expense associated with related intangibles during the next five years is anticipated to be:

Years ending September 30:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$561,448	$661,448
2015	50,000	50,000	602,613	702,613
2016	50,000	50,000	602,613	702,613
2017	50,000	50,000	581,909	681,909
2018	50,000	50,000	400,976	500,976
2019 and thereafter	41,667	41,667	431,245	514,579
	$291,667	$291,667	$3,180,804	$3,764,138

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

In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we again amended the Exclusive Patent License Agreement to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales (or 6% of net sales when we have paid $15 million in cumulative royalties) or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than zero. During the fiscal years ended September 30, 2013 and 2012, we incurred license fees to M&R of $0 and $120,404, respectively.
Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision on a quarterly basis and we may adjust this provision if necessary. The increase in warranty reserve at September 30, 2013 is attributable to the increase in revenue during fiscal 2013.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2013	September 30, 2012
Warranty accrual at the beginning of the period	$18,306	$27,620
Charged to costs and expenses relating to new sales	146,594	23,814
Costs of product warranty claims	(46,309)	(33,128)
Warranty accrual at the end of period	$118,591	$18,306
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

ASU 2012-04, Technical Corrections and Improvements
This ASU makes certain incremental improvements to U.S. generally accepted accounting principles (GAAP) including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)

This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the following:
•    The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
•        Any additional amount the reporting entity expects to pay on behalf of its co-obligors

The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

Reclassification
Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded by the weighted average number of common shares outstanding during the period. The beneficial conversion feature recorded resulted from the issuance of 10% Convertible Preferred Stock, warrants and an additional investment right with conversion prices less than the fair value of the as-converted common shares. The beneficial conversion feature is the difference between the conversion prices of the 10% Convertible Preferred Stock, warrants and additional investment right and the fair value of the common stock into which they are convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of common shares they are convertible into. The result has no impact on our cash, net loss or total stockholders' equity. However, it does increase the net loss per common share for purposes of presenting net loss per share. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net loss per share is ($.06) and ($0.37) for the years ended September 30, 2013 and 2012, respectively, do not include the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants since their inclusion would be anti-dilutive. The calculation of diluted net loss per share above excludes 34,201,803 and 26,831,223 options and warrants that are outstanding at September 30, 2013 and 2012, respectively, and 23,544,990 and 18,982,500 shares issuable upon conversion of Preferred Stock at September 30, 2013 and 2012, respectively. Due to our operating at a loss, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares.
2.     Discontinued Operations
On August 1, 2011, we completed the sale of substantially all of the assets of of our former recycled products subsidiary, Green Tech Products to Irish Knight Holdings, L.L.C., a company co-owned by two of Green Tech Products’ senior managers. The consideration for the purchase of the assets was (i) the assumption of substantially all of Green Tech Products’ liabilities, which were approximately $1.2 million; (ii) a $50,000 stock inventory credit toward the purchase of products and services from the buyer, which credit may be applied during the first nine months after completion of the sale; and (iii) a promissory note in the principal amount of $100,000, which is payable in increasing monthly installments over a period of 60 months.
In March 2012, Irish Knight Holdings agreed, in consideration of a $25,000 reduction in the stock inventory credit and a $38,000 reduction in the then outstanding balance of the promissory note, to pay us a total of $80,000 by December 31, 2012 in full satisfaction of the inventory credit and note, which they did. As a result, we recorded an additional loss on disposal of discontinued assets of $63,000 during the twelve months ended September 30, 2012.
During September 2013, we were notified we were to receive a refund of previously paid insurance premiums associated with former discontinued operations and as a result recorded income from discontinued operations of $66,922 for the twelve months ended September 30, 2013.
Net gain or loss from our discontinued operations for the twelve months ended September 30 were as follows:

	September 30, 2013	September 30, 2012
Income (loss) from discontinued operations, net of taxes	$66,922	$(63,085)
3.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2013	September 30, 2012	Estimated Useful Lives
Leasehold improvements	$127,087	$—	5 years
Machinery and equipment	1,431,871	719,474	3 – 7 years
Less accumulated depreciation	(629,137)	(380,552)
Machinery and equipment, net	$929,821	$338,922

4. Contracts in Progress
Contracts in progress consist of the following:

	September 30, 2013	September 30, 2012
Costs incurred on uncompleted contracts	$14,572	$419,396
Estimated earnings on contracts in progress	25,387	126,564
	39,959	545,960
Less billings on contracts in progress	47,492	485,101
	$(7,533)	$60,859
Costs and estimated earnings in excess of billings	$—	$62,667
Billings in excess of costs and estimated earnings	7,533	1,808
	$(7,533)	$60,859
5. Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $800,000. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given. Per our agreement, 25% of any royalties due periodically to M&R under a technology license agreement will be applied against outstanding interest and principal due under the terms of the note rather than be paid to M&R. In conjunction with the 10% Convertible Preferred Stock financing, on April 27, 2012, we amended the note to extend the maturity of the note from July 2013 to February 2015 and defer all interest and principal payments due under the note during calendar years 2012 and 2013. Thereafter, the aggregate principal amount due under the note will be paid in eight equal quarterly payments plus interest. Based on the fiscal year 2014 plan, we have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of M & R Development is now an employee of ours.
6.     Notes Payable/Credit Facilities
Credit Facilities
American Power Group has a $2,250,000 credit facility with Iowa State Bank of which $1,200,000 is considered our working capital line under which we may borrow up to 50% of the value of eligible inventory and 75% of eligible accounts receivable. We have collateralized the obligations by: (i) granting to the lender a security interest in a $300,000 certificate of deposit and certain additional collateral and (ii) issuing to the lender, as additional collateral, 2,000,000 shares of our Common Stock. The shares, which could not be sold unless we are in default, were valued at $20,000 at November 9, 2010, representing their par value and are treated as a contra equity amount on the balance sheet at September 30, 2011. In December 2011, the lender agreed to return the 2,000,000 shares in return for our pledge to issue in the future up to 2,000,000 shares in the event of a default. This pledge agreement will be terminated at such time as all obligations under the credit facility have been satisfied and the lender has no further obligations to make advances under the credit facility. During June 2011, Iowa State Bank agreed to advance an additional $250,000 under the credit facility under the condition it was repaid by December 31, 2013 (subsequently extended to April 1, 2015). In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock as additional collateral for this $250,000 advance. At September 30, 2013 and 2012, we had $1,420,110 and $1,560,110 outstanding under the credit facility, respectively.
In December 2013, Iowa State Bank agreed to extend the maturity of our $2,250,000 credit facility from December 31, 2013 to April 1, 2015, increase our borrowing limit to $2.5 million and expand our collateral base to include fixed assets which will provide more working capital availability under the credit facility.

Notes payable consists of the following at:	September 30, 2013	September 30, 2012
Term notes payable, Iowa State Bank, secured by a $300,000 certificate of deposit and 2 million shares of common stock, with a rate of 7% and principal due April 1, 2015	$1,420,110	$1,560,110
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.4% to 7.7% and requiring monthly payments from $305 to $1,162 and with due dates ranging from August 2014 to February 2018	131,203	84,705
Other unsecured term note payable with interest rate at 5.7%, requiring monthly payments of principal and interest with a due date of February 27, 2013	45,819	50,706
	1,597,132	1,695,521
Less current portion	(106,972)	(90,484)
Notes payable, non-current portion	$1,490,160	$1,605,037

The following is a summary of maturities of carrying values of all notes payable at September 30, 2013:

Years Ending September 30:
2014	$106,972
2015	1,452,607
2016	20,217
2017	12,110
2018	5,226
$1,597,132

Note Payable-Related Party- Other
The following is a summary of unsecured notes payable-related party at:

	September 30, 2013	September 30, 2012
Officer and former director 8% promissory notes, due April 30, 2014	$323,500	$323,500
Officer 8% promissory note, due April 30, 2014	150,000	150,000
	$473,500	$473,500
Convertible Notes Payable
Prior to the April 30, 2012 private placement of 10% Convertible Preferred Stock, the Company had entered into three types of private offerings:
1)    October 2010 Offering of 10% convertible notes payable, whereby all notes were due 24 months after issuance and convertible, after six months, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common stock on the day the notes are issued. All notes and accrued interest due were converted into 1,229,228 shares of Common Stock during the fiscal year ended September 30, 2012.
2)     April 2011 Offering of 10% convertible notes payable, whereby all notes were due 24 months after issuance and convertible at anytime, at the option of the holder, into shares of Common Stock at a conversion price equal to the lower of 110% of the volume-weighted average price of our Common Stock on April 22, 2011 or $0.59. In addition, each investor received a warrant to purchase a number of shares of Common Stock which was equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor was convertible, multiplied by 0.3. Each warrant is exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to 120% of the volume-weighted average price of our Common Stock on April 22, 2011.

All notes and accrued interest due were converted into 4,083,604 shares of Common Stock during the fiscal year ended September 30, 2012.
3) November 2011 Offering of 10% convertible notes payable, whereby all notes were due 24 months after issuance and convertible at anytime, at the option of the holder, into shares of Common Stock at a conversion price equal to 85% of the closing price of our Common Stock on the date the note was issued. In addition, each investor received a warrant to purchase a number of shares of Common Stock which was equal to the number of shares of Common Stock into which the principal amount of the note subscribed for by the investor was convertible, multiplied by 0.3. Each warrant is exercisable for a period of five years after the date the investor subscribed for his or her note, at a price equal to 95% of the volume-weighted average price of our Common Stock on the date the note was issued. All notes and accrued interest due were converted into 2,650,322 shares of Common Stock during the fiscal year ended September 30, 2012.
The following table provides detail of convertible debt, including beneficial conversion features, warrants and deferred financing costs recorded through April 30, 2012 as all debt including outstanding interest was converted to Common Stock as of September 30, 2012.

	Gross Proceeds	Interest incurred through 9/30/2012	Shares issued in conversion of debt and interest	Beneficial conversion feature (BCF)	Warrants issued to convert to Common Shares		Warrant value		Loss on induced conversion agreement		Deferred Financing Cost
10% convertible notes (1)	$500,000	$34,066	1,229,228	$85,343	—		$—		$—		$29,555
10% convertible notes (2)	$1,725,000	$157,521	4,083,604	$318,368	877,119		187,011		582,143		51,750
10% convertible notes (3)	$1,185,000	$30,940	2,650,322	$325,949	775,105		122,834		—		34,450
	$3,410,000	$222,527	7,963,154	$729,660	1,652,224	*	$309,845	**	$582,143	***	$115,755	****
*The beneficial conversion discount was recorded as paid-in-capital and was amortized to interest expense over the two-year term of the notes or ratably upon any conversion. Amortization was $658,527 during the fiscal year ended September 2012, reflecting the amortization of all remaining amount during fiscal year 2012.
**Warrants allow the investor to purchase Common Stock at exercise prices ranging from $0.42 to $0.65 per share. We recorded as a debt discount and paid-in-capital for the issuance of warrants and was amortized to interest expense over the two year term of the notes or ratably upon any conversion. Amortization was $275,800 during the fiscal year ended September 30, 2012, reflecting the amortization of all remaining amounts during fiscal year 2012.
***An agreement was reached with certain investors to convert early after the Company agreed to reduce the conversion price of $1.6 million of notes from $0.59 to $0.45. We recorded a non-cash loss on conversion incentive of $582,143 during the fiscal year ended September 30, 2012 associated with this pricing.
****Deferred financing costs included $2,905 associated with the issuance of placement agent warrants to purchase an aggregate of 15,000 shares of Common Stock at exercise prices ranging from $.45 to $.61 per share. The warrants are immediately exercisable and have a term of two years from the date of grant. Amortization was $95,518 during the fiscal year ended September 30, 2012, reflecting the amortization of all remaining amounts during fiscal year 2012.

7.    Commitments and Contingencies
Employment Agreements
We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.
Related Party Consulting Agreement
We had a month-to-month consulting agreement at a rate of $7,500 per month with a company owned by one of our directors who also serves as the Chairman of our Compensation committee. The consulting firm was providing assistance in the areas of due diligence, support as well as market opportunity identification and evaluation, Board of Director candidate identification and evaluation and other services as our Board may determine. The agreement was terminated in December 2012.

Rental Agreements
We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2013 and 2012, total rental expense in connection with this office space lease amounted to $15,000 per year.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. On October 1, 2011, we executed a 2 year lease agreement requiring monthly rental payments of $10,000 on a triple net basis. In conjunction with the 10% Convertible Preferred Stock financing, on May 1, 2012, we executed a new 3 year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. We have the option to renew this lease for an additional two year term at a mutually agreed upon rate.
For the fiscal years ended September 30, 2013 and 2012, total related party rental expense in connection with non-cancellable real estate leases amounted to $142,297 and $143,248, respectively.
The total future minimum rental commitment at September 30, 2013 under the above related party office and warehousing space operating lease is as follows:

Years Ending September 30,
2014	$120,000
2015	70,000
$190,000
Lease Settlement Obligations
We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) three years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. We currently sublease a portion of the property to to an entity which is paying $7,500 per month on a tenant-at-will basis. During fiscal years 2013 and 2012, we had rental income of $122,600 and $141,000, respectively, associated with the Georgia property and rental expense of $242,017 and $260,375, respectively. We are currently working with the tenant towards a goal of leasing the entire facility from the landlord.
The total future minimum rental obligations at September 30, 2013 under the above real estate operating lease is as follows:

Years Ending September 30,
2014	$211,704
2015	211,704
2016	211,704
2017	—
$635,112

8.     Stockholders’ Equity
Authorized Shares
On July 23, 2012, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100 million to 150 million shares.
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
During the twelve months ended September 30, 2013, holders exercised warrants and options to purchase an aggregate of 1,175,000 shares of Common Stock at exercise prices ranging from $0.28 to $0.40 utilizing a cashless exercise feature resulting in the net issuance of 440,833 shares of Common Stock. In addition, a former director exercised warrants to purchase 30,000 shares of Common Stock at an exercise price of $0.32 per share.
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
During the twelve months ended September 30, 2013, approximately 91 shares of 10% Convertible Preferred Stock were converted into 2,283,960 shares of Common Stock. As of September 30, 2013, there were approximately 942 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 23,544,990 shares of Common Stock which had a fair value of approximately $16,010,600 based on the closing price of our Common Stock on September 30, 2013.
During the fiscal year ended September 30, 2012, 62.3 shares of 10% Convertible Preferred Stock were converted into 1,557,705 shares of Common Stock.
During the fiscal years ended September 30, 2013 and 2012, we recorded dividends associated with the 10% Convertible Preferred Stock of $883,370 and $358,460. During the fiscal years ended September 30, 2013 and 2012, we paid cash dividends of $434,211 and $93,250 and issued 663,901 (valued at $449,159) and 398,194 shares of Common Stock (valued at $265,210) in lieu of cash for dividend payments.
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to approximately $2.7 million to buy additional units under the same terms described above. During the nine months ended June 30, 2013, all investors exercised their additional right to purchase approximately 274 units for net proceeds of $2,646,005 after fees.
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
In connection with the private placement, we entered into a registration rights agreement with the holders of the 10% Convertible Preferred Stock. Pursuant to the registration rights agreement, we filed a registration statement with the Securities and Exchange Commission on May 30, 2012, to register for resale certain shares of Common Stock issuable upon the payment of dividends on the 10% Convertible Preferred Stock, the conversion of the 10% Convertible Preferred Stock and upon the exercise of the warrants. On July 25, 2012, our registration statement relating to the potential resale of up to 11,553,282 shares of Common Stock was declared effective.
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
Stock options and activity under the plan is summarized as follows:

	Year Ended		Year Ended
	September 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	22,500	$1.80
Granted	—	—	—	—
Forfeited or expired	—	—	(22,500)	1.80
Exercised	—	—	—	—
Outstanding at end of period	—	—	—	—
Exercisable at end of period	—	—	—	—
Reserved for future grants at end of period	—		—
Aggregate intrinsic value of exercisable options	$—		$—
Weighted average fair value of options granted during the period		$—		$—

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

During fiscal year 2012, we granted options to a director and several employees to purchase an aggregate of 500,000 shares of our Common Stock at exercise prices ranging from $.48 to $.60 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year term with 285,000 options vesting equally over a five-year period from the date of grant and 215,000 options vesting immediately on date of grant. The fair value of the options at the date of grant in aggregate was $117,226 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 67% and expected terms ranging from 2 to 5 years.

During fiscal year 2013, we granted an option to an employee to purchase 200,000 shares of our common stock at an exercise price of $0.54 per share, which represented the closing price of our stock on the date of the grant. The option granted has a ten-year term and vest 40,000 shares on date of grant and the balance equally over a four-year period from the date of grant. The fair value of the option at the date of grant in aggregate was $53,580 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 66% and an expected term of 4 years.

	Year Ended		Year Ended
	September 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,062,000	$.36	3,861,000	$.34
Granted	200,000.54		500,000.49
Forfeited or expired	(20,000)	.32	(182,000)	.36
Exercised	(70,000)	.30	(117,000)	.29
Outstanding at end of period	4,172,000.37		4,062,000.36
Exercisable at end of period	3,406,000.36		3,020,000.36
Reserved for future grants	1,495,000		1,675,000
Aggregate intrinsic value of exercisable options	$1,219,990		$871,090
Aggregate intrinsic value of all options	$1,525,070		$1,115,810
Weighted average fair value of options granted during the period		$.27		$.23
Information pertaining to options outstanding under the plan at September 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .23 - .80	4,172,000	5.5 years	$.37	3,406,000	5.2 years	$.36

The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2013
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,042,000	$.21
Granted	200,000.27
Vested	(476,000)	.19
Non-vested at end of period	766,000.24

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
As of September 30, 2013, options to purchase 8,000 shares of our Common Stock are outstanding and exercisable at prices ranging from $0.51 to $1.10 and had a weighted average exercise price of $.81 per share and a weighted average contractual life of 1.2 years. During the fiscal year ended September 30, 2013, options to purchase 4,000 shares of Common Stock at $1.95 per share expired unexercised.

During the fiscal year ended September 30, 2012, options to purchase 2,000 shares of Common Stock at $.51 per share were exercised and options to purchase 8,000 shares of Common Stock at prices ranging from $1.10 to $1.95 expired unexercised.
Warrants and Other Stock Options
Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended		Year Ended
	September 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	22,742,589	$.50	1,017,118	$.65
Granted	8,456,656.51		21,765,105.50
Forfeited, expired, repurchased	(6,000)	.61	(25,000)	.25
Exercised	(1,171,442)	.49	(14,634)	.45
Outstanding at end of period	30,021,803.51		22,742,589.50
Exercisable at end of period	29,316,803.51		22,692,589.50
Aggregate intrinsic value of exercisable options /warrants	$5,136,121		$3,094,224
Aggregate intrinsic value of all options/warrants	$5,215,021		$3,105,724
Weighted average fair value of options granted during the period		$.49		$.34

	Warrants/Options Outstanding			Warrants/Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40 - $0.65	30,021,803	4 years	$.51	29,316,803	5 years	$.51

Common Stock Reserved
We have reserved common stock at September 30, 2013 as follows:

Stock options reserved for the 2005 Stock Option Plan	4,180,000
Other stock options	100,000
Warrants	29,921,803
Shares issuable upon conversion of preferred stock	23,544,990
57,746,793
Approximately 26.4 million of shares reserved for the warrants relate to the April 2012 Convertible Preferred Stock offering, approximately 1.7 million shares relate to the issuance of prior convertible debentures described in Note 6 and approximately 1.5 million shares relate to warrants issued to the Wheel Time Network.
9.     Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2013 and 2012.

10.    Concentrations

Long-lived Assets, Revenues and Revenue by Geographic Areas:
The Company has one location in the United States, where 100% of the long-lived assets are held.
During the fiscal years ended September 30, 2013 and 2012, approximately 80% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 20% from our dual fuel vehicular applications.

	September 30, 2013	September 30, 2012
Stationary Dual Fuel Systems	$5,613,989	$2,196,943
Vehicular Dual Fuel Systems	1,403,133	436,937
	$7,017,122	$2,633,880

The following table sets forth sales by geographic area:

	September 30, 2013	September 30, 2012
United States	$6,415,145	$2,288,034
Canada	293,318	43,700
Australia	131,112	131,804
Nigeria	126,600	43,700
Other foreign countries	50,947	126,642
	$7,017,122	$2,633,880
Customers:
During the fiscal year ended September 30, 2013, three oil and gas stationary customers accounted for 34%, 21% and 12% of consolidated net sales. One oil and gas stationary customer accounted for 54% of consolidated net sales in 2012. The customer who accounted for 34% and 54% of consolidated net sales in 2013 and 2012, respectively, is one of our stationary Dealer/Certified Installers who focuses specifically on the oil and gas industry opportunities. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business. In addition, we believe the impact of the loss of this individual customer would be mitigated with the signing of additional Dealer/Installer agreements and the anticipated increasing vehicular revenue and vehicular engine family approvals over the coming months.
The other two customers representing 21% and 12% of consolidated net sales in 2013 related to specific one-time conversions of multiple oil and gas high pressure fracturing engines as the result of new engine family approvals received during fiscal 2013. These approvals provide us the ability to now sell into approximately 75% of the most popular engine families in the oil and gas industry therefore providing us the opportunity to expand our customer base beyond these two customers in a market where interest remains strong and there are hundreds of drilling companies located in the U.S. Therefore, we do not believe that the loss of these two customers would have a material adverse effect on our business.
North American vehicular revenues for the fiscal year ended September 30, 2013 increased approximately $816,000 or approximately 300% to approximately $1.1 million as a result of our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date as well as our new WheelTime dealer/installer relationship. All 18 WheelTime members companies entered APG dealer and installer agreements during January through April of 2013 which was followed by APG sales training in May-July. As a result we anticipate increasing revenues going forward as the members are now actively soliciting orders. In the first six months of calendar year 2013, American Power Group's vehicular revenue from WheelTime members was approximately $91,000 compared to WheelTime related revenue in the second half of 2013 through mid-December which is over $900,000. With over 3.5 million Class 8 vehicles on the road in the U.S., our industry leading EPA approvals of 449 and our Wheel Time network of dealers/installers, we believe have the resources necessary to continue to grow our vehicular revenue to mitigate the potential loss of any one individual oil and gas stationary customer.

We are dependent on a third-party firm for providing engineering services relating to our EPA testing and approval activities. At September 30, 2013 and 2012, the supplier accounted for approximately 32% and 48% of the American Power Group, Inc's accounts payable. As of September 30, 2013, we have completed a majority of our EPA testing and approval activities therefore mitigating the potential adverse effect that losing this vendor would have on our EPA approval efforts. We believe that our relationship with this supplier is satisfactory.

11.     Fair Value of Financial Instruments
At September 30, 2013 and 2012, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates. As of September 30, 2013, the fair value of the underlying Common Stock to be issued upon conversion of the 942 shares of the 10% Convertible Preferred Stock is approximately $16,010,000 based upon the intrinsic value of the conversion feature on that date (see Note 8).

12.     Income Taxes
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
The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2013	2012
Net operating loss carry forwards	$11,048,202	$9,862,779
General business credits	282,244	—
Differences in fixed asset basis	(38,181)	(51,483)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	941,227	922,599
Capitalized development costs	(1,135,547)	(472,766)
Other, net	201,643	273,449
	11,314,511	10,549,501
Valuation reserve	(11,314,511)	(10,549,501)
Net deferred tax asset	$—	$—
The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2013	2012
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.8	2.1
Amortization	(0.9)	(0.4)
All others, net	(4.3)	(0.8)
U.S. business credits	6.9	1.2
Convertible debt discount	—	(12.0)
Valuation allowance	(37.5)	(24.1)
Effective Tax Rate	—%	—%

As of September 30, 2013, we had net operating loss carryforwards of approximately $32.5 million. The net operating loss carryforwards expire beginning in 2021 through 2032. In addition, we have Federal tax credit carryforwards of approximately $282,244 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2030 through 2032. These carryforwards maybe subject to limitations under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have been determined to have occurred.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	December 23, 2013
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	December 23, 2013
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	December 23, 2013
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Lew F. Boyd	Director	December 23, 2013
Lew F. Boyd

/s/ Neal Braverman	Director	December 23, 2013
Neal Braverman

/s/Jamie Weston	Director	December 23, 2013
Jamie Weston

/s/ Raymond L. M. Wong	Director	December 23, 2013
Raymond L. M. Wong