Form 10-Q
period 2013-12-31
AMERICAN POWER GROUP Corp
filed 2014-02-13
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

As of February 13, 2014 there were 48,619,342 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,295,996	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $59,750 and $120,393 as of December 31, 2013 and September 30, 2013, respectively	1,443,129	1,612,280
Inventory	918,282	908,059
Prepaid expenses	139,972	150,816
Other current assets	52,113	48,472
Assets related to discontinued operations	—	66,922
Total current assets	4,149,492	4,770,718
Property, plant and equipment, net	952,446	929,821
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	279,167	291,667
Purchased technology, net	279,167	291,667
Software development costs, net	3,221,870	3,180,804
Other	145,524	134,469
Total other assets	4,723,115	4,695,994
	$9,825,053	$10,396,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$770,718	$1,086,347
Accrued expenses	873,750	914,023
Billings in excess of cost	7,533	7,533
Notes payable, current	65,700	106,972
Notes payable, related parties, current	473,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,259,719	2,656,893
Notes payable, non-current	1,594,978	1,490,160
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,360,237	4,652,593

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 942 shares issued and outstanding at December 31, 2013 and September 30, 2013	942	942
Common stock, $.01 par value, 150 million shares authorized, 48,619,342 shares and 48,375,316 issued and outstanding at December 31, 2013 and September 30, 2013	486,193	483,753
Additional paid-in capital	66,697,958	66,570,909
Accumulated deficit	(61,720,277)	(61,311,664)
Total stockholders’ equity	5,464,816	5,743,940
	$9,825,053	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$1,842,521	$874,953
Cost of sales	940,909	574,404
Gross profit	901,612	300,549
Operating expenses:
Selling, general and administrative	991,617	882,882
Operating loss from continuing operations	(90,005)	(582,333)
Non operating income (expense)
Interest and financing costs	(46,107)	(40,591)
Interest income	11,285	12,061
Other, net	(38,747)	(28,923)
Non operating expense, net	(73,569)	(57,453)
Net loss	(163,574)	(639,786)
10% Convertible Preferred dividends	(245,039)	(212,704)
Net loss available to Common stockholders	$(408,613)	$(852,490)

Loss from continuing operations per share – basic and diluted	$(0.00)	$(0.01)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	48,394,610	45,609,928

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Compensation expense associated with stock options	—	—	—	—	24,783	—	24,783
Common stock issued upon warrant exercise	—	—	107,041	1,070	4,130	—	5,200
Common stock issued for 10% Convertible Preferred stock dividend	—	—	136,985	1,370	98,136	(99,506)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(145,533)	(145,533)
Net loss for the three months ended December 31, 2013	—	—	—	—	—	(163,574)	(163,574)
Balance, December 31, 2013	942	$942	48,619,342	$486,193	$66,697,958	$(61,720,277)	$5,464,816

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(163,574)	$(639,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services rendered	—	31,957
Depreciation expense	81,304	49,505
Amortization of deferred financing costs	8,321	—
Stock compensation expense	24,783	38,190
Amortization of software costs	109,488	50,538
Amortization of long term contracts	12,500	12,499
Amortization of purchased technology	12,500	12,499
Decrease (increase) in assets:
Accounts receivable	169,151	(181,120)
Inventory	(10,223)	(294,348)
Costs in excess of billings	—	29,433
Prepaid and other current assets	8,882	(20,974)
Other assets	(11,055)	(899)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(383,362)	286,566
Accrued expenses	(50,273)	34,725
Net cash used in operating activities	(124,636)	(591,215)
Cash flows from investing activities:
Purchase of property and equipment	(83,939)	(415,472)
Software development costs	(102,811)	(467,486)
Net cash used in investing activities	(186,750)	(882,958)
Cash flows from financing activities:
Proceeds from notes payable	115,000	22,050
Repayment of notes payable	(51,454)	(40,889)
Proceeds from sale of 10% convertible preferred stock, net of fees	—	49,000
Proceeds from exercise of stock options	5,200	7,500
Payment of cash dividend on 10% Convertible Preferred stock	(145,533)	(52,785)
Net cash used in financing activities	(76,787)	(15,124)
Net decrease in cash and cash equivalents	(388,173)	(1,489,297)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$1,295,996	$2,934,188

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$41,843	$46,246
Taxes paid	—	6,032

Supplemental disclosure of non-cash financing activities:
Shares issued for preferred stock dividend	99,506	159,920
Software development costs included in accounts payable and accrued expenses	47,743	—
Property and equipment included in accounts payable	19,990	—

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
Recent Developments
In December 2013, Iowa State Bank agreed to extend the maturity of our $2.25 million credit facility from December 31, 2013 to April 1, 2015, increase our borrowing limit to $2.5 million and expand our collateral base to include certain fixed assets which will provide more working capital availability under the credit facility.
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
As of December 31, 2013, we had $1,595,996 cash, cash equivalents and restricted certificates of deposit and working capital of $1,889,773  Based on our fiscal 2014 operating budget, cash on hand at December 31, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation

The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at December 31, 2013 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2013 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2013 and the operating results for the interim periods ended December 31, 2013 and 2012 have been included.

3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2013 and September 30, 2013, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.
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
Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $797,387. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of December 31, 2013. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of December 31, 2013 and September 30, 2013, we recorded an inventory valuation allowance of $44,073, respectively.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2013	September 30, 2013
Raw materials	$897,817	$895,905
Work in progress	19,465	11,423
Finished goods	1,000	731
Total inventory	$918,282	$908,059
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $25,000 for the three months ended December 31, 2013 and 2012, respectively. Accumulated amortization was $441,667 at December 31, 2013 and $416,666 at September 30, 2013.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned and due until such time as our cumulative EBITDA commencing

April 1, 2012 is positive on a cumulative basis. During the three months ended December 31, 2013 and 2012, we incurred $0 royalties to M&R.
A critical component of our dual fuel aftermarket conversion solution is the internally developed software component of our electronic control unit. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and EPA's testing protocol for both our Outside Useful Life ("OUL") and Intermediate Useful Life ("IUL") engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.
As of December 31, 2013, we have capitalized $3,648,242 of software development costs associated with our OUL ($1,801,506) and IUL ($1,846,736) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended December 31, 2013 and 2012 were $109,488 and $50,538, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$577,579	$677,579
2015	50,000	50,000	624,121	724,121
2016	50,000	50,000	624,121	724,121
2017	50,000	50,000	573,644	673,644
2018	50,000	50,000	364,962	464,962
2019 and thereafter	29,167	29,167	457,443	515,777
	$279,167	$279,167	$3,221,870	$3,780,204

7. Contracts in Progress
Contracts in progress consist of the following:

	December 31, 2013	September 30, 2013
Costs incurred on uncompleted contracts	$14,572	$14,572
Estimated earnings on contracts in progress	25,387	25,387
	39,959	39,959
Less billings on contracts in progress	47,492	47,492
	$(7,533)	$(7,533)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	7,533	7,533
	$(7,533)	$(7,533)
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31, 2013	September 30, 2012	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,535,800	1,431,871	3 - 7 years
Less accumulated depreciation	(710,441)	(629,137)
	$952,446	$929,821
9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. The increase in warranty reserve at December 31, 2013 is attributable to the increase in revenue for the quarter ended December 31, 2013.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Quarter Ended December 31, 2013	Year Ended September 30, 2013
Warranty accrual at the beginning of the period	$118,591	$18,306
Charged to costs and expenses relating to new sales	34,467	146,594
Costs of product warranty claims	(2,226)	(46,309)
Warranty accrual at the end of period	$150,832	$118,591
10.     Notes Payable/Credit Facilities
Credit Facilities
We have a $2,500,000 credit facility with Iowa State Bank under which we may borrow up to 50% of the value of eligible inventory, 75% of eligible accounts receivable, 100% of our certificate of deposit and 50% of eligible machinery and equipment. This note is due April 1, 2015 and bears interest of 7%. We have collateralized the obligation by: (i) granting to the lender a security interest in our $300,000 certificate of deposit and certain additional collateral and (ii) pledging to the lender, as additional collateral, 2,000,000 shares of our Common Stock. In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock owned by them as additional collateral.
As of December 31, 2013, we have $1,560,110 outstanding under the credit facility and had sufficient collateral to borrow an additional $545,419 under the terms of our working capital line.
Notes Payable, Related Party
In September and October 2010, an officer and former director loaned us a total of $323,500 in connection with a private placement of 12% six-month promissory notes. In October 2011, an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, these officers and former director agreed to extend the maturity of their notes until April 30, 2014 and reduce their interest rate to 8%. These notes have been classified as short term as of December 31, 2013.
11.     Stockholders’ Equity
Common Stock
During the three months ended December 31, 2013, holders exercised warrants to purchase an aggregate of 301,024 shares of Common Stock at an exercise price of $0.50 utilizing a cashless exercise feature resulting in the net issuance of 99,041 shares of Common Stock. In addition, another holder exercised warrants to purchase 8,000 shares of Common Stock at an exercise price of $0.65.
10% Convertible Preferred Stock
During the three months ended December 31, 2013, we recorded a dividend on our 10% Convertible Preferred Stock of $245,039, of which $145,533 was paid in cash. Certain stockholders agreed to accept 136,985 shares of Common Stock (valued at $99,506) in lieu of cash dividend payments. During the three months ended December 31, 2012, we recorded a dividend on our 10% Convertible Preferred Stock of $212,704, of which $52,785 was paid in cash. Certain stockholders agreed to accept 245,575 shares of Common Stock (valued at $159,920) in lieu of cash dividend payments.
Stock Options
Amortization of stock compensation expense was $24,783 and $38,190 for the three months ended December 31, 2013 and 2012, respectively. The unamortized compensation expense at December 31, 2013 was $113,045 and will be amortized over a weighted average remaining life of approximately 2.38 years.

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
In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2013.
Results of Operations
Three Months ended December 31, 2013 Compared to the Three Months ended December 31, 2012
Net sales from continuing operations for the three months ended December 31, 2013 increased $967,568 or 111% to $1,842,521 as compared to net sales of $874,953 for the three months ended December 31, 2012. The increase is attributable to stronger domestic stationary revenues especially in the area of oil and gas which increased approximately $945,000 or almost four-fold. Domestic vehicular revenues for the three months ended December 31, 2013 increased approximately $45,000 or 10% to a record $520,000. The increase was attributable to the ability to actively solicit customer orders due to the increased number of EPA approvals received to date.
During the three months ended December 31, 2013, our gross profit was $901,612 or 49% of net sales as compared to a gross profit of $300,549 or 34% of net sales for the three months ended December 31, 2012. The increase was attributable to higher oil and gas stationary revenue and relative lower overhead costs.
Selling, general and administrative expenses for the three months ended December 31, 2013 increased $108,735 or 12% to $991,617 as compared to $882,882 for the three months ended December 31 2012. The increase was primarily attributable to increased sales and marketing costs as well as an increased number of employees.
During the three months ended December 31, 2013, interest and financing expense increased $5,516 or 14% to $46,107 as compared to $40,591 for the three months ended December 31, 2012.
Our net loss for the three months ended December 31, 2013 decreased $476,212 or 74% to $163,574 or ($0.00) per basic share as compared to a net loss of $639,786 or ($0.01) per basic share for the three months ended December 31, 2012. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2013 reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $245,039 and $212,704 associated with the issuance of the 10% Convertible Preferred as of December 31, 2013 and December 31, 2012, respectively.
Liquidity and Capital Resources
As of December 31, 2013, we had $1,595,996 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,889,773. As of December 31, 2013, under the terms of our working capital line, we had sufficient collateral to borrow an additional $545,419 above the then outstanding balance.
Based on our fiscal 2014 operating budget, cash on hand at December 31, 2013 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2014 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.

The Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2013 and 2012 as they affect our liquidity. During the three months ended December 31 2013, net cash used in operating activities was $124,636. Our net loss for the three months ended December 31, 2013 was $163,574. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $240,575 of depreciation, amortization and stock options. However, a decrease of $454,913 related to accounts payable, accrued expenses, inventory and other assets was offset by decreases in accounts receivable, prepaids, other current assets and assets related to discontinued operations.
Our net loss for the three months ended December 31, 2012 was $639,786, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $195,188 of depreciation, amortization, stock options we also realized an increase of $321,291 in accounts payable and accrued expenses offset by an increased investments in inventory and accounts receivables. The result of which was net cash used in operating activities of $591,215 for the three months ended December 31, 2012.
Net cash used in investing activities was $186,750 for the three months ended December 31, 2013, reflecting the capitalization of $102,811 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $83,939 of property, plant and equipment. Net cash used in investing activities was $882,958 for the three months ended December 31, 2012, reflecting the capitalization of $467,486 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $415,472 of property, plant and equipment.
Net cash used in financing activities was $76,787 during the three months ended December 31, 2013, reflecting the proceeds of $115,000 from the credit facility plus $5,200 of proceeds from exercised warrants. Payments made on notes payable totaled $51,454 and we paid our 10% Preferred Stockholders $145,533 of 10% preferred dividends. Net cash used in financing activities was $15,124 during the three months ended December 31, 2012, reflecting the payment of cash dividends on the 10% Convertible Preferred Stock and normal debt payments.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the three months ended December 31, 2013 and 2012, because we no longer maintain any floating-rate debt.

Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None

Item 1A.   Risk Factors
There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2013, we issued 107,041 shares of our unregistered Common Stock to certain third parties as a result of warrants that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2012, we issued shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	-	Business Loan Agreement, dated December 19, 2013 between American Power Group, Inc. and Iowa State Bank with regard to a $2,500,000 line of credit
10.2 (1)	-	Promissory Note dated as of December 19, 2013, issued by American Power Group, Inc. in favor of Iowa State Bank
31.1 (2)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (3)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (3)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed as an Exhibit to American Power Group Corporation's Annual Report on Form 10-K for the fiscal year ended September

30, 2013, and incorporated herein by reference.

(2)	Filed herewith.

(3)
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

(4)
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
Dated: February 13, 2014