Form 10-Q
period 2014-03-31
AMERICAN POWER GROUP Corp
filed 2014-05-15
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 14, 2014 there were 50,371,460 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880,429	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $68,389 and $120,393 as of March 31, 2014 and September 30, 2013, respectively	1,653,107	1,612,280
Inventory	921,027	908,059
Prepaid expenses	66,241	150,816
Other current assets	42,741	48,472
Assets related to discontinued operations	—	66,922
Total current assets	3,863,545	4,770,718
Property, plant and equipment, net	875,017	929,821
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	266,667	291,667
Purchased technology, net	266,667	291,667
Software development costs, net	3,198,335	3,180,804
Other	154,613	134,469
Total other assets	4,683,669	4,695,994
	$9,422,231	$10,396,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$723,105	$1,086,347
Accrued expenses	839,898	914,023
Billings in excess of cost	—	7,533
Notes payable, current	99,366	106,972
Notes payable, related parties	473,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,204,387	2,656,893
Notes payable, non-current	1,995,319	1,490,160
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	4,705,246	4,652,593

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at March 31, 2014 and September 30, 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,279,280 shares and 48,375,316 issued and outstanding at March 31, 2014 and September 30, 2013	502,793	483,753
Additional paid-in capital	66,824,501	66,570,909
Accumulated deficit	(62,611,250)	(61,311,664)
Total stockholders’ equity	4,716,985	5,743,940
	$9,422,231	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$1,258,489	$1,852,162	$3,101,010	$2,727,115
Cost of sales	911,518	1,135,806	1,852,427	1,710,210
Gross profit	346,971	716,356	1,248,583	1,016,905
Operating expenses:
Selling, general and administrative	932,474	1,265,744	1,924,091	2,148,626
Operating loss from continuing operations	(585,503)	(549,388)	(675,508)	(1,131,721)
Non operating income (expense)
Interest and financing costs	(44,897)	(46,778)	(91,004)	(87,369)
Interest income	11,010	11,455	22,295	23,515
Other, net	(36,136)	(25,798)	(74,883)	(54,720)
Non operating expense, net	(70,023)	(61,121)	(143,592)	(118,574)
Net loss	(655,526)	(610,509)	(819,100)	(1,250,295)
10% Convertible Preferred dividends	(235,447)	(187,391)	(480,486)	(400,096)
Net loss available to Common stockholders	$(890,973)	$(797,900)	$(1,299,586)	$(1,650,391)

Loss from continuing operations per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.01)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	49,062,385	46,353,829	48,722,918	45,972,012

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Compensation expense associated with stock options	—	—	—	—	46,167	—	46,167
Common stock issued upon option and warrant exercise	—	—	1,676,184	16,762	21,540	—	38,302
Common stock issued upon Preferred stock conversion	(1)	(1)	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	(8,761)	—	(8,761)
Common stock issued for 10% Convertible Preferred stock dividend	—	—	218,910	2,189	194,734	(196,923)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(283,563)	(283,563)
Net loss for the six months ended March 31, 2014	—	—	—	—	—	(819,100)	(819,100)
Balance, March 31, 2014	941	$941	50,279,280	$502,793	$66,824,501	$(62,611,250)	$4,716,985

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(819,100)	$(1,250,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	—	392,633
Loss on disposal of property and equipment	—	680
Depreciation expense	166,437	111,776
Amortization of deferred financing costs	10,244	—
Stock compensation expense	46,167	67,793
Provision for bad debts	8,639	—
Amortization of software costs	218,976	98,995
Amortization of long term contracts	25,000	24,999
Amortization of purchased technology	25,000	24,999
Decrease (increase) in assets:
Accounts receivable	(49,466)	(118,526)
Inventory	(12,968)	(565,292)
Costs in excess of billings	—	29,433
Prepaid and other current assets	90,062	(39,073)
Other assets	(20,144)	(900)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(382,514)	258,050
Billings in excess of costs	(7,533)	—
Accrued expenses	(84,125)	(18,453)
Net cash used in operating activities	(718,403)	(983,181)
Cash flows from investing activities:
Purchase of property and equipment	(110,233)	(740,742)
Software development costs	(218,635)	(786,101)
Net cash used in investing activities	(328,868)	(1,526,843)
Cash flows from financing activities:
Proceeds from notes payable	575,000	78,050
Repayment of notes payable	(77,447)	(72,734)
Proceeds from sale of 10% convertible preferred stock, net of fees	—	2,656,211
Proceeds from exercise of stock options	38,302	14,781
Payment made for fees related to 10% Convertible Preferred stock	(8,761)	—
Payment of cash dividend on 10% Convertible Preferred stock	(283,563)	(110,270)
Net cash provided by financing activities	243,531	2,566,038
Net (decrease) increase in cash and cash equivalents	(803,740)	56,014
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$880,429	$4,479,499

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Six Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$69,106	$91,101
Taxes paid	—	7,952

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for preferred stock dividend	196,923	289,826
Warrants issued	—	392,633
Software development costs included in accounts payable and accrued expenses	17,872	298,735
Property and equipment included in accounts payable	1,400	—
Inventory transfered to equipment and capitalized software	—	4,810

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
As of March 31, 2014, we had $1,180,429 cash, cash equivalents and restricted certificates of deposit and working capital of $1,659,158.  Based on our fiscal 2014 operating budget, cash on hand at March 31, 2014 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first quarter of calendar 2015 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
2.     Basis of Presentation

The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at March 31, 2014 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2013 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2014 and the operating results for the interim periods ended March 31, 2014 and 2013 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2014 and September 30, 2013, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.
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
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of March 31, 2014. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of March 31, 2014 and September 30, 2013, we recorded an inventory valuation allowance of $44,073, respectively.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2014	September 30, 2013
Raw materials	$899,540	$895,905
Work in progress	17,625	11,423
Finished goods	3,862	731
Total inventory	$921,027	$908,059
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $50,000 for the three months and six months ended March 31, 2014 and 2013, respectively. Accumulated amortization was $466,667 at March 31, 2014 and $416,666 at September 30, 2013.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest,

Taxes, Depreciation and Amortization). No royalties will be earned and due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and six months ended March 31, 2014 and 2013, we incurred $0 royalties to M&R.
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
As of March 31, 2014, we have capitalized $3,734,195 of software development costs associated with our OUL ($1,801,506) and IUL ($1,932,689) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and six months ended March 31, 2014 and 2013 were $109,488 and $218,976 and $48,457 and $98,995, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$573,602	$673,602
2015	50,000	50,000	636,400	736,400
2016	50,000	50,000	632,969	732,969
2017	50,000	50,000	545,732	645,732
2018	50,000	50,000	333,425	433,425
2019 and thereafter	16,667	16,667	476,207	509,541
	$266,667	$266,667	$3,198,335	$3,731,669

7. Contracts in Progress
Contracts in progress consist of the following:

	March 31, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$14,572	$14,572
Estimated earnings on contracts in progress	25,387	25,387
	39,959	39,959
Less billings on contracts in progress	39,959	47,492
	$—	$(7,533)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	7,533
	$—	$(7,533)
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2014	September 30, 2013	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,543,503	1,431,871	3 - 7 years
Less accumulated depreciation	(795,573)	(629,137)
	$875,017	$929,821

9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. The increase in warranty reserve and the claims processed at March 31, 2014 and for the year ended September 30, 2013, are attributable to the increase in our revenue during those periods.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Quarter Ended March 31, 2014	Year Ended September 30, 2013
Warranty accrual at the beginning of the period	$118,591	$18,306
Charged to costs and expenses relating to new sales	58,049	146,594
Costs of product warranty claims	(53,703)	(46,309)
Warranty accrual at the end of period	$122,937	$118,591
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
As of March 31, 2014, we have $1,995,110 outstanding under the credit facility and do not have additional borrowing availability based on existing collateral under the terms of our working capital line.
Notes Payable, Related Party
In September and October 2010, an officer and former director loaned us a total of $323,500 in connection with a private placement of 12% six-month promissory notes. In October 2011, an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, these officers and former director agreed to extend the maturity of their notes until April 30, 2014 and reduce their interest rate to 8%. These notes have been classified as short term as of March 31, 2014.
On April 30, 2014, the two officers agreed to extend the maturity of their notes totaling $200,000 in aggregate until September 30, 2014 and the holder of the former director's note agreed to payments of $15,000 per month starting May 15, 2014 with the remaining balance due September 30, 2014.
11.     Stockholders’ Equity
Common Stock
During the six months ended March 31, 2014, holders exercised options and warrants to purchase an aggregate of 3,164,296 shares of Common Stock at exercise prices ranging from $0.28 to $0.65 utilizing a cashless exercise feature resulting in the net issuance of 1,608,147 shares of Common Stock. In addition, warrants were exercised to purchase 68,037 shares of Common Stock at an exercise prices ranging from $0.49 to $0.65.
During the six months ended March 31, 2014, 0.35 shares of 10% Convertible Preferred Stock were converted into
8,870 shares of Common Stock.
10% Convertible Preferred Stock
During the six months ended March 31, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $480,486, of which $283,563 was paid in cash. Certain stockholders agreed to accept 218,910 shares of Common Stock (valued at $196,923) in lieu of cash dividend payments.
During the six months ended March 31, 2013, we recorded a dividend on our 10% Convertible Preferred Stock of $400,096, of which $110,270 was paid in cash. Certain stockholders agreed to accept 436,936 shares of Common Stock (valued at $289,826) in lieu of cash dividend payments.

Stock Options
Amortization of stock compensation expense was $21,384 and $46,167 for the three months and six months ended March 31, 2014 and $29,603 and $67,763 for the three months and six months ended March 31, 2013. The unamortized compensation expense at March 31, 2014 was $91,660 and will be amortized over a weighted average remaining life of approximately 2.37 years.

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
Results of Operations
Three Months ended March 31, 2014 Compared to the Three Months ended March 31, 2013
Net sales for the three months ended March 31, 2014 decreased $593,673 or 32% to $1,258,489 as compared to net sales of $1,852,162 for the three months ended March 31, 2013. We believe the unusually colder than normal weather conditions in North America during the quarter negatively impacted the results for the three months ended March 31, 2014 as customers delayed conversions due to harsh installation conditions or vehicle availability. The results for the three months ended March 31, 2013 included approximately $1.3 million or 70% of the quarterly revenue associated with an oil and gas conversion order relating to the full turnkey conversion of multiple engines in the high pressure fracturing market. North American stationary revenues for the three months ended March 31, 2014 were approximately $835,000 which was approximately $490,000 or 142% higher when compared to North American stationary revenues for the same period of the prior year of approximately $345,000, adjusted for the large turnkey conversion order discussed above. Domestic vehicular revenues for the three months ended March 31, 2014 increased $271,673 or 312% to $358,818. The increase was attributable to increased market exposure and sales through our WheelTime member distributor/installer network and the ability to actively solicit customer orders due to the increased number of EPA approvals we have received to date.
During the three months ended March 31, 2014 our gross profit was $346,971 or 28% of net sales as compared to a gross profit of $716,356 or 39% of net sales for the three months ended March 31, 2013. The decrease in gross profit is attributable to the decrease in oil and gas stationary revenue and relative higher unabsorbed overhead costs.
Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $333,270 or 26% to $932,474 as compared to $1,265,744 for the three months ended March 31, 2013. The results for the three months ended March 31, 2013 included approximately $361,000 of one-time, non-cash amortization expense associated with the WheelTime member incentive warrants which vested in 2013.
During the three months ended March 31, 2014, interest and financing expense decreased $1,881 or 4% to $44,897 as compared to $46,778 for the three months ended March 31, 2013.
Our net loss for the three months ended March 31, 2014 increased $45,017 or 7% to $655,526 or ($0.01) per basic share as compared to a net loss of $610,509 or ($0.01) per basic share for the three months ended March 31, 2013. The calculation of net loss per share available for Common shareholders for the three months ended March 31, 2014 and 2013, reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $235,447 and $187,391 associated with the issuance of the 10% Convertible Preferred Stock.

Six Months ended March 31, 2014 Compared to the Six Months ended March 31, 2013
Net sales for the six months ended March 31, 2014 increased $373,895 or 14% to $3,101,010 as compared to net sales of $2,727,115 for the six months ended March 31, 2013. We believe the unusually colder than normal weather conditions in North America during the quarter negatively impacted the results for the three months ended March 31, 2014 as customers delayed conversions due harsh installation conditions or vehicle availability. The results for the six months ended March 31, 2013 included approximately $1.3 million or 48% of the year to date revenue associated with an oil and gas conversion order relating to the full turnkey conversion of multiple engines in the high pressure fracturing market. North American stationary revenues for the six months ended March 31, 2014 were approximately $2.2 million which was approximately $1.4 million or 201% higher when compared to compared to North American stationary revenues for the same period of the prior year of approximately $171,000, adjusted for the large turnkey conversion order discussed above. Domestic vehicular revenues for the six months ended March 31, 2014 increased approximately $317,208 or 56% to $878,856. The increase was attributable to increased market exposure and sales through our WheelTime member distributor/installer network and the ability to actively solicit customer orders due to the increased number of EPA approvals received to date.
During the six months ended March 31, 2014, our gross profit was $1,248,583 or 40% of net sales as compared to $1,016,905 or 37% of net sales for the six months ended March 31, 2013. The increase was attributable to higher revenue and relative lower overhead costs.
Selling, general and administrative expenses for the six months ended March 31, 2014 decreased $224,535 or 10% to $1,924,091 as compared to $2,148,626 for the six months ended March 31, 2013. The decrease was primarily attributable to approximately $393,000 of one-time, non-cash amortization expense associated with the WheelTime member incentive warrants which vested during the six months ended March 31, 2013. The decrease was offset by higher wages of approximately $145,000 associated with an increased number of employees.
During the six months ended March 31, 2014, interest and financing expense increased $3,635 or 4% to $91,004 as compared to $87,369 for the six months ended March 31, 2013.
Our net loss for the six months ended March 31, 2014 decreased $431,195 or 34% to $819,100 or ($0.02) per basic share as compared to a net loss of $1,250,295 or ($0.03) per basic share for the six months ended March 31, 2013. The calculation of net loss per share available for Common shareholders for the six months ended March 31, 2014 and 2013, reflects the inclusion of quarterly dividends of $480,486 and $400,096, respectively, paid on our 10% Convertible Preferred Stock.
Liquidity and Capital Resources
As of March 31, 2014, we had $1,180,429 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,659,158.
Based on our fiscal 2014 operating budget, cash on hand at March 31, 2014 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first quarter of calendar 2015 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Condensed Consolidated Statement of Cash Flows reflect events for the six months ended March 31, 2014 and 2013 as they affect our liquidity. During the six months ended March 31, 2014, net cash used in operating activities was $718,403. Our net loss for the six months ended March 31, 2014 was $819,100. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $491,824 of depreciation, amortization and stock options. However, a decrease of $549,217 related to accounts receivable, inventory, other assets, accounts payable and accrued expenses was offset by prepaids and assets related to discontinued operations.
During the six months ended March 31, 2013, net cash used in operating activities was $983,181. Our net loss for the six months ended March 31, 2013 was $1,250,295. While our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $721,195 of depreciation, amortization, stock options and an increase of $556,785 in accounts payable which was offset by an increased investment in software development and inventory..
Net cash used in investing activities was $328,868 for the six months ended March 31, 2014, reflecting the capitalization of $218,635 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of

$110,233 of property, plant and equipment. Net cash used in investing activities was $1,526,843 for the six months ended March 31, 2013, reflecting the capitalization of $786,101 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $740,742 of property, plant and equipment.
Net cash provided by financing activities was $243,531 during the six months ended March 31, 2014, reflecting the proceeds of $575,000 from the credit facility plus $38,302 of proceeds from exercised stock options. Payments made on notes payable totaled $77,447 and we paid our 10% Preferred Stockholders $283,563 of 10% preferred dividends. Net cash provided by financing activities was $2,566,038 during the six months ended March 31, 2013, reflecting $2,656,211 in proceeds form the sale of 10% convertible preferred stock, net of fees, $14,781 of proceeds from exercised stock options and the proceeds of $78,050 from our credit facility. Payments made on notes payable totaled $72,734 and we paid our Preferred Stockholders $110,270 of 10% preferred dividends.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the six months ended March 31, 2014 and 2013, because we no longer maintain any floating-rate debt.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, we issued 1,569,143 shares of our unregistered Common Stock to certain third parties as a result of options and warrants that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended March 31, 2014, we issued 81,925 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

During the three months ended March 31, 2014, we issued 8,870 shares of Common Stock upon conversions of .35 shares of our 10% Convertible Preferred Stock. The issuance of these shares is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
31.1 (1)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (1)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (1)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed herewith.

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
Dated: May 15, 2014