Form 10-Q
period 2014-06-30
AMERICAN POWER GROUP Corp
filed 2014-08-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 13, 2014 there were 50,544,573 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,237,854	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $80,589 and $120,393 as of June 30, 2014 and September 30, 2013, respectively	1,672,840	1,612,280
Inventory	770,355	908,059
Prepaid expenses	170,989	150,816
Other current assets	40,185	48,472
Assets related to discontinued operations	—	66,922
Total current assets	4,192,223	4,770,718
Property, plant and equipment, net	784,248	929,821
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	254,167	291,667
Purchased technology, net	254,167	291,667
Software development costs, net	3,135,333	3,180,804
Other	165,547	134,469
Total other assets	4,606,601	4,695,994
	$9,583,072	$10,396,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$974,502	$1,086,347
Accrued expenses	1,029,718	914,023
Billings in excess of cost	—	7,533
Notes payable, current	2,610,291	106,972
Notes payable, related parties	443,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	5,126,529	2,656,893
Notes payable, non-current	43,914	1,490,160
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	5,675,983	4,652,593

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at June 30, 2014 and September 30, 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,515,805 shares and 48,375,316 shares issued and outstanding at June 30, 2014 and September 30, 2013	505,159	483,753
Additional paid-in capital	66,938,230	66,570,909
Accumulated deficit	(63,537,241)	(61,311,664)
Total stockholders’ equity	3,907,089	5,743,940
	$9,583,072	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,782,269	$2,151,454	$4,883,279	$4,878,568
Cost of sales	1,267,322	1,141,250	3,119,749	2,851,461
Gross profit	514,947	1,010,204	1,763,530	2,027,107
Operating expenses:
Selling, general and administrative	1,133,522	1,086,918	3,057,613	3,235,543
Operating loss from continuing operations	(618,575)	(76,714)	(1,294,083)	(1,208,436)
Non operating income (expense)
Interest and financing costs	(48,444)	(39,462)	(139,448)	(126,831)
Interest income	11,026	11,579	33,321	35,094
Other, net	(27,669)	(35,136)	(102,552)	(89,856)
Non operating expense, net	(65,087)	(63,019)	(208,679)	(181,593)
Net loss	(683,662)	(139,733)	(1,502,762)	(1,390,029)
10% Convertible Preferred dividends	(242,329)	(244,464)	(722,815)	(644,560)
Net loss available to Common stockholders	$(925,991)	$(384,197)	$(2,225,577)	$(2,034,589)

Loss from continuing operations per share – basic and diluted	$(0.01)	$—	$(0.03)	$(0.03)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.02)	(0.01)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares outstanding - basic and diluted	50,364,666	46,869,240	49,268,170	46,269,996

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended June 30, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Compensation expense associated with stock options	—	—	—	—	60,117	—	60,117
Common stock issued upon option and warrant exercise	—	—	1,773,364	17,734	37,233	—	54,967
Common stock issued upon Preferred stock conversion	(1)	(1)	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	(27,665)	—	(27,665)
Common stock issued for 10% Convertible Preferred stock dividend	—	—	358,255	3,583	297,724	(301,307)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(421,508)	(421,508)
Net loss for the nine months ended June 30, 2014	—	—	—	—	—	(1,502,762)	(1,502,762)
Balance, June 30, 2014	941	$941	50,515,805	$505,159	$66,938,230	$(63,537,241)	$3,907,089

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,502,762)	$(1,390,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	—	424,549
(Gain) loss on disposal of property and equipment	(12,743)	682
Depreciation expense	250,755	189,860
Amortization of deferred financing costs	10,244	—
Stock compensation expense	60,117	97,396
Provision for bad debts	20,839	—
Amortization of software costs	338,785	167,307
Amortization of long term contracts	37,500	37,499
Amortization of purchased technology	37,500	37,499
(Increase) decrease in assets:
Accounts receivable	(56,999)	(593,064)
Inventory	137,704	(398,323)
Costs in excess of billings	—	30,411
Prepaid and other current assets	(12,130)	(126,328)
Other assets	(31,078)	(900)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(144,065)	(238,275)
Billings in excess of costs	(7,533)	—
Accrued expenses	105,695	57,913
Net cash used in operating activities	(701,249)	(1,703,803)
Cash flows from investing activities:
Purchase of property and equipment	(111,632)	(824,499)
Software development costs	(266,301)	(1,407,377)
Net cash used in investing activities	(377,933)	(2,231,876)
Cash flows from financing activities:
Proceeds from notes payable	1,220,860	179,945
Repayment of notes payable	(163,787)	(619,250)
Repayment of notes payable, related party	(30,000)	—
Proceeds from sale of 10% Convertible Preferred stock, net of fees	—	2,646,279
Proceeds from exercise of stock options	54,967	22,979
Payment made for fees related to 10% Convertible Preferred stock	(27,665)	—
Payment of cash dividend on 10% Convertible Preferred stock	(421,508)	(281,735)
Net cash provided by financing activities	632,867	1,948,218
Net decrease in cash and cash equivalents	(446,315)	(1,987,461)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$1,237,854	$2,436,024

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$118,899	$130,491
Taxes paid	—	2,248

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for preferred stock dividend	301,307	362,825
Software development costs included in accounts payable and accrued expenses	27,013	520,047
Property and equipment included in accounts payable	5,207	—
Inventory transferred to equipment and capitalized software	—	5,093

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
Recent Developments
In April 2014, we notified M&R Development, LLC, our Iowa landlord, of our intent to exercise our option to renew our existing lease for an additional 2 year term through May 2017. In December 2013, Iowa State Bank agreed to extend the maturity of our $2.25 million credit facility from December 31, 2013 to April 1, 2015, increase our borrowing limit to $2.5 million and expand our collateral base to include certain fixed assets which will provide more working capital availability under the credit facility.
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
As of June 30, 2014, we had $1,537,854 cash, cash equivalents and restricted certificates of deposit and working capital deficiency of $934,306. As of June 30, 2014, we had drawn down on the maximum under our $2.5 million credit facility with Iowa State Bank and no additional funds were available to us under that line of credit. Subsequent to June 30, 2014, we repaid Iowa State Bank $550,000 of the outstanding balance and as of August 14, 2014, we have a maximum borrowing availability of $235,000, subject to adequate collateral. The credit facility with Iowa State Bank matures on April 1, 2015.
Based on our fiscal 2014 operating budget, cash on hand at June 30, 2014, anticipated availability under our bank working capital line and the successful renewal of our credit facility beyond April 1, 2015, we believe we will be able to satisfy our cash requirements through at least the second quarter of calendar 2015 without the need to materially modify our operating plan. We are currently in discussions with Iowa State Bank regarding potential revisions to our credit facility to extend the term as well as gain access to additional availability. We are also evaluating other financing alternatives should we determine the need to supplement existing cash flows from operations in order to fund operations or accelerate certain revenue related initiatives. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to restructure our credit facility, obtain other financing, or achieve profitability.
2.     Basis of Presentation

The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim financial statements at June 30, 2014 are unaudited and should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2013 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2014 and the operating results for the interim periods ended June 30, 2014 and 2013 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2014 and September 30, 2013, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.
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
In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of June 30, 2014. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of June 30, 2014 and September 30, 2013, we recorded an inventory valuation allowance of $42,206 and $44,073, respectively.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2014	September 30, 2013
Raw materials	$757,104	$895,905
Work in progress	12,125	11,423
Finished goods	1,126	731
Total inventory	$770,355	$908,059
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of

120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $75,000 for the three months and nine months ended June 30, 2014 and 2013, respectively. Accumulated amortization was $491,666 at June 30, 2014 and $416,666 at September 30, 2013.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned and due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and nine months ended June 30, 2014 and 2013, we incurred $0 royalties to M&R.
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
As of June 30, 2014, we have capitalized $3,791,001 of software development costs associated with our OUL ($1,801,506) and IUL ($1,989,495) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and nine months ended June 30, 2014 and 2013 were $119,807 and $338,785 and $68,314 and $167,308, respectively.

Amortization expense associated with acquisition related intangibles during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Technology	Software Development	Total
2014	$50,000	$50,000	$596,948	$696,948
2015	50,000	50,000	644,515	744,515
2016	50,000	50,000	636,811	736,811
2017	50,000	50,000	507,572	607,572
2018	50,000	50,000	289,550	389,550
2019 and thereafter	4,167	4,167	459,937	468,271
	$254,167	$254,167	$3,135,333	$3,643,667

7. Contracts in Progress
Contracts in progress consist of the following:

	June 30, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$14,572	$14,572
Estimated earnings on contracts in progress	25,387	25,387
	39,959	39,959
Less billings on contracts in progress	39,959	47,492
	$—	$(7,533)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	7,533
	$—	$(7,533)

8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2014	September 30, 2013	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,524,310	1,431,871	3 - 7 years
Less accumulated depreciation	(867,149)	(629,137)
	$784,248	$929,821
9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. The increase in warranty reserve and the claims processed for the nine months ended June 30, 2014 and for the year ended September 30, 2013, are attributable to the increase in our revenue during those periods.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Nine Months Ended	Year Ended
	June 30, 2014	September 30, 2013
Warranty accrual at the beginning of the period	$118,591	$18,306
Charged to costs and expenses relating to new sales	88,542	146,594
Costs of product warranty claims	(74,856)	(46,309)
Warranty accrual at the end of period	$132,277	$118,591
10.     Notes Payable/Credit Facilities
Credit Facilities
We have a $2,500,000 credit facility with Iowa State Bank under which we may borrow up to 50% of the value of eligible inventory, 75% of eligible accounts receivable, 100% of our certificate of deposit and 50% of eligible machinery and equipment. This credit facility is due April 1, 2015 and bears interest of 7%. We have collateralized the obligation by: (i) granting to the lender a security interest in our $300,000 certificate of deposit and certain additional collateral and (ii) pledging to the lender, as additional collateral, 2,000,000 shares of our Common Stock. In addition, two directors and two members of management have each pledged 125,000 shares of our Common Stock owned by them as additional collateral.
As of June 30, 2014, we have $2,500,000 outstanding under the credit facility and do not have additional borrowing availability based on existing collateral under the terms of our working capital line. Subsequent to June 30, 2014, we repaid Iowa State Bank $550,000 of the outstanding balance. We are currently in discussions with the bank regarding the potential restructuring of our credit facility to extend the term as well as gain access to additional availability.
Notes Payable, Related Party
In September and October 2010, an officer and former director loaned us a total of $323,500 in connection with a private placement of 12% six-month promissory notes. In October 2011, an officer loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, these officers and former director agreed to extend the maturity of their notes until April 30, 2014 and reduce their interest rate to 8%. These notes have been classified as short term as of June 30, 2014.
On April 30, 2014, the two officers agreed to extend the maturity of their notes totaling $200,000 in aggregate until September 30, 2014 and the holder of the former director's note agreed to payments of $15,000 per month starting May 15, 2014 with the remaining balance due September 30, 2014.
11.     Stockholders’ Equity
Common Stock
During the nine months ended June 30, 2014, holders exercised options and warrants to purchase an aggregate of 3,294,296 shares of Common Stock at exercise prices ranging from $0.28 to $0.65 utilizing a cashless exercise feature resulting in the net issuance of 1,674,151 shares of Common Stock. In addition, warrants were exercised to purchase 99,213 shares of Common Stock at exercise prices ranging from $0.48 to $0.65.
During the nine months ended June 30, 2014, 0.35 shares of 10% Convertible Preferred Stock were converted into 8,870 shares of Common Stock.
10% Convertible Preferred Stock
During the nine months ended June 30, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $722,815, of which $421,508 was paid in cash. Certain stockholders agreed to accept 358,255 shares of Common Stock (valued at $301,307) in lieu of cash dividend payments.
During the nine months ended June 30, 2013, we recorded a dividend on our 10% Convertible Preferred Stock of $644,560, of which $281,733 was paid in cash. Certain stockholders agreed to accept 548,234 shares of Common Stock (valued at $362,825) in lieu of cash dividend payments.
Stock Options
Amortization of stock compensation expense was $13,951 and $60,120 for the three months and nine months ended June 30, 2014 and $29,603 and $97,396 for the three months and nine months ended June 30, 2013. The unamortized compensation expense at June 30, 2014 was 48,240 and will be amortized over a weighted average remaining life of approximately 2.26 years.

12. Recent Accounting Pronouncement

In May 2014, the Financial Account Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect for the standard on our ongoing financial reporting.

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

Results of Operations
Three Months ended June 30, 2014 Compared to the Three Months ended June 30, 2013
Net sales for the three months ended June 30, 2014 decreased $369,185 or 17% to $1,782,269 as compared to net sales of $2,151,454 for the three months ended June 30, 2013. North American stationary revenues for the three months ended June 30, 2014 were approximately $1,218,000 which was approximately $840,000 or 41% lower when compared to North American stationary revenues for the same period of the prior year. Approximately $1.1 million or 50% of the North American stationary revenue last year was associated with the full turnkey conversion of multiple engines in the high pressure fracturing market. These conversions were at a higher per unit revenue due to the full turnkey nature of the orders as compared to the more typical sale of just our dual fuel systems. Domestic vehicular revenues for the three months ended June 30, 2014 increased $196,134 or 173% to $309,829 as compared to the prior year while international vehicular revenues for the three months ended June 30, 2014 were $254,160 as compared to zero a year ago. The increase was attributable to increased market exposure and sales through our WheelTime member distributor/installer network and the ability to actively solicit customer orders due to the increased number of EPA approvals we have received to date.
During the three months ended June 30, 2014 our gross profit was $514,947 or 29% of net sales as compared to a gross profit of $1,010,204 or 47% of net sales for the three months ended June 30, 2013. The decrease in gross profit was primarily due to increased overhead costs and a decrease in revenues. During the quarter we incurred approximately $200,000 of additional overhead costs associated with our efforts to expand our stationary engine families in response to market demand and upgrades to our stationary solution and vehicular software to increase functionality and field performance. In addition, non-cash amortization of capitalized software costs increased approximately $52,000 during the quarter ended June 30, 2014 as the result of increased EPA approvals since last year.
Selling, general and administrative expenses for the three months ended June 30, 2014 increased $46,604 or 4% to $1,133,522 as compared to $1,086,918 for the three months ended June 30, 2013. The increase was primarily attributable to higher wages associated with an increased number of employees which was offset by lower professional and commission related costs.
During the three months ended June 30, 2014, interest and financing expense increased $8,982 or 23% to $48,444 as compared to $39,462 for the three months ended June 30, 2013.
Our net loss for the three months ended June 30, 2014 increased $543,929 or 389% to $683,662 or ($0.01) per basic share as compared to a net loss of $139,733 or ($0.00) per basic share for the three months ended June 30, 2013. The calculation of net loss per share available for Common shareholders for the three months ended June 30, 2014 and 2013, reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $242,329 and $244,464 associated with the issuance of the 10% Convertible Preferred Stock.
Nine Months ended June 30, 2014 Compared to the Nine Months ended June 30, 2013
Net sales for the nine months ended June 30, 2014 increased $4,711 or 0% to $4,883,279 as compared to net sales of $4,878,568 for the nine months ended June 30, 2013. North American stationary revenues for the nine months ended June 30, 2014 were approximately $3,376,000 which was approximately $699,000 or 17% lower when compared to North American stationary revenues for the same period of the prior year. Approximately $2.4 million or 47% of the North American stationary revenue last year was associated with the full turnkey conversion of multiple engines in the high pressure fracturing market. These conversions were at a higher per unit revenue due to the full turnkey nature of the orders as compared to the more typical sale of just our dual fuel systems. Domestic vehicular revenues for the nine months ended June 30, 2014 increased $513,342 or 76% to $1,188,685 as compared to the prior year while international vehicular revenues for the nine months ended June 30, 2014 were $318,986 as compared to $128,123 a year ago. The increase was attributable to increased market exposure and sales through our WheelTime member distributor/installer network and the ability to actively solicit customer orders due to the increased number of EPA approvals we have received to date.
During the nine months ended June 30, 2014, our gross profit was $1,763,530 or 36% of net sales as compared to $2,027,107 or 42% of net sales for the nine months ended June 30, 2013. The decrease in gross profit was primarily due to increased overhead costs. During the nine months ended June 30, 2014, we incurred approximately $350,000 of additional overhead costs associated with our efforts to expand our stationary engine families in response to market demand and upgrades to our stationary solution and vehicular software to increase functionality and field performance. In addition, amortization of capitalized software costs increased approximately $171,000 during the nine months ended June 30, 2014 as the result of increased EPA approvals since last year.
Selling, general and administrative expenses for the nine months ended June 30, 2014 decreased $177,930 or 5% to $3,057,613 as compared to $3,235,543 for the nine months ended June 30, 2013. The decrease was primarily attributable to approximately $393,000 of one-time, non-cash amortization expense associated with the WheelTime member incentive warrants which vested during the nine months ended June 30, 2013. This decrease was offset by higher wages of approximately $345,000 associated with an increased number of employees.

During the nine months ended June 30, 2014, interest and financing expense increased $12,617 or 10% to $139,448 as compared to $126,831 for the nine months ended June 30, 2013.
Our net loss for the nine months ended June 30, 2014 increased $112,733 or 8% to $1,502,762 or ($0.03) per basic share as compared to a net loss of $1,390,029 or ($0.03) per basic share for the nine months ended June 30, 2013. The calculation of net loss per share available for Common shareholders for the nine months ended June 30, 2014 and 2013, reflects the inclusion of quarterly dividends of $722,815 and $644,560, respectively, paid on our 10% Convertible Preferred Stock.
Liquidity and Capital Resources
As of June 30, 2014, we had $1,537,854 in cash, cash equivalents and restricted certificates of deposit and working capital deficiency of $934,306. As of June 30, 2014, we had drawn down on the maximum under our $2.5 million credit facility with Iowa State Bank and no additional funds were available to us under that line of credit. Subsequent to June 30, 2014, we repaid Iowa State Bank $550,000 of the outstanding balance and as of August 14, 2014, we have a maximum borrowing availability of $235,000, subject to adequate collateral. The credit facility with Iowa State Bank matures on April 1, 2015.
Based on our fiscal 2014 operating budget, cash on hand at June 30, 2014, anticipated availability under our bank working capital line and the successful renewal of our credit facility beyond April 1, 2015, we believe we will be able to satisfy our cash requirements through at least the second quarter of calendar 2015 without the need to materially modify our operating plan. We are currently in discussions with Iowa State Bank regarding potential revisions to our credit facility to extend the term as well as gain access to additional availability. We are also evaluating other financing alternatives should we determine the need to supplement existing cash flows from operations in order to fund operations or accelerate certain revenue related initiatives. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to restructure our credit facility, obtain other financing, or achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
The Condensed Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2014 and 2013 as they affect our liquidity. During the nine months ended June 30, 2014, net cash used in operating activities was $701,249. Our net loss for the nine months ended June 30, 2014 was $1,502,762. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $734,901 of depreciation, amortization and stock options.
During the nine months ended June 30, 2013, net cash used in operating activities was $1,703,803. Our net loss for the nine months ended June 30, 2013 was $1,390,029. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $954,110 consisting of depreciation, amortization, warrants and stock options and was offset by an increase of $991,387 in accounts receivable and inventory.
     Net cash used in investing activities was $377,933 for the nine months ended June 30, 2014, reflecting the capitalization of $266,301 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $111,632 of property, plant and equipment. Net cash used in investing activities was $2,231,876 for the nine months ended June 30, 2013, reflecting the capitalization of $1,407,377 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $824,499 of property, plant and equipment.
Net cash provided by financing activities was $632,867 during the nine months ended June 30, 2014, reflecting the proceeds of $1,220,860 from the credit facility plus $54,967 of proceeds from exercised stock options. Payments made on notes payable totaled $163,787 and we paid our 10% Preferred Stockholders $421,508 of 10% preferred dividends. Net cash provided by financing activities was $1,948,218 during the nine months ended June 30, 2013, reflecting $2,646,279 in proceeds form the sale of 10% convertible preferred stock, net of fees, $22,979 of proceeds from exercised stock options and the proceeds of $179,945 from our credit facility. Payments made on notes payable totaled $619,250 and we paid our Preferred Stockholders $281,735 of 10% preferred dividends.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (for example, if diesel fuel prices decrease and natural gas prices increase). We have generally been unaffected by interest rate changes in the nine months ended June 30, 2014 and 2013, because we no longer maintain any floating-rate debt.
Environmental Liability
There are no known material environmental violations or assessments.

New Accounting Pronouncement

In May 2014, the Financial Account Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect for the standard on our ongoing financial reporting.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
We may require additional funding, which may be difficult to obtain on favorable terms, if at all.
We believe we have sufficient cash available to fund operations through the second quarter of calendar 2015. As of August 14, 2014, we have approximately $235,000 available, subject to adequate collateral, on our $2.5 million line of credit from Iowa State Bank. The line of credit matures on April 1, 2015. While we are currently in discussions with Iowa State Bank to revise the credit facility in order to extend the term as well as increase the amount available to us, there is no assurance that Iowa State Bank will agree to revise the facility. In addition, there is no assurance that we will be able to obtain financing from other sources on a timely basis, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations after the second quarter of calendar 2015, which would have a material adverse effect on our business.
Other than the risk factors included above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2014, we issued 97,180 shares of our unregistered Common Stock to certain third parties as a result of options and warrants that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

During the three months ended June 30, 2014, we issued 139,345 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	-
Amended and Restated Unsecured Promissory Note dated as of April 30, 2014, issued by American Power Group Corporation (formerly GreenMan Technologies, Inc.) in favor of the Allen Kahn Revocable Trust AKA Allen Kahn, M.D. Revocable Trust.

10.2 (1)	-	Amendment No. 2 dated April 30, 2014, to Promissory Note dated as of October 12, 2011, issued by American Power Group, Inc. in favor of Lyle Jensen.
10.3 (1)	-
 Amendment N0. 2 dated April 30, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

31.1 (2)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (3)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (3)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (4)	-	XBRL Taxonomy Extension Schema Document
101.CAL (4)	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (4)	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (4)	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (4)	-	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed as an exhibit to American Power Group Corporation's Current Report, as amended, on Form 8-K/A filed on May 28, 2014.

(2)	Filed herewith.

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
Dated: August 14, 2014