Form 10-K
period 2014-09-30
AMERICAN POWER GROUP Corp
filed 2014-12-22
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2014, the last business day of the registrant's most recent completed second quarter, was approximately $54,471,000.

As of December 19, 2014, there were 50,745,920 shares of the registrant’s Common Stock outstanding.

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
Recent Developments
On October 27, 2014, we entered into loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction related fees and $150,000 due to an officer of the Company. Under the terms of the new term loan, we will make P82M monthly payments of $44,223, including principal and interest, commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016.
On November 28, 2014, we completed a private placement for $2 million of 10% Series B Convertible Preferred Stock with an accredited investor.
On December 8, 2014, we were notified by the Environmental Protection Agency of our first 28 approvals under the Inside Useful Life designation ("IUL"), which is defined as vehicular engines older than two years but having less than 435,000 miles, which are principally engine family years 2010 and newer that utilize the OEM selective catalyst reduction technology. We believe that of the estimated 3.5 - 4 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
Products and Services
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
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

·	Reduce fuel and operating costs by 10% to 30%;

·	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

·	Enhance the engine's operating life, since natural gas is a cleaner burning fuel source.
 Primary end market applications include both primary and back-up diesel generators as well as heavy-duty vehicular diesel engines.

Manufacturing/Processing
Our dual fuel conversion enhancement system is configured by our internal engineering staff based on customer engine specifications and then modeled through Computational Fluid Dynamics Analysis to scientifically determine the optimum mixture of diesel and natural gas prior to final installation. All components, including several proprietary patented components, are purchased from external sources and currently assembled into installation kits at our Algona, Iowa location and then delivered on site for installation. All installations are managed by an American Power Group lead team or certified installers that complete final testing and commissioning of the diesel engines.
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
Customers
Our dual fuel technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines. The stationary market includes primary and backup diesel power generators for oil and gas drilling rigs, shale gas recovery pumps, hospitals, cold storage warehouses, data management centers, government and manufacturing facility applications. Vehicular applications include corporate and private route fleets, long haul logistics fleets, refuse haulers, public transit and government vehicles.
The United States Environmental Agency estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. Today our primary vehicular market is the Class 8 Heavy Duty vehicles operating in North America which is estimated to be 3.5 to 4 million vehicles. We believe the number of available international stationary and vehicular diesel engines is significantly higher than the U.S. market.
Sales and Marketing
Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) North American stationary, (2) North American vehicular and (3) international. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, non-exclusive dealer/installer agreements with the WheelTime members, sales representatives, and in-country international distributors, which in most instances are large, well-known companies. We currently have twenty-eight domestic dealers/certified installers, and exclusive distributors in five countries that market and distribute our products.
In October 2014 we announced the expansion of our existing in-house and WheelTime sales and marketing resources with new direct sales representatives, additional third party dealers and co-marketing relationships with numerous national and regional CNG and LNG fuel suppliers. We believe this group of fuel suppliers encompasses a cumulative group of over 90 additional sales team members who we intend to train on selling our dual fuel solution. These additional lead generation channels will continue to be supported by WheelTime’s expansion of their certified natural gas installer locations across North America.
Competition
Under certain conditions it is not cost effective or technologically feasible to convert a diesel engine to operate either entirely or partially on an alternative fuel.  Emission standards sometimes dictate the use of highly sophisticated technology that sometimes cannot be easily retrofitted onto an engine and/or iscost prohibitive.  In those situations, American Power Group offers customers a cost effective solution which can be used in heavy duty trucks, generators and other stationary industrial engines. As described above, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and natural gas or only diesel fuel, depending on the circumstances.
The primary natural gas alternative fuel solutions available to existing heavy-duty diesel engine operators are:

•	Dedicated Natural Gas Engines - 100% dedicated natural gas burning engines. This is usually a more expensive solution and available in new OEM and aftermarket completly rebuilt engines.

•
Invasive Retrofits - an existing diesel engine can be converted to operate on a combination of diesel and an acceptable form of natural gas. The invasive solution tends to be a higher priced solution than non-invasive solutions because of the need for additional custom designed natural gas fuel injectors.

•
Non-Invasive Retrofits - are solutions, such as ours, where no major changes to the existing diesel engine are required and we do not use costly custom designed natural gas fuel injectors to operate the engine on dual fuel.

Our solution uses software to manage the introduction of natural gas under negative pressure to the engine's turbo charger air flow, thus eliminating the need for costly and maintenance-prone custom fuel injectors and therefore making our solution more cost effective than others. In addition, we believe that our solution has a more universal design than other conversion technologies and therefore is applicable to a wider range of engine models and sizes than our competitors' solutions currently are. Today, our primary focus is on addressing the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.
Government Regulation
Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing body is the EPA, which is responsible for monitoring and enforcing emissions standards and safety requirements. All domestic dual fuel conversion systems are subject to the regulations of the EPA, the primary requirement of which is that being that addition of a dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine's original emission profile.
In April 2011, the EPA announced it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. The new regulations introduced new flexibilities for all clean alternative fuel converters and expanded compliance options for certain categories of conversions, building upon the concept that it is appropriate to treat conversions differently based on the age of the vehicle or engine being converted. EPA regulations had previously required vehicle and engine conversion systems to be installed after receiving a certificate of conformity which provided a regulatory exemption from potential tampering charges. Under the new heavy-duty vehicle regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: 1) full certification for new or relatively new, which is defined as engines less than two years old; 2) intermediate age (“IUL”), which is defined as engines older than two years but having fewer than 435,000 miles, and 3) outside useful life (“OUL”) which is defined as engines with more than 435,000 miles or 10 years old. All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. Our initial focus was on obtaining approval for a large number of engine families within the OUL category, as we believe they represent over seventy five percent of the Class 8 trucks in operation and the testing requirements are less stringent than those for the IUL category.
As of September 30, 2014, we had an industry leading 456 OUL vehicular engine family approvals covering what we believe are six of the top seven OUL engine families on the road in the U.S. On December 8, 2014, we were notified by the EPA of 28 approvals for our first Volvo/Mac IUL engines, which included 25 approvals covering engine families for which we already have OUL approval. As a result, we have expanded our ability to convert engines within these families having fewer than 435,000 miles. In addition, we received approval on three SCR technology families covering model years 2010-2012, bringing our overall total to 459 engine families.
Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals. We use our best efforts to keep abreast of changing or new regulations for timely implementation.
Protection of Intellectual Property Rights and Proprietary Rights
Our American Power Group subsidiary has an exclusive, worldwide license under one U.S. patent for dual fuel conversion technology owned by M&R Development, Inc.
We use the name American Power Group in interstate commerce and assert a common law right in and to that name.
Employees
As of September 30, 2014, we had 21 full time employees and no part-time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

Item 1A.    Risk Factors

An investment in our Common Stock involves a high degree of risk. Investors should carefully consider the following risk factors, in addition to the risks described elsewhere in this Annual Report, in evaluating our Company and our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our Common Stock could decline.

Risks Related to our Business
Our dual fuel conversion business has lost money in the last six consecutive fiscal years and we may need additional working capital if we do not obtain sustained profitability. If additional capital is not received, it may force us to adjust operations accordingly.
Since the July 2009 acquisition of American Power Group's dual fuel conversion operations, we have invested over $14 million to obtain regulatory approvals of our dual fuel products and support dual fuel sales and marketing initiatives intended to promote American Power Group's dual fuel conversion technology and establish a broader market presence worldwide. Despite these efforts and increasing quarterly revenue, American Power Group's business has incurred significant operating losses and experienced negative cash flow from operations.
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
We may require additional funding to grow our business, such funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.
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
We must substantially increase revenues by increasing demand for our dual fuel products and services. Factors that could limit demand for our products and services include changes in the price spread between diesel fuel and natural gas and potential additional changes in the regulatory environment. Other possible adverse circumstances may include changes in economic conditions affecting markets for our products and services, potential delays in product development, product and service flaws which could result in material warranty claims, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.

We rely on significant customers and relationships. The loss of one or more of which could adversely affect our operating results, financial condition and business prospects.
During the fiscal years ended September 30, 2014 and 2013, approximately 69% and 80% of our sales were derived from our dual fuel stationary solution for oil and gas applications, with the balance derived from our dual fuel vehicular applications. Three oil and gas stationary customers accounted for 39%, 16% and 9% of consolidated revenue for the fiscal year ended September 30, 2014 and 34%, 21% and 12% of consolidated net sales in the fiscal year ended September 30, 2013. The loss of any one of these customers could have a material adverse effect on our operating results, financial condition and business prospects. Revenue in fiscal 2013 from the other two customers related to specific one-time conversions of multiple oil and gas high pressure fracturing engines as the result of new engine family approvals received during fiscal 2013. Approximately $1.4 million of fiscal 2013 revenue associated with these two customers was derived from us providing a full turnkey solution in lieu of the more traditional sale of us providing the dual fuel conversion kit with a third party providing installation and additional equipment. We do not anticipate providing similar full turnkey dual fuel solutions in the future. Our operating plans assume significant growth in North American vehicular revenues, based in part on our new relationships with the leading national and regional natural gas fuel suppliers as well as our existing relationship with WheelTime. The loss of our relationship with the WheelTime member companies could have a material adverse effect on our operating results, financial condition and business prospects.

We are exposed to risks related to technological obsolescence and competition.
We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to technological changes and changes in demand.  In seeking market acceptance, we encounter competition from many sources, including other well-established and larger dominant original equipment providers such as CAT, Cummings, Detroit Diesel, Volvo and Mercedes as well as several other companies that offer dual fuel conversion solutions on both an invasive as well as non-invasive basis. Many of these competitors have substantially greater financial resources as well as substantially greater experience in conducting testing, manufacturing and marketing of products than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services. In addition, our competitors might succeed in developing or purchasing technologies and products that are more effective than those that we are developing or that would render our technology and products obsolete or noncompetitive. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines.
We may not be able to protect our intellectual property rights adequately.
Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a single licensed patent, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we gain increasing market share, the possibility of intellectual property rights claims against our licensed dual fuel technology could grow. Although the owner of our licensed patentis responsible for defending all claims against the licensed dual fuel technology, it may not have the resources to defend such claims adequately. Such claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. No assurance can be given that, if challenged, our licensed patent or any other patents we may obtain will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.
Although our dual fuel technology is licensed from a related party, M&R Development, Inc., if we should default on the payment of royalties or other material terms of that license, the license can be terminated. Such termination would have a material adverse effect on our business and on our results of operations.
Many of our distribution agreements require us to indemnify the distributor for third-party intellectual property infringement claims and may require that we pay the damages if there were an adverse ruling in any such claims and the licensor was unable to adequately indemnify us. If litigation is successfully brought by a third party against us and/or our licensor in respect to intellectual property, we may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, either of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, we or the licensor may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.
There is uncertainty relating to our ability to enforce our rights under international distributionagreements.
Several of our exclusive distribution agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a distributor breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement and under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.   In addition, some of the exclusive distribution agreements contain arbitration provisions that govern disputes and there is uncertainty with respect to the enforceability of these arbitration provisions under the laws of certain foreign jurisdictions.  If a dispute were to arise under an exclusive distribution agreement and the related arbitration provision was not effective, then we would be exposed to the additional costs of resolving the dispute through traditional legal avenues rather than through an arbitration process.
The creditworthiness of our distributors maybe an ongoing concern.
We may not always be able to collect all funds owed to us by our distributors.  Some distributors may experience financial difficulties that may adversely impact our collection of accounts receivable.  We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors.  If our uncollectible accounts exceed our expectations, this would adversely impact our operating results. We attemptto minimize this concern with international customers by selling most of our products by way of advanced deposits and letters of credit or similar payment methods.

We depend on the manufacture and installation capabilities of third parties.
An important element of our strategy for the marketing and release of our products is to enter into arrangements with multiple distribution and installation entities, such as our relationships with WheelTime and its member companies.  The success and commercialization of our dual fuel products will be dependent, in part, upon our ability to enter into additional similar arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can be no assurance that any such arrangements will be available on terms acceptable to us, orat all, that theparties to any such agreements will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market.
We assemble our dual fuel installation kits in-house after receiving components from outside vendors. The assembled kits are then installed by independent certified installers. Therefore, we may be dependent on contract manufacturers for the production of certain critical components for products as well as their installation.  In the event that we are unable to obtain or retain the necessary components and services on acceptable terms, we may not be able to continue to commercialize and market our products as planned.   There can be no assurance that we will be able to obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, enter into arrangements for the manufacturing of our products with manufacturers whose facilities and procedures comply with our requirements. There can be no assurance that such manufacturers will be able to adequately supply us with our product needs.  Our dependence upon others for the manufacturing of certain critical components may adversely affect our ability to develop and deliver products on a timely and competitive basis.
We are subject to federal, regional, state, local and foreign regulations that may impair our ability to sell our products in different jurisdictions, and more stringent regulations in the future may impair our ability to market our products.
Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing body is the EPA, which is responsible for monitoring and enforcing emissions standards and safety requirements. All domestic dual fuel conversion systems are subject to the requirements of the EPA, the primary environmental requirement of which is that the addition of our dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine's original emission profile.
All vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA emission and safety guidelines or face anti-tampering infractions. Because our vehicular dual fuel system has not been previously EPA certified as a new system, due to our primary focus being aftermarket diesel engines, we must demonstrate to the EPA that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization.
In addition to our operations in the United States, we currently have distributors in Australia, Canada and Latin America. We intend to market our products and technologies in other international markets, including both industrialized and developing countries. Prior to marketing our dual fuel solution in countries outside the United States, we must ensure our technology is compliant with the appropriate in-country rules and regulations and there is no assurance our technology will comply with such rules and regulations.
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
Our success depends largely on the skills, experience and performance of our senior management. Our senior management consists of two officers, our President/Chief Executive Officer, who has held that position for eight years, and our Chief Financial Officer, who has held that position for sixteen years. The loss of either member of our senior management could have a material adverse effect on our business. We maintain a key man insurance policy on our President/Chief Executive Officer. In addition, in the event that either our President or Chief Financial Officer is terminated by us without cause, the officer will be entitled to receive severance payments equal to twelve months' salary and certain benefits. In the event we are required to make these severance payments to our officers, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.
In addition, to increase revenues, we will be required to hire additional sales and marketing officers and to develop a larger and more effective sales force. There can be no assurance that we will be able to hire, motivate and retain skilled marketing and sales personnel.

Seasonal factors may affect our quarterly operating results.
Seasonality may cause our total revenues to fluctuate. We may experience some seasonality in the winter months in the oil and gas industry and in the Hurricane Belt located in the Southeastern U.S., where critical care installations are usually not scheduled during the July-October time frame.
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
A part of our business strategy may be based on future acquisitions or significant investments in businesses that offer complementary products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons. Any acquisitions we may complete may be made at a premium over the fair value of the net assets of the acquired companies and competition may cause us to pay more for an acquired business than its long-term fair market value. There can be no assurance that we will be able to complete future acquisitions on terms favorable to us or at all. In addition, we may not be able to integrate any future acquired businesses at all or without significant distraction of management into our ongoing business. In order to finance acquisitions, it may be necessary for us to issue shares of our capital stock to the sellers of the acquired businesses and/or to seek additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to us and, in the case of an equity financing or the use of our stock to pay for an acquisition, may result in dilution to our existing stockholders.
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
We are required to pay substantial cash dividends on our 10% Convertible Preferred Stock.
During the fiscal years ended September 30, 2014 and 2013, we paid cash dividends on our 10% Convertible Preferred Stock of $569,368 and $434,211, respectively. We expect to continue to pay a significant portion of the dividends on our 10% Convertible Preferred Stock and on our newly issued Series B 10% Convertible Preferred Stock in cash rather than in shares of Common Stock. Although these dividends do not directly affect our net income, they significantly reduce the amount of cash we have available to fund operations and invest in our business. There can be no assurance that the requirement to pay dividends in cash, rather than in shares of Common Stock, will not increase in the future, further reducing the cash available to us.

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
Our Common Stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our Common Stock may be highly volatile. Additionally, the market price of our Common Stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

•	we are traded on the OTC Market's Group's OTCQB tier;

•	changes in market valuations of similar companies;

•	announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of senior management and other key personnel;

•	deviations in our results of operations from the estimates of securities analysts; and

•	future issuances of our Common Stock or other securities.
We have options, warrants and convertible preferred stock currently outstanding. Their exercise and/or conversion will cause dilution to existing and new shareholders.
As of September 30, 2014, we had options and warrants outstanding to purchase 30,199,294 additional shares of Common Stock. These reserved shares includethe following: 3,806,000 shares for issuance upon exercise of awards granted under our 1996 Non-Employee Director Stock Option Plan and 2005 Stock Option Plan, and 26,393,294 shares for issuance upon exercise of other stock options and stock purchase warrants. In addition, at that date, we had convertible preferred stock which is convertible into 23,536,120 shares of our Common Stock. On November 28, 2014, we issued 200 shares of our Series B 10% Convertible Preferred Stock and an additional warrant which are convertible into, or exercisable for, a total of 10,000,000 additional shares of Common Stock.
The exercise of these options and warrants and the conversion of the convertible preferred stock will cause additional shares of Common Stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2014, approximately 50 million shares of our common stock were eligible for sale in the public market exclusive of the options, warrants and convertible preferred stock noted above.
Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other shareholders to influence corporate matters.
Our directors, executive officers and other principal stockholders owned approximately 31 percent of our outstanding Common Stock on an as-converted basis as of September 30, 2014. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.
We have never paid dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on our Common Stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be the shareholders' sole source of gain for the foreseeable future. The terms of ourconvertible preferred stock restrict our ability to pay dividends on our Common Stock if the dividends due on the convertible preferred stock are unpaid.
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
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. On May 1, 2012, we executed a three year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. Our rental payments are currently set at $10,260 per month on a triple net basis.In April 2014, we notified M&R of our intent to exercise our option to renew an existing lease for an additional two year term through May 2017.
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

Our Common Stock is traded on the OTC Market Group's OTCQB tier under the symbol APGI. The following table sets forth the high and low bid quotations for our Common Stock for the periods indicated. Quotations from the OTC Markets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2013
Quarter Ended December 31, 2012	$0.66	$0.49
Quarter Ended March 31, 2013	0.78	0.64
Quarter Ended June 30, 2013	0.70	0.53
Quarter Ended September 30, 2013	0.85	0.56

Fiscal Year 2014
Quarter Ended December 31, 2013	$0.78	$0.58
Quarter Ended March 31, 2014	1.25	0.58
Quarter Ended June 30, 2014	1.16	0.64
Quarter Ended September 30, 2014	0.77	0.57
On December 18, 2014 the closing price of our Common Stock was $0.26 per share.
As of September 30, 2014, we estimate the approximate number of stockholders of record of our Common Stock to be 1,600. This number excludes individual stockholders holding stock under nominee security position listings.
We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on Common Stock in the foreseeable future. Our convertible preferred stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the convertible preferred stock restrict our ability to pay dividends on our Common Stock if the dividends due on the convertible preferred stock are unpaid.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal Year 2014 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2014 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	3,802,000	$.37	1,395,000
Equity compensation plans not approved by stockholders (2)	4,000	$.81	-
	3,806,000		1,395,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e., our 2005 Stock Option Plan).

(2)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plan that has not been approved by shareholders (our 1996 Non-Employee Director Plan).

Item 6.	Selected Financial Data
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
Fiscal Year ended September 30, 2014 Compared to Fiscal Year ended September 30, 2013
Net sales for the fiscal year ended September 30, 2014 decreased $729,489 or 10% to $6,287,633 as compared to net sales of $7,017,122 for the fiscal year ended September 30, 2013. Stationary revenues for the fiscal year ended September 30, 2014 were $4,356,430 which was approximately $1,227,561 or 22% lower when compared to stationary revenues for the prior fiscal last year of $5,613,991. Approximately $1.4 million or 24% of stationary revenue last fiscal year was associated with additional installation/equipment revenue associated with the full turnkey conversion of multiple engines in the high pressure fracturing market. These conversions were at a higher per unit revenue due to the full turnkey nature of the orders as compared to the more typical sale of just our dual fuel systems. Vehicular revenues for the fiscal year ended September 30, 2014 increased $528,071 or 38% to $1,931,204 as compared to $1,403,133 for the fiscal year ended September 30, 2013. The increase was attributable to increased market exposure and sales through our direct sales efforts and WheelTime member distributor/installer network which was supported by the increased number of EPA approvals we have received to date.
During the fiscal year ended September 30, 2014, our gross profit was $2,206,576 or 35% of net sales as compared to$2,726,127 or 39% of net sales for the fiscal year ended September 30, 2013. The decrease in gross profit was primarily due to increased overhead costs and lower revenues. During the fiscal year ended September 30, 2014, we incurred approximately $450,000 of additional overhead costs associated with our efforts to expand our stationary engine families in response to market demand,upgrades to our stationary solution and vehicular software to increase functionality and field performance. In addition, amortization of capitalized software costs increased approximately $65,000 during the fiscal year ended September 30, 2014 as the result of increased EPA approvals over the past two years.
Selling, general and administrative expenses for the fiscal year ended September 30, 2014 decreased $401,783 or 9% to $4,195,528 as compared to $4,597,311 for the fiscal yearended September 30, 2013. The decrease was primarily attributable to approximately $425,000 of one-time, non-cash amortization expense associated with the WheelTime member incentive warrants which vested during the fiscal year ended September 30, 2013.
During the fiscal year ended September 30, 2014, interest and financing expense increased $31,395 or 20% to $190,234 as compared to $158,839 for the fiscal year ended September 30, 2013.
Our net loss for the fiscal year ended September 30, 2014 increased $249,017 or 12% to $2,291,936 or ($0.05) per basic share as compared to a net loss of $2,042,919 or ($0.04) per basic share for the fiscal year ended September 30, 2013. The calculation of net loss per share available for Common shareholders for the twelve months ended September 30, 2014 and 2013, reflects the inclusion of convertible preferred stock dividends paid of $958,178 and $883,370, respectively.
Liquidity and Capital Resources
As of September 30, 2014, we had $426,420 in cash, cash equivalents and restricted certificates of deposit and working capital of $681,335. Based on our fiscal 2015 operating budget, cash on hand at September 30, 2014, our new extended and expanded Iowa State Bank credit facility, our recently completed $2,000,000 private placement of Series B 10% Convertible Preferred and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2015 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Our Consolidated Statements of Cash Flows reflect events for the fiscal years ended September 30, 2014 and 2013 as they affect our liquidity. During the fiscal year ended September 30, 2014, net cash used in operating activities was $1,272,211. Our net loss for the fiscal year ended September 30, 2014 was $2,291,936 while our cash flow was positively impacted by non-cash expenses of$966,219 of depreciation, amortization, stock compensation expense and deferred financing costs. During the fiscal year ended September 30, 2013, net cash used by operations was $1,797,928. Our net loss for the fiscal year ended September 30, 2013 was $2,042,919 with our cash flow being positively impacted by non-cash expenses and changes to our working capital of $794,801 of depreciation, stock compensation expense and amortization.
Net cash used in investing activities was and $584,601 and $2,948,900 for fiscal years ending September 30, 2014 and September 30, 2013, respectively, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications and the purchase of equipment.
Net cash provided by financing activities was $299,063 for the fiscal year ended September 30, 2014, reflecting the net advances from our line of credit, which was offset by note repayments and the payment of $569,369 in cash dividends associated with our 10% Convertible Preferred Stock. Net cash provided by financing activities was $2,007,512 during the fiscal year ended September 30, 2013, reflecting the proceeds of approximately $2,646,279 from the sale of our convertible preferred stock, which was offset by the payment of $434,211 in cash dividends associated with our convertible preferred stock.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We have generally been unaffected by interest rate changes because we do notmaintain any floating-rate debt.

Off-Balance Sheet Arrangements
We lease our Iowa facilities under a non-cancelable short term operating lease which is described in Note 7 to our Consolidated Financial Statements.
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
Bill and Hold Arrangements. On occasion, we recognize revenue on a "bill-and-hold" basis in accordance with the authoritative guidance. Under "bill-and-hold" arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for "bill-and-hold" treatment, the product is segregated from other inventory, and no further performance obligations exist.

Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U. S. generally accepted accounting principles. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the prospective effects, of adopting this guidance.

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)

ASU 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2014-16, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the prospective effects of adopting this guidance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.        Financial Statements and Supplementary Data
For information required with respect to this Item, see “Consolidated Financial Statements” on pages 31 through 52 of this report.

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Our chief executive officer and chief financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2014 and concluded that it is effective.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Maurice E. Needham	74	Chairman of the Board of Directors
Lyle Jensen	63	Chief Executive Officer; President; Director
Charles E. Coppa	51	Chief Financial Officer; Treasurer; Secretary
Lew F. Boyd	69	Director
Neil Braverman	75	Director
Jamie Weston	49	Director
Raymond L.M. Wong	61	Director
Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The holders of the 10% Convertible Preferred Stock have the right to elect three members of our Board of Directors; the holders of the Common Stock have the right to elect three members of the Board of Directors; and the holders of the Common Stock and the 10% Convertible Preferred Stock, voting together as a single class, have the right to elect the balance of the total number of directors. The officers are appointed by and serve at the discretion of the Board of Directors.

All outside directors receive $5,000 per quarter as board compensation. Messrs. Weston and Wong have agreed to forgo their quarterly retainers.
We have established an Audit Committee consisting of Mr. Weston (Chair) and Mr. Wong, and a Compensation Committee consisting of Messrs. Boyd (Chair), Needham,Weston and Braverman. Our Board of Directors has determined that Mr. Weston is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.
MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He previously served as a Director of Comtel Holdings, an electronics contract manufacturer. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. We believe that Mr. Needham's extensive business, operational and management experience, including his over nineteen years with our company give him the qualifications and skills to serve as a director and member of the Compensation Committee.
LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly ten year tenure with our company.
CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company. From 1985 to 1990 Mr. Coppa was as an auditor with Grant Thornton where he obtained his CPA designation. The Board of Directors believes Mr. Coppa has the necessary qualifications and skills to serve as Chief Financial Officer based on his financial and management expertise he has cultivated during his nearly eighteen year tenure with the company.
LEW F. BOYD has been a Director since August 1994. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the Renewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology. The Board of Directors believes that Mr. Boyd's extensive business and executive recruitment experience, including his over eighteen years with our company, give him the qualifications and skills to serve as a director and Chairman of the Compensation Committee.
NEIL BRAVERMAN has been a Director since April 30, 2012. Mr. Braverman is the founder of Associated Private Equity. He previously founded and was co-Chairman of Safeskin Corporation, the leading manufacturer of latex/synthetic gloves to the healthcare and electronic markets, which was sold to Kimberly Clark Corporation in 1999. Prior to Safeskin Corporation, Mr. Braverman founded Paramount Oil Corporation, a manufacturer of motor and industrial oils. During his career, Mr. Braverman founded and managed numerous real estate investments and manufacturing firms. He began his entrepreneur career founding and building the largest wig company in the U.S., which was sold to U.S. Industries. The Board of Directors believes Mr. Braverman's extensive business and management experience give him the qualifications and skills to serve as a director.
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

Item 11.    Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2014 and 2013, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2014 and 2013.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Compensation (1)	Total
Lyle Jensen, Chief Executive Officer	2014	$262,500	$—	$—	$43,530	$306,030
	2013	$262,500	$—	$—	$25,882	$288,382

Charles Coppa, Chief Financial Officer	2014	$170,000	$—	$—	$36,622	$206,622
	2013	$170,000	$—	$—	$22,095	$192,095

(1)
Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances. In addition, during fiscal 2014, Messrs. Jensen and Coppa agreed to take $20,192 and $13,371, respectively of accrued vacation pay and purchase an aggregate of 44,500 shares of our Common Stock with the net proceeds.

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
Mr. Jensen did not receive any incentive compensation during fiscal years 2014 or 2013.
Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary to $170,000 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa's employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa did not receive any incentive compensation during fiscal years 2014 or 2013.
Outstanding Equity Awards
The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2014:

Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable Unexercisable		Exercise Price Per Share	Option Expiration Date
Lyle Jensen	June 15, 2005 (1)	2,000	—	$0.51	June 15, 2015
	April 12, 2006 (2)	500,000	—	$0.28	April 12, 2016
	December 18, 2006 (2)	100,000	—	$0.35	December 18, 2016
	December 29, 2006 (3)	25,000	—	$0.36	December 29, 2016
	February 8, 2008 (3)	100,000	—	$0.34	February 8, 2018
	September 30, 2008 (3)	100,000	—	$0.33	September 30, 2018
	November 17, 2008 (2)	100,000	—	$0.33	November 17, 2018
	June 8, 2009 (3)	100,000	—	$0.22	June 8, 2019
	June 27, 2011 (3)	15,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

Charles Coppa	June 6, 2006 (2)	137,000	—	$0.36	June 6, 2016
	September 28, 2007 (2)	45,000	—	$0.35	September 28, 2017
	November 18, 2008 (2)	100,000	—	$0.35	November 18, 2018
	June 8, 2009 (2)	200,000	—	$0.22	June 8, 2019
	March 4, 2010 (2)	80,000	20,000	$0.36	March 4, 2020
	December 16, 2010 (3)	25,000	—	$0.45	December 16, 2020
	June 27, 2011 (3)	50,000	—	$0.80	June 27, 2021
	January 18, 2012 (3)	50,000	—	$0.48	January 18, 2022

(1)	These options were granted under the 1996 Non Employee Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

(2)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(3)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.

Director Compensation
The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2014:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards	All Other Compensation(2)	Total
Maurice Needham	$—	$—	$112,174	$112,174
Lew Boyd	20,000	—		20,000
Neil Braverman	20,000	—	—	20,000
Raymond L.M. Wong	—	—		—
Jamie Weston	—	—		—

(1)	All non-employee directors receive a quarterly board fee of $5,000 per quarter with the exception of Messrs. Wong and Weston who have agreed to forgo their quarterly retainers.

(2)	During fiscal year 2014, we paid Mr. Needham $112,174 relating to salary ($92,000), health and life insurance ($11,174) and auto allowance ($9,000).
As of September 30, 2014, each Director who is not a named executive officer for the fiscal year ended September 30, 2014 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maurice Needham	850,000
Lew Boyd	340,000
Neil Braverman	50,000
Raymond L.M. Wong	—
Jamie Weston	—
Stock Option Plans
Our shareholders have approved the 2005 Stock Option Plan (the “2005 Plan”) under which we are authorized to grant options to purchase up to 6,000,000 shares. Options granted under the 2005 Plan may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.
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
During the fiscal year ended September 30, 2014, 100,000 options were granted under the 2005 Plan at exercise prices ranging from $.58 to $.69 per share. As of September 30, 2014, there were 3,802,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.23 to $0.80.

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
As of September 30, 2014, options to purchase 4,000 are outstanding and exercisable at $0.51 per share. During the fiscal year, options to purchase 4,000 shares of our Common Stock at $1.10 per share expired unexercised.
Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2014 and 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2014:

•	by each of our directors and executive officers;

•	by all of our directors and executive officers as a group; and

•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.
Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2014, 50,735,050 shares of our common stock were issued and outstanding.
Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Maurice Needham (3)	2,218,339	4.30%
Lyle Jensen (4)	1,852,747	3.57%
Charles E. Coppa (5)	1,280,557	2.49%
Lew F. Boyd (6)	708,178	1.39%
Neil Braverman (7)	6,735,352	11.72%
Jamie Weston (8) (10)	3,478,285	6.42%
Raymond L.M. Wong (9) (10)	3,478,285	6.42%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
SMC Reserve Fund II (11)	10,913,536	17.77%
SMC Select Co-Investment Fund I (12)	7,149,325	12.45%
Associated Private Equity (13)	6,690,352	11.66%
Ronald H. Muhlenkamp (14)	5,004,146	9.03%
SMC Employee Partnership (15)	3,478,285	6.44%
Next View Capital (16)	2,753,333	5.15%
SMC Reserve Fund II Offshore (17)	2,728,383	5.11%

_____________________________

(1)	Except as noted, each person's address is care of American Power Group Corporation, 7 Kimball Lane, Building A, Lynnfield, MA 01940.

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

(3)	Includes 830,000 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.

(4)	Includes 1,092,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(5)	Includes 687,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(6)	Includes 342,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(7)
Mr. Braverman is a member of Associated Private Equity, LLC, a Delaware limited liability company (“Associated”), an entity that beneficially owns 6,690,352 shares of Common Stock which includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by Associated, 3,333,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by Associated and 23,686 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman's address is c/o Pathstone Family Office, 1 Bridge Plaza, Suite 550, Fort Lee, NJ 07024.

(8)
Mr. Weston is a partner of SMC EP, an entity that beneficially owns 3,478,285 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 211,619 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Weston may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Mr. Weston disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Weston's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(9)
Mr. Wong is a partner of SMC EP, a New York limited partnership (“SMC EP”), an entity that beneficially owns 3,478,285 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 211,619 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Wong may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Dr. Faliks disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Wong's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(10)
The shares held by SMC EP and considered to be beneficially owned by both Mr. Wong and Mr. Weston are included once for purposes of calculating the total shares beneficially owned by all officers and directors as a group.

(11)
Includes 5,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 5,333,333 shares of Common Stock issuable upon exercise of warrants and 246,870 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(12)
Includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 482,659 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(13)
Includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 23,686 shares of Common Stock issued for

Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address c/o Pathstone Family Office, 1 Bridge Plaza, Suite 550, Fort Lee, NJ 07024.
(14) Includes 2,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,333,333 shares of Common Stock issuable upon exercise of warrants and 337,480 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 725 Three Degree Road, Butler, Pennsylvania 16002.

(15)
Includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,633,333 shares of Common Stock issuable upon exercise of warrants and 211,619 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

(16)
Includes 2,753,333 shares of Common Stock issuable upon exercise of warrants. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is c/o JAN Management 600 N. Central Ave, Suite 365,Highland Park, IL 60035.

(17)
Includes 1,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon exercise of warrants and 61,717 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 65 East 55th Street, 33rd Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans
For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2014, see Note 8 (“Stockholders' Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation - Employment Agreements", above, and “Certain Relationships and Related Transactions and Director Independence”, below.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
In June 2009 we entered into an Exclusive Patent License Agreement between our company and M & R Development Inc., (“M&R”) which is currently co-owned by one of our American Power Group employees. Pursuant to the license, we acquired the exclusive worldwide right to commercialize M&R's patented dual fuel alternative energy technology.
In April 2012, we entered into an amendment to the patent license agreement. The amendment amends the royalty provisions in the license to modify the calculation of the royalty payments and to amend the timing of the royalty payments. Under the provisions of this amendment, effective April 1, 2012 the monthly royalty amount due to M&R becamethe lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties aredue if cumulative EBITDA is less than zero. During the fiscal years ended September 30, 2014 and 2013 no license fees were due to M&R.
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $797,387. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license that can be applied to the outstanding principal and interest payments to 50% of the royalty payments due to M & R and defer all interest and principal payments due under the note through the end of calendar 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest but M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of September 30, 2014. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. As of September 30, 2014, accrued interest due under the note was $105,134.

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R. On May 1, 2012, we executed a three year lease with M&R. Under the terms of the lease, monthly rental payments of $10,000 on a triple net basis are required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase. In April 2014, we notified M&R of our intent to extend for an additional two year term. For the fiscal years ended September 30, 2014 and 2013, total related party rental expense in connection with non-cancellable real estate leases amounted to $148,094 and $142,297, respectively.
In September and October 2010, Charles Coppa, our Chief Financial Officer and former director loaned us a total of $323,500 in connection with a private placement of 12% six-month promissory notes. In October 2011, Lyle Jensen, our President and Chief Executive Officer, loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, these officers and former director agreed to extend the maturity of their notes until April 30, 2014 and reduce their interest rate to 8%. During fiscal 2014, Messrs. Coppa and Jensen agreed to extend the maturity of their notes, totaling $200,000 to October 1, 2015 and the holder of the former director's note agreed to payments of $15,000 per month starting May 15, 2014 with the remaining balance due September 30, 2014. The former director's note balance was paid off in October 2014 and Mr. Jensen's loan was paid off in conjunction with our October 2014 refinancing of our credit facility with our primary lender, Iowa State Bank.
During fiscal 2014, Messrs. Jensen and Coppa agreed to take 44,500 shares of our Common Stock (valued at $27,359) in lieu of amounts due them for services rendered.
All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.
Independence of the Board of Directors
 The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and has determined that, each of Messrs. Needham, Boyd, Braverman,Weston and Wong qualified as “independent" as of September 30, 2014.
The Board of Directors has determined that each of Messrs. Needham, Boyd, Braverman,Weston and Wong were independent as of September 30, 2014 as defined under the NYSE Alternext US Rules, including, in the case of members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act.

Item 14.     Principal Accounting Fees and Services
The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ending September 30, 2014 and 2013.
In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2014 and 2013. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.
         Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2014 and 2013 and (2) the review of the financial statements included in our company's Form 10-Q filings for fiscal years 2014 and 2013 were $134,200 and $129,911, respectively.
          Audit-Related Fees. There were no audit-related fees billed in fiscal years 2014 and 2013 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements. Services rendered in this category may consist of financial accounting and reporting consultations and assurance services on specific transactions.
          Tax Fees. The aggregate fees billed in fiscal years 2014 and 2013 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $23,380 and $24,050 respectively.
          All Other Fees. There were no other fees billed during fiscal years 2014 and 2013 by SDKAS.
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
During fiscal years 2014 and 2013, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 31.
(b)     The following exhibits are filed with this report:

Exhibit No.		Description
3.1 † **	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 (1)	—	By-laws of GreenMan Technologies, Inc.
4.1 **	—	Specimen certificate of Common Stock of American Power Group Corporation
10.1 (2)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (3)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.3 (4)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.4 (5)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.5 (4)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.6 (6)	—	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.
10.7 (7)	—	2005 Stock Option Plan, as amended*
10.8 (8)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.9 (9)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.10 (10)	—	Amendment No. 1, dated February 28, 2006, to Lease Agreement dated April 2, 2001, between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.
10.11 (11)	—	Business Loan Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank
10.12 (11)	—	Commitment Letter dated October 21, 2014, between American Power Group, Inc. and Iowa State Bank
10.13 (11)	—	Commercial Security Agreement dated as of October 27, 2014 between American Power Group, Inc. and Iowa State Bank
10.14 (11)	—	Term Promissory Note in the principal amount of $2,746,752.43, dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank
10.15 (11)	—	Revolving Promissory Note dated as of October 27, 2014 issued by American Power Group, Inc. in favor of Iowa State Bank
10.16 (12)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank

10.17 (12)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.18 (13)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.19 (14)	—	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.20 (14)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.21 (15)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.22 (13)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.23 (16)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.24 (17)	—	Amended and Restated Unsecured Promissory Note dated as of April 30, 2014, issued by American Power Group Corporation in favor of the Allen Kahn Revocable Trust AKA Allen Kahn, M.D. Revocable Trust
10.25 (14)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.26 (14)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.27 (15)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.28 (13)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.29 (16)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.30 (17)	—
Amendment No. 2 dated April 30, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.31 (18)	—
Amendment No. 3 dated September 24, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.32 (13)	—	Promissory Note dated October 12, 2011 between American Power Group, Inc. and Lyle Jensen
10.33 (13)	—	Extension Agreement dated November 27, 2011 between American Power Group, Inc. and Lyle Jensen
10.34 (16)	—	Amendment No. 1 dated April 27, 2012, to Promissory Note dated as of October 12, 2011, issued by GreenMan Technologies, Inc. in favor of Lyle Jensen
10.35 (17)	—	Amendment No. 2 dated April 30, 2014, to Promissory Note dated as of October 12, 2011, issued by American Power Group, Inc. in favor of Lyle Jensen
10.36 (18)	—	Amendment No. 3 dated September 24, 2014, to Promissory Note dated as of October 12, 2011, issued by American Power Group, Inc. in favor of Lyle Jensen
10.37 (19)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.38 (13)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in November 2011
10.39 (20)	—	Securities Purchase Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.40 (21)	—
Stockholder Consent and Amendment to Securities Purchase Agreement, amending the Securities Purchase Agreement dated April 30, 2012 between American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the purchasers named therein

10.41 (16)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement, dated April 30, 2012
10.42 (16)	—	Form of Additional Investment Right, dated April 30, 2012
10.43 (20)	—	Registration Rights Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.44 (20)	—	Voting Agreement between GreenMan Technologies, Inc. and the investors named therein, dated April 30, 2012
10.45 (20)	—	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
10.46 (21)	—	Securities Purchase Agreement between American Power Group Corporation and an investor, dated November 26, 2014
10.47 (21)	—	Form of Warrant issued to the investor, dated November 26, 2014
10.48 (22)	—	National Distributor and Master Marketing Agreement between American Power Group, Inc. and WheelTime Network LLC, dated as of November 27, 2012
10.49 (22)	—	Common Stock Purchase Warrant issued to WheelTime Network LLC, dated November 27, 2012
10.50 (23)	—	Lease - Business Property dated May 1, 2012, between M & R Development, Inc. and American Power Group, Inc.
10.51 (24)	—	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
10.52 (25)	—
Amendment No. 2 dated June 30, 2011, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

10.53 (16)	—
Amendment No. 3 dated April 27, 2012, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

10.54 (1)	—
Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group (formerly known as GreenMan Alternative Energy, Inc.)

10.55 (16)	—
Amendment No. 1 dated April 27, 2012, to Amended and Restated Promissory Note dated as of December 1, 2009, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.)

21.1 (26)	—	List of All Subsidiaries
31.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2***	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS****	—	XBRL Instance Document
101.SCH****	—	XBRL Taxonomy Extension Schema Document
101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF****	—	XBRL Taxonomy Extension Definition Document
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-K for the Fiscal Year Ended September 30, 2011 and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated October 31, 2014 and filed November 6, 2014, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2011 and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 25, 2012 and filed May 2, 2012, and incorporated herein by reference.

(17)	Filed as an Exhibit to American Power Group Corporation’s Current Report, as amended, on Form 8-K/A dated April 30, 2014 and filed May 28, 2014, and incorporated herein by reference.

(18)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated September 24, 2014 and filed September 26, 2014, and incorporated herein by reference.

(19)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter ended March 31, 2011.

(20)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.’s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(21)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated November 25, 2014 and filed December 2, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated November 27, 2012 and filed November 30, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(25)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 30, 2011 and filed July 7, 2011, and incorporated herein by reference.

(26)	Filed as an Exhibit to American Power Group Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and incorporated herein by reference.

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

American Power Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Power Group Corporation
Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Group Corporation and subsidiaries as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
December 22, 2014

American Power Group Corporation
Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$126,420	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $120,393 as of September 30, 2014 and September 30, 2013	1,713,639	1,612,280
Inventory	794,211	908,059
Prepaid expenses	145,604	150,816
Other current assets	30,971	48,472
Assets related to discontinued operations	—	66,922
Total current assets	3,110,845	4,770,718
Property, plant and equipment, net	831,782	929,821
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	241,667	291,667
Purchased technology, net	241,667	291,667
Software development costs, net	3,118,798	3,180,804
Other	179,001	134,469
Total other assets	4,578,520	4,695,994
	$8,521,147	$10,396,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,011,644	$1,086,347
Accrued expenses	904,298	914,023
Billings in excess of cost	—	7,533
Notes payable, current	246,550	106,972
Notes payable, related parties, current	198,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,429,510	2,656,893
Notes payable, net of current portion	2,364,431	1,490,160
Notes payable, related parties, net of current portion	200,000	—
Obligations due under lease settlement, net of current portion	505,540	505,540
Total liabilities	5,499,481	4,652,593

Stockholders' equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at September 30, 2014 and 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,735,050 shares and 48,375,316 issued and outstanding at September 30, 2014 and 2013	507,351	483,753
Additional paid-in capital	67,075,152	66,570,909
Accumulated deficit	(64,561,778)	(61,311,664)
Total stockholders’ equity	3,021,666	5,743,940
	$8,521,147	$10,396,533

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Operations

	Years Ended September 30,
	2014	2013
Net sales	$6,287,633	$7,017,122
Cost of sales	4,081,057	4,290,995
Gross profit	2,206,576	2,726,127
Operating expenses
Selling, general and administrative	4,195,528	4,597,311
Operating loss from continuing operations	(1,988,952)	(1,871,184)
Non operating (expense) income
Interest and financing costs	(190,234)	(158,839)
Interest income	44,530	46,688
Other, net	(157,280)	(126,506)
Non operating expense, net	(302,984)	(238,657)
Loss from continuing operations	(2,291,936)	(2,109,841)
Discontinued operations
Income from discontinued operations, net of taxes	—	66,922
	—	66,922
Net loss	(2,291,936)	(2,042,919)
10% Convertible Preferred stock dividends	(958,178)	(883,370)
Net loss available to common stockholders	$(3,250,114)	$(2,926,289)

Loss from continuing operations per share – basic and diluted	$(0.05)	$(0.04)
Income from discontinued operations per share - basic and diluted	—	—
Net loss per Common share - 10% Preferred Stock dividend	(0.02)	(0.02)
Net loss attributable to Common stockholders - basic and diluted	$(0.07)	$(0.06)

Weighted average Common shares outstanding - basic and diluted	49,593,915	46,480,848

 See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 30, 2014 and 2013

	10% Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$4,976,891
Compensation expense associated with stock options	—	—	—	—	127,000	—	127,000
Common stock issued upon option exercise	—	—	507,275	5,073	24,405	—	29,478
Warrants issued	—	—	—	—	441,422	—	441,422
Sale of 10% Convertible Preferred stock, net of fees	274	274	—	—	2,646,005	—	2,646,279
Common Stock issued upon Preferred Stock conversion	(91)	(91)	2,283,960	22,840	(22,749)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	663,901	6,639	442,520	(449,159)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(434,211)	(434,211)
Net loss for fiscal year ended September 30, 2013	—	—	—	—	—	(2,042,919)	(2,042,919)
Balance, September 30, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Compensation expense associated with stock options	—	—	—	—	71,590	—	71,590
Common stock issued upon option exercise			1,802,132	18,022	40,196		58,218
Common stock issued for services rendered			44,500	445	26,914		27,359
Warrants issued			—	—	9,530		9,530
Common Stock issued upon Preferred Stock conversion	(1)	(1)	8,870	89	(88)		—
Additional fees related to issuance of 10% Convertible Preferred Stock					(27,666)		(27,666)
Common stock issued for 10% Convertible Preferred stock dividend			504,232	5,042	383,767	(388,809)	—
10% Convertible Preferred stock dividend paid in cash						(569,369)	(569,369)
Net loss for fiscal year ended September 30, 2014						(2,291,936)	(2,291,936)
Balance, September 30, 2014	941	$941	50,735,050	$507,351	$67,075,152	$(64,561,778)	$3,021,666

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,291,936)	$(2,042,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation allowance	27,556	44,073
(Gain) loss on disposal of property, plant, and equipment	(12,743)	680
(Gain) loss on discontinued operations	—	(66,922)
Shares issued for services rendered	27,359	—
Warrants issued for services rendered	9,530	441,422
Depreciation expense	332,038	268,418
Amortization of deferred financing costs	10,244	25,685
Stock compensation expense	71,590	127,000
Provision for bad debts	—	120,393
Amortization of software development costs	452,347	273,700
Amortization of long term contracts	50,000	49,999
Amortization of purchased technology	50,000	49,999
(Increase) decrease in assets:
Accounts receivable	(101,359)	(1,300,595)
Inventory	86,292	(488,579)
Costs in excess of billings	—	62,667
Prepaid and other current assets	180,360	118,779
Other assets	(44,532)	(63,902)
(Decrease) increase in liabilities:
Accounts payable	(101,699)	322,832
Billings in excess of costs	(7,533)	5,725
Accrued expenses	(9,725)	253,617
Net cash used in operating activities	(1,272,211)	(1,797,928)
Cash flows from investing activities:
Proceeds from sale and disposal of property, plant and equipment	24,400	400
Purchase of property and equipment	(242,769)	(860,397)
Software development costs	(366,232)	(2,088,903)
Net cash used in investing activities	(584,601)	(2,948,900)
Cash flows from financing activities:
Proceeds from notes payable	1,079,890	97,250
Repayment of notes payable, related party	(75,000)	—
Repayment of notes payable	(157,010)	(297,534)
Proceeds from exercise of stock options	58,218	29,478
Payment made for fees related to 10% Convertible Preferred stock	(27,666)	—
Deferred financing costs	(10,000)	(33,750)
Payment of cash dividend on 10% convertible preferred stock	(569,369)	(434,211)
Net proceeds on issuance of 10% convertible preferred stock	—	2,646,279
Net cash provided by financing activities	299,063	2,007,512
Net (decrease) increase in cash and cash equivalents	(1,557,749)	(2,739,316)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of year	$126,420	$1,684,169

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2014	2013

Supplemental disclosure of cash flow information:
Interest paid	$162,933	$151,030

Supplemental disclosure of non-cash financing activities:
Software development costs included in accounts payable and accrued expenses	$24,109	$56,000
Fixed asset costs included in accounts payable	2,887	—
Insurance premiums financed with short-term debt	90,969	101,895
Dividends paid on preferred stock through issuance of common stock	388,809	449,159

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Notes to Consolidated Financial Statements
1.    Summary of Significant Accounting Policies
APG (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.
Recent Developments
On October 27, 2014, we entered into loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due an officer of the Company. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. (See Note 6)
On November 28, 2014, we completed a private placement for $2 million of 10% Series B Convertible Preferred Stock with an accredited investor. (See Note 13)
On December 8, 2014, we were notified by the Environmental Protection Agency ("EPA") of our first 28 approvals under the Inside Useful Life ("IUL") designation which is defined as vehicular engines older than 2 years but having less than 435,000 miles which are principally engine family years 2010 and newer that utilize the OEM selective catalyst reduction technology. We believe that of the approximate 3.5 - 4 million Class 8 trucks operating in North America that an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
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
As of September 30, 2014, we had $426,420 in cash, cash equivalents and restricted certificates of deposit and working capital of $681,335. Based on our fiscal 2015 operating budget, cash on hand at September 30, 2014, our new extended and expanded Iowa State Bank credit facility, our recently completed $2,000,000 private placement of Series B 10% Convertible Preferred and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the end of calendar 2015 without the need to materially modify our operating plan.We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the evaluation of intangible assets, the valuation reserve on inventory, the value of our lease settlement obligation, the warranty accrual and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2014.
Cash Equivalents
Cash equivalents include short-term investments with original maturities of three months or less.
Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of fiscal year ended September 30, 2014 and 2013, respectively, we have pledged a $300,000 certificate of deposit as collateral for two loans currently outstanding with Iowa State Bank.
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
Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. As of September 30, 2014 and September 30, 2013, respectively, we had recorded inventory valuation allowance of $71,629 and $44,073.
Inventory consists of the following:

	September 30, 2014	September 30, 2013
Raw materials, net of valuation allowance	$694,479	$895,905
Work in progress	30,913	11,423
Finished goods	68,819	731
Total inventory	$794,211	$908,059
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $181,345 and $171,362 for the fiscal year ended September 30, 2014 and 2013, respectively.
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
Bill and Hold Arrangements. On occasion, we recognize revenue on a "bill-and-hold" basis in accordance with the authoritative guidance. Under "bill-and-hold" arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for "bill-and-hold" treatment, the product is segregated from other inventory, and no further performance obligations exist.
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
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements and has approximately $42,000 of accrued interest and penalties relating to state income taxes associated with an inactive subsidiary. The Company with few exceptions, is no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2011.
Stock-Based Compensation
The Company measures and recognizes compensation cost for all share-based awards based on the grant-date fair value estimated using the Black-Scholes option pricing model. We have estimated for forfeitures in determining expected terms on stock options for calculating expense. Amortization of stock compensation expense was $71,590 and $127,000 for the fiscal year ended September 30, 2014 and 2013, respectively. The unamortized compensation expense at September 30, 2014 was $66,257 and will be amortized over a weighted average remaining amortizable life of approximately 3.0 years.
The fair value of each option grant during the year ended September 30, 2014 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1.5%; expected volatility based on historical trading information of approximately 56% and expected terms of 4 to 5 years.
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
In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $100,000 for the fiscal years ended September 30, 2014 and 2013. Accumulated amortization was $516,666 and $416,666 at September 30, 2014 and 2013, respectively.
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

During fiscal year 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when each engine family is available for general release to customers. As of September 30, 2014, we have capitalized $3,888,028 of development costs associated with our Outside Useful Life ("OUL") ($1,801,506) and Inside Useful Life ("IUL") ($2,086,522) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the fiscal years ended September 30, 2014 and 2013, respectively, were $452,347 and $273,700.

Amortization expense associated with related intangibles during the next five years and thereafter is anticipated to be:

Years ending September 30:	Contracts	Technology	Software Development	Total
2015	$50,000	$50,000	$607,344	$707,344
2016	50,000	50,000	658,376	758,376
2017	50,000	50,000	637,672	737,672
2018	50,000	50,000	455,194	555,194
2019	41,667	41,667	276,794	360,128
2020 and thereafter	—	—	483,418	483,418
	$241,667	$241,667	$3,118,798	$3,602,132
Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision on a quarterly basis and we may adjust this provision if necessary. The increase in warranty reserve at September 30, 2014 is attributable to the increase in units sold and specific new product development initiatives during fiscal 2014.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2014	September 30, 2013
Warranty accrual at the beginning of the period	$118,591	$18,306
Charged to costs and expenses relating to new sales	212,033	146,594
Costs of product warranty claims	(109,062)	(46,309)
Warranty accrual at the end of period	$221,562	$118,591
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

Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2014-09 provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U. S. generally accepted accounting principles. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the prospective effects, of adopting this guidance.

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)

ASU 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ASU 2014-16, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the prospective effects of adopting this guidance.

Reclassification
Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net loss per share is ($.07) and ($.06) for the years ended September 30, 2014 and 2013, respectively, do not include the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants since their inclusion would be anti-dilutive. The calculation of diluted net loss per share above excludes 30,199,294 and 34,201,803 options and warrants that are outstanding at September 30, 2014 and 2013, respectively, and 23,536,120 and 23,544,990 shares issuable upon conversion of Preferred Stock at September 30, 2014 and 2013, respectively. Due to our operating at a loss, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares. In addition, in November 2014, we issued $2 million of Series B 10% Convertible Preferred Stock which if converted would result in the issuance of 5 million additional shares of Common Stock. We also issued the investor warrants to purchase 5 million shares of Common Stock in conjunction with issuance of the Series B 10% Convertible Preferred Stock.
2.     Discontinued Operations
During September 2013, we were notified of a refund of previously paid insurance premiums associated with former discontinued operations and as a result recorded income from discontinued operations of $66,922 for the twelve months ended September 30, 2013.
Net gain or loss from our discontinued operations for the twelve months ended September 30 were as follows:

	September 30, 2014	September 30, 2013
Income (loss) from discontinued operations, net of taxes	$—	$66,922

3.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2014	September 30, 2013	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,653,127	1,431,871	3 – 7 years
Less accumulated depreciation	(948,432)	(629,137)
Machinery and equipment, net	$831,782	$929,821
4. Contracts in Progress
Contracts in progress consist of the following:

	September 30, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$—	$14,572
Estimated earnings on contracts in progress	—	25,387
	—	39,959
Less billings on contracts in progress	—	47,492
	$—	$(7,533)
Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	7,533
	$—	$(7,533)
5. Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, including the name American Power Group (excluding its dual fuel patent), we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to the Company, in the principal amount of $797,387. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license that can be applied to the outstanding principal and interest payments to 50% of the royalty payments due to M & R and defer all interest and principal payments due under the note through the end of calendar 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest but M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of September 30, 2014. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. As of September 30, 2014, accrued interest due under the note was $105,134.

6.     Notes Payable/Credit Facilities

Credit Facilities

Notes payable consists of the following at:	September 30, 2014	September 30, 2013
Term notes payable, Iowa State Bank, secured by a $300,000 certificate of deposit and 2 million shares of common stock, with a rate of 7% and principal due April 1, 2015	$2,500,000	$1,420,110
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.4% to 7.7% and requiring monthly payments from $305 to $1,162 and due dates ranging from August 2014 to February 2018	70,050	131,203
Other unsecured term note payable with interest rate at 5.95%, requiring monthly payments of principal and interest with a due date of February 27, 2015	40,931	45,819
	2,610,981	1,597,132
Less current portion	(246,550)	(106,972)
Notes payable, non-current portion	$2,364,431	$1,490,160
The following is a summary of maturities of carrying values of all notes payable as it relates to the refinancing terms agreed to on October 27, 2014:

Years Ending September 30:
2015	$246,550
2016	336,406
2017	365,289
2018	396,044
2019 and beyond	1,266,692
$2,610,981
On October 27, 2014, we entered into loan agreement and new working capital line of credit (collectively referred to as the "Credit Facility") with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due to an officer of the Company. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. The maximum amount APG may borrow from time to time under the line of credit is equal to lesser of (i) the sum of (x) 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, (y) 50% of the value of our inventory, and (z) $300,000; or (ii) $500,000. All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. As of September 30, 2014, we had sufficient collateral to borrow an additional $500,000 under the terms of new working capital line of credit.
Our obligations under the Credit Facility continue to be secured by the grant of a first priority security interest in all of our assets. We have guaranteed the obligation and have secured that guarantee by granting Iowa State Bank a security interest in a $300,000 certificate of deposit and certain additional collateral. In addition, we have agreed under the terms of a stock transfer agreement that if we fail to pay any portion of the outstanding amounts when due, we will issue to Iowa State Bank that number of shares of common stock which is equal in value to the outstanding balance due. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of the common stock under the stock transfer agreement. In addition, two directors and two officers have each pledged 125,000 shares of our common stock as additional collateral for the Credit Facility.
The Credit Facility requires us to maintain a current ratio of 1.00 and a minimum adjusted debt-to-worth ratio of 2.5, such ratios to be tested monthly. Amounts borrowed under the Credit Facility are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the Credit Facility; (ii) any failure to keep the collateral insured; (iii) any default under any of the documents related to the Credit Facility; (iv) any attempt by any other creditor to collect any indebtedness through court proceedings; (v) any assignment for the benefit of creditors by us, or our insolvency ; (vi) the institution of certain bankruptcy proceedings by or against us; (vii) any breach of any covenant in the documents related to the Credit Facility; and (viii) any other occurrence that either significantly impairs the value of the collateral or causes Iowa State Bank to reasonably believe that they will have difficultly collecting the amounts borrowed under the Credit Facility.

Note Payable-Related Party- Other
The following is a summary of unsecured notes payable-related party at:

	September 30, 2014	September 30, 2013
Former director 8% promissory note, due September 30, 2014	$198,500	$273,500
Officer's 8% promissory note	200,000	200,000
	$398,500	$473,500
In October 2014, we paid the estate of our former director the remaining principal balance of $198,500 and on October 27, 2014, the $150,000 note due to an Officer was paid from the proceeds of our new 82 month term note with Iowa State Bank.
7.    Commitments and Contingencies
Employment Agreements
We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.
Rental Agreements
We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2014 and 2013, total rental expense in connection with this office space lease amounted to $15,000 per year.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. In April 2014, we renewed for an additional two years the 3 year lease agreement requiring monthly rental payments of $10,260 on a triple net basis. Under the original terms of the lease, monthly rental payments of $10,000 on a triple net basis were required for the first year and then increasing in years two and three by the percentage growth in the Greater Des Moines Consumer Price Index (or equivalent index) for the latest available twelve months prior to the date of the increase.
For the fiscal years ended September 30, 2014 and 2013, total related party rental expense in connection with non-cancellable real estate leases amounted to $146,594 and $142,297, respectively.
The total future minimum rental commitment at September 30, 2014 under the above related party office and warehousing space operating lease is as follows:

Years Ending September 30,
2015	$123,120
2016	123,120
2017	71,820
$318,060
Lease Settlement Obligations
We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. During fiscal 2013 we sublet two portions of the property and currently sublease one portion of the property to to an entity which is paying $7,500 per month on a tenant-at-will basis for the past several fiscal years. During fiscal years 2014 and 2013, we had rental income of $90,000 and $122,600, respectively, associated with the Georgia property and rental expense of $249,215 and $242,017, respectively. We are currently working with the tenant towards a goal of leasing the entire facility from the landlord.
The total future minimum rental obligations at September 30, 2014 under the above real estate operating lease is as follows:

Years Ending September 30,
2015	$211,704
2016	211,704
2017	211,704
$635,112
License Agreement
In April 2012, we amended the Exclusive Patent License Agreement between M&R and us to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales (or 6% of net sales when we have paid $15 million in cumulative royalties) or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than $0. M&R has agreed that once we have paid $15 million in cumulative royalties, we can purchase all rights, title and interest in and to their dual fuel technology for an additional payment of $17.5 million to be made within twelve months thereafter. If we do not exercise the foregoing purchase right during this period, M&R has agreed to assign all dual fuel technology to us upon the receipt of $36 million in cumulative royalty payments.During the fiscal years ended September 30, 2014 and 2013, we incurred license fees to M&R of $0 and $0, respectively.
8.     Stockholders’ Equity
Common Stock
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
During the twelve months ended September 30, 2014, holders exercised options and warrants to purchase an aggregate of 3,334,296 shares of Common Stock at exercise prices ranging from $0.28 to $0.65 utilizing a cashless exercise feature resulting in the net issuance of 1,697,919 shares of Common Stock. In addition, warrants were exercised to purchase 104,213 shares of Common Stock at exercise prices ranging from $0.48 to $0.65.
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
In connection with the private placement, we granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to approximately $2.7 million to buy additional units under the same terms described above. During the twelve months ended September 30, 2013, all investors exercised their additional right to purchase approximately 274 units for net proceeds of $2,646,005 after fees.
During the twelve months ended September 30, 2013, approximately 91 shares of 10% Convertible Preferred Stock were converted into 2,283,960 shares of Common Stock and during the twelve months ended September 30, 2014, 0.35 shares of 10% Convertible Preferred Stock were converted into 8,870 shares of Common Stock. As of September 30, 2014, there were approximately 941 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 23,536,120 shares of Common Stock which had a fair value of approximately $14,122,000 based on the closing price of our Common Stock on September 30, 2014.
During the fiscal years ended September 30, 2014 and 2013, we recorded dividends associated with the 10% Convertible Preferred Stock of $958,178 and $883,370. During the fiscal years ended September 30, 2014 and 2013, we paid cash dividends of $569,369 and $434,211 and issued 504,232 (valued at $338,809) and 663,901 shares of Common Stock (valued at $449,159) in lieu of cash for dividend payments.
2005 Stock Option Plans
The 2005 Stock Option plan (the "2005 Plan") has 6 million shares authorized. The options granted under the 2005 Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. In March 2010, our stockholders approved an increase to the number of shares authorized under the 2005 Plan from 3.5 million to 6 million shares.

During fiscal year 2013, we granted options to employees to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $0.54 per share, which represented the closing price of our stock on the date of each respective grant. The options granted have a ten-year and vest 40,000 shares on date of grant and the balance equally over a four-year period from the date of grant. The fair value of the options at the date of grant in aggregate was $53,580 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 66% and expected term of 4 years.

During fiscal year 2014, we granted options to employees to purchase 100,000 shares of our common stock, in aggregate, at exercise prices ranging from $0.58 to $0.69 per share, which represented the closing price of our stock on the date of the grant. The options granted have a ten-year term with one 50,000 share grant vesting 10,000 shares on date of grant and the balance equally over a four-year period from the date of grant and the other 50,000 share grant vesting equally over a five-year term from date of grant. The fair value of the option at the date of grant in aggregate was $29,490 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 56% and an expected term of 5 years.

	Year Ended		Year Ended
	September 30, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,172,000	$.37	4,062,000	$.36
Granted	100,000.64		200,000.54
Forfeited or expired	(120,000)	.54	(20,000)	.32
Exercised	(350,000)	.36	(70,000)	.30
Outstanding at end of period	3,802,000.37		4,172,000.37
Exercisable at end of period	3,522,000.36		3,406,000.36
Reserved for future grants	1,395,000		1,495,000
Aggregate intrinsic value of exercisable options	$897,730		$1,117,690
Aggregate intrinsic value of all options	$922,730		$1,333,490
Weighted average fair value of options granted during the period		$.29		$.27

Information pertaining to options outstanding under the plan at September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .23 - .80	3,802,000	4.4 years	$.37	3,522,000	4.2 years	$.36
The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2014
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	766,000	$.24
Granted	100,000.29
Vested or terminated	(586,000)	.21
Non-vested at end of period	280,000.21
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
As of September 30, 2014, options to purchase 4,000 shares of our Common Stock are outstanding and exercisable at $0.51 and had a weighted average exercise price of $.81 per share and a weighted average contractual life of .75 years. During the fiscal year ended September 30, 2014, options to purchase 4,000 shares of Common Stock at $1.95 per share expired unexercised. During the fiscal year ended September 30, 2014, two officers agreed to take 44,500 shares of our Common Stock (valued at $27,359) in lieu of amounts due to them for services rendered.

During the fiscal year ended September 30, 2013, options to purchase 8,000 shares of Common Stock at prices ranging from $0.51 to $1.10 per share and had a weighted average exercise price of $.81 per share and a weighted average contractual life of 1.2 years. During the fiscal year ended September 30, 2013, options to purchase 4,000 shares of Common Stock at $1.95 per share expired unexercised.
Warrants and Other Stock Options
Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended		Year Ended
	September 30, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	30,021,803	$.51	22,742,589	$.50
Granted	50,000.59		8,456,656.51
Forfeited, expired, repurchased	(540,000)	.55	(6,000)	.61
Exercised	(3,138,509)	.51	(1,171,442)	.49
Outstanding at end of period	26,393,294.50		30,021,803.51
Exercisable at end of period	26,393,294.50		29,316,803.51
Aggregate intrinsic value of exercisable options /warrants	$2,549,356		$5,136,131
Aggregate intrinsic value of all options/warrants	$2,530,356		$5,215,021
Weighted average fair value of options granted during the period		$.19		$.49

	Warrants/Options Outstanding			Warrants/Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.40 - $0.65	26,393,294	3.2 years	$.50	26,393,294	3.2 years	$.50
Common Stock Reserved
We have reserved common stock at September 30, 2014 as follows:

Stock options reserved for the 2005 Stock Option Plan	3,802,000
Other stock options	104,000
Warrants	26,293,294
Shares issuable upon conversion of preferred stock	23,536,120
53,735,414
Approximately 23.5 million of shares reserved for the warrants relate to the April 2012 Convertible Preferred Stock offering and approximately 1 million shares relate to warrants issued to the Wheel Time Network.
9.     Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2014 and 2013.

10.    Concentrations

Long-lived Assets, Revenues and Revenue by Geographic Areas:
The Company has one location in the United States, where 100% of the long-lived assets are held.
During the fiscal year ended September 30, 2014, approximately 69% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 31% from our dual fuel vehicular applications. During the fiscal year ended September 30, 2013, approximately 80% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 20% from our dual fuel vehicular applications.
Our revenue decreased 10% in fiscal year ended September 30, 2014, as compared to total revenue in the prior fiscal year. Approximately $1.4 million or 24% or stationary revenue last year was associated with additional installation/equipment revenue associated with the full turnkey conversion of multiple engines in the high pressure fracturing market. These conversions were at a higher per unit revenue due to the full turnkey nature of the orders as compared to the more typical sale of just our dual fuel systems.
After consideration of these facts, stationary sales in fiscal year September 30, 2014, increased 3% as compared to the core stationary sales in fiscal year September 30, 2013. Vehicular sales from fiscal year ended September 30, 2014, increased 38% as compared to vehicular sales fiscal year September 30, 2013.

	September 30, 2014	September 30, 2013
Stationary Dual Fuel Systems	$4,356,430	$5,613,989
Vehicular Dual Fuel Systems	1,931,203	1,403,133
	$6,287,633	$7,017,122

The following table sets forth sales by geographic area:

	September 30, 2014	September 30, 2013
United States	$5,038,238	$6,415,145
Canada	1,051,298	293,318
Australia	—	131,112
Nigeria	71,020	126,600
Peru	111,200	—
Other foreign countries	15,877	50,947
	$6,287,633	$7,017,122
Customers:
During the fiscal year ended September 30, 2014, three oil and gas stationary customers accounted for 39%, 16% and 9% of consolidated net sales. The customer who accounted for 39% and 34% of consolidated net sales in 2014 and 2013, respectively, is one of our stationary Dealer/Certified Installers who focuses specifically on the oil and gas industry opportunities. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business. In addition, we believe the impact of the loss of this individual customer would be mitigated with the signing of additional Dealer/Installer agreements and the anticipated increasing vehicular revenue and vehicular engine family approvals over the coming months.
The other two customers representing 16% and 9% of consolidated net sales in 2014 related to other conversions of oil and gas industry opportunities.
Vehicular revenues for the fiscal year ended September 30, 2014 increased approximately $528,070 or 38% to approximately $1.9 million as a result of our ability to actively solicit customer orders due to the increased number of vehicular EPA approvals received to date as well as our new WheelTime dealer/installer relationship. With over 3.5 million Class 8 vehicles on the road in the U.S., our industry leading EPA Outside Useful Life ("OUL") approvals of 456 and our Wheel Time network of dealers/installers, we believe have the resources necessary to continue to grow our vehicular revenue to mitigate the potential loss of any one individual oil and gas stationary customer.
On December 8, 2014, we received notification from the Environmental Protection Agency ("EPA") that our Clean Alternative Fuel Vehicle and Engine Conversion Submission has been approved for 28 Volvo/Mack engine families. We have secured a list from R.L. Polk of approximately 11,000 U.S. registered Volvo/Mack owners representing over 72,000 trucks for model years between 2010 and 2013, which we believe make them ideal candidates for dual fuel conversions.
We were dependent on a third-party firm for providing engineering services relating for our EPA testing and approval activities. At September 30, 2014 and 2013, the supplier accounted for approximately 0% and 32% of the American Power Group, Inc's accounts payable. We have completed our EPA testing and approval activities for Outside Useful Life engine families, therefore mitigating the potential adverse effect of the loss of this vendor.
11.     Fair Value of Financial Instruments
At September 30, 2014 and 2013, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates. As of September 30, 2014, the fair value of the underlying Common Stock to be issued upon conversion of the 941 shares of the 10% Convertible Preferred Stock is approximately $14,122,000 based upon the intrinsic value of the conversion feature on that date (see Note 8).
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
The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2014	2013
Net operating loss carry forwards	$11,855,859	$11,048,202
General business credits	306,850	282,244
Differences in fixed asset basis	(63,840)	(38,181)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	956,108	941,227
Capitalized development costs	(1,085,342)	(1,135,547)
Other, net	183,856	201,643
	12,168,414	11,314,511
Valuation reserve	(12,168,414)	(11,314,511)
Net deferred tax asset	$—	$—
The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2014	2013
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	0.8	1.8
Amortization	(0.8)	(0.9)
All others, net	2.5	(4.3)
U.S. business credits	0.8	6.9
Convertible debt discount	—	—
Valuation allowance	(37.3)	(37.5)
Effective Tax Rate	—%	—%

As of September 30, 2014, we had net operating loss carryforwards of approximately $35 million. The net operating loss carryforwards expire beginning in 2021 through 2033. In addition, we have Federal tax credit carryforwards of approximately $306,850 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2030 through 2033. These carryforwards maybe subject to limitations under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have been determined to have occurred.

13.    Subsequent Event

On November 28, 2014, we sold 200 shares of Series B 10% Convertible Preferred Stock for gross proceeds of $2 million and issued a warrant to purchase up to 5,000,000 shares of our Common Stock. Each share of the Series B 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The Warrant enables the investor to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.50 per share. The Series B 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the Series B 10% Preferred Stock and the Warrant are substantially equivalent to the terms of our outstanding 10% Convertible Preferred Stock and warrants issued in April 2012.

In connection with this transaction, the 2012 securities purchase agreement under which we issued shares of 10% Convertible Preferred Stock and warrants was amended to provide that the issuance of the Series B Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with that agreement. The parties to the 2012 Agreement did not otherwise amend the terms of the 10% Convertible Preferred Stock or the related warrants. The offer and sale of the Series B Preferred Stock and the Warrant were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by reason of an exemption from the registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. The Company has not agreed to register these securities, any shares of Common Stock that may be issued upon the conversion or exercise of these securities, or any shares of Common Stock that may be issued as a dividend on the Series B 10% Preferred Stock, for resale under the Securities Act.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	December 22, 2014
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	December 22, 2014
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	December 22, 2014
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Lew F. Boyd	Director	December 22, 2014
Lew F. Boyd

/s/ Neal Braverman	Director	December 22, 2014
Neal Braverman

/s/Jamie Weston	Director	December 22, 2014
Jamie Weston

/s/ Raymond L. M. Wong	Director	December 22, 2014
Raymond L. M. Wong