Form 10-Q
period 2014-12-31
AMERICAN POWER GROUP Corp
filed 2015-02-17
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

As of February 13, 2015 there were 51,133,556 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,227,228	$126,420
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $3,276 and $0 as of December 31, 2014 and September 30, 2014, respectively	643,728	1,713,639
Inventory	797,361	794,211
Prepaid expenses	160,144	145,604
Other current assets	58,058	30,971
Total current assets	4,186,519	3,110,845
Property, plant and equipment, net	760,008	831,782
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	229,167	241,667
Purchased technology, net	229,167	241,667
Software development costs, net	3,140,123	3,118,798
Other	190,055	179,001
Total other assets	4,585,899	4,578,520
	$9,532,426	$8,521,147
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$974,609	$1,011,644
Accrued expenses	783,436	904,298
Notes payable to Bank, current	332,723	246,550
Notes payable, related parties	50,000	198,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,209,286	2,429,510
Notes payable, line of credit, non-current	380,000	—
Notes payable to Bank, non-current	2,459,301	2,364,431
Notes payable, related parties, non-current	—	200,000
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	5,554,127	5,499,481

Stockholders' equity:
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 941 shares issued and outstanding at December 31, 2014 and September 30, 2014	941	941
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 200 shares and 0 shares issued and outstanding at December 31, 2014 and September 30, 2014	200	—
Common stock, $.01 par value, 150 million shares authorized, 51,133,556 shares and 50,735,050 shares issued and outstanding at December 31, 2014 and September 30, 2014	511,337	507,351
Additional paid-in capital	69,410,819	67,075,152
Accumulated deficit	(65,944,998)	(64,561,778)
Total stockholders’ equity	3,978,299	3,021,666
	$9,532,426	$8,521,147

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net sales	$1,055,966	$1,842,521
Cost of sales	786,911	940,909
Gross profit	269,055	901,612
Operating expenses:
Selling, general and administrative	1,035,105	991,617
Operating loss from continuing operations	(766,050)	(90,005)
Non operating income (expense)
Interest and financing costs	(64,805)	(46,107)
Interest income	11,130	11,285
Other, net	(42,978)	(38,747)
Non operating expense, net	(96,653)	(73,569)
Net loss	(862,703)	(163,574)
10% Convertible Preferred dividends	(265,324)	(245,039)
Series B, 10% Convertible Preferred stock beneficial conversion feature	(255,193)	—
Net loss available to Common stockholders	$(1,383,220)	$(408,613)

Loss from continuing operations per share – basic and diluted	$(0.02)	$0.00
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)
Net loss per Common Share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	(0.01)	—
Net loss attributable to Common stockholders per share – basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding - basic and diluted	50,746,825	48,394,610

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended December 31, 2014
(Unaudited)

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2014	941	$941	—	—	50,735,050	$507,351	$67,075,152	$(64,561,778)	$3,021,666
Compensation expense associated with stock options	—	—			—	—	9,161	—	9,161
Common stock issued upon option and warrant exercise	—	—			10,870	109	(109)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sale of Series B Preferred stock, net of fees			200	$200			1,392,726		1,392,926
Value of warrants issued with Series B Preferred stock							555,193		555,193
Series B Preferred stock beneficial conversion feature							255,193	(255,193)	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—			387,636	3,877	123,503	(127,380)	—
10% Convertible Preferred stock dividend paid in cash	—	—			—	—	—	(137,944)	(137,944)
Net loss for the three months ended December 31, 2014	—	—			—	—	—	(862,703)	(862,703)
Balance, December 31, 2014	941	$941	200	$200	51,133,556	$511,337	$69,410,819	$(65,944,998)	$3,978,299

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(862,703)	$(163,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	75,719	81,304
Amortization of deferred financing costs	4,676	8,321
Stock compensation expense	9,161	24,783
Provision for bad debts	3,276	—
Amortization of software costs	129,985	109,488
Amortization of long term contracts	12,500	12,500
Amortization of purchased technology	12,500	12,500
(Increase) decrease in assets:
Accounts receivable	1,066,635	169,151
Inventory	(3,150)	(10,223)
Prepaid and other current assets	35,697	8,882
Other assets	(11,054)	(11,055)
Assets related to discontinued operations	—	66,922
(Decrease) increase in liabilities:
Accounts payable	(72,765)	(383,362)
Accrued expenses	(120,862)	(50,273)
Net cash provided by (used in) operating activities	279,615	(124,636)
Cash flows from investing activities:
Purchase of property and equipment	(3,363)	(83,939)
Software development costs	(106,245)	(102,811)
Net cash used in investing activities	(109,608)	(186,750)
Cash flows from financing activities:
Proceeds from line of credit	380,000	—
Proceeds from notes payable	—	115,000
Repayment of notes payable	(50,957)	(51,454)
Repayment of notes payable, related party	(198,500)	—
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	1,948,119	—
Proceeds from exercise of stock options	—	5,200
Payment of cash dividend on 10% Convertible Preferred stock	(147,861)	(145,533)
Net cash provided by (used in) financing activities	1,930,801	(76,787)
Net increase (decrease) in cash and cash equivalents	2,100,808	(388,173)
Cash and cash equivalents at beginning of year	126,420	1,684,169
Cash and cash equivalents at end of period	$2,227,228	$1,295,996

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$36,684	$41,843

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of note payable	2,567,000	—
Refinancing of related party note payable	150,000	—
Warrants issued	555,193	—
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	255,193	—
Shares issued for preferred stock dividend	127,380	99,506
Insurance premiums financed with short-term debt	52,000	—
Bank fees financed with long-term note	30,000	—
Software development costs included in accounts payable	45,065	47,743
Dividends included in accounts payable	9,920	—
Property and equipment included in accounts payable	582	19,990

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations, Risks, and Uncertainties
American Power Group Corporation (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.
Recent Developments
On October 27, 2014, we entered into loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. (See Note 9)
On November 28, 2014, we completed a private placement for $2 million of Series B 10% Convertible Preferred Stock with an accredited investor. (See Note 10)
On December 8, 2014, we were notified by the Environmental Protection Agency ("EPA") of our first 28 approvals under the Inside Useful Life ("IUL") designation which is defined as vehicular engines older than 2 years but having less than 435,000 miles which are principally engine family years 2010 and newer that utilize the OEM selective catalyst reduction technology. We believe that of the approximately 3.5- 4 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
Nature of Operations, Risks, and Uncertainties
Our patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

•	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);

•	Diesel fuel and pipeline gas, conditioned well-head gas or approved bio-methane; or

•	100% diesel fuel.
Our proprietary technology seamlessly displaces up to 75% of the normal diesel fuel consumption with various forms of natural gas with average displacement ranges from 40% to 65%. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 10% to 35%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as heavy-duty vehicular diesel engines.
As of December 31, 2014, we had $2,527,228 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,977,233. As of December 31, 2014, under the terms of our working capital line we had sufficient collateral to borrow and additional $120,000 above the then outstanding balance.
Based on our fiscal 2015 operating budget, cash on hand at December 31, 2014 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first quarter of calendar 2016 without the need to materially modify our operating plan. We continue to evaluate multiple financing alternatives should we determine the need to supplement existing cash flows from operations in order to fund operations or accelerate certain revenue related initiatives. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to obtain additional financing or achieve profitability.

2.     Basis of Presentation
The consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at December 31, 2014 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2014 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2014 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2014 and the operating results for the interim periods ended December 31, 2014 and 2013 have been included.

3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2014 and September 30, 2014, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.

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
In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and to defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and at that time, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of December 31, 2014. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of December 31, 2014 and September 30, 2014, we recorded an inventory valuation allowance of $69,761 and $71,629.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2014	September 30, 2014
Raw materials	$673,691	$694,479
Work in progress	68,597	30,913
Finished goods	55,073	68,819
Total inventory	$797,361	$794,211

6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $25,000 for the three months ended December 31, 2014 and 2013, respectively. Accumulated amortization was $541,667 at December 31, 2014 and $516,666 at September 30, 2014.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months ended December 31, 2014 and 2013, we incurred $0 royalties to M&R.
A critical component of our dual fuel aftermarket conversion solution is the internally developed software component of our electronic control unit. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and EPA testing protocol for both our Outside Useful Life ("OUL") and Intermediate Useful Life ("IUL") engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.
As of December 31, 2014, we have capitalized $4,039,339 of software development costs associated with our OUL ($1,801,506) and IUL ($2,237,833) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended December 31, 2014 and 2013 were $129,985 and $109,488, respectively.
 Amortization expense associated with intangibles during the next five years is anticipated to be:

Twelve months ending December 31:	Contracts	Technology	Software Development	Total
2015	$50,000	$50,000	$670,443	$770,443
2016	50,000	50,000	679,992	779,992
2017	50,000	50,000	629,515	729,515
2018	50,000	50,000	416,507	516,507
2019	29,167	29,167	282,628	340,962
2020 and thereafter	—	—	461,038	461,038
	$229,167	$229,167	$3,140,123	$3,598,457

7.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31, 2014	September 30, 2014	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,657,071	1,653,127	3 - 7 years
Less accumulated depreciation	(1,024,150)	(948,432)
	$760,008	$831,782
8.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve decreased during the three months ended December 31, 2014, as a result of an increase in claims primarily related to our efforts in Canada to expand the number of stationary engine families we can convert, in response to market demand. Warranty accrual is included in accrued expenses.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Three Months Ended	Year Ended
	December 31, 2014	September 30, 2014
Warranty accrual at the beginning of the period	$221,562	$118,591
Charged to costs and expenses relating to new sales	15,648	212,033
Costs of product warranty claims	(51,112)	(109,062)
Warranty accrual at the end of period	$186,098	$221,562

9.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of December 31, 2014 and September 30, 2014.

	December 31, 2014	September 30, 2014	Due Date	Interest Rate

Iowa State Bank, line of credit	$380,000	$2,500,000	January 15, 2016	8%
Iowa State Bank, notes payable	2,746,752	70,050	October 15, 2021	8%
Other unsecured term notes payable	45,272	40,931	February 27, 2015 and July 01, 2015	5.9% - 6.65%
	3,172,024	2,610,981
Less current portion	(332,723)	(246,550)
Notes payable, non-current portion	$2,839,301	$2,364,431
Credit Facilities
On October 27, 2014, we entered into loan agreement and new working capital line of credit with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. The credit facility requires us to meet certain monthly loan covenants.
Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. The maximum amount we may borrow under the line of credit is subject to adequate collateral.
All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. Our obligations due Iowa State Bank continue to be secured by the grant of a first priority security interest in all of our assets including a $300,000 certificate of deposit. In addition, under the terms of a stock transfer agreement, should we fail to make any payment when due, we have agreed to issue Iowa State Bank that number of shares of common stock which is equal in value to the past due amount. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of the common stock under the stock transfer agreement. In addition, two directors and two officers have each pledged 125,000 shares of our common stock as additional collateral to Iowa State Bank.
Note Payable-Related Party- Other
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
In October 2014, we paid the estate of our former director the remaining principal balance of $198,500 and on October 27, 2014, the $150,000 note due to an officer was paid from the proceeds of our new 82 month term note with Iowa State Bank. As of December 31, 2014 and September 30, 2014, notes payable for related parties were $50,000 and $398,500, respectively.

10.     Stockholders’ Equity
Common Stock
During the three months ended December 31, 2014, a holder exercised options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock.
Series B 10% Convertible Preferred Stock
On November 28, 2014, we sold 200 shares of Series B 10% Convertible Preferred Stock for gross proceeds of $2 million (exclusive of $51,881of transaction related fees) and issued a warrant to purchase up to 5,000,000 shares of our Common Stock. Each share of the Series B 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The warrant enables the investor to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.50 per share. The Series B 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the Series B 10% Preferred Stock and the warrant are substantially equivalent to the terms of our outstanding 10% Convertible Preferred Stock and warrants issued in April 2012.
We determined the initial value of the Series B 10% Convertible Preferred Stock to be $1,392,726 and the initial value of the investor warrant to be $555,193. We determined a beneficial conversion feature of $255,193 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings during the three months ended December 31, 2014.
In connection with this transaction, the 2012 securities purchase agreement under which we issued shares of 10% Convertible Preferred Stock and warrants was amended to provide that the issuance of the Series B Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with that agreement. The parties to the 2012 agreement did not otherwise amend the terms of the 10% Convertible Preferred Stock or the related warrants. The offer and sale of the Series B Preferred Stock and the warrant were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by reason of an exemption from the registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. We have agreed not to register these securities, any shares of Common Stock that may be issued upon the conversion or exercise of these securities, or any shares of Common Stock that may be issued as a dividend on the Series B 10% Preferred Stock, for resale under the Securities Act.
10% Convertible Preferred Stock Dividends
During the three months ended December 31, 2014, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $265,324, of which $137,944 was paid in cash. Certain stockholders agreed to accept 387,636 shares of Common Stock (valued at $127,380) in lieu of cash dividend payments.
During the three months ended December 31, 2013, we recorded a dividend on our 10% Convertible Preferred Stock of $245,039, of which $145,533 was paid in cash. Certain stockholders agreed to accept 136,985 shares of Common Stock (valued at $99,506) in lieu of cash dividend payments.
Stock Options
Amortization of stock compensation expense was $9,161 and $24,783 for the three months ended December 31, 2014 and 2013, respectively. The unamortized compensation expense at December 31, 2014 was $57,095 and will be amortized over a weighted average remaining life of approximately 2.97 years.

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
In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in Item 1A of this Quarterly Report. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. Nor, can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2014.
Results of Operations
Three Months ended December 31, 2014 Compared to the Three Months ended December 31, 2013
Net sales for the three months ended December 31, 2014 decreased $786,555 or 43% to $1,055,966 as compared to net sales of $1,842,521 for the three months ended December 31, 2013. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended December 31, 2014. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the three months ended December 31, 2014 were approximately $981,000 which was $341,000 or 26% lower as compared to the three months ended December 31, 2013. The decrease was primarily due to an initial $750,000 inventory stocking order placed by our new Canadian dealer/installer during the three months ended December 31, 2013 which were subsequently installed during the remainder of fiscal 2014.
Domestic vehicular revenues for the three months ended December 31, 2014 decreased $444,963 or 86% to $75,075 as compared to the three months ended December 31, 2013. The decrease was attributable to deferrals of new inventory stocking orders by several WheelTime member distributor/installers as well as several customers as they work through existing dual fuel inventories in light of the recent drop in U.S. oil prices and resulting tighter price spread during the quarter.
During the three months ended December 31, 2014 our gross profit was $269,055 or 25% of net sales as compared to a gross profit of $901,612 or 49% of net sales for the three months ended December 31, 2013. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.
Selling, general and administrative expenses for the three months ended December 31, 2014 increased $43,488 or 4% to $1,035,105 as compared to $991,617 for the three months ended December 31 2013.
During the three months ended December 31, 2014, interest and financing expense increased $18,698 or 41% to $64,805 as compared to $46,107 for the three months ended December 31, 2013 due to increased borrowings and interest rates.

Our net loss for the three months ended December 31, 2014 increased $699,129 or 427% to $862,703 or ($0.02) per basic share as compared to a net loss of $163,574 or ($0.00) per basic share for the three months ended December 31, 2013. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $265,324 and a beneficial conversion feature of $255,193. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2013 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $245,039.
Liquidity and Capital Resources
As of December 31, 2014, we had $2,527,228 in cash, cash equivalents and restricted certificates of deposit and working capital of $1,977,233. As of December 31, 2014, under the terms of our working capital line we had sufficient collateral to borrow an additional $120,000 above the then outstanding balance.
Based on our fiscal 2015 operating budget, cash on hand at December 31, 2014 and anticipated availability under our bank working capital line, we believe we will be able to satisfy our cash requirements through at least the first quarter of calendar 2016 without the need to materially modify our operating plan. We continue to evaluate multiple financing alternatives should we determine the need to supplement existing cash flows from operations in order to fund operations or accelerate certain revenue related initiatives. We understand our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve and sustain profitability and we are unable to obtain additional financing to supplement our cash position, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to obtain additional financing or achieve profitability.
The Condensed Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2014 and 2013 as they affect our liquidity. During the three months ended December 31, 2014, net cash provided by operating activities was $279,615. Our net loss for the three months ended December 31, 2014 was $862,703. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $1,066,635 of accounts receivable and $247,817 of depreciation, amortization and stock options.
During the three months ended December 31, 2013, net cash used in operating activities was $124,636. Our net loss for the three months ended December 31, 2013 was $163,574. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $248,896 consisting of depreciation, amortization, warrants and stock options and was offset by a decrease of $433,635 in accounts payable and accrued expenses.
     Net cash used in investing activities was $109,608 for the three months ended December 31, 2014, reflecting primarily the capitalization of $106,245 of costs associated with our dual fuel electronic control unit engine family software applications. Net cash used in investing activities was $186,750 for the three months ended December 31, 2013, reflecting the capitalization of $102,811 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $83,939 of property, plant and equipment.
Net cash provided by financing activities was $1,930,801 during the three months ended December 31, 2014, reflecting the net proceeds $1,948,119 from the sale of our Series B Preferred Stock and warrant and $380,000 advanced under our working capital line. Payments made on notes payable totaled $249,457 and we paid dividends to holders of our preferred stock of $147,861. Net cash used in financing activities was $76,787 during the three months ended December 31, 2013, reflecting payments made on notes payable of $51,454 and dividends of $145,533 paid to holders of our preferred stock.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Because our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we were adversely impacted in the three months ended December 31, 2014 by the material decrease in the net fuel savings between the two fuels. We expect to continue to be impacted positively or negatively by changes in the prices of these fuels relative to one another (for example, if diesel fuel prices decrease and natural gas prices increase). We were unaffected by interest rate changes in the three months ended December 31, 2014, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4%, which was below the stated minimum rate of 8%.

Environmental Liability
There are no known material environmental violations or assessments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
Improvement in our business depends on our ability to increase demand for our products and services.
We must substantially increase revenues by increasing demand for our dual fuel products and services. Factors that could limit demand for our products and services include potential additional changes in the regulatory environment and material changes in the price spread between diesel fuel and natural gas. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended December 31, 2014. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas. Other possible adverse circumstances may include changes in economic conditions affecting markets for our products and services, potential delays in product development, product and service flaws which could result in material warranty claims, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.
Other than the risk factors included above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2014, we issued 10,870 shares of our Common Stock to an individual as a result of stock options that were exercised. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended December 31,2014, we issued 200 shares of Series B 10% Convertible Preferred Stock and a warrant to purchase 5,000,000 shares of Common Stock to and investor for an aggregate investment of $2,000,000. The issuance of these securities is exempt from registration under the Securities Act pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.
During the three months ended December 31, 2014, we issued 387,636 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None

Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	-	Business Loan Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank
10.2 (1)	-	Commitment Letter dated October 21, 2014, between American Power Group, Inc. and Iowa State Bank
10.3 (1)	-	Commercial Security Agreement dated as of October 27, 2014 between American Power Group, Inc. and Iowa State Bank
10.4 (1)	-	Term Promissory Note in the principal amount of $2,746,752.43, dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank
10.5 (1)	-	Revolving Promissory Note dated as of October 27, 2014 issued by American Power Group, Inc. in favor of Iowa State Bank
10.6 (2)	-	Securities Purchase Agreement between American Power Group Corporation and an investor, dated November 26, 2014
10.7 (2)	-	Form of Warrant issued to the investor, dated November 26, 2014
31.1 (3)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (3)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (4)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (4)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (5)	-	XBRL Taxonomy Extension Schema Document
101.CAL (5)	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (5)	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (5)	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (5)	-	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated October 31, 2014 and filed November 6, 2014, and incorporated herein by reference

(2)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated November 25, 2014 and filed December 2, 2014, and incorporated herein by reference

(3)	Filed herewith.
(4) In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Dated: February 17, 2015