Form 10-Q
period 2015-03-31
AMERICAN POWER GROUP Corp
filed 2015-05-20
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 15, 2015 there were 51,802,470 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$790,504	$126,420
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $2,014 and $0 as of March 31, 2015 and September 30, 2014, respectively	372,278	1,713,639
Inventory	848,462	794,211
Prepaid expenses	85,677	145,604
Other current assets	63,280	30,971
Total current assets	2,460,201	3,110,845
Property, plant and equipment, net	742,697	831,782
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	216,667	241,667
Purchased technology, net	216,667	241,667
Software development costs, net	3,134,237	3,118,798
Other	200,869	179,001
Total other assets	4,565,827	4,578,520
	$7,768,725	$8,521,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$659,796	$1,011,644
Accrued expenses	648,727	904,298
Notes payable, line of credit, current	500,000	—
Notes payable to Bank, current	346,988	246,550
Notes payable, related parties	50,000	198,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,274,029	2,429,510
Notes payable to Bank, non-current	2,376,126	2,364,431
Warrant liability	214,778	6,497,001
Notes payable, related parties, non-current	—	200,000
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	5,370,473	11,996,482

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 938 shares and 941 shares issued and outstanding at March 31, 2015 and September 30, 2014	938	941
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 200 shares and 0 shares issued and outstanding at March 31, 2015 and September 30, 2014	200	—
Common stock, $.01 par value, 150 million shares authorized, 51,802,470 shares and 50,735,050 shares issued and outstanding at March 31, 2015 and September 30, 2014	518,025	507,351
Additional paid-in capital	61,339,449	58,248,103
Accumulated deficit	(59,460,360)	(62,231,730)
Total stockholders’ equity (deficit)	2,398,252	(3,475,335)
	$7,768,725	$8,521,147

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014 (Note 3)	2015	2014 (Note 3)
Net sales	$474,399	$1,258,489	$1,530,365	$3,101,010
Cost of sales	659,149	911,518	1,446,060	1,852,427
Gross (loss) profit	(184,750)	346,971	84,305	1,248,583
Operating expenses:
Selling, general and administrative	918,578	932,474	1,953,683	1,924,091
Operating loss from continuing operations	(1,103,328)	(585,503)	(1,869,378)	(675,508)
Non operating income (expense)
Interest and financing costs	(68,400)	(44,897)	(133,205)	(91,004)
Interest income	11,029	11,010	22,159	22,295
Revaluation of warrants	1,315,235	(9,037,731)	5,802,241	(9,361,752)
Other, net	(62,426)	(36,136)	(105,404)	(74,883)
Non operating income (expense), net	1,195,438	(9,107,754)	5,585,791	(9,505,344)
Net income (loss)	92,110	(9,693,257)	3,716,413	(10,180,852)
10% Convertible Preferred dividends	(285,088)	(235,447)	(550,412)	(480,486)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	—	(394,631)	—
Net (loss) income available to Common stockholders	$(192,978)	$(9,928,704)	$2,771,370	$(10,661,338)

Income (loss) from continuing operations per share	$0.00	$(0.20)	$0.07	$(0.21)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.01)
Net loss per Common share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	—	—	(0.01)	—
Net (loss) income attributable to Common stockholders per share	$(0.01)	$(0.21)	$0.05	$(0.22)

Net (loss) income per common share attributable to Common stockholders:
Basic	$(0.01)	$(0.21)	$0.05	$(0.22)
Diluted	$(0.01)	$(0.21)	$0.05	$(0.22)
Weighted average shares outstanding:
Basic	51,203,118	49,062,385	50,971,167	48,722,918
Diluted	51,203,118	49,062,385	50,971,167	48,722,918

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2015
(Unaudited)

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2014 (Note 3)	941	$941	—	—	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)
Compensation expense associated with stock options	—	—	—	—	—	—	14,605	—	14,605
Common stock issued upon option and warrant exercise	—	—	—	—	10,870	109	(109)	—	—
Common stock issued upon Preferred Stock conversion	(3)	(3)	—	—	91,667	916	(913)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sale of Series B Preferred stock, net of fees	—	—	200	$200	—	—	1,253,288	—	1,253,488
Series B Preferred stock beneficial conversion feature	—	—	—	—	—	—	394,631	(394,631)	—
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	—	—	1,174,612	—	1,174,612
Common stock issued for 10% Convertible Preferred stock dividend	—	—	—	—	964,883	9,649	255,232	(264,881)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	—	—	(285,531)	(285,531)
Net income for the six months ended March 31, 2015	—	—	—	—	—	—	—	3,716,413	3,716,413
Balance, March 31, 2015	938	$938	200	$200	51,802,470	$518,025	$61,339,449	$(59,460,360)	$2,398,252

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2015	2014 (Note 3)
Cash flows from operating activities:
Net income (loss)	$3,716,413	$(10,180,852)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Revaluation of warrants	(5,802,241)	9,361,752
Loss on disposal of property, plant and equipment	19,448	—
Depreciation expense	146,849	166,437
Amortization of deferred financing costs	5,737	10,244
Stock compensation expense	14,605	46,167
Provision for bad debts	2,014	8,639
Amortization of software costs	282,214	218,976
Amortization of long term contracts	25,000	25,000
Amortization of purchased technology	25,000	25,000
(Increase) decrease in assets:
Accounts receivable	1,339,347	(49,466)
Inventory	(54,251)	(12,968)
Prepaid and other current assets	103,881	90,062
Other assets	(21,868)	(20,144)
Assets related to discontinued operations	—	66,922
(Decrease) increase in liabilities:
Accounts payable	(424,412)	(382,514)
Billings in excess of costs	—	(7,533)
Accrued expenses	(255,571)	(84,125)
Net cash used in operating activities	(877,835)	(718,403)
Cash flows from investing activities:
Proceeds from sale of equipment	3,500	—
Purchase of property and equipment	(67,877)	(110,233)
Software development costs	(237,651)	(218,635)
Net cash used in investing activities	(302,028)	(328,868)
Cash flows from financing activities:
Proceeds from line of credit	500,000	—
Proceeds from notes payable	—	575,000
Repayment of notes payable	(119,867)	(77,447)
Repayment of notes payable, related party	(198,500)	—
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	1,948,119	—
Proceeds from exercise of stock options	—	38,302
Payment made for fees related to 10% Convertible Preferred stock	—	(8,761)
Payment of cash dividend on 10% Convertible Preferred stock	(285,805)	(283,563)
Net cash provided by financing activities	1,843,947	243,531
Net increase (decrease) in cash and cash equivalents	664,084	(803,740)
Cash and cash equivalents at beginning of year	126,420	1,684,169
Cash and cash equivalents at end of period	$790,504	$880,429

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Six Months Ended March 31,
	2015	2014 (Note 3)
Supplemental disclosure of cash flow information:
Interest paid	$131,301	$69,106

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of note payable	2,567,000	—
Reclassification into additional paid in capital due to waived down-round provision right	1,174,612	—
Warrants issued	694,630	—
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	394,631	—
Shares issued for preferred stock dividend	264,881	196,923
Refinancing of related party note payable	150,000	—
Dividends included in accounts payable	274	—
Software development costs included in accounts payable	60,002	17,872
Insurance premiums financed with short-term debt	52,000	—
Bank fees financed with long-term note	30,000	—
Property and equipment included in accounts payable	12,835	1,400

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
Recent Developments
On October 27, 2014, we entered into loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. (See Note 10)
On November 28, 2014, we completed a private placement for $2 million of Series B 10% Convertible Preferred Stock with an accredited investor. (See Note 13)
During the six months ended March 31, 2015 we were notified by the Environmental Protection Agency ("EPA") of our 66 approvals under the Inside Useful Life ("IUL") designation which is defined as vehicular engines older than 2 years but having less than 435,000 miles. These are our first IUL approvals which include engine family years 2010 using the latest OEM selective catalyst reduction ("SCR") technology. As of May 15, 2015, we had an industry leading 474 overall approvals and an industry leading 18 SCR engine family approvals from the EPA. We believe that of the approximately 3.5- 4 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
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
Liquidity and Management's Plans
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2015, we had $1,090,504 in cash, cash equivalents and restricted certificates of deposit and working capital of $186,172. As of March 31, 2015, our working capital line of credit balance was $500,000 which is the maximum amount available the under the terms of our bank agreement.
We continue to incur recurring losses from operations which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations in accordance with our current planned operations. We have historically funded our operations in the past primarily through debt and equity issuances. Management is currently pursuing several additional financing options with several existing shareholders including several Board of Director members to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
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
The accompanying interim financial statements at March 31, 2015 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2014 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2014, has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. We intend to amend our previously filed Form 10-K for the fiscal year ended September 30, 2014 as well as the Form 10-Q for the three months ended December 31, 2013, March 31, 2014, June 30, 2014 and December 31, 2014 to retroactively reflect for each reporting period the impact of the correction of accounting error noted in Note 3 of these financial statements. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2015 and the operating results for the interim periods ended March 31, 2015 and 2014 have been included.
3. Correction of an Accounting Error
The warrants issued in connection with our 10% Convertible Preferred Stock contain anti-dilution protection provisions including certain reset features (down-round protection) which protects the holders from future issuances of our Common Stock at prices below such warrants' then-in-effect respective exercise prices (See Note 11). This provision, however unlikely to occur, could result in modification of the warrants then-in-effect. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions relating to the April 2012 and November 2014 private placement of our 10% Convertible Preferred Stock. Based upon our extensive review of ASU 2012-04, we have concluded these warrants no longer meet the criteria for classification as equity as previously recorded and must be recorded as a liability with the value of the warrants recorded at fair value on the transition/effective date, with subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013 and the consolidated condensed financial statements contained herein reflect the retroactive impact of this correction of this accounting error as of this date. The restated historical information is as follows:
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2014			Six Months Ended March 31, 2014
	As Reported	Adjustments	Adjusted	As Reported	Adjustments	Adjusted
Non operating expense:
Revaluation of warrants	$—	$(9,037,731)	$(9,037,731)	$—	$(9,361,752)	$(9,361,752)
Non operating expense, net	(70,023)	(9,037,731)	(9,107,754)	(143,592)	(9,361,752)	(9,505,344)
Net loss	(655,526)	(9,037,731)	(9,693,257)	(819,100)	(9,361,752)	(10,180,852)
Net loss available to Common Stockholders	$(890,973)	$(9,037,731)	$(9,928,704)	$(1,299,586)	$(9,361,752)	$(10,661,338)
Loss from continuing operations per share - basic	$(0.01)	$(0.19)	$(0.20)	$(0.02)	$(0.19)	$(0.21)
Loss from continuing operations per share - diluted	$(0.01)	$(0.19)	$(0.20)	$(0.02)	$(0.19)	$(0.21)

Condensed Consolidated Balance Sheets

	As of September 30, 2014
	As Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$6,497,001	$6,497,001
Total liabilities	5,499,481	6,497,001	11,996,482

Stockholders' equity:
Additional paid-in capital	67,075,152	(8,827,049)	58,248,103
Accumulated deficit	(64,561,778)	2,330,048	(62,231,730)
Total stockholders' equity	3,021,666	(6,497,001)	(3,475,335)
	$8,521,147	$—	$8,521,147

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
As Reported: Balance, October 1, 2014	941	$941	50,735,050	$507,351	$67,075,152	$(64,561,778)	$3,021,666
Adjustments	—	—	—	—	(8,827,049)	2,330,048	(6,497,001)
Adjusted: Balance, October 1, 2014	941	$941	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31, 2014
	As Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net loss	$(819,100)	$(9,361,752)	$(10,180,852)
Revaluation of warrants	—	9,361,752	9,361,752
Net cash used in operating activities	(718,403)	—	(718,403)

4.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2015 and September 30, 2014, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.

5.     Receivables
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
In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 7) that can be applied to the outstanding principal and interest payments to 50% and to defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and at that time, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of March 31, 2015. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

6.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of March 31, 2015 and September 30, 2014, we recorded an inventory valuation allowance of $69,761 and $71,629.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2015	September 30, 2014
Raw materials	$774,892	$694,479
Work in progress	72,491	30,913
Finished goods	1,079	68,819
Total inventory	$848,462	$794,211
7. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $50,000 for the three months and six months ended March 31, 2015 and 2014, respectively. Accumulated amortization was $566,667 at March 31, 2015 and $516,666 at September 30, 2014.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and six months ended March 31, 2015 and 2014, we incurred $0 royalties to M&R.
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
As of March 31, 2015, we have capitalized $4,185,681 of software development costs associated with our OUL ($1,801,506) and IUL ($2,384,175) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and six months ended March 31, 2015 and 2014 were $152,229 and $282,214, and 109,488 and $218,976, respectively.

 Amortization expense associated with intangibles during the next five years is anticipated to be:

Twelve months ending March 31:	Contracts	Technology	Software Development	Total
2015	$50,000	$50,000	$700,029	$800,029
2016	50,000	50,000	696,598	796,598
2017	50,000	50,000	609,362	709,362
2018	50,000	50,000	389,949	489,949
2019	16,667	16,667	286,867	320,201
2020 and thereafter	—	—	451,432	451,432
	$216,667	$216,667	$3,134,237	$3,567,571
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2015	September 30, 2014	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,670,718	1,653,127	3 - 7 years
Less accumulated depreciation	(1,055,108)	(948,432)
	$742,697	$831,782
9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve decreased during the six months ended March 31, 2015, as a result of an increase in claims primarily related to our efforts in Canada to expand the number of stationary engine families we can convert, in response to market demand. Warranty accrual is included in accrued expenses.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Six Months Ended	Year Ended
	March 31, 2015	September 30, 2014
Warranty accrual at the beginning of the period	$221,562	$118,591
Charged to costs and expenses relating to new sales	30,423	212,033
Costs of product warranty claims	(111,610)	(109,062)
Warranty accrual at the end of period	$140,375	$221,562

10.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of March 31, 2015 and September 30, 2014.

	March 31, 2015	September 30, 2014	Due Date	Interest Rate

Iowa State Bank, line of credit	$500,000	$2,500,000	January 15, 2016	8%
Iowa State Bank, notes payable	2,699,673	70,050	October 15, 2021	8%
Other unsecured term notes payable	23,441	40,931	July 01, 2015	6.5%
	3,223,114	2,610,981
Less current portion	(846,988)	(246,550)
Notes payable, non-current portion	$2,376,126	$2,364,431
Credit Facilities
On October 27, 2014, we entered into loan agreement and new working capital line of credit with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due to one of our officers. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. The credit facility requires us to meet certain monthly loan covenants.
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
In October 2014, we paid the estate of our former director the remaining principal balance of $198,500 and on October 27, 2014, the $150,000 note due to an officer was paid from the proceeds of our new 82 month term note with Iowa State Bank. As of March 31, 2015 and September 30, 2014, notes payable for related parties were $50,000 and $398,500, respectively.

11. Warrants to Purchase Common Stock
In conjunction with the issuance of our 10% Convertible Preferred stock in 2012 and 2014, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.
We have historically used the Black-Scholes option pricing model to determine the fair value of options and warrants. We have considered the facts and circumstances in choosing the Black-Scholes model to calculate the fair value of the warrants with a down-round price protection feature as well as the likelihood of triggering the down-round price protection feature, which, as described below, we have concluded is remote.
In determining the initial fair value of the warrants as of October 1, 2013, we prepared a valuation simulation using the Black Scholes option pricing model as well as additional models using a modified Black Scholes option pricing model and a Binominal Tree option pricing model. Both additional simulations included various reset scenarios, different exercise prices, and other assumptions, such as price volatility and interest rates, that were kept consistent with our original Black-Scholes model. The resulting warrant values as determined under the modified Black-Scholes model and the Binominal Tree option model were not materially different from the values generated using the Black-Scholes model. We have therefore determined to use the Black-Scholes model as we believe it provides a reasonable basis for valuation and takes into consideration the relevant factors of the warrants, including the down round provision.
The warrant liabilities were valued at the end of each reporting period using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	March 31 2015	September 30 2014	March 31 2015	September 30 2014	March 31 2015	September 30 2014
Closing price per share of common stock	$0.24	$0.60	$0.24	$0.60	$0.24	$0.60
Exercise price per share	0.50	0.50	0.50	0.50	0.50	—
Expected volatility	59.0%	56.0%	59.0%	56.0%	59.0%	—
Risk-free interest rate	0.7%	1.1%	0.9%	1.4%	1.4%	—
Dividend yield	—	—	—	—	—	—
Remaining expected term of underlying securities (years)	2.5	3.1	3.5	4.0	5.2	—
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	—
Warrants outstanding with down-round provision	3,700,911	17,623,387	1,387,541	6,032,787	—	—

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock
Private Placement 3 - November 28, 2014, sale of 200 shares of Series B 10% Convertible Preferred Stock
As of March 31, 2015, holders of warrants to purchase 23,567,722 shares of our common stock in aggregate have agreed to eliminate the down-round provision in their warrants on a prospective basis. Accordingly we have reclassified $1,174,612 which represents the fair value of the warrant liability associated with these warrants to Additional paid-in capital as of March 31, 2015.

12. Fair Value Measurements
The carrying amount of our receivables and payables approximate their fair value due to their short maturities.
Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three level hierarchy of valuation techniques used to measure fair value, defined as follows:

•	Level 1 - Unadjusted Quoted Prices. The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Pricing Models with Significant Observable Inputs. The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.

•
Level 3 - Pricing Models with Significant Unobservable Inputs. The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market.

We consider an active market as one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Conversely, we view an inactive market as one in which there are few transactions of the asset or liability, the prices are not current, or price quotations vary substantially either over time or amount market makers. When appropriate, non-performance risk, or that of a counterparty, is considered in determining the fair values of liabilities and assets, respectively.
We have classified certain warrants related to our Private Placements as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection. We have assessed the fair value of the warrant on a quarterly basis retrospectively and we will reassess the fair value of the warrant liabilities on a quarterly basis going forward.
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of March 31, 2015 and September 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Warrant liability	$6,497,001	$—	$—	$6,497,001

March 31, 2015
Warrant liability	$214,778	$—	$—	$214,778

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended March 31, 2015.

Warrant Liability
Level 3
Balance at September 30, 2014	$6,497,001
Fair value of warrants issued	694,630
Revaluation of warrants recognized in earnings	(5,802,241)
Reclassification into additional paid in capital due to waived down-round provision right	$(1,174,612)
Balance at March 31, 2015	$214,778

13.     Stockholders’ Equity
Common Stock
During the six months ended March 31, 2015, a holder exercised options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock.
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
We determined the initial value of the Series B 10% Convertible Preferred Stock to be $1,253,288 and the fair value of the investor warrant to be $694,630. We determined a beneficial conversion feature of $394,631 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings during the six months ended March 31, 2015.
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
10% Convertible Preferred Stock Dividends
During the six months ended March 31, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $550,412, of which $285,531 was paid in cash. Certain stockholders agreed to accept 964,883 shares of Common Stock (valued at $264,881) in lieu of cash dividend payments.
During the six months ended March 31, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $480,486, of which $283,563 was paid in cash. Certain stockholders agreed to accept 218,910 shares of Common Stock (valued at $196,923) in lieu of cash dividend payments.
Stock Options
Amortization of stock compensation expense was $5,444 and $14,605 and for the three and six months ended March 31, 2015 and $21,384 and $46,167 for the three and six months ended March 31, 2014, respectively. The unamortized compensation expense at March 31, 2015 was $51,562 and will be amortized over a weighted average remaining life of approximately 2.76 years.

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
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2014. We intend to amend our previously filed Form 10-K for the fiscal year ended September 31, 2014 as well as the Form 10-Q for the three months ended December 31, 2013, March 31, 2014, June 30, 2014 and December 31, 2014 to retroactively reflect for each reporting period the impact of the correction of accounting error noted in Note 3 of these financial statements.
Results of Operations
Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014
Net sales for the three months ended March 31, 2015 decreased $784,090 or 62% to $474,399 as compared to net sales of $1,258,489 for the three months ended March 31, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 - $60 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended March 31, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the three months ended March 31, 2015 were approximately $230,000 which was $600,000 or 72% lower as compared to the three months ended March 31, 2014. Our decrease in stationary sales is a direct result of the idling of over 50% of the drilling rigs in North America over the past several quarters and slower capital expenditures in the oil and gas industry.
Domestic vehicular revenues for the three months ended March 31, 2015 decreased $345,111 or 96% to $13,707 as compared to the three months ended March 31, 2014. The decrease was attributable to the recent drop in U.S. oil prices and resulting tighter price spread between diesel and natural gas during the quarter which has led to the deferrals of new inventory stocking orders by several WheelTime member distributor/installers as well as several customers as they work through existing dual fuel inventories in light of this tighter price spread.
International vehicular revenues for the three months ended March 31, 2015 increased $165,374 or 255% to $230,200 as compared to the three months ended March 31, 2014. The increase was attributable to a shipment of vehicular dual fuel systems to our distributor in the Dominican Republic.
During the three months ended March 31, 2015 we had a negative gross profit $184,750 or 39% of net sales as compared to a gross profit of $346,971 or 28% of net sales for the three months ended March 31, 2014. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.

Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $13,896 or 1% to $918,578 as compared to $932,474 for the three months ended March 31, 2014.
During the three months ended March 31, 2015, interest and financing expense increased $23,503 or 52% to $68,400 as compared to $44,897 for the three months ended March 31, 2014 due to increased borrowings and interest rates.
During the three months ended March 31, 2015 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $1,315,235 as compared to a non-income revaluation expense of $9,037,731 during the three months ended March 31, 2014.
Our net income for the three months ended March 31, 2015 was $92,110 or $0.00 per basic share as compared to a net loss of $9,693,257 or $(0.20) per basic share for the three months ended March 31, 2014. The calculation of net loss per share available for Common shareholders for the three months ended March 31, 2015 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $285,088. The calculation of net loss per share available for Common shareholders for the three months ended March 31, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $235,447.
Six Months ended March 31, 2015 Compared to the Six Months ended March 31, 2014
Net sales for the six months ended March 31, 2015 decreased $1,570,645 or 51% to $1,530,365 as compared to net sales of $3,101,010 for the six months ended March 31, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 - $60 per barrel range which has resulted in a steady decrease in diesel prices during the six months ended Mach 31, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the six months ended March 31, 2015 were approximately $1,200,000 which was $946,000 or 44% lower as compared to the six months ended March 31, 2014. The decrease was primarily due to an initial $750,000 inventory stocking order placed by our new Canadian dealer/installer during the three months ended December 31, 2014 which were subsequently installed during the remainder of fiscal 2015. In addition, the decrease is related to the idling of over 50% of the drilling rigs in North America over the past several quarters and slower capital expenditures in the oil and gas industry.
Domestic vehicular revenues for the six months ended March 31, 2015 decreased $790,074 or 90% to $88,782 as compared to the six months ended March 31, 2014. The decrease was attributable to the recent drop in U.S. oil prices and resulting tighter price spread between diesel and natural gas during the quarter which has led to the deferrals of new inventory stocking orders by several WheelTime member distributor/installers as well as several customers as they work through existing dual fuel inventories in light of this tighter price spread.
International vehicular revenues for the six months ended March 31, 2015 increased $165,374 or 255% to $230,200 as compared to $64,826 for the six months ended March 31, 2014. The increase was attributable to a shipment to our distributor in the Dominican Republic.
During the six months ended March 31, 2015 our gross profit was $84,305 or 6% of net sales as compared to a gross profit of $1,248,583 or 40% of net sales for the six months ended March 31, 2014. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.
Selling, general and administrative expenses for the six months ended March 31, 2015 increased $29,592 or 2% to $1,953,683 as compared to $1,924,091 for the six months ended March 31, 2014.
During the six months ended March 31, 2015, interest and financing expense increased $42,201 or 46% to $133,205 as compared to $91,004 for the six months ended March 31, 2014 due to increased borrowings and interest rates.
During the six months ended March 31, 2015, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of to $5,802,241 as compared to a non-cash revaluation expense of $9,361,752 for the six months ended March 31, 2014.
Our net income for the six months ended March 31, 2015 was $3,716,413 or $0.07 per basic share as compared to a net loss of $10,180,852 or $(0.21) per basic share for the six months ended March 31, 2014. The calculation of net loss per share available for Common shareholders for the six months ended March 31, 2015 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $550,412 and a beneficial conversion feature of $(394,631). The calculation of net loss per share available for Common shareholders for the six months ended March 31, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $480,486.

Liquidity and Capital Resources
As of March 31, 2015, we had $1,090,504 in cash, cash equivalents and restricted certificates of deposit and working capital of $186,172. As of March 31, 2015, under the terms of our working capital line we had borrowed the maximum allowed.
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2015, we had $1,090,504 in cash, cash equivalents and restricted certificates of deposit and working capital of $186,172. As of March 31, 2015, our working capital line balance was $500,000 which is the maximum amount available the under the terms of our bank agreement.
We continue to incur recurring losses from operations which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations in accordance with our current planned operations. We have historically funded our operations in the past primarily through debt and equity issuances. Management is currently pursuing several additional financing options with several existing shareholders including several Board of Director members to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
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
The Condensed Consolidated Statement of Cash Flows reflect events for the six months ended March 31, 2015 and 2014 as they affect our liquidity. During the six months ended March 31, 2015, net cash used in operating activities was $877,835. Our net loss for the six months ended March 31, 2015 was $3,716,413. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $1,339,347 of accounts receivable and $501,419 of depreciation, amortization and stock options.
During the six months ended March 31, 2015, net cash used in operating activities was $718,403. Our net loss for the six months ended March 31, 2014 was $10,180,852. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $500,463 consisting of depreciation, amortization, warrants and stock options and was offset by a decrease of $466,639 in accounts payable and accrued expenses.
     Net cash used in investing activities was $302,028 for the six months ended March 31, 2015 reflecting primarily the capitalization of $237,651 of costs associated with our dual fuel electronic control unit engine family software applications. Net cash used in investing activities was $328,868 for the six months ended March 31, 2014 reflecting the capitalization of $218,635 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $110,233 of property, plant and equipment.
Net cash provided by financing activities was $1,843,947 during the six months ended March 31, 2015, reflecting the net proceeds $1,948,119 from the sale of our Series B Preferred Stock and warrants and $500,000 advanced under our working capital line. Payments made on notes payable totaled $468,367 and we paid dividends to holders of our preferred stock of $285,805. Net cash used in financing activities was $243,531 during the three months ended March 31, 2014, reflecting payments made on notes payable of $77,447 and dividends of $283,563 paid to holders of our preferred stock.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Because our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we were adversely impacted in the three months ended March 31, 2015 by the material decrease in the net fuel savings between the two fuels. We expect to continue to be impacted positively or negatively by changes in the prices of these fuels relative to one another (for example, if diesel fuel prices decrease and natural gas prices increase). We were unaffected by interest rate changes in the three months ended March 31, 2015, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4%, which was below the stated minimum rate of 8%.
Environmental Liability
There are no known material environmental violations or assessments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
Improvement in our business depends on our ability to increase demand for our products and services.
We must substantially increase revenues by increasing demand for our dual fuel products and services. Factors that could limit demand for our products and services include potential additional changes in the regulatory environment and material changes in the price spread between diesel fuel and natural gas. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 - $60 per barrel range which has resulted in a steady decrease in diesel prices during the three and six months ended March 31, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas. Other possible adverse circumstances may include changes in economic conditions affecting markets for our products and services, potential delays in product development, product and service flaws which could result in material warranty claims, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.
Other than the risk factors included above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, we issued 577,247 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
31.1 (1)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (2)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (2)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (3)	-	XBRL Taxonomy Extension Schema Document
101.CAL (3)	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (3)	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (3)	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (3)	-	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed herewith.
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
Dated: May 20, 2015