Form 10-Q/A
period 2013-12-31
AMERICAN POWER GROUP Corp
filed 2015-06-29
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

As of February 13, 2014 there were 48,619,342 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 as originally filed with the Securities and Exchange Commission on February 13, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2014, as originally filed with the SEC on December 22, 2014 (the “Original Form 10-K”), to provide similar updates.
In conjunction with the private placement of our 10% Convertible Preferred Stock in April 2012, we issued warrants which contained anti-dilution adjustment provisions that protect the holders from the dilutive effects of subsequent issuances of our Common Stock at prices below the warrants’ exercise prices. These provisions, however unlikely to be triggered, could result in downward adjustments of the exercise prices of the warrants and, therefore, increases in the number of shares of our Common Stock issuable upon their exercise. In October 2012, the Financial Accounting Standards Board issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which contained technical corrections to guidance on which we had previously relied in forming our initial conclusions regarding the accounting for warrants containing these anti-dilution protections. Based upon our extensive review of ASU 2012-04, we have now concluded that these warrants did not meet the criteria for classification as equity, as previously recorded, and must be recorded as a liability, with the value of the warrants recorded at fair value on the transition/effective date, and subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013.
As a result of the foregoing, we have determined that our previously reported results for the three months ended December 31, 2013 should no longer be relied upon and need to be updated to reflect the retroactive correction of this accounting error and correctly reflect the accounting for the value of the warrants containing anti-dilution protections pursuant to the guidance provided by ASU 2012-04. The condensed consolidated balance sheets, the condensed consolidated statements of operations, the condensed consolidated statement of changes in stockholders (deficit) equity and the condensed consolidated statements of cash flows for the three months ended December 31, 2013 included in this Form 10-Q/A, have been restated to include the effects of the correction of this accounting error. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error. Our condensed consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Form 10-K and the Original Form 10-Q, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the periods covered by the Original Form 10-K and Original Form 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-K/A being filed concurrently herewith.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,295,996	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $59,750 and $120,393 as of December 31, 2013 and September 30, 2013, respectively	1,443,129	1,612,280
Inventory	918,282	908,059
Prepaid expenses	139,972	150,816
Other current assets	52,113	48,472
Assets related to discontinued operations	—	66,922
Total current assets	4,149,492	4,770,718
Property, plant and equipment, net	952,446	929,821
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	279,167	291,667
Purchased technology, net	279,167	291,667
Software development costs, net	3,221,870	3,180,804
Other	145,524	134,469
Total other assets	4,723,115	4,695,994
	$9,825,053	$10,396,533
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$770,718	$1,086,347
Accrued expenses	873,750	914,023
Billings in excess of cost	7,533	7,533
Notes payable, current	65,700	106,972
Notes payable, related parties, current	473,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,259,719	2,656,893
Notes payable, non-current	1,594,978	1,490,160
Warrant liability	10,850,223	—
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	15,210,460	4,652,593

Stockholders' (deficit) equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 942 shares issued and outstanding at December 31, 2013 and September 30, 2013	942	942
Common stock, $.01 par value, 150 million shares authorized, 48,619,342 shares and 48,375,316 issued and outstanding at December 31, 2013 and September 30, 2013	486,193	483,753
Additional paid-in capital	56,171,756	66,570,909
Accumulated deficit	(62,044,298)	(61,311,664)
Total stockholders’ (deficit) equity	(5,385,407)	5,743,940
	$9,825,053	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$1,842,521	$874,953
Cost of sales	940,909	574,404
Gross profit	901,612	300,549
Operating expenses:
Selling, general and administrative	991,617	882,882
Operating loss from continuing operations	(90,005)	(582,333)
Non operating income (expense)
Interest and financing costs	(46,107)	(40,591)
Interest income	11,285	12,061
Revaluation of warrants	(324,021)	—
Other, net	(38,747)	(28,923)
Non operating expense, net	(397,590)	(57,453)
Net loss	(487,595)	(639,786)
10% Convertible Preferred dividends	(245,039)	(212,704)
Net loss available to Common stockholders	$(732,634)	$(852,490)

Loss from continuing operations per share - basic and diluted	$(0.01)	$(0.01)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)
Net loss attributable to Common stockholders per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	48,394,610	45,609,928

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
For the Three Months Ended December 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	—	—	—	—	(10,652,540)		(10,652,540)
Compensation expense associated with stock options	—	—	—	—	24,783	—	24,783
Common stock issued upon warrant exercise	—	—	107,041	1,070	4,130	—	5,200
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	126,338	—	126,338
Common stock issued for 10% Convertible Preferred stock dividend	—	—	136,985	1,370	98,136	(99,506)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(145,533)	(145,533)
Net loss for the three months ended December 31, 2013	—	—	—	—	—	(487,595)	(487,595)
Balance, December 31, 2013	942	$942	48,619,342	$486,193	$56,171,756	$(62,044,298)	$(5,385,407)

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(487,595)	$(639,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	324,021	—
Warrants issued for services rendered	—	31,957
Depreciation expense	81,304	49,505
Amortization of deferred financing costs	8,321	—
Stock compensation expense	24,783	38,190
Amortization of software costs	109,488	50,538
Amortization of long term contracts	12,500	12,499
Amortization of purchased technology	12,500	12,499
Decrease (increase) in assets:
Accounts receivable	169,151	(181,120)
Inventory	(10,223)	(294,348)
Costs in excess of billings	—	29,433
Prepaid and other current assets	8,882	(20,974)
Other assets	(11,055)	(899)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(383,362)	286,566
Accrued expenses	(50,273)	34,725
Net cash used in operating activities	(124,636)	(591,215)
Cash flows from investing activities:
Purchase of property and equipment	(83,939)	(415,472)
Software development costs	(102,811)	(467,486)
Net cash used in investing activities	(186,750)	(882,958)
Cash flows from financing activities:
Proceeds from notes payable	115,000	22,050
Repayment of notes payable	(51,454)	(40,889)
Proceeds from sale of 10% convertible preferred stock, net of fees	—	49,000
Proceeds from exercise of stock options	5,200	7,500
Payment of cash dividend on 10% Convertible Preferred stock	(145,533)	(52,785)
Net cash used in financing activities	(76,787)	(15,124)
Net decrease in cash and cash equivalents	(388,173)	(1,489,297)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$1,295,996	$2,934,188

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$41,843	$46,246
Taxes paid	—	6,032

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	$126,338	$—
Shares issued for preferred stock dividend	99,506	159,920
Software development costs included in accounts payable and accrued expenses	47,743	—
Property and equipment included in accounts payable	19,990	—

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

3. Correction of an Accounting Error
The warrants issued in connection with our 10% Convertible Preferred Stock contain anti-dilution protection provisions including certain reset features (down-round protection) which protects the holders from future issuances of our Common Stock at prices below such warrants' then-in-effect respective exercise prices (See Note 12). This provision, however unlikely to occur, could result in modification of the warrants then-in-effect. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions relating to the April 2012 private placement of our 10% Convertible Preferred Stock. Based upon our extensive review of ASU 2012-04, we have concluded these warrants no longer meet the criteria for classification as equity as previously recorded and must be recorded as a liability with the value of the warrants recorded at fair value on the transition/effective date, with subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013 and the consolidated condensed financial statements contained herein reflect the retroactive impact of this correction of this accounting error as of this date. The restated historical information is as follows:
Condensed Consolidated Statements of Operations

	Three Months Ended December 31, 2013
	Originally Reported	Adjustments	Adjusted
Non operating expense:
Revaluation of warrants	$—	$(324,021)	(324,021)
Non operating expense, net	(73,569)	(324,021)	(397,590)
Net loss	(163,574)	(324,021)	(487,595)
Net loss available to Common Stockholders	(408,613)	(324,021)	(732,634)

Loss from continuing operations per share - basic and diluted	$0.00	$(0.01)	$(0.01)
Net loss attributable to Common stockholders per share - basic and diluted	$0.00	$(0.02)	$(0.02)

Condensed Consolidated Balance Sheets

	As of December 31, 2013
	Originally Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$10,850,223	$10,850,223
Total liabilities	4,360,237	10,850,223	15,210,460

Stockholders' (deficit) equity:
Additional paid-in capital	66,697,958	(10,526,202)	56,171,756
Accumulated deficit	(61,720,277)	(324,021)	(62,044,298)
Total stockholders' (deficit) equity	5,464,816	(10,850,223)	(5,385,407)
	$9,825,053	$—	$9,825,053

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Originally Reported: Balance, December 31, 2013	942	$942	48,619,342	$486,193	$66,697,958	$(61,720,277)	$5,464,816
Adjustments	—	—	—	—	(10,526,202)	(324,021)	(10,850,223)
Adjusted: Balance, December 31, 2013	942	$942	48,619,342	$486,193	$56,171,756	$(62,044,298)	$(5,385,407)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31, 2013
	Originally Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net loss	$(163,574)	$(324,021)	$(487,595)
Revaluation of warrants	—	324,021	324,021
Net cash used in operating activities	(124,636)	—	(124,636)
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

8. Contracts in Progress
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
9. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31, 2013	September 30, 2012	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,535,800	1,431,871	3 - 7 years
Less accumulated depreciation	(710,441)	(629,137)
	$952,446	$929,821
10.     Product Warranty Costs
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
11.     Notes Payable/Credit Facilities
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
12. Warrants to Purchase Common Stock
In conjunction with the private placement of our 10% Convertible Preferred stock in April 2012, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and will re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.
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
We determined the initial fair value of the warrants as of October 1, 2013 to be $10,652,540 based on a valuation simulation using the Black Scholes option pricing model. We also prepared additional models using a modified Black Scholes option pricing model and a Binomial Tree option pricing model. Both additional simulations included various reset scenarios, different exercise prices, and other assumptions, such as price volatility and interest rates, that were kept consistent with our original Black-Scholes model. The resulting warrant values as determined under the modified Black-Scholes model and the Binomial Tree option model were not materially different from the values generated using the Black-Scholes model. We have therefore determined to use the Black-Scholes model as we believe it provides a reasonable basis for valuation and takes into consideration the relevant factors of the warrants, including the down round provision.
During the three months ended December 31, 2013, we recorded warrant valuation expense of $324,021 associated with an increase in the fair value of all warrants containing the down round provision outstanding as of December 31, 2013 and exercised during the three months ended December 31, 2013. During the three months ended December 31, 2013, warrants to purchase 301,024 shares of Common Stock containing the down round provision were exercised on a cashless basis. We reduced our warrant liability on the date of exercise by the fair value of these warrants which was $126,338 and reclassified this amount to Additional paid-in capital. Our warrant liability was $10,850,223 as of December 31, 2013.
The warrant liabilities were valued at December 31, 2013 using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1	Private Placement 2
	December 31, 2013	December 31, 2013
Closing price per share of common stock	$0.73	$0.73
Exercise price per share	0.50	0.50
Expected volatility	60.0%	60.0%
Risk-free interest rate	1.3%	1.8%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.8	4.8
Warrants outstanding	19,315,000	6,795,633

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock

13. Fair Value Measurements
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
We have classified certain warrants related to the 10% Convertible Preferred Stock private placements described in Note 12 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection.
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2013 and December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Warrant liability	$—	$—	$—	$—

December 31, 2013
Warrant liability	$10,850,223	$—	$—	$10,850,223

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended December 31, 2013.

Warrant Liability
Level 3
Balance at September 30, 2013	$—
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	10,652,540
Revaluation of warrants recognized in earnings	324,021
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	(126,338)
Balance at December 31, 2013	$10,850,223

14.     Stockholders’ Equity
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
During the three months ended December 31, 2013 the revaluation of our warrant liability to estimated fair value resulted in a non-cash revaluation expense of $324,021.
Our net loss for the three months ended December 31, 2013 decreased $152,191 or 24% to $487,595 or ($0.01) per basic share as compared to a net loss of $639,786 or ($0.01) per basic share for the three months ended December 31, 2012. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2013 reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $245,039 and $212,704 associated with the issuance of the 10% Convertible Preferred as of December 31, 2013 and December 31, 2012, respectively.
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
The Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2013 and 2012 as they affect our liquidity. During the three months ended December 31 2013, net cash used in operating activities was $124,636. Our net loss for the three months ended December 31, 2013 was $487,595. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $572,917 of depreciation, amortization, stock option expense and warrant revaluation expense. However, a decrease of $454,913 related to accounts payable, accrued expenses, inventory and other assets was offset by decreases in accounts receivable, prepaids, other current assets and assets related to discontinued operations.
Our net loss for the three months ended December 31, 2012 was $639,786, while our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $195,188 of depreciation, amortization, stock option expense. We also realized an increase of $321,291 in accounts payable and accrued expenses offset by an increased investments in inventory and accounts receivables. The result of which was net cash used in operating activities of $591,215 for the three months ended December 31, 2012.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer identified a material weakness in internal controls over financial reporting as of December 31, 2013 as described below.
Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of December 31, 2013. As a result, of a correction of an accounting error described in Note 3 to our Condensed Interim Consolidated Financial Statements contained herein, restatements of our consolidated financial statements for the period ended December 31, 2013 was necessary.

In connection with the material weakness described above management plans to enhance its review and approval procedures and to provide education and implement accounting reviews as they pertain to complex and non-routine transactions.
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
Dated: June 29, 2015