Form 10-Q/A
period 2014-03-31
AMERICAN POWER GROUP Corp
filed 2015-06-29
CIK 932699

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2014, as originally filed with the SEC on December 22, 2014 (the “Original Form 10-K”), to provide similar updates.
In conjunction with the private placement of our 10% Convertible Preferred Stock in April 2012, we issued warrants containing anti-dilution adjustment provisions that protect the holders from the dilutive effects of subsequent issuances of our Common Stock at prices below the warrants’ exercise prices. These provisions, however unlikely to be triggered, could result in downward adjustments of the exercise prices of the warrants and, therefore, increases in the number of shares of our Common Stock issuable upon their exercise. In October 2012, the Financial Accounting Standards Board issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which contained technical corrections to guidance on which we had previously relied in forming our initial conclusions regarding the accounting for warrants containing these anti-dilution protections. Based upon our extensive review of ASU 2012-04, we have now concluded that these warrants did not meet the criteria for classification as equity, as previously recorded, and must be recorded as a liability, with the value of the warrants recorded at fair value on the transition/effective date, and subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013.
As a result of the foregoing, we have determined that our previously reported results for the three and six months ended March 31, 2014 should no longer be relied upon and need to be updated to reflect the retroactive correction of this accounting error and correctly reflect the accounting for the value of the warrants containing anti-dilution protections pursuant to the guidance provided by ASU 2012-04. The condensed consolidated balance sheets, the condensed consolidated statements of operations, the condensed consolidated statement of changes in stockholders (deficit) equity and the condensed consolidated statements of cash flows for the three and six months ended March 31, 2014 included in this Form 10-Q/A, have been restated to include the effects of the correction of this accounting error. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error. Our condensed consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Form 10-K and the Original Form 10-Q, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the periods covered by the Original Form 10-K and Original Form 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-K/A being filed concurrently herewith.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880,429	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $68,389 and $120,393 as of March 31, 2014 and September 30, 2013, respectively	1,653,107	1,612,280
Inventory	921,027	908,059
Prepaid expenses	66,241	150,816
Other current assets	42,741	48,472
Assets related to discontinued operations	—	66,922
Total current assets	3,863,545	4,770,718
Property, plant and equipment, net	875,017	929,821
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	266,667	291,667
Purchased technology, net	266,667	291,667
Software development costs, net	3,198,335	3,180,804
Other	154,613	134,469
Total other assets	4,683,669	4,695,994
	$9,422,231	$10,396,533
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$723,105	$1,086,347
Accrued expenses	839,898	914,023
Billings in excess of cost	—	7,533
Notes payable, current	99,366	106,972
Notes payable, related parties	473,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,204,387	2,656,893
Notes payable, non-current	1,995,319	1,490,160
Warrant liability	18,225,661	—
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	22,930,907	4,652,593

Stockholders' (deficit) equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at March 31, 2014 and September 30, 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,279,280 shares and 48,375,316 issued and outstanding at March 31, 2014 and September 30, 2013	502,793	483,753
Additional paid-in capital	57,960,592	66,570,909
Accumulated deficit	(71,973,002)	(61,311,664)
Total stockholders’ (deficit) equity	(13,508,676)	5,743,940
	$9,422,231	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$1,258,489	$1,852,162	$3,101,010	$2,727,115
Cost of sales	911,518	1,135,806	1,852,427	1,710,210
Gross profit	346,971	716,356	1,248,583	1,016,905
Operating expenses:
Selling, general and administrative	932,474	1,265,744	1,924,091	2,148,626
Operating loss from continuing operations	(585,503)	(549,388)	(675,508)	(1,131,721)
Non operating expense
Interest and financing costs	(44,897)	(46,778)	(91,004)	(87,369)
Interest income	11,010	11,455	22,295	23,515
Revaluation of warrants	(9,037,731)	—	(9,361,752)	—
Other, net	(36,136)	(25,798)	(74,883)	(54,720)
Non operating expense, net	(9,107,754)	(61,121)	(9,505,344)	(118,574)
Net loss	(9,693,257)	(610,509)	(10,180,852)	(1,250,295)
10% Convertible Preferred dividends	(235,447)	(187,391)	(480,486)	(400,096)
Net loss available to Common stockholders	$(9,928,704)	$(797,900)	$(10,661,338)	$(1,650,391)

Loss from continuing operations per share – basic and diluted	$(0.20)	$(0.01)	$(0.21)	$(0.03)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.01)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.21)	$(0.02)	$(0.22)	$(0.04)

Weighted average shares outstanding - basic and diluted	49,062,385	46,353,829	48,722,918	45,972,012

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
For the Six Months Ended March 31, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	—	—	—	—	(10,652,540)	—	(10,652,540)
Compensation expense associated with stock options	—	—	—	—	46,167	—	46,167
Common stock issued upon option and warrant exercise	—	—	1,676,184	16,762	21,540	—	38,302
Common stock issued upon Preferred stock conversion	(1)	(1)	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	(8,761)	—	(8,761)
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	1,788,631	—	1,788,631
Common stock issued for 10% Convertible Preferred stock dividend	—	—	218,910	2,189	194,734	(196,923)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(283,563)	(283,563)
Net loss for the six months ended March 31, 2014	—	—	—	—	—	(10,180,852)	(10,180,852)
Balance, March 31, 2014	941	$941	50,279,280	$502,793	$57,960,592	$(71,973,002)	$(13,508,676)

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,180,852)	$(1,250,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	9,361,752	—
Shares issued for services rendered	—	392,633
Loss on disposal of property and equipment	—	680
Depreciation expense	166,437	111,776
Amortization of deferred financing costs	10,244	—
Stock compensation expense	46,167	67,793
Provision for bad debts	8,639	—
Amortization of software costs	218,976	98,995
Amortization of long term contracts	25,000	24,999
Amortization of purchased technology	25,000	24,999
Decrease (increase) in assets:
Accounts receivable	(49,466)	(118,526)
Inventory	(12,968)	(565,292)
Costs in excess of billings	—	29,433
Prepaid and other current assets	90,062	(39,073)
Other assets	(20,144)	(900)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(382,514)	258,050
Billings in excess of costs	(7,533)	—
Accrued expenses	(84,125)	(18,453)
Net cash used in operating activities	(718,403)	(983,181)
Cash flows from investing activities:
Purchase of property and equipment	(110,233)	(740,742)
Software development costs	(218,635)	(786,101)
Net cash used in investing activities	(328,868)	(1,526,843)
Cash flows from financing activities:
Proceeds from notes payable	575,000	78,050
Repayment of notes payable	(77,447)	(72,734)
Proceeds from sale of 10% convertible preferred stock, net of fees	—	2,656,211
Proceeds from exercise of stock options	38,302	14,781
Payment made for fees related to 10% Convertible Preferred stock	(8,761)	—
Payment of cash dividend on 10% Convertible Preferred stock	(283,563)	(110,270)
Net cash provided by financing activities	243,531	2,566,038
Net (decrease) increase in cash and cash equivalents	(803,740)	56,014
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$880,429	$4,479,499

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Six Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$69,106	$91,101
Taxes paid	—	7,952

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	1,788,631	—
Shares issued for preferred stock dividend	196,923	289,826
Warrants issued	—	392,633
Software development costs included in accounts payable and accrued expenses	17,872	298,735
Property and equipment included in accounts payable	1,400	—
Inventory transferred to equipment and capitalized software	—	4,810

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
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2014			Six Months Ended March 31, 2014
	Originally Reported	Adjustments	Adjusted	Originally Reported	Adjustments	Adjusted
Non operating expense:
Revaluation of warrants	$—	$(9,037,731)	$(9,037,731)	$—	$(9,361,752)	$(9,361,752)
Non operating expense, net	(70,023)	(9,037,731)	(9,107,754)	(143,592)	(9,361,752)	(9,505,344)
Net loss	(655,526)	(9,037,731)	(9,693,257)	(819,100)	(9,361,752)	(10,180,852)
Net loss available to Common Stockholders	$(890,973)	$(9,037,731)	$(9,928,704)	$(1,299,586)	$(9,361,752)	$(10,661,338)

Loss from continuing operations per share - basic and diluted	$(0.01)	$(0.19)	$(0.20)	$(0.02)	$(0.19)	$(0.21)
Net loss attributable to Common stockholders per share - basic and diluted	$(0.02)	$(0.19)	$(0.21)	$(0.03)	$(0.19)	$(0.22)

Condensed Consolidated Balance Sheets

	As of March 31, 2014
	Originally Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$18,225,661	$18,225,661
Total liabilities	4,705,246	18,225,661	22,930,907

Stockholders' (deficit) equity:
Additional paid-in capital	66,824,501	(8,863,909)	57,960,592
Accumulated deficit	(62,611,250)	(9,361,752)	(71,973,002)
Total stockholders' (deficit) equity	4,716,985	(18,225,661)	(13,508,676)
	$9,422,231	$—	$9,422,231

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Originally Reported: Balance, March 31, 2014	941	$941	50,279,280	$502,793	$66,824,501	$(62,611,250)	$4,716,985
Adjustments	—	—	—	—	(8,863,909)	(9,361,752)	(18,225,661)
Adjusted: Balance, March 31, 2014	941	$941	50,279,280	$502,793	$57,960,592	$(71,973,002)	$(13,508,676)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31, 2014
	Originally Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net loss	$(819,100)	$(9,361,752)	$(10,180,852)
Revaluation of warrants	—	9,361,752	9,361,752
Net cash used in operating activities	(718,403)	—	(718,403)
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

8. Contracts in Progress
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
During the three and six months ended March 31, 2014, we recorded warrant valuation expense of $9,037,731 and $9,361,752, respectively associated with an increase in the fair value of all warrants containing the down round provision outstanding as of March 31, 2014 and exercised during the three and six months ended March 31, 2014. During the six months ended March 31, 2014, warrants to purchase 2,705,483 shares of Common Stock containing the down round provision were exercised on a cashless basis. We reduced our warrant liability on the date of exercise by the fair value of these warrants which was $1,788,631 and reclassified this amount to Additional paid-in capital. Our warrant liability was $18,225,661 as of March 31, 2014.

The warrant liabilities were valued at March 31, 2014 using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1	Private Placement 2
	March 31 2014	March 31 2014
Closing price per share of common stock	$1.15	$1.15
Exercise price per share	0.50	0.50
Expected volatility	58.0%	58.0%
Risk-free interest rate	1.3%	1.4%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.6	4.5
Warrants outstanding	17,623,387	6,082,787

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

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2013 and March 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Warrant liability	$—	$—	$—	$—

March 31, 2014
Warrant liability	$18,225,661	$—	$—	$18,225,661

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended March 31, 2014.

Warrant Liability
Level 3
Balance at September 30, 2013	$—
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	10,652,540
Revaluation of warrants recognized in earnings	9,361,752
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	(1,788,631)
Balance at March 31, 2014	$18,225,661
14.     Stockholders’ Equity
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
During the three months ended March 31, 2014 the revaluation of our warrant liability to fair value resulted in a non-cash revaluation expense of $9,037,731.
Our net loss for the three months ended March 31, 2014 increased $9,082,748 or 1,488% to $9,693,257 or $(0.20) per basic share as compared to a net loss of $610,509 or ($0.01) per basic share for the three months ended March 31, 2013. The calculation of net loss per share available for Common shareholders for the three months ended March 31, 2014 and 2013, reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $235,447 and $187,391 associated with the issuance of the 10% Convertible Preferred Stock.
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
During the six months ended March 31, 2014, the revaluation of our warrant liability to fair value resulted in a non-cash revaluation expense of to $9,361,752.
Our net loss for the six months ended March 31, 2014 increased $8,930,557 or 714% to $10,180,852 or $(0.21) per basic share as compared to a net loss of $1,250,295 or ($0.03) per basic share for the six months ended March 31, 2013. The calculation of net loss per share available for Common shareholders for the six months ended March 31, 2014 and 2013, reflects the inclusion of quarterly dividends of $480,486 and $400,096, respectively, paid on our 10% Convertible Preferred Stock.
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
The Condensed Consolidated Statement of Cash Flows reflect events for the six months ended March 31, 2014 and 2013 as they affect our liquidity. During the six months ended March 31, 2014, net cash used in operating activities was $718,403. Our net loss for the six months ended March 31, 2014 was $10,180,852. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $9,853,576 of depreciation, amortization and stock option expense and warrant revaluation expense. However, a decrease of $549,217 related to accounts receivable, inventory, other assets, accounts payable and accrued expenses was offset by prepaids and assets related to discontinued operations.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer identified a material weakness in internal controls over financial reporting as of March 31,2014 as described below.
Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of March 31, 2014. As a result, of a correction of an accounting error described in Note 3 to our Condensed Interim Consolidated Financial Statements contained herein, restatements of our consolidated financial statements for the periods ended December 31, 2013 and March 31, 2014 was necessary.
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
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
31.1 (1)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (1)(2)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (1)(2)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Filed herewith.

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