Form 10-Q/A
period 2014-06-30
AMERICAN POWER GROUP Corp
filed 2015-06-29
CIK 932699

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

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 15, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2014, as originally filed with the SEC on December 22, 2014 (the “Original Form 10-K”), to provide similar updates.
In conjunction with the private placement of our 10% Convertible Preferred Stock in April 2012, we issued warrants containing anti-dilution adjustment provisions that protect the holders from the dilutive effects of subsequent issuances of our Common Stock at prices below the warrants’ exercise prices.These provisions, however unlikely to be triggered, could result in downward adjustments of the exercise prices of the warrants and, therefore, increases in the number of shares of our Common Stock issuable upon their exercise. In October 2012, the Financial Accounting Standards Board issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which contained technical corrections to guidance on which we had previously relied in forming our initial conclusions regarding the accounting for warrants containing these anti-dilution protections. Based upon our extensive review of ASU 2012-04, we have now concluded that these warrants did not meet the criteria for classification as equity, as previously recorded, and must be recorded as a liability, with the value of the warrants recorded at fair value on the transition/effective date, and subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013.
As a result of the foregoing, we have determined that our previously reported results for the three and nine months ended June 30, 2014 should no longer be relied upon and need to be updated to reflect the retroactive correction of this accounting error and correctly reflect the accounting for the value of the warrants containing anti-dilution protections pursuant to the guidance provided by ASU 2012-04. The condensed consolidated balance sheets, the condensed consolidated statements of operations, the condensed consolidated statement of changes in stockholders (deficit) equity and the condensed consolidated statements of cash flows for the three and nine months ended June 30, 2014 included in this Form 10-Q/A, have been restated to include the effects of the correction of this accounting error. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error. Our condensed consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Form 10-K and the Original Form 10-Q, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the periods covered by the Original Form 10-K and Original Form 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-K/A being filed concurrently herewith.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,237,854	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $80,589 and $120,393 as of June 30, 2014 and September 30, 2013, respectively	1,672,840	1,612,280
Inventory	770,355	908,059
Prepaid expenses	170,989	150,816
Other current assets	40,185	48,472
Assets related to discontinued operations	—	66,922
Total current assets	4,192,223	4,770,718
Property, plant and equipment, net	784,248	929,821
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	254,167	291,667
Purchased technology, net	254,167	291,667
Software development costs, net	3,135,333	3,180,804
Other	165,547	134,469
Total other assets	4,606,601	4,695,994
	$9,583,072	$10,396,533
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$974,502	$1,086,347
Accrued expenses	1,029,718	914,023
Billings in excess of cost	—	7,533
Notes payable, current	2,610,291	106,972
Notes payable, related parties	443,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	5,126,529	2,656,893
Notes payable, non-current	43,914	1,490,160
Warrant liability	9,628,858	—
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	15,304,841	4,652,593

Stockholders' (deficit) equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at June 30, 2014 and September 30, 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,515,805 shares and 48,375,316 shares issued and outstanding at June 30, 2014 and September 30, 2013	505,159	483,753
Additional paid-in capital	58,111,181	66,570,909
Accumulated deficit	(64,339,050)	(61,311,664)
Total stockholders’ (deficit) equity	(5,721,769)	5,743,940
	$9,583,072	$10,396,533

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,782,269	$2,151,454	$4,883,279	$4,878,568
Cost of sales	1,267,322	1,141,250	3,119,749	2,851,461
Gross profit	514,947	1,010,204	1,763,530	2,027,107
Operating expenses:
Selling, general and administrative	1,133,522	1,086,918	3,057,613	3,235,543
Operating loss from continuing operations	(618,575)	(76,714)	(1,294,083)	(1,208,436)
Non operating income (expense)
Interest and financing costs	(48,444)	(39,462)	(139,448)	(126,831)
Interest income	11,026	11,579	33,321	35,094
Revaluation of warrants	8,559,943	—	(801,809)	—
Other, net	(27,669)	(35,136)	(102,552)	(89,856)
Non operating income (expense), net	8,494,856	(63,019)	(1,010,488)	(181,593)
Net income (loss)	7,876,281	(139,733)	(2,304,571)	(1,390,029)
10% Convertible Preferred dividends	(242,329)	(244,464)	(722,815)	(644,560)
Net income (loss) available to Common stockholders	$7,633,952	$(384,197)	$(3,027,386)	$(2,034,589)

Income (loss) from continuing operations per share	$0.16	$—	$(0.05)	$(0.03)
Net income (loss) per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.02)	(0.01)
Net income (loss) attributable to Common stockholders per share	$0.15	$(0.01)	$(0.07)	$(0.04)

Net income (loss) per common share attributable to Common stockholders:
Basic	$0.15	$(0.01)	$(0.07)	$(0.04)
Diluted	$0.10	$(0.01)	$(0.07)	$(0.04)
Weighted average shares outstanding:
Basic	50,364,666	46,869,240	49,268,170	46,269,996
Diluted	75,330,693	46,869,240	49,268,170	46,269,996

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
For the Nine Months Ended June 30, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	—	—	—	—	(10,652,540)	—	(10,652,540)
Compensation expense associated with stock options	—	—	—	—	60,117	—	60,117
Common stock issued upon option and warrant exercise	—	—	1,773,364	17,734	37,233	—	54,967
Common stock issued upon Preferred stock conversion	(1)	(1)	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	(27,665)	—	(27,665)
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	1,825,491	—	1,825,491
Common stock issued for 10% Convertible Preferred stock dividend	—	—	358,255	3,583	297,724	(301,307)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(421,508)	(421,508)
Net loss for the nine months ended June 30, 2014	—	—	—	—	—	(2,304,571)	(2,304,571)
Balance, June 30, 2014	941	$941	50,515,805	$505,159	$58,111,181	$(64,339,050)	$(5,721,769)

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,304,571)	$(1,390,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	801,809	—
Shares issued for services rendered	—	424,549
(Gain) loss on disposal of property and equipment	(12,743)	682
Depreciation expense	250,755	189,860
Amortization of deferred financing costs	10,244	—
Stock compensation expense	60,117	97,396
Provision for bad debts	20,839	—
Amortization of software costs	338,785	167,307
Amortization of long term contracts	37,500	37,499
Amortization of purchased technology	37,500	37,499
(Increase) decrease in assets:
Accounts receivable	(56,999)	(593,064)
Inventory	137,704	(398,323)
Costs in excess of billings	—	30,411
Prepaid and other current assets	(12,130)	(126,328)
Other assets	(31,078)	(900)
Assets related to discontinued operations	66,922	—
(Decrease) increase in liabilities:
Accounts payable	(144,065)	(238,275)
Billings in excess of costs	(7,533)	—
Accrued expenses	105,695	57,913
Net cash used in operating activities	(701,249)	(1,703,803)
Cash flows from investing activities:
Purchase of property and equipment	(111,632)	(824,499)
Software development costs	(266,301)	(1,407,377)
Net cash used in investing activities	(377,933)	(2,231,876)
Cash flows from financing activities:
Proceeds from notes payable	1,220,860	179,945
Repayment of notes payable	(163,787)	(619,250)
Repayment of notes payable, related party	(30,000)	—
Proceeds from sale of 10% Convertible Preferred stock, net of fees	—	2,646,279
Proceeds from exercise of stock options	54,967	22,979
Payment made for fees related to 10% Convertible Preferred stock	(27,665)	—
Payment of cash dividend on 10% Convertible Preferred stock	(421,508)	(281,735)
Net cash provided by financing activities	632,867	1,948,218
Net decrease in cash and cash equivalents	(446,315)	(1,987,461)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of period	$1,237,854	$2,436,024

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$118,899	$130,491
Taxes paid	—	2,248

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	$1,825,491	$—
Shares issued for preferred stock dividend	301,307	362,825
Software development costs included in accounts payable and accrued expenses	27,013	520,047
Property and equipment included in accounts payable	5,207	—
Inventory transferred to equipment and capitalized software	—	5,093

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
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2014			Nine Months Ended June 30, 2014
	Originally Reported	Adjustments	Adjusted	Originally Reported	Adjustments	Adjusted
Non operating income (expense):
Revaluation of warrants	$—	$8,559,943	$8,559,943	$—	$(801,809)	$(801,809)
Non operating income (expense), net	(65,087)	8,559,943	8,494,856	(208,679)	(801,809)	(1,010,488)
Net income (loss)	(683,662)	8,559,943	7,876,281	(1,502,762)	(801,809)	(2,304,571)
Net income (loss) available to Common Stockholders	$(925,991)	$8,559,943	$7,633,952	$(2,225,577)	$(801,809)	$(3,027,386)

Income (loss) from continuing operations per share	$(0.01)	$0.17	$0.16	$(0.03)	$(0.02)	$(0.05)

Net income (loss) per common share attributable to Common stockholders:
Basic	$(0.01)	$0.16	$0.15	$(0.03)	$(0.04)	$(0.07)
Diluted	(0.01)	0.11	$0.10	(0.03)	(0.04)	(0.07)

Condensed Consolidated Balance Sheets

	As of June 30, 2014
	Originally Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$9,628,858	$9,628,858
Total liabilities	5,675,983	9,628,858	15,304,841

Stockholders' (deficit) equity:
Additional paid-in capital	66,938,230	(8,827,049)	58,111,181
Accumulated deficit	(63,537,241)	(801,809)	(64,339,050)
Total stockholders' (deficit) equity	3,907,089	(9,628,858)	(5,721,769)
	$9,583,072	$—	$9,583,072

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Originally Reported: Balance, June 30, 2014	941	$941	50,515,805	$505,159	$66,938,230	$(63,537,241)	$3,907,089
Adjustments	—	—	—	—	(8,827,049)	(801,809)	(9,628,858)
Adjusted: Balance, June 30, 2014	941	$941	50,515,805	$505,159	$58,111,181	$(64,339,050)	$(5,721,769)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30, 2014
	Originally Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net loss	$(1,502,762)	$(801,809)	$(2,304,571)
Revaluation of warrants	—	801,809	801,809
Net cash used in operating activities	(701,249)	—	(701,249)
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
8. Contracts in Progress
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
During the three and nine months ended June 30, 2014, we recorded warrant valuation income of $8,559,943 and warrant valuation expense of $801,809, respectively associated with the change in the fair value of all warrants containing the down round provision outstanding as of June 30, 2014 and exercised during the three and nine months ended June 30, 2014. During the nine months ended June 30, 2014, warrants to purchase 2,755,483 shares of Common Stock containing the down round provision were exercised on a cashless basis. We reduced our warrant liability on the date of exercise by the estimated fair value of these warrants which was $1,825,491 and reclassified this amount to Additional paid-in capital. Our warrant liability was $9,628,858 as of June 30, 2014.

The warrant liabilities were valued at June 30, 2014 using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1	Private Placement 2
	June 30 2014	June 30 2014
Closing price per share of common stock	$0.75	$0.75
Exercise price per share	0.50	0.50
Expected volatility	58.0%	58.0%
Risk-free interest rate	1.0%	1.3%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.3	4.3
Warrants outstanding	17,623,387	6,032,787

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock.
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
We have classified certain warrants related to the 10% Convertible Preferred Stock private placements noted in Note 12 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection.

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2013 and June 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Warrant liability	$—	$—	$—	$—

June 30, 2014
Warrant liability	$9,628,858	$—	$—	$9,628,858

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended June 30, 2014.

Warrant Liability
Level 3
Balance at September 30, 2013	$—
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	10,652,540
Revaluation of warrants recognized in earnings	801,809
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	$(1,825,491)
Balance at June 30, 2014	$9,628,858
14.     Stockholders’ Equity
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

15. Recent Accounting Pronouncement

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
During the three months ended June 30, 2014 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $8,559,943.

Our net income for the three months ended June 30, 2014 increased $8,016,014 or 5,737% to $7,876,281 or $0.01 per basic share as compared to a net loss of $139,733 or ($0.00) per basic share for the three months ended June 30, 2013. The calculation of net income (loss) per share available for Common shareholders for the three months ended June 30, 2014 and 2013, reflects the inclusion of 10% Convertible Preferred Stock quarterly dividends of $242,329 and $244,464 associated with the issuance of the 10% Convertible Preferred Stock.
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
During the nine months ended June 30, 2014, the revaluation of our warrant liability to fair value resulted in a non-cash revaluation expense of $801,809.
Our net loss for the nine months ended June 30, 2014 increased $914,542 or 66% to $2,304,571 or ($0.07) per basic share as compared to a net loss of $1,390,029 or ($0.04) per basic share for the nine months ended June 30, 2013. The calculation of net loss per share available for Common shareholders for the nine months ended June 30, 2014 and 2013, reflects the inclusion of quarterly dividends of $722,815 and $644,560, respectively, paid on our 10% Convertible Preferred Stock.
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

The Condensed Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2014 and 2013 as they affect our liquidity. During the nine months ended June 30, 2014, net cash used in operating activities was $701,249. Our net loss for the nine months ended June 30, 2014 was $2,304,571. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: $1,536,710 of depreciation, amortization, stock option expense and warrant revaluation expense.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer identified a material weakness in internal controls over financial reporting as of June 30, 2014 as described below.
Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of June 30, 2014. As a result, of a correction of an accounting error described in

Note 3 to our Condensed Consolidated Financial Statements contained herein, restatements of our condensed consolidated financial statements for the period ended December 31, 2013, March 31, 2014 and June 30, 2014 were necessary.
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