Form 10-K/A
period 2014-09-30
AMERICAN POWER GROUP Corp
filed 2015-06-29
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following items of our Annual Report on Form 10-K for the year ended September 30, 2014 as originally filed with the Securities and Exchange Commission on December 22, 2014 (the “Original Form 10-K”): (i) Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”(ii) Item 8 of Part II “Financial Statements and Supplementary Data,” (iii) Item 9A of Part II, “Controls and Procedures,” and (iv) Item 15 of Part IV, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-K/A, we are also filing Amendment No. 1 on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2013, March 31, 2014, June 30, 2014 and December 31, 2014 as originally filed with the SEC on February 13, 2014, May 14, 2014, August 14, 2014 and February 17, 2015, respectively (the “Original Form 10-Q's”), to provide similar updates.
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
As a result of the foregoing, we have determined that our previously reported results for the twelve months ended September 30, 2014 should no longer be relied upon and need to be updated to reflect the retroactive correction of this accounting error and correctly reflect the accounting for the value of the warrants containing anti-dilution protections pursuant to the guidance provided by ASU 2012-04. The consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in stockholders (deficit) equity and the consolidated statements of cash flows for the twelve months ended September 30, 2014 included in this Form 10-K/A, have been restated to include the effects of the correction of this accounting error. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements resulting from the correction of this error. Our consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Form

10-K and the Original Form 10-Qs, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the periods covered by the Original Form 10-K and Original Form 10-Qs should not be relied upon and are superseded in their entirety by this Form 10-K/A and the Form 10-Q/As being filed concurrently herewith.
We have also made changes in "Item 9A - Controls and Procedures" in response to comments from the staff of the Securities and Exchange Commission.

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
Selling, general and administrative expenses for the fiscal year ended September 30, 2014 decreased $401,783 or 9% to $4,195,528 as compared to $4,597,311 for the fiscal year ended September 30, 2013. The decrease was primarily attributable to approximately $425,000 of one-time, non-cash amortization expense associated with the WheelTime member incentive warrants which vested during the fiscal year ended September 30, 2013.
During the fiscal year ended September 30, 2014, interest and financing expense increased $31,395 or 20% to $190,234 as compared to $158,839 for the fiscal year ended September 30, 2013.
During the fiscal year ended September 30, 2014, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of to $2,330,048.
Our net income for the fiscal year ended September 30, 2014 increased $2,081,031 to $38,112 or $0.00 per basic share as compared to a net loss of ($2,042,919) or ($0.04) per basic share for the fiscal year ended September 30, 2013. The calculation of net loss per share available to Common stockholders for the twelve months ended September 30, 2014 and 2013, reflects the inclusion of convertible preferred stock dividends paid of $958,178 and $883,370, respectively.
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
Our Consolidated Statements of Cash Flows reflect events for the fiscal years ended September 30, 2014 and 2013 as they affect our liquidity. During the fiscal year ended September 30, 2014, net cash used in operating activities was $1,272,211. Our net income for the fiscal year ended September 30, 2014 was $38,112 inclusive of $2,330,048 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses of $966,219 of depreciation, amortization, stock compensation expense and deferred financing costs. During the fiscal year ended September 30, 2013, net cash used by operations was $1,797,928. Our net loss for the fiscal year ended September 30, 2013 was $2,042,919 with our cash flow being positively impacted by non-cash expenses and changes to our working capital of $794,801 of depreciation, stock compensation expense and amortization.
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
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we would be impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We have generally been unaffected by interest rate changes because we do not maintain any floating-rate debt.
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
Multiple-Element Arrangements. We also enter into Multiple-Element Arrangements to sell our dual fuel conversion equipment with engineering and/or installation services in both the stationary and vehicular applications. Due to a lack of significant customer demand, we do not offer maintenance services as part of these agreements but will provide customer support services on an as requested basis and charge a per hour/diem fee plus any direct costs. Each of the requested deliverables is clearly denoted within the agreement as a separate and distinct item of value and accounted for as such from a revenue recognition perspective. We recognize the revenue associated with the sale of dual fuel conversion equipment when title and risk passes to our customer and recognize the engineering and/or installation service revenue when each service is complete using parameters specified in our Revenue Recognition Policy. Fees charged for engineering and/or installation services are based on our estimate of the time and materials required to complete the task. Generally, the timing of when engineering and installation services take place are typically driven by a customer- established timeline but are usually completed shortly after the customer takes delivery of the dual fuel conversion equipment.
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

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Our chief executive officer and chief financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer, have concluded that our financial disclosure controls and procedures were not effective during the period covered by this report due to the material weakness in our internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. Management's assessment was based on criteria established in the report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)) which was adopted by COSO in 1992. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the company's internal control over financial reporting and identified a material weakness in internal controls over financial reporting.
Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of September 30, 2014. As a result of a correction of an accounting error described in Note 2 to our Consolidated Financial Statements contained herein, restatements of our consolidated financial statements for the year ended September 30, 2014 and for the periods ended December 31, 2013, March 31, 2014 and June 30, 2014 have been necessary.
In connection with the material weakness described above, management plans to enhance its review and approval procedures and to provide education and implement accounting reviews as they pertain to complex and non-routine transactions.
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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 31.
(b)     The following exhibits are filed with this report:

Exhibit No.		Description
3.1 † (27)	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 (1)	—	By-laws of GreenMan Technologies, Inc.
4.1 (27)	—	Specimen certificate of Common Stock of American Power Group Corporation
10.1 (2)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (3)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.3 (4)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.4 (5)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.5 (4)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.6 (6)	—	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.
10.7 (7)	—	2005 Stock Option Plan, as amended*
10.8 (8)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.9 (9)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.10 (10)	—	Amendment No. 1, dated February 28, 2006, to Lease Agreement dated April 2, 2001, between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.
10.11 (11)	—	Business Loan Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank
10.12 (11)	—	Commitment Letter dated October 21, 2014, between American Power Group, Inc. and Iowa State Bank
10.13 (11)	—	Commercial Security Agreement dated as of October 27, 2014 between American Power Group, Inc. and Iowa State Bank
10.14 (11)	—	Term Promissory Note in the principal amount of $2,746,752.43, dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank
10.15 (11)	—	Revolving Promissory Note dated as of October 27, 2014 issued by American Power Group, Inc. in favor of Iowa State Bank
10.16 (12)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.17 (12)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.18 (13)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.19 (14)	—	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.

10.20 (14)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.21 (15)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.22 (13)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.23 (16)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.24 (17)	—	Amended and Restated Unsecured Promissory Note dated as of April 30, 2014, issued by American Power Group Corporation in favor of the Allen Kahn Revocable Trust AKA Allen Kahn, M.D. Revocable Trust
10.25 (14)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.26 (14)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.27 (15)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.28 (13)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.29 (16)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.30 (17)	—
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

21.1 (26)	—	List of All Subsidiaries
31.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2***	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS****	—	XBRL Instance Document
101.SCH****	—	XBRL Taxonomy Extension Schema Document
101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF****	—	XBRL Taxonomy Extension Definition Document
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-K for the Fiscal Year Ended September 30, 2011 and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated October 31, 2014 and filed November 6, 2014, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2011 and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 25, 2012 and filed May 2, 2012, and incorporated herein by reference.

(17)	Filed as an Exhibit to American Power Group Corporation’s Current Report, as amended, on Form 8-K/A dated April 30, 2014 and filed May 28, 2014, and incorporated herein by reference.

(18)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated September 24, 2014 and filed September 26, 2014, and incorporated herein by reference.

(19)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter ended March 31, 2011.

(20)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.’s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(21)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated November 25, 2014 and filed December 2, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated November 27, 2012 and filed November 30, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(25)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 30, 2011 and filed July 7, 2011, and incorporated herein by reference.

(26)	Filed as an Exhibit to American Power Group Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and incorporated herein by reference.

(27)	Previously filed as an Exhibit to American Power Group Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

American Power Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Power Group Corporation
Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As discussed in Note 2 to the financial statements, the 2014 financial statements have been restated for a correction of an error.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
December 22, 2014, except for Notes 2, 9, 10 and 14
which are dated June 29, 2015

American Power Group Corporation
Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$126,420	$1,684,169
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $120,393 as of September 30, 2014 and September 30, 2013	1,713,639	1,612,280
Inventory	794,211	908,059
Prepaid expenses	145,604	150,816
Other current assets	30,971	48,472
Assets related to discontinued operations	—	66,922
Total current assets	3,110,845	4,770,718
Property, plant and equipment, net	831,782	929,821
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	241,667	291,667
Purchased technology, net	241,667	291,667
Software development costs, net	3,118,798	3,180,804
Other	179,001	134,469
Total other assets	4,578,520	4,695,994
	$8,521,147	$10,396,533
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,011,644	$1,086,347
Accrued expenses	904,298	914,023
Billings in excess of cost	—	7,533
Notes payable, current	246,550	106,972
Notes payable, related parties, current	198,500	473,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,429,510	2,656,893
Notes payable, net of current portion	2,364,431	1,490,160
Notes payable, related parties, net of current portion	200,000	—
Warrant liability	6,497,001	—
Obligations due under lease settlement, net of current portion	505,540	505,540
Total liabilities	11,996,482	4,652,593

Stockholders' (deficit) equity:
Preferred stock, $1.00 par value, 998,854 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 942 shares issued and outstanding at September 30, 2014 and 2013	941	942
Common stock, $.01 par value, 150 million shares authorized, 50,735,050 shares and 48,375,316 issued and outstanding at September 30, 2014 and 2013	507,351	483,753
Additional paid-in capital	58,248,103	66,570,909
Accumulated deficit	(62,231,730)	(61,311,664)
Total stockholders’ (deficit) equity	(3,475,335)	5,743,940
	$8,521,147	$10,396,533

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Operations

	Years Ended September 30,
	2014	2013
Net sales	$6,287,633	$7,017,122
Cost of sales	4,081,057	4,290,995
Gross profit	2,206,576	2,726,127
Operating expenses
Selling, general and administrative	4,195,528	4,597,311
Operating loss from continuing operations	(1,988,952)	(1,871,184)
Non operating income (expense)
Interest and financing costs	(190,234)	(158,839)
Interest income	44,530	46,688
Revaluation of warrants	2,330,048	—
Other, net	(157,280)	(126,506)
Non operating income (expense), net	2,027,064	(238,657)
Income (loss) from continuing operations	38,112	(2,109,841)
Discontinued operations
Income from discontinued operations, net of taxes	—	66,922
	—	66,922
Net income (loss)	38,112	(2,042,919)
10% Convertible Preferred stock dividends	(958,178)	(883,370)
Net loss available to common stockholders	$(920,066)	$(2,926,289)

Income (loss) from continuing operations per share – basic and diluted	$—	$(0.04)
Income from discontinued operations per share - basic and diluted	—	—
Net loss per Common share - 10% Preferred Stock dividend	(0.02)	(0.02)
Net loss attributable to Common stockholders - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic	49,593,915	46,480,848
Diluted	71,240,258	46,480,848

 See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
Years Ended September 30, 2014 and 2013

	10% Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2012	759	$759	44,920,180	$449,201	$62,912,306	$(58,385,375)	$4,976,891
Compensation expense associated with stock options	—	—	—	—	127,000	—	127,000
Common stock issued upon option exercise	—	—	507,275	5,073	24,405	—	29,478
Warrants issued	—	—	—	—	441,422	—	441,422
Sale of 10% Convertible Preferred stock, net of fees	274	274	—	—	2,646,005	—	2,646,279
Common Stock issued upon Preferred Stock conversion	(91)	(91)	2,283,960	22,840	(22,749)	—	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	663,901	6,639	442,520	(449,159)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(434,211)	(434,211)
Net loss for fiscal year ended September 30, 2013	—	—	—	—	—	(2,042,919)	(2,042,919)
Balance, September 30, 2013	942	$942	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	—	—	—	—	(10,652,540)	—	(10,652,540)
Compensation expense associated with stock options	—	—	—	—	71,590	—	71,590
Common stock issued upon option exercise	—	—	1,802,132	18,022	40,196	—	58,218
Common stock issued for services rendered	—	—	44,500	445	26,914	—	27,359
Warrants issued	—	—	—	—	9,530	—	9,530
Common Stock issued upon Preferred Stock conversion	(1)	(1)	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	(27,666)	—	(27,666)
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	1,825,491	—	1,825,491
Common stock issued for 10% Convertible Preferred stock dividend	—	—	504,232	5,042	383,767	(388,809)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(569,369)	(569,369)
Net income for fiscal year ended September 30, 2014	—	—	—	—	—	38,112	38,112
Balance, September 30, 2014	941	$941	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$38,112	$(2,042,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Revaluation of warrants	(2,330,048)	—
Inventory valuation allowance	27,556	44,073
(Gain) loss on disposal of property, plant, and equipment	(12,743)	680
(Gain) on discontinued operations	—	(66,922)
Shares issued for services rendered	27,359	—
Warrants issued for services rendered	9,530	441,422
Depreciation expense	332,038	268,418
Amortization of deferred financing costs	10,244	25,685
Stock compensation expense	71,590	127,000
Provision for bad debts	—	120,393
Amortization of software development costs	452,347	273,700
Amortization of long term contracts	50,000	49,999
Amortization of purchased technology	50,000	49,999
(Increase) decrease in assets:
Accounts receivable	(101,359)	(1,300,595)
Inventory	86,292	(488,579)
Costs in excess of billings	—	62,667
Prepaid and other current assets	180,360	118,779
Other assets	(44,532)	(63,902)
(Decrease) increase in liabilities:
Accounts payable	(101,699)	322,832
Billings in excess of costs	(7,533)	5,725
Accrued expenses	(9,725)	253,617
Net cash used in operating activities	(1,272,211)	(1,797,928)
Cash flows from investing activities:
Proceeds from sale and disposal of property, plant and equipment	24,400	400
Purchase of property and equipment	(242,769)	(860,397)
Software development costs	(366,232)	(2,088,903)
Net cash used in investing activities	(584,601)	(2,948,900)
Cash flows from financing activities:
Proceeds from notes payable	1,079,890	97,250
Repayment of notes payable, related party	(75,000)	—
Repayment of notes payable	(157,010)	(297,534)
Proceeds from exercise of stock options	58,218	29,478
Payment made for fees related to 10% Convertible Preferred stock	(27,666)	—
Deferred financing costs	(10,000)	(33,750)
Payment of cash dividend on 10% convertible preferred stock	(569,369)	(434,211)
Net proceeds on issuance of 10% convertible preferred stock	—	2,646,279
Net cash provided by financing activities	299,063	2,007,512
Net (decrease) increase in cash and cash equivalents	(1,557,749)	(2,739,316)
Cash and cash equivalents at beginning of year	1,684,169	4,423,485
Cash and cash equivalents at end of year	$126,420	$1,684,169

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2014	2013

Supplemental disclosure of cash flow information:
Interest paid	$162,933	$151,030

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of estimated fair value of warrants exercised during the year to additional paid in capital	$1,825,491	$—
Software development costs included in accounts payable and accrued expenses	24,109	56,000
Fixed asset costs included in accounts payable	2,887	—
Insurance premiums financed with short-term debt	90,969	101,895
Dividends paid on preferred stock through issuance of common stock	388,809	449,159

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
Multiple-Element Arrangements. We also enter into Multiple-Element Arrangements to sell our dual fuel conversion equipment with engineering and/or installation services in both the stationary and vehicular applications. Due to a lack of significant customer demand, we do not offer maintenance services as part of these agreements but will provide customer support services on an as requested basis and charge a per hour/diem fee plus any direct costs. Each of the requested deliverables is clearly denoted within the agreement as a separate and distinct item of value and accounted for as such from a revenue recognition perspective. We recognize the revenue associated with the sale of dual fuel conversion equipment when title and risk passes to our customer and recognize the engineering and/or installation service revenue when each service is complete using parameters specified in our Revenue Recognition Policy. Fees charged for engineering and/or installation services are based on our estimate of the time and materials required to complete the task. Generally, the timing of when engineering and installation services take place are typically driven by a customer- established timeline but are usually completed shortly after the customer takes delivery of the dual fuel conversion equipment.
Shipping and Handling Fees and Costs.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net income per share is $.00 for the year ended September 30, 2014. The fully diluted share calculation reflects the net inclusion of 11,117,688 shares of Common Stock issuable upon conversion of our 10% Convertible Preferred Stock, and the net inclusion of 10,528,655 shares of Common Stock issuable pursuant to outstanding options and warrants. The net loss per share for the year ended September 30, 2013 was ($.04) and does not do not include the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants since their inclusion would be anti-dilutive. The calculation of diluted net loss per share for the year ended September 30, 2013 excludes 34,201,803 options and warrants that were outstanding at September 30, 2013 and 23,544,990 shares issuable upon conversion of Preferred Stock at September 30, 2013. Due to our operating at a loss, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares. In addition, in November 2014, we issued $2 million of Series B 10% Convertible Preferred Stock which if converted would result in the issuance of 5 million additional shares of Common Stock. We also issued the investor warrants to purchase 5 million shares of Common Stock in conjunction with issuance of the Series B 10% Convertible Preferred Stock.
2. Correction of an Accounting Error
The warrants issued in connection with our 10% Convertible Preferred Stock contain anti-dilution protection provisions including certain reset features (down-round protection) which protects the holders from future issuances of our Common Stock at prices below such warrants' then-in-effect respective exercise prices (See Note 9). This provision, however unlikely to occur, could result in modification of the warrants then-in-effect. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions relating to the April 2012 private placement of our 10% Convertible Preferred Stock. Based upon our extensive review of ASU 2012-04, we have concluded these warrants no longer meet the criteria for classification as equity as previously recorded and must be recorded as a liability with the value of the warrants recorded at fair value on the transition/effective date, with subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013 and the consolidated condensed financial statements contained herein reflect the retroactive impact of this correction of this accounting error as of this date. The restated historical information is as follows:
Consolidated Statements of Operations

	Year Ended September 30, 2014
	As Initially Reported	Adjustments	Adjusted
Non operating income (expense):
Revaluation of warrants	$—	$2,330,048	$2,330,048
Non operating income (expense), net	(302,984)	2,330,048	2,027,064
Net income (loss)	(2,291,936)	2,330,048	38,112
Net loss available to Common Stockholders	$(3,250,114)	$2,330,048	$(920,066)
Income (loss) income from continuing operations per share - basic and diluted	$(0.05)	$0.05	$—
Net loss attributable to Common stockholders - basic and diluted	$(0.07)	$0.05	$(0.02)

Consolidated Balance Sheets

	As of September 30, 2014
	As Initially Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$6,497,001	$6,497,001
Total liabilities	5,499,481	6,497,001	11,996,482

Stockholders' (deficit) equity:
Additional paid-in capital	67,075,152	(8,827,049)	58,248,103
Accumulated deficit	(64,561,778)	2,330,048	(62,231,730)
Total stockholders' (deficit) equity	3,021,666	(6,497,001)	(3,475,335)
	$8,521,147	$—	$8,521,147

Consolidated Statements of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
As Initially Reported: Balance, September 30, 2014	941	$941	50,735,050	$507,351	$67,075,152	$(64,561,778)	$3,021,666
Adjustments	—	—	—	—	(8,827,049)	2,330,048	(6,497,001)
Adjusted: Balance, September 30, 2014	941	$941	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)

Consolidated Statements of Cash Flows

	Year Ended September 30, 2014
	As Initially Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net income (loss)	$(2,291,936)	$2,330,048	$38,112
Revaluation of warrants	—	(2,330,048)	(2,330,048)
Net cash used in operating activities	(1,272,211)	—	(1,272,211)
3.     Discontinued Operations
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
4.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2014	September 30, 2013	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,653,127	1,431,871	3 – 7 years
Less accumulated depreciation	(948,432)	(629,137)
Machinery and equipment, net	$831,782	$929,821

5. Contracts in Progress
Contracts in progress consist of the following:

	September 30, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$—	$14,572
Estimated earnings on contracts in progress	—	25,387
	—	39,959
Less billings on contracts in progress	—	47,492
	$—	$(7,533)
Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	7,533
	$—	$(7,533)
6. Seller’s Note Receivable, Related Party
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

7.     Notes Payable/Credit Facilities

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
9. Warrants to Purchase Common Stock
In conjunction with the issuance of our 10% Convertible Preferred stock in 2012, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.
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
During the year ended September 30, 2014, we recorded warrant valuation income of $2,330,048 associated with a change in the fair value of all warrants containing the down round provision outstanding as of September 30, 2014 and exercised during the year ended September 30, 2014. During the year ended September 30, 2014, warrants to purchase 2,755,483 shares of Common Stock containing the down round provision were exercised on a cashless basis. We reduced our warrant liability on the date of exercise by the fair value of these warrants which was $1,825,491 and reclassified this amount to Additional paid-in capital. Our warrant liability was $6,497,001 as of September 30, 2014.

The warrant liabilities were valued at September 30, 2014 using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1	Private Placement 2
	September 30 2014	September 30 2014
Closing price per share of common stock	$0.60	$0.60
Exercise price per share	0.50	0.50
Expected volatility	56.0%	56.0%
Risk-free interest rate	1.1%	1.4%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.0	4.0
Warrants outstanding	17,623,387	6,032,787

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock
10. Fair Value Measurements
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
At September 30, 2014 and 2013, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates. As of September 30, 2014, the fair value of the underlying Common Stock to be issued upon conversion of the 941 shares of the 10% Convertible Preferred Stock is approximately $14,122,000 based upon the intrinsic value of the conversion feature on that date (see Note 11).
We have classified certain warrants related to our 10% Convertible Preferred Stock private placements noted in Note 9 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection. We have assessed the fair value of the warrant on a quarterly basis retrospectively and we will reassess the fair value of the warrant liabilities on a quarterly basis going forward.

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2013 and September 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Warrant liability	$—	$—	$—	$—

September 30, 2014
Warrant liability	$6,497,001	$—	$—	$6,497,001

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve month period ended September 30, 2014.

Warrant Liability
Level 3
Balance at September 30, 2013	$—
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	10,652,540
Revaluation of warrants recognized in earnings	(2,330,048)
Reclassification of estimated fair value of warrants exercised during the year to additional paid in capital	$(1,825,491)
Balance at September 30, 2014	$6,497,001
11.     Stockholders’ Equity
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
Each investor also received a warrant to purchase a number of shares of Common Stock equal to the number of shares into which the 10% Convertible Preferred Stock purchased by such investor is convertible as of the date of issuance of the warrant. The warrants have an exercise price of $0.50 per share and may be exercised at any time during a five-year period beginning October 30, 2012. The warrants are subject to adjustment in the event we issue shares of Common Stock or other securities convertible into or exchangeable for Common Stock at a price per share which is less than the exercise price of the warrants and upon other customary terms. See Notes 2 and 9 for further details on our accounting for this adjustment provision.
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
12.     Employee Benefit Plan
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

13.    Concentrations

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
14.     Income Taxes
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
The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2014	2013
Net operating loss carry forwards	$11,855,859	$11,048,202
General business credits	306,850	282,244
Differences in fixed asset basis	(63,840)	(38,181)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	956,108	941,227
Capitalized development costs	(1,085,342)	(1,135,547)
Other, net	183,856	201,643
	12,168,414	11,314,511
Valuation reserve	(12,168,414)	(11,314,511)
Net deferred tax asset	$—	$—

The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2014	2013
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	0.8	1.8
Amortization	45.7	(0.9)
All others, net	(164.8)	(4.3)
U.S. business credits	(47.0)	6.9
Revaluation of warrants	(2109.2)	—
Valuation allowance	2240.5	(37.5)
Effective Tax Rate	—%	—%

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

15.    Subsequent Event

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	June 29, 2015
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	June 29, 2015
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	June 29, 2015
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Lew F. Boyd	Director	June 29, 2015
Lew F. Boyd

/s/ Neal Braverman	Director	June 29, 2015
Neal Braverman

/s/Jamie Weston	Director	June 29, 2015
Jamie Weston

/s/ Raymond L. M. Wong	Director	June 29, 2015
Raymond L. M. Wong