Form 10-Q/A
period 2014-12-31
AMERICAN POWER GROUP Corp
filed 2015-06-29
CIK 932699

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 as originally filed with the Securities and Exchange Commission on February 17, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the explanation and restatement described below. Concurrently with the filing of this Form 10-Q/A, we are also filing Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2014, as originally filed with the SEC on December 22, 2014 (the “Original Form 10-K”), to provide similar updates.
In conjunction with the private placement of our 10% Convertible Preferred Stock in April 2012 and November 2014 we issued warrants which contained anti-dilution adjustment provisions that protect the holders from the dilutive effects of subsequent issuances of our Common Stock at prices below the warrants’ exercise prices. These provisions, however unlikely to be triggered, could result in downward adjustments of the exercise prices of the warrants and, therefore, increases in the number of shares of our Common Stock issuable upon their exercise. In October 2012, the Financial Accounting Standards Board issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which contained technical corrections to guidance on which we had previously relied in forming our initial conclusions regarding the accounting for warrants containing these anti-dilution protections. Based upon our extensive review of ASU 2012-04, we have now concluded that these warrants did not meet the criteria for classification as equity, as previously recorded, and must be recorded as a liability, with the value of the warrants recorded at fair value on the transition/effective date, and subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013.
As a result of the foregoing, we have determined that our previously reported results for the three months ended December 31, 2014 should no longer be relied upon and need to be updated to reflect the retroactive correction of this accounting error and correctly reflect the accounting for the value of the warrants containing anti-dilution protections pursuant to the guidance provided by ASU 2012-04. The condensed consolidated balance sheets, the condensed consolidated statements of operations, the condensed consolidated statement of changes in stockholders (deficit) equity and the condensed consolidated statements of cash flows for the three months ended December 31, 2014 included in this Form 10-Q/A, have been restated to include the effects of the correction of this accounting error. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error. Our condensed consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Form 10-K and the Original Form 10-Q, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the periods covered by the Original Form 10-K and Original Form 10-Q should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-K/A being filed concurrently herewith.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,227,228	$126,420
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $3,276 and $0 as of December 31, 2014 and September 30, 2014, respectively	643,728	1,713,639
Inventory	797,361	794,211
Prepaid expenses	160,144	145,604
Other current assets	58,058	30,971
Total current assets	4,186,519	3,110,845
Property, plant and equipment, net	760,008	831,782
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	229,167	241,667
Purchased technology, net	229,167	241,667
Software development costs, net	3,140,123	3,118,798
Other	190,055	179,001
Total other assets	4,585,899	4,578,520
	$9,532,426	$8,521,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$974,609	$1,011,644
Accrued expenses	783,436	904,298
Notes payable to Bank, current	332,723	246,550
Notes payable, related parties	50,000	198,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	2,209,286	2,429,510
Notes payable, line of credit, non-current	380,000	—
Notes payable to Bank, non-current	2,459,301	2,364,431
Notes payable, related parties, non-current	—	200,000
Warrant liability	2,704,626	6,497,001
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	8,258,753	11,996,482

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 941 shares and 941 shares issued and outstanding at December 31, 2014 and September 30, 2014	941	941
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 200 shares and 0 shares issued and outstanding at December 31, 2014 and September 30, 2014	200	—
Common stock, $.01 par value, 150 million shares authorized, 51,133,556 shares and 50,735,050 shares issued and outstanding at December 31, 2014 and September 30, 2014	511,337	507,351
Additional paid-in capital	60,028,577	58,248,103
Accumulated deficit	(59,267,382)	(62,231,730)
Total stockholders’ equity (deficit)	1,273,673	(3,475,335)
	$9,532,426	$8,521,147

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net sales	$1,055,966	$1,842,521
Cost of sales	786,911	940,909
Gross profit	269,055	901,612
Operating expenses:
Selling, general and administrative	1,035,105	991,617
Operating loss from continuing operations	(766,050)	(90,005)
Non operating income (expense)
Interest and financing costs	(64,805)	(46,107)
Interest income	11,130	11,285
Revaluation of warrants	4,487,006	(324,021)
Other, net	(42,978)	(38,747)
Non operating income (expense), net	4,390,353	(397,590)
Net income (loss)	3,624,303	(487,595)
10% Convertible Preferred dividends	(265,324)	(245,039)
Series B, 10% Convertible Preferred stock beneficial conversion feature	(394,631)	—
Net income (loss) available to Common stockholders	$2,964,348	$(732,634)

Income (loss) from continuing operations per share – basic and diluted	$0.07	$(0.01)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)
Net loss per Common Share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	(0.01)	—
Net income (loss) attributable to Common stockholders per share – basic and diluted	$0.05	$(0.02)

Weighted average shares outstanding:
Basic	50,746,825	48,394,610
Diluted	51,329,409	48,394,610

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended December 31, 2014
(Unaudited)

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2014	941	$941	—	—	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)
Compensation expense associated with stock options	—	—			—	—	9,161	—	9,161
Common stock issued upon option and warrant exercise	—	—			10,870	109	(109)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sale of Series B Preferred stock, net of fees			200	$200			1,253,288		1,253,488
Series B Preferred stock beneficial conversion feature							394,631	(394,631)	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—			387,636	3,877	123,503	(127,380)	—
10% Convertible Preferred stock dividend paid in cash	—	—			—	—	—	(137,944)	(137,944)
Net income for the three months ended December 31, 2014	—	—			—	—	—	3,624,303	3,624,303
Balance, December 31, 2014	941	$941	200	$200	51,133,556	$511,337	$60,028,577	$(59,267,382)	$1,273,673

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,624,303	$(487,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Revaluation of warrants	(4,487,006)	324,021
Depreciation expense	75,719	81,304
Amortization of deferred financing costs	4,676	8,321
Stock compensation expense	9,161	24,783
Provision for bad debts	3,276	—
Amortization of software costs	129,985	109,488
Amortization of long term contracts	12,500	12,500
Amortization of purchased technology	12,500	12,500
(Increase) decrease in assets:
Accounts receivable	1,066,635	169,151
Inventory	(3,150)	(10,223)
Prepaid and other current assets	35,697	8,882
Other assets	(11,054)	(11,055)
Assets related to discontinued operations	—	66,922
(Decrease) increase in liabilities:
Accounts payable	(72,765)	(383,362)
Accrued expenses	(120,862)	(50,273)
Net cash provided by (used in) operating activities	279,615	(124,636)
Cash flows from investing activities:
Purchase of property and equipment	(3,363)	(83,939)
Software development costs	(106,245)	(102,811)
Net cash used in investing activities	(109,608)	(186,750)
Cash flows from financing activities:
Proceeds from line of credit	380,000	—
Proceeds from notes payable	—	115,000
Repayment of notes payable	(50,957)	(51,454)
Repayment of notes payable, related party	(198,500)	—
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	1,948,119	—
Proceeds from exercise of stock options	—	5,200
Payment of cash dividend on 10% Convertible Preferred stock	(147,861)	(145,533)
Net cash provided by (used in) financing activities	1,930,801	(76,787)
Net increase (decrease) in cash and cash equivalents	2,100,808	(388,173)
Cash and cash equivalents at beginning of year	126,420	1,684,169
Cash and cash equivalents at end of period	$2,227,228	$1,295,996

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$36,684	$41,843

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of note payable	2,567,000	—
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	—	126,338
Refinancing of related party note payable	150,000	—
Warrants issued	694,631	—
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	394,631	—
Shares issued for preferred stock dividend	127,380	99,506
Insurance premiums financed with short-term debt	52,000	—
Bank fees financed with long-term note	30,000	—
Software development costs included in accounts payable	45,065	47,743
Dividends included in accounts payable	9,920	—
Property and equipment included in accounts payable	582	19,990

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
3. Correction of an Accounting Error
The warrants issued in connection with our 10% Convertible Preferred Stock contain anti-dilution protection provisions including certain reset features (down-round protection) which protects the holders from future issuances of our Common Stock at prices below such warrants' then-in-effect respective exercise prices (See Note 11). This provision, however unlikely to occur, could result in modification of the warrants then-in-effect. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions relating to the April 2012 and November 2014 private placements of our 10% Convertible Preferred Stock. Based upon our extensive review of ASU 2012-04, we have concluded these warrants no longer meet the criteria for classification as equity as previously recorded and must be recorded as a liability with the value of the warrants recorded at fair value on the transition/effective date, with subsequent changes in fair value recorded in earnings on a quarterly basis. Based on transition guidance provided, we determined our effective/transition date for implementation of ASU 2012-04 to be October 1, 2013 and the consolidated condensed financial statements contained herein reflect the retroactive impact of this correction of this accounting error as of this date. The restated historical information is as follows:
Condensed Consolidated Statements of Operations

	Three Months Ended December 31, 2014
	Originally Reported	Adjustments	Adjusted
Non operating income (expense):
Revaluation of warrants	$—	$4,487,006	$4,487,006
Non operating income (expense), net	(96,653)	4,487,006	4,390,353
Net income (loss)	(862,703)	4,487,006	3,624,303
Series B, 10% Convertible Preferred stock beneficial conversion feature	(255,193)	(139,438)	$(394,631)
Net income (loss) available to Common Stockholders	$(1,383,220)	$4,347,568	$2,964,348

Income (loss) income from continuing operations per share - basic and diluted	$(0.02)	$0.09	$0.07

Net income (loss) attributable to Common stockholders per share - basic and diluted	$(0.02)	$0.07	$0.05

Condensed Consolidated Balance Sheets

	As of December 31, 2014
	Originally Reported	Adjustments	Adjusted
Liabilities:
Warrant liability	$—	$2,704,626	$2,704,626
Total liabilities	5,554,127	2,704,626	8,258,753

Stockholders' equity (deficit):
Additional paid-in capital	69,410,819	(9,382,242)	60,028,577
Accumulated deficit	(65,944,998)	6,677,616	(59,267,382)
Total stockholders' equity (deficit)	3,978,299	(2,704,626)	1,273,673
	$9,532,426	$—	$9,532,426

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Originally Reported: Balance, December 31, 2014	941	$941	200	$200	51,133,556	$511,337	$69,410,819	$(65,944,998)	$3,978,299
Adjustments	—	—	—	—	—	—	(9,382,242)	6,677,616	(2,704,626)
Adjusted: Balance, December 31, 2014	941	$941	200	$200	51,133,556	$511,337	$60,028,577	$(59,267,382)	$1,273,673

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31, 2014
	Originally Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net income (loss)	$(862,703)	$4,487,006	$3,624,303
Revaluation of warrants	—	(4,487,006)	(4,487,006)
Net cash provided by operating activities	279,615	—	279,615
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
11. Warrants to Purchase Common Stock
In conjunction with the private placement of our 10% Convertible Preferred stock in April 2012 and November 2014, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04") which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.

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
In determining the initial fair value of the warrants associated with the April 2012 Convertible Preferred Stock private placement as of October 1, 2013, we prepared a valuation simulation using the Black Scholes option pricing model as well as additional models using a modified Black Scholes option pricing model and a Binomial Tree option pricing model. We determined the initial fair value of the warrants associated with the November 2014 Convertible Preferred Stock private placement to be $694,631 based on a valuation simulation using the Black Scholes option pricing model. Both additional simulations included various reset scenarios, different exercise prices, and other assumptions, such as price volatility and interest rates, that were kept consistent with our original Black-Scholes model. The resulting warrant values as determined under the modified Black-Scholes model and the Binomial Tree option model were not materially different from the values generated using the Black-Scholes model. We have therefore determined to use the Black-Scholes model as we believe it provides a reasonable basis for valuation and takes into consideration the relevant factors of the warrants, including the down round provision.
During the three months ended December 31, 2014, we recorded warrant valuation income of $4,487,006 associated with the change in the estimated fair value of all warrants containing the down round provision outstanding as of December 31, 2014. Our warrant liability was $2,704,626 as of December 31, 2014.
The warrant liabilities were valued at December 31, 2014 using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	December 31 2014	September 30 2014	December 31 2014	September 30 2014	December 31 2014
Closing price per share of common stock	$0.33	$0.60	$0.33	$0.60	$0.33
Exercise price per share	0.50	0.50	0.50	$0.50	0.50
Expected volatility	56.0%	56.0%	56.0%	56.0%	56.0%
Risk-free interest rate	1.1%	1.1%	1.4%	1.4%	1.7%
Dividend yield	—	—	—	—	—
Remaining expected term of underlying securities (years)	2.8	3.1	3.8	4.0	5.4
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000

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
We have classified certain warrants related to the 10% Convertible Preferred Stock private placements noted in Note 11 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection.
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2014 and December 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Warrant liability	$6,497,001	$—	$—	$6,497,001

December 31, 2014
Warrant liability	$2,704,626	$—	$—	$2,704,626

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended December 31, 2014.

Warrant Liability
Level 3
Balance at September 30, 2014	$6,497,001
Fair value of warrants issued	694,631
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	(4,487,006)
Balance at December 31, 2014	$2,704,626

13.     Stockholders’ Equity
Common Stock
During the three months ended December 31, 2014, a holder exercised options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock.
Series B 10% Convertible Preferred Stock
On November 28, 2014, we sold 200 shares of Series B 10% Convertible Preferred Stock for gross proceeds of $2 million (exclusive of $51,881 of transaction related fees) and issued a warrant to purchase up to 5,000,000 shares of our Common Stock. Each share of the Series B 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share. The warrant enables the investor to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.50 per share. The Series B 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock. The terms of the Series B 10% Preferred Stock and the warrant are substantially equivalent to the terms of our outstanding 10% Convertible Preferred Stock and warrants issued in April 2012.
We determined the initial value of the Series B 10% Convertible Preferred Stock to be $1,305,369 and the initial value of the investor warrant to be $694,631. We determined a beneficial conversion feature of $394,631 based on the intrinsic value of the shares of Common Stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings during the three months ended December 31, 2014.
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
During the three months ended December 31, 2014 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $4,487,006 as compared to a non-cash revaluation expense of $324,201 during the three months ended December 31, 2013.

During the three months ended December 31, 2014, interest and financing expense increased $18,698 or 41% to $64,805 as compared to $46,107 for the three months ended December 31, 2013 due to increased borrowings and interest rates.
Our net income for the three months ended December 31, 2014 increased $4,111,898 or 843% to $3,624,303 or $0.07 per basic share as compared to a net loss of ($487,595) or ($0.01) per basic share for the three months ended December 31, 2013. The calculation of net income (loss) per share available to Common shareholders for the three months ended December 31, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $265,324 and a beneficial conversion feature of $394,631. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2013 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $245,039.
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
The Condensed Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2014 and 2013 as they affect our liquidity. During the three months ended December 31, 2014, net cash provided by operating activities was $279,615. Our net income for the three months ended December 31, 2014 was $3,624,303 inclusive of $4,487,006 of non-cash warrant revaluation income. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $1,066,635 of accounts receivable and $247,817 of depreciation, amortization and compensation expense associated with stock options.
During the three months ended December 31, 2013, net cash used in operating activities was $124,636. Our net loss for the three months ended December 31, 2013 was $487,595. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $572,917 consisting of depreciation, amortization, warrants and stock options and was offset by a decrease of $433,635 in accounts payable and accrued expenses.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer identified a material weakness in internal controls over financial reporting as of December 31, 2014 as described below.
Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of December 31, 2014. As a result of a correction of an accounting error described in Note 3 to our Condensed Consolidated Financial Statements contained herein, restatements of our condensed consolidated financial statements for the year ended September 30, 2014 and the period ended December 31, 2014 were necessary.
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