Form 10-Q
period 2015-06-30
AMERICAN POWER GROUP Corp
filed 2015-08-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 13, 2015 there were 52,810,755 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077,248	$126,420
Certificates of deposit, restricted	300,000	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $11,867 and $0 as of June 30, 2015 and September 30, 2014, respectively	558,931	1,713,639
Inventory	754,886	794,211
Prepaid expenses	143,169	145,604
Note receivable	737,190	—
Other current assets	65,025	30,971
Total current assets	3,636,449	3,110,845
Property, plant and equipment, net	761,423	831,782
Other assets:
Seller’s note receivable, related party	797,387	797,387
Long term contracts, net	204,167	241,667
Purchased technology, net	204,167	241,667
Software development costs, net	3,078,156	3,118,798
Other	209,403	179,001
Total other assets	4,493,280	4,578,520
	$8,891,152	$8,521,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$666,983	$1,011,644
Accrued expenses	768,686	904,298
Notes payable, line of credit, current	500,000	—
Notes payable to bank, current	375,350	246,550
Contingent convertible promissory notes - related parties	2,475,000	—
Notes payable, related parties	50,000	198,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	4,904,537	2,429,510
Notes payable to bank, non-current	2,291,460	2,364,431
Warrant liability	41,887	6,497,001
Notes payable, related parties, non-current	—	200,000
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	7,743,424	11,996,482

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 938 shares and 941 shares issued and outstanding at June 30, 2015 and September 30, 2014	938	941
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 200 shares and 0 shares issued and outstanding at June 30, 2015 and September 30, 2014	200	—
Common stock, $.01 par value, 150 million shares authorized, 52,810,755 shares and 50,735,050 shares issued and outstanding at June 30, 2015 and September 30, 2014	528,108	507,351
Additional paid-in capital	61,967,029	58,248,103
Accumulated deficit	(61,348,547)	(62,231,730)
Total stockholders’ equity (deficit)	1,147,728	(3,475,335)
	$8,891,152	$8,521,147

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$555,662	$1,782,269	$2,086,027	$4,883,279
Cost of sales	686,259	1,267,322	2,132,319	3,119,749
Gross (loss) profit	(130,597)	514,947	(46,292)	1,763,530
Operating expenses:
Selling, general and administrative	1,060,352	1,133,522	3,014,035	3,057,613
Operating loss from continuing operations	(1,190,949)	(618,575)	(3,060,327)	(1,294,083)
Non operating (expense) income
Interest and financing costs	(83,259)	(48,444)	(216,464)	(139,448)
Interest income	10,935	11,026	33,094	33,321
Warrant extension expense	(454,253)	—	(454,253)	—
Revaluation of warrants	153,658	8,559,943	5,955,900	(801,809)
Other, net	(33,632)	(27,669)	(139,037)	(102,552)
Non operating (expense) income, net	(406,551)	8,494,856	5,179,240	(1,010,488)
Net (loss) income	(1,597,500)	7,876,281	2,118,913	(2,304,571)
10% Convertible Preferred dividends	(290,688)	(242,329)	(841,099)	(722,815)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	—	(394,631)	—
Net (loss) income available to Common stockholders	$(1,888,188)	$7,633,952	$883,183	$(3,027,386)

(Loss) income from continuing operations per share	$(0.03)	$0.16	$0.04	$(0.05)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.02)	(0.02)
Net loss per Common share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	—	—	(0.01)	—
Net (loss) income attributable to Common stockholders per share	$(0.04)	$0.15	$0.01	$(0.07)

Net (loss) income per common share attributable to Common stockholders:
Basic	$(0.04)	$0.15	$0.01	$(0.07)
Diluted	$(0.04)	$0.10	$0.01	$(0.07)
Weighted average shares outstanding:
Basic	51,817,855	50,364,666	51,254,261	49,268,170
Diluted	51,817,855	75,330,693	51,254,261	49,268,170

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2015
(Unaudited)

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2014	941	$941	—	—	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)
Compensation expense associated with stock options	—	—	—	—	—	—	20,049	—	20,049
Common stock issued for expenses					128,925	1,289	16,760		18,049
Common stock issued upon option and warrant exercise	—	—	—	—	10,870	109	(109)	—	—
Warrant extension expense							454,253		454,253
Common stock issued upon Preferred Stock conversion	(3)	(3)	—	—	91,667	916	(913)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sale of Series B Preferred stock, net of fees	—	—	200	$200	—	—	1,253,288	—	1,253,488
Series B Preferred stock beneficial conversion feature	—	—	—	—	—	—	394,631	(394,631)	—
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	—	—	1,193,846	—	1,193,846
Common stock issued for 10% Convertible Preferred stock dividend	—	—	—	—	1,844,243	18,443	387,121	(405,564)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	—	—	(435,535)	(435,535)
Net income for the nine months ended June 30, 2015	—	—	—	—	—	—	—	2,118,913	2,118,913
Balance, June 30, 2015	938	$938	200	$200	52,810,755	$528,108	$61,967,029	$(61,348,547)	$1,147,728

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,118,913	$(2,304,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Revaluation of warrants	(5,955,900)	801,809
Warrant extension expense	454,253	—
Loss (gain) on disposal of property and equipment	19,448	(12,743)
Depreciation expense	221,608	250,755
Amortization of deferred financing costs	6,810	10,244
Stock compensation expense	20,049	60,117
Provision for bad debts	11,867	20,839
Amortization of software costs	443,269	338,785
Amortization of long term contracts	37,500	37,500
Amortization of purchased technology	37,500	37,500
(Increase) decrease in assets:
Accounts receivable	1,142,841	(56,999)
Inventory	39,325	137,704
Prepaid and other current assets	93,227	(12,130)
Other assets	(30,402)	(31,078)
Assets related to discontinued operations	—	66,922
(Decrease) increase in liabilities:
Accounts payable	(363,422)	(144,065)
Billings in excess of costs	—	(7,533)
Accrued expenses	(135,612)	105,695
Net cash used in operating activities	(1,838,726)	(701,249)
Cash flows from investing activities:
Payments to acquire note receivable	(737,190)	—
Proceeds from sale of equipment	3,500	—
Purchase of property and equipment	(174,197)	(111,632)
Software development costs	(367,959)	(266,301)
Net cash used in investing activities	(1,275,846)	(377,933)
Cash flows from financing activities:
Proceeds from line of credit	500,000	—
Proceeds from notes payable	—	1,220,860
Proceeds from contingent convertible promissory notes	2,475,000	—
Repayment of notes payable	(225,827)	(163,787)
Repayment of notes payable, related party	(198,500)	(30,000)
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	1,948,119	—
Proceeds from exercise of stock options	—	54,967
Payment made for fees related to 10% Convertible Preferred stock	—	(27,665)
Payment of cash dividend on 10% Convertible Preferred stock	(433,392)	(421,508)
Net cash provided by financing activities	4,065,400	632,867
Net increase (decrease) in cash and cash equivalents	950,828	(446,315)
Cash and cash equivalents at beginning of year	126,420	1,684,169
Cash and cash equivalents at end of period	$1,077,248	$1,237,854

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$193,147	$118,899

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of note payable	2,567,000	—
Reclassification into additional paid in capital due to waived down-round provision right	1,193,846	—
Reclassification of the estimated fair value of warrants exercised during the period to additional paid in capital	—	1,825,491
Warrants issued	694,632	—
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	394,631	—
Shares issued for preferred stock dividend	405,564	301,307
Refinancing of related party note payable	150,000	—
Shares issued in lieu of expenses	18,049	—
Dividends included in accounts payable	2,143	—
Software development costs included in accounts payable	34,668	27,013
Insurance premiums financed with short-term debt	101,656	—
Bank fees financed with long-term note	30,000	—
Property and equipment included in accounts payable	—	5,207

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
Recent Developments
On October 27, 2014, we entered into loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a $500,000 working capital line of credit which has an initial expiration of January 15, 2016. (See Note 9)
On November 28, 2014, we completed a private placement of $2 million of Series B 10% Convertible Preferred Stock with an accredited investor. (See Note 12)
On June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and investors affiliated with members of our Board of Directors. (See Note 9)
On June 30, 2015, we loaned Trident Resources, LLC $737,190 in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative. On August 12, 2015, we signed a license agreement with Trident under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology and we purchased two of Trident's NGL processing systems for $1.716 million, which we paid by issuing Trident two secured promissory notes. (See Notes 4 and 13)
During the nine months ended June 30, 2015 we were notified by the Environmental Protection Agency ("EPA") of 66 approvals under the Inside Useful Life ("IUL") designation, which is defined as vehicular engines older than 2 years but having less than 435,000 miles. These are our first IUL approvals which include engine family years 2010 using the latest OEM selective catalyst reduction ("SCR") technology. As of June 30, 2015, we had an industry-leading 474 overall approvals and an industry leading 18 SCR engine family approvals from the EPA. We believe that of the approximately 3.5- 4 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
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
Liquidity and Management's Plans
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2015, we had $1,377,248 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $1,268,088. As of June 30, 2015, our working capital line of credit balance was $500,000 which is the maximum amount available the under the terms of our bank agreement.
We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations in accordance with our current planned operations. We have historically funded our operations primarily through debt and equity issuances. Management is currently pursuing several additional financing options with several shareholders and members of our Board of Directors to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given, however that additional capital will be available on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
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

The accompanying interim financial statements at June 30, 2015 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2014 included in our Amended Annual Report on Form 10-K/A. On June 29, 2015 we amended our previously filed Form 10-K for the fiscal year ended September 30, 2014 and the Form 10-Q for the three months ended June 30, 2014 to retroactively reflect the impact of the correction of accounting error. All information contained herein relating to these periods has been updated to reflect the amended information.
The balance sheet at September 30, 2014 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2015 and the operating results for the interim periods ended June 30, 2015 and 2014 have been included.

3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2015 and September 30, 2014, we have pledged a $300,000 certificate of deposit as collateral for outstanding loans with Iowa State Bank.

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
Note Receivable
On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources LLC (“Trident”), pursuant to which we loaned Trident $737,190. The loan bears interest at 6% annually and is repayable in full no later than September 30, 2015. The loan is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner. We made this loan in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative (See Note 13 Subsequent Events).
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

In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and to defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and at that time, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of June 30, 2015. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of June 30, 2015 and September 30, 2014, we recorded an inventory valuation allowance of $96,713 and $71,629.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2015	September 30, 2014
Raw materials	$671,509	$694,479
Work in progress	82,056	30,913
Finished goods	1,321	68,819
Total inventory	$754,886	$794,211
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $75,000 for the three months and nine months ended June 30, 2015 and 2014, respectively. Accumulated amortization was $591,666 at June 30, 2015 and $516,666 at September 30, 2014.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and nine months ended June 30, 2015 and 2014, we incurred $0 royalties to M&R.
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
As of June 30, 2015, we have capitalized $4,290,656 of software development costs associated with our OUL ($1,801,506) and IUL ($2,489,150) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and nine months ended June 30, 2015 and 2014 were $161,055 and $443,269, and $119,807 and $338,785, respectively.

 Amortization expense associated with intangibles during the next five years is anticipated to be:

Twelve months ending June 30:	Contracts	Technology	Software Development	Total
2015	$50,000	$50,000	$710,106	$810,106
2016	50,000	50,000	708,190	808,190
2017	50,000	50,000	578,951	678,951
2018	50,000	50,000	360,930	460,930
2019	4,167	4,167	288,744	297,078
2020 and thereafter	—	—	431,235	431,235
	$204,167	$204,167	$3,078,156	$3,486,490
7.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2015	September 30, 2014	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	1,764,204	1,653,127	3 - 7 years
Less accumulated depreciation	(1,129,868)	(948,432)
	$761,423	$831,782
8.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve decreased during the nine months ended June 30, 2015, as a result of decreased sales and an increase in claims charged against the reserve primarily related to our efforts in Canada to expand the number of stationary engine families we can convert, in response to market demand. Warranty accrual is included in accrued expenses.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Nine Months Ended	Year Ended
	June 30, 2015	September 30, 2014
Warranty accrual at the beginning of the period	$221,562	$118,591
Charged to costs and expenses relating to new sales	43,646	212,033
Costs of product warranty claims	(119,271)	(109,062)
Warranty accrual at the end of period	$145,937	$221,562

9.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of June 30, 2015 and September 30, 2014.

	June 30, 2015	September 30, 2014	Due Date	Interest Rate

Iowa State Bank, line of credit	$500,000	$—	January 15, 2016	8%
Iowa State Bank, notes payable	2,621,059	2,570,050	October 15, 2021	8%
Other unsecured term notes payable	45,751	40,931	February 27, 2016	3.4%
	3,166,810	2,610,981
Less current portion	(875,350)	(246,550)
Notes payable, non-current portion	$2,291,460	$2,364,431
Credit Facilities
On October 27, 2014, we entered into loan agreement and new working capital line of credit with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due to one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. The credit facility requires us to meet certain monthly loan covenants.
Iowa State Bank has provided a $500,000 working capital line of credit which has an initial expiration of January 15, 2016. The maximum amount we may borrow under the line of credit is subject to adequate collateral.
All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. Our obligations due Iowa State Bank continue to be secured by the grant of a first priority security interest in all of our assets including a $300,000 certificate of deposit. In addition, under the terms of a stock transfer agreement, should we fail to make any payment when due, we have agreed to issue Iowa State Bank that number of shares of common stock which is equal in value to the past due amount. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of common stock under the stock transfer agreement. In addition, two directors and two officers have each pledged 125,000 shares of our common stock as additional collateral to Iowa State Bank.
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
In October 2014, we paid the estate of our former director the remaining principal balance of $198,500 and on October 27, 2014, the $150,000 note due to an officer was paid from the proceeds of our new 82-month term note with Iowa State Bank. As of March 31, 2015 and September 30, 2014, notes payable to related parties were $50,000 and $398,500, respectively.
Contingent Convertible Promissory Notes - Related Parties
On June 2, 2015 we completed the private placement of $2.475 million of Contingent Convertible Promissory Notes (“Notes”) with several existing shareholders and investors affiliated with members of our Board of Directors.
The unsecured Notes bear simple interest at the rate of 10% per annum and will become due and payable on November 30, 2015. The principal amount of the Notes, together with all accrued but unpaid interest thereon, will automatically be convertible into shares of Series C Convertible Preferred Stock at a conversion price of $10,000 per share, immediately upon the effectiveness of the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware. Each share of Series C Convertible Preferred Stock will be convertible into shares of our common stock at a conversion price of $0.20 per share. Upon the conversion of the Notes into shares of Series C Preferred Stock, we will issue to each investor a five-year warrant (“Warrants”) to purchase a number of shares of common stock equal to the number of shares issuable upon conversion of the Series C Preferred Stock, exercisable at $0.20 per share. In addition, one of the investors, Arrow LLC, was granted the right under certain conditions to designate two members of our Board of Directors.
In connection with this private placement, our securities purchase agreements dated April 30, 2012 and November 26, 2014 were amended to provide that the issuance of the Series C Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with those agreements (the “Prior Warrants”). We also amended the Prior Warrants to extend the term of any Prior Warrant held by the purchasers of the Notes (and their affiliates, members of their families and certain related trusts) as of the issuance of the Notes or subsequently acquired by such persons. The maximum period by which any Prior Warrant was extended is the difference between 60 months and the remaining term of the respective Prior Warrant as of the initial issuance of the Notes. The fair value of the warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $454,253 was recognized in the income statement as non-cash warrant extension expense.
Notwithstanding the foregoing, we may not file the Certificate of Designation (and, therefore, may not cause the conversion of the Notes into shares of Series C Preferred Stock or issue the Warrants) unless and until (a) any and all anti-dilution adjustments otherwise applicable to the Company’s 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and the Company’s Series B 10% Convertible Preferred Stock (the “Series B Preferred Stock”) have been amended or waived so as to be inapplicable to the issuance or deemed issuance of the Series C Preferred Stock, the Warrants and the shares of common stock issuable upon the conversion of the Series C Preferred Stock and the exercise of the Warrants; and (b) the holders of not less than 75% of the Prior Warrants issued in connection with the issuance of the Series A Preferred Stock and the holders of 100% of the Prior Warrants issued in connection with the issuance of the Series B Preferred Stock have agreed to amend or waive such Prior Warrants so as to make inapplicable the anti-dilution adjustments otherwise applicable to the issuance or deemed issuance of the Series C Preferred Stock, the Warrants and the shares of Common Stock issuable upon the conversion of the Series C Preferred Stock and the exercise of the Warrants (such conditions, the “Conversion Conditions”). We have tentatively scheduled a meeting of our stockholders on October 16, 2015 for the purpose of amending our Restated Certificate of Incorporation to satisfy the Conversion Conditions.

10. Warrants to Purchase Common Stock
In conjunction with the issuance of our 10% Convertible Preferred stock in 2012 and 2014, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement ("ASU 2012-04"), which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.
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
During the three and nine months ended June 30, 2015, we recorded warrant valuation income of $153,658 and $5,955,900, respectively associated with the change in the fair value of all warrants containing the down round provision outstanding as of June 30, 2015 and those in which the holders agreed to waive this provision during the three and nine months ended June 30, 2015. During the nine months ended June 30, 2015, holders of warrants to purchase 25,007,494 shares of common stock containing the down round provision agreed to waive this provision on a prospective basis. We reduced our warrant liability on the date of waiver by the estimated fair value of these warrants which was $1,193,846 and reclassified this amount to Additional paid-in capital. Our warrant liability was $41,887 as of June 30, 2015.
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
The warrant liabilities were valued at the end of each reporting period using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
Closing price per share of common stock	$0.16	$0.60	$0.16	$0.60	$0.16	$0.60
Exercise price per share	0.50	0.50	0.50	0.50	0.50	—
Expected volatility	56.0%	56.0%	56.0%	56.0%	56.0%	—
Risk-free interest rate	0.6%	1.1%	1.0%	1.4%	1.6%	—
Dividend yield	—	—	—	—	—	—
Remaining expected term of underlying securities (years)	2.2	3.1	3.2	4.0	4.9	—
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	—
Warrants outstanding with down-round provision	2,742,763	17,623,387	905,917	6,032,787	—	—

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock

Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock
Private Placement 3 - November 26, 2014, sale of 200 shares of Series B 10% Convertible Preferred Stock
As of June 30, 2015, approximately 3.6 million of warrants with down-round provision remained outstanding.

11. Fair Value Measurements
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
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of June 30, 2015 and September 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Warrant liability	$6,497,001	$—	$—	$6,497,001

June 30, 2015
Warrant liability	$41,887	$—	$—	$41,887

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended June 30, 2015.

Warrant Liability
Level 3
Balance at September 30, 2014	$6,497,001
Fair value of warrants issued	694,632
Revaluation of warrants recognized in earnings	(5,955,900)
Reclassification into additional paid in capital due to waived down-round provision right	$(1,193,846)
Balance at June 30, 2015	$41,887

12.     Stockholders’ Equity
Common Stock
During the three months ended June 30, 2015, two officers agreed to accept 128,925 shares of Common Stock valued at $18,049 in lieu of of accrued expenses and vacation pay due them.
During the nine months ended June 30, 2015, a holder exercised options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock.
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
We determined the initial value of the Series B 10% Convertible Preferred Stock to be $1,253,288 and the fair value of the investor warrant to be $694,632. We determined a beneficial conversion feature of $394,631 based on the intrinsic value of the shares of common stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings during the nine months ended June 30, 2015.
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
10% Convertible Preferred Stock Dividends
During the nine months ended June 30, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $841,099, of which $435,535 was paid in cash. Certain stockholders agreed to accept 1,844,243 shares of Common Stock (valued at $405,564) in lieu of cash dividend payments.
During the nine months ended June 30, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $722,815, of which $421,508 was paid in cash. Certain stockholders agreed to accept 358,255 shares of Common Stock (valued at $301,307) in lieu of cash dividend payments.
Stock Options
Amortization of stock compensation expense was $5,444 and $20,049 and for the three and nine months ended June 30, 2015 and $13,951 and $60,117 for the three and nine months ended June 30, 2014, respectively. The unamortized compensation expense at June 30, 2015 was $46,208 and will be amortized over a weighted average remaining life of approximately 2.3 years.

13. Subsequent Event
On August 12, 2015, we signed a license agreement with Trident Resources LLC (“Trident”), a North Dakota limited liability company, under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology.
Many areas in North America are facing significant state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies. Trident has designed and deployed a modular and mobile NGL processing system that focuses on stranded, remote, and off-grid well sites where the flared gas is gathered and sent from the well through Trident’s processing equipment which converts the gas into hydro-carbon liquids, commonly referred to as NGL. A portion of the NGL being processed by Trident is sold as fuel, emulsifiers/dilutants or as feed stock to be further processed by refiners, and the majority of the remaining NGL is comprised of methane which, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution.
In conjunction with executing the license agreement, we issued Trident two million shares of our common stock, valued at $300,000 (based on the value of our stock on the date of the license) and are required to pay a royalty equal to 5.1% of annual pre-tax net income of our newly formed NGL division. In addition, we purchased two of Trident's processing systems for $1.716 million. In payment for this equipment, we issued Trident a promissory note for $832,000, which is payable in 12 equal monthly installments of principal and interest at 6.75% commencing September 2015 and a second secured promissory note for $884,500, which is payable in 36 equal monthly installments of principal and interest at 6% commencing September 2016. These notes are secured by liens on the purchased equipment.

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
In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and in Item 1A of this Quarterly Report. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. Nor, can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Amended Annual Report on Form 10-K/A filed for the fiscal year ended September 30, 2014.
Results of Operations
Three Months ended June 30, 2015 Compared to the Three Months ended June 30, 2014
Net sales for the three months ended June 30, 2015 decreased $1,226,607 or 69% to $555,662 as compared to net sales of $1,782,269 for the three months ended June 30, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $50 - $60 per barrel range, which has resulted in a steady decrease in diesel prices during the three months ended June 30, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas has tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term.
North American stationary revenues for the three months ended June 30, 2015, decreased $833,332 or 68% to $384,949 as compared to the three months ended June 30, 2014. The decrease in stationary sales is a direct result of the idling of over 50% of the drilling rigs in North America over the past several quarters and slower capital expenditures in the oil and gas industry.
Domestic vehicular revenues for the three months ended June 30, 2015 decreased $240,867 or 78% to $68,962 as compared to the three months ended June 30, 2014. The decrease was attributable to the recent drop in U.S. oil prices and resulting tighter price spread between diesel and natural gas during the quarter, which has led to the deferrals of new inventory stocking orders by several WheelTime member distributor/installers as well as several customers as they work through existing dual fuel inventories in light of this tighter price spread.
International vehicular revenues for the three months ended June 30, 2015 decreased $152,410 or 60% to $101,750 as compared to the three months ended June 30, 2014. The decrease was attributable to delayed shipments of vehicular dual fuel systems to our distributors in Peru and Mexico.
During the three months ended June 30, 2015 we had a negative gross profit $130,597 or 125% of net sales as compared to a gross profit of $514,947 or 29% of net sales for the three months ended June 30, 2014. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.
Selling, general and administrative expenses for the three months ended June 30, 2015 decreased $73,170 or 6% to $1,060,352 as compared to $1,133,522 for the three months ended June 30, 2014.

During the three months ended June 30, 2015, interest and financing expense increased $34,815 or 72% to $83,259 as compared to $48,444 for the three months ended June 30, 2014 due to increased borrowings and interest rates.
During the three months ended June 30, 2015, we recorded a non-cash expense of $454,253 associated with the term extension of certain outstanding warrants held by the individuals or affiliates who participated in our June 2015 private placement of Contingent Convertible Promissory Notes (Note 9).
During the three months ended June 30, 2015 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $153,658 as compared to $8,559,943 during the three months ended June 30, 2014.
Our net loss for the three months ended June 30, 2015 was $1,597,500 or $(0.03) per basic share as compared to a net income of $7,876,281 or $0.16 per basic share for the three months ended June 30, 2014. The calculation of net loss per share available for Common shareholders for the three months ended June 30, 2015 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $290,688. The calculation of net loss per share available for Common shareholders for the three months ended June 30, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $242,329.
Nine Months ended June 30, 2015 Compared to the Nine Months ended June 30, 2014
Net sales for the nine months ended June 30, 2015 decreased $2,797,252 or 57% to $2,086,027 as compared to net sales of $4,883,279 for the nine months ended June 30, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $50 - $60 per barrel range, which has resulted in a steady decrease in diesel prices during the nine months ended June 30, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas has tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term.
North American stationary revenues for the nine months ended June 30, 2015, decreased $2,769,629 or 63% to $1,596,331 as compared to the nine months ended June 30, 2014. The decrease was primarily due to an initial $750,000 inventory stocking order placed by our new Canadian dealer/installer during the three months ended December 31, 2014 which are to be subsequently installed during the remainder of fiscal 2015. In addition, the decrease is related to the idling of over 50% of the drilling rigs in North America over the past several quarters and slower capital expenditures in the oil and gas industry.
Domestic vehicular revenues for the nine months ended June 30, 2015 decreased $1,575,363 or 91% to $157,744 as compared to the nine months ended June 30, 2014. The decrease was attributable to the recent drop in U.S. oil prices and resulting tighter price spread between diesel and natural gas during the quarter which has led to the deferrals of new inventory stocking orders by several WheelTime member distributor/installers as well as several customers as they work through existing dual fuel inventories in light of this tighter price spread.
International vehicular revenues for the nine months ended June 30, 2015 decreased $90,347 or 21% to $331,950 as compared to $422,297 for the nine months ended June 30, 2014. The increase was attributable to a shipment to our distributor in the Dominican Republic.
During the nine months ended June 30, 2015 our gross loss was $46,292 or 2% of net sales as compared to a gross profit of $1,763,530 or 36% of net sales for the nine months ended June 30, 2014. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.
Selling, general and administrative expenses for the nine months ended June 30, 2015 decreased $43,578 or 1% to $3,014,035 as compared to $3,057,613 for the nine months ended June 30, 2014.
During the nine months ended June 30, 2015, interest and financing expense increased $77,016 or 55% to $216,464 as compared to $139,448 for the nine months ended June 30, 2014 due to increased borrowings and interest rates.
During the three months ended June 30, 2015, we recorded a non-cash expense of $454,253 associated with the term extension of certain outstanding warrants held by the individuals or affiliates who participated in our June 2015 private placement of Contingent Convertible Promissory Notes (Note 9).
During the nine months ended June 30, 2015, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of to $5,955,900 as compared to a non-cash revaluation expense of $801,809 for the nine months ended June 30, 2014.
Our net income for the nine months ended June 30, 2015 was $2,118,913 or $0.04 per basic share as compared to a net loss of $2,304,571 or $(0.05) per basic share for the nine months ended June 30, 2014. The calculation of net loss per share available for Common shareholders for the nine months ended June 30, 2015 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $841,099 and a beneficial conversion feature of $394,631. The calculation of net loss per share available for Common shareholders for the nine months ended June 30, 2014 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $722,815.
Liquidity and Capital Resources
As of June 30, 2015, we had $1,377,248 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $1,268,088. As of June 30, 2015, under the terms of our working capital line we had borrowed the maximum allowed.
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations in accordance with our current planned operations. We have historically funded our operations in the past primarily through debt and equity issuances. Management is currently pursuing several additional financing options with several shareholders and members of our Board of Director to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given, however, that additional capital will be available on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
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
The Condensed Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2015 and 2014 as they affect our liquidity. During the nine months ended June 30, 2015, net cash used in operating activities was $1,838,726. Our net loss for the nine months ended June 30, 2015 was $2,118,913. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $1,142,841 of accounts receivable and $778,603 of depreciation, amortization and stock options.
During the nine months ended June 30, 2014, net cash used in operating activities was $701,249. Our net loss for the nine months ended June 30, 2014 was $2,304,571. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $755,740 consisting of depreciation, amortization, warrants and stock options and was offset by a decrease of $38,370 in accounts payable and accrued expenses.
     Net cash used in investing activities was $1,275,846 for the nine months ended June 30, 2015 reflecting primarily the capitalization of $367,959 of costs associated with our dual fuel electronic control unit engine family software applications, $174,197 for equipment purchases and the issuance of a note receivable for $737,190 . Net cash used in investing activities was $377,933 for the nine months ended June 30, 2014 reflecting the capitalization of $266,301 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $111,632 of property, plant and equipment.
Net cash provided by financing activities was $4,065,400 during the nine months ended June 30, 2015, reflecting the net proceeds $1,948,119 from the sale of our Series B Preferred Stock and warrants, $500,000 advanced under our working capital line and $2,475,000 received in contingent convertible promissory notes. Payments made on notes payable totaled $424,327 and we paid dividends to holders of our preferred stock of $433,392. Net cash used in financing activities was $632,867 during the nine months ended June 30, 2014, reflecting payments made on notes payable of $163,787 and dividends of $421,508 paid to holders of our preferred stock.
Effects of Inflation and Changing Prices
Generally, we are exposed to the effects of inflation and changing prices. Because our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we were adversely impacted in the three months ended June 30, 2015 by the material decrease in the net fuel savings between the two fuels. We expect to continue to be impacted positively or negatively by changes in the prices of these fuels relative to one another (for example, if diesel fuel prices decrease and natural gas prices increase). We were unaffected by interest rate changes in the three months ended June 30, 2015, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
Environmental Liability
There are no known material environmental violations or assessments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
Improvement in our business depends on our ability to increase demand for our products and services.
We must substantially increase revenues by increasing demand for our dual fuel products and services. Factors that could limit demand for our products and services include potential additional changes in the regulatory environment and material changes in the price spread between diesel fuel and natural gas. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $50 - $60 per barrel range, which has resulted in a steady decrease in diesel prices during the three and nine months ended June 30, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term. Other possible adverse circumstances may include changes in economic conditions affecting markets for our products and services, potential delays in product development, product and service flaws which could result in material warranty claims, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.
Other than the risk factors included above, there have not been any material changes from the risk factors previously disclosed under Item 1A of our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2015, we issued 128,925 shares of Common Stock in aggregate to two officers in lieu of payment of $18,049 due them for expenses and unpaid vacation. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2015, we issued 879,360 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2015, we issued $2.475 million of Contingent Convertible Promissory notes to several investors. The issuance of the notes is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.	Description
3.1 (1)
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, to be filed with the Secretary of State of the State of Delaware upon the satisfaction of certain conditions

4.1 (1)	Form of Warrant to be issued to the purchasers named in the Convertible Note Purchase Agreement upon conversion of the Notes
10.1 (1)	Convertible Note Purchase Agreement among American Power Group Corporation and the purchasers named therein, dated as of June 2, 2015
10.2 (1)	Form of Subordinated Contingent Convertible Promissory Note issued to the purchasers named in the Convertible Note Purchase Agreement
10.3 (1)	Registration Rights Agreement among American Power Group Corporation and the other parties named therein, dated as of June 2, 2015
10.4 (1)	Letter Agreement between American Power Group Corporation and Matthew Van Steenwyk, dated as of June 2, 2015
10.5 (1)	Form of Warrant Amendment between American Power Group Corporation and each of the purchasers named in the Convertible Note Purchase Agreement, dated as of June 2, 2015
10.6 (1)	Subordination Agreement between Iowa State Bank and each of the purchasers named in the Convertible Note Purchase Agreement, dated as of June 2, 2015
10.7 (1)
Stockholder Consent, Amendment to Securities Purchase Agreement and Termination of Registration Rights Agreement, amending the Securities Purchase Agreement dated April 30, 2012 among American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the purchasers named therein and terminating the Registration Rights Agreement among American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the parties thereto

10.8 (1)	Stockholder Consent and Amendment to Securities Purchase Agreement, amending the Securities Purchase Agreement dated November 26, 2014 between American Power Group Corporation and Arrow, LLC
10.9 (2)	Loan and Security Agreement between Trident Resources LLC and American Power Group Corporation, dated as of June 30, 2015
10.10 (2)	Senior Secured Demand Promissory Note in the principal amount of $737,190.00, issued by Trident Resources LLC to American Power Group Corporation, dated as of June 30, 2015
10.11 (2)	Security Agreement between Thomas Lockhart and American Power Group Corporation, dated as of June 30, 2015
10.12 (2)	Security Agreement between Thomas Lockhart and American Power Group Corporation, dated as of June 30, 2015
31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (3)	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (4)	XBRL Taxonomy Extension Schema Document
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1) Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated June 2, 2015 and filed June 4, 2015, and incorporated herein by reference.

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
Dated: August 14, 2015