Form 10-K
period 2015-09-30
AMERICAN POWER GROUP Corp
filed 2016-01-14
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2015, the last business day of the registrant's most recent completed second quarter, was approximately $11,658,000.

As of December 30, 2015, there were 55,287,349 shares of the registrant’s Common Stock outstanding.

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
Recent Developments
On October 27, 2014, we entered into a loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a $500,000 working capital line of credit which has an initial expiration of January 15, 2016.
On November 28, 2014, we completed a private placement of $2 million of Series B 10% Convertible Preferred Stock with an accredited investor and on June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and investors affiliated with members of our Board of Directors. These Contingent notes were converted into shares of Series C Convertible Preferred Stock on October 21, 2015.
On June 30, 2015, we loaned Trident Resources, LLC $737,190 in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative. On August 12, 2015, we signed a license agreement with Trident under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology and we purchased two of Trident's NGL processing systems for $1.716 million, which we paid by issuing Trident a secured promissory note.

On August 24, 2015, we entered into a secured financing agreement with WPU Leasing, LLC, an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors for up to $3,250,000 for the purchase of two flare capture and recovery processing units. In addition, we issued WPU warrants to purchase 3,255,000 shares of our Common Stock, of which 1.4 million became exercisable as of September 30, 2015.

On October 21, 2015, our shareholders approved provisions to modify certain anti-dilution provisions of the 10% Convertible Preferred Stock and approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 200,000,000.
During the ten months ended October 31, 2015, we obtained 79 additional approvals from the Environmental Protection Agency ("EPA"), under the Inside Useful Life ("IUL") designation, which is defined as vehicular engines older than 2 years but having less than 435,000 miles. In addition we also received our first State of California Air Resources Board (“CARB”) Executive Order (“E.O.”) Certification for our Turbocharged Natural Gas® Dual Fuel System. We received CARB E.O. Certification for 17 specific Volvo/Mack D-13/MP8 engine models within the 2010-2012 model years for the 12.8L heavy-duty diesel engine family ranging from 375hp to 505hp.
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share.

Products and Services
Dual Fuel Technology - American Power Group, Inc.
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
By displacing highly polluting diesel fuel with less expensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 5% to 15%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.
Wellhead Gas Flare Capture and Recovery Services - Trident NGL Services, a division of American Power Group, Inc.
In August 2015, we entered the flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby we exclusively licensed their proprietary existing and next generation Natural Gas Liquids ("NGL") compression/refrigeration process. Many areas in North America are facing significant federal and state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies. When oil is extracted from shale, a mixture of hydrocarbon gases (methane, ethane, propane, butane, pentane and other heavy gases) reach the surface at each well site. These gases are either gathered in low-pressure pipelines for downstream NGL and methane extraction by large mid-stream processing companies or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites).
We provide flare capture and recovery services to operators of the drilling equipment who need to meet their mandated flare gas capture limits by processing their previously flared gas for an agreed upon processing fee. We are able to sell a portion of the NGL being processed by us as fuel, emulsifiers/dilutants or as feed stock to be further processed by refiners. The majority of the remaining associated gas is comprised of methane which is currently not sold but, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution.
During the twelve months ended September 30, 2015, operations from our Natural Gas Liquids Division were not significant.
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
Trident has designed and deployed a modular and mobile NGL processing system which takes the previously flared associated gas through their equipment and proprietary processing methods which converts the gas into hydro-carbon liquids, commonly referred to as NGLs. The majority of the remaining associated gas is comprised of methane which is currently not sold but, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution.
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

The modular flare gas capture and recovery equipment is purchased from well known equipment suppliers as off-the-shelf components and assembled into modular units by our suppliers.We believe these suppliers are able to support the scalability of our business but, management is currently identifying multiple potential sources for critical components to reduce the likelihood that supply issues could negatively impact our business.
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
The United States Environmental Agency estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. Today our primary vehicular market is the Class 8 Heavy Duty vehicles operating in North America which is estimated to be 3 million+ vehicles. We believe the number of available international stationary and vehicular diesel engines is significantly higher than the U.S. market.
We provide our flare capture and recovery services to oil and gas production companies who are seeking to eliminate the flaring of their excess hydrocarbon gases generated by the drilling process in order to meet various regulatory requirements. In addition, we sell the resulting NGL into a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.
Sales and Marketing
Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) North American stationary, (2) North American vehicular and (3) International. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, non-exclusive dealer/installer agreements, sales representatives, and in-country international distributors, which in most instances are large, well-known companies. We currently have twenty domestic dealers/certified installers, and exclusive distributors in five countries that market and distribute our products.
In October 2014, we announced the expansion of our existing in-house and existing dealer/installer network with new direct sales representatives, additional third party dealers and co-marketing relationships with numerous national and regional CNG and LNG fuel suppliers. We believe this group of fuel suppliers encompasses a cumulative group of over 90 additional sales team members who we intend to train on selling our dual fuel solution.
Our flare gas capture and recovery sales organization currently consists of two direct sales individuals.
Competition
Under certain conditions it is not cost effective or technologically feasible to convert a diesel engine to operate either entirely or partially on an alternative fuel.  Emission standards sometimes dictate the use of highly sophisticated technology that sometimes cannot be easily retrofitted onto an engine and/or is cost prohibitive.  In those situations, we offer customers a cost effective solution which can be used in heavy duty trucks, generators and other stationary industrial engines. As described above, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and natural gas or only diesel fuel, depending on the circumstances.
The primary natural gas alternative fuel solutions available to existing heavy-duty diesel engine operators are:

•	Dedicated Natural Gas Engines - 100% dedicated natural gas burning engines. This is usually a more expensive solution and available in new OEM and aftermarket completely rebuilt engines.

•
Invasive Retrofits - an existing diesel engine can be converted to operate on a combination of diesel and an acceptable form of natural gas. The invasive solution tends to be a higher priced solution than non-invasive solutions because of the need for additional custom designed natural gas fuel injectors.

•
Non-Invasive Retrofits - are solutions, such as ours, where no major changes to the existing diesel engine are required and we do not use costly custom designed natural gas fuel injectors to operate the engine on dual fuel. With our 487 EPA engine family approvals, we are the industry leader in non-invasive dual fuel conversions.

Our solution uses software to manage the introduction of natural gas under negative pressure to the engine's turbo charger air flow, thus eliminating the need for costly and maintenance-prone custom fuel injectors and therefore making our solution more cost effective than others. In addition, we believe that our solution has a more universal design than other conversion technologies and therefore is applicable to a wider range of engine models and sizes than our competitors' solutions currently are. Today, our primary focus is on addressing the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade i

s ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.
A majority of the associated flare gases that are being generated by oil and gas production companies are gathered and transported through large low-pressure pipelines to be processed by large mid-stream processing companies into NGL or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites). Based on information received from the North Dakota Pipeline Authority, in the Bakken region there are over 2,000 well sites classified as remote or stranded. In North America, there are thousands more well sites that have similar classification where pipeline access will never be logistically or economically feasible. These remote and stranded well sites are under increasing regulatory requirements to either capture and liquefy the flared gas into NGL or significantly reduce oil output.
There are currently a limited number of other entities providing similar services to stranded and/or remote sites. We believe Trident’s processing equipment and proprietary processing methods can achieve a higher NGL capture rate than competitors resulting in an overall higher compliance rate for our customers allowing them to meet or exceed the mandated flare capture guidelines.
Government Regulation
Our dual fuel conversion business and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. The primary domestic governing bodies are the EPA for the United States and California Air Resources Board (CARB) for California, which are responsible for monitoring and enforcing emissions standards and safety requirements. All domestic dual fuel conversion systems are subject to the regulations of the EPA and CARB, the primary requirement of which is that being that addition of a dual fuel conversion system to an existing diesel engine does not negatively impact the current emission profile of the engine or the engine's original emission profile.
In April 2011, the EPA announced it had amended its alternative fuel conversion regulations for light, medium and heavy-duty vehicles. The new regulations introduced new flexibilities for all clean alternative fuel converters and expanded compliance options for certain categories of conversions, building upon the concept that it is appropriate to treat conversions differently based on the age of the vehicle or engine being converted. EPA regulations had previously required vehicle and engine conversion systems to be installed after receiving a certificate of conformity which provided a regulatory exemption from potential tampering charges. Under the new heavy-duty vehicle regulations, testing and compliance procedures differ based on the age category of the vehicle or engine that is being converted: 1) full certification for new or relatively new, which is defined as engines less than two years old; 2) intermediate useful life (“IUL”), which is defined as engines older than two years but having fewer than 435,000 miles, and 3) outside useful life (“OUL”) which is defined as engines with more than 435,000 miles or 10 years old. All conversion manufacturers seeking exemption must demonstrate compliance, but the requirements differ among age categories. Our initial focus was on obtaining approval for a large number of engine families within the OUL category, as we believe they represent over seventy five percent of the Class 8 trucks in operation and the testing requirements are less stringent than those for the IUL category.
As of December 31, 2015, we had an industry-leading 487 overall EPA engine family approvals and an industry leading 31 SCR engine family approvals from the EPA. In addition we also received our first State of CARB Executive Order (“E.O.”) Certifications for ourTurbocharged Natural Gas® Dual Fuel System. We received CARB E.O. Certifications for 17 specific Volvo/Mack D-13/MP8 engine models within the 2010-2012 model years for the 12.8L heavy-duty diesel engine family ranging from 375hp to 505hp.
Our flare capture and recovery business and operations are primarily governed by the various state and local rules, regulations and authorities. In September 2015, the North Dakota Industrial Commission established the following revised requirements for the capture of well site associated gases:

•	80% of associated gases need to be captured by April 1, 2016

•	85% of associated gases need to be captured by November 1, 2016

•	88% of associated gases need to be captured by November 1, 2018

•	91% of associated gases need to be captured by January 1, 2020
Our failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizure or recall of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could impose costly new procedures for compliance, or prevent us from obtaining, or affect the timing of, regulatory approvals. We use our best efforts to keep abreast of changing or new regulations for timely implementation.

Protection of Intellectual Property Rights and Proprietary Rights
Our American Power Group subsidiary has an exclusive, worldwide license under one U.S. patent for dual fuel conversion technology owned by M&R Development, Inc.
We use the names American Power Group and Trident in interstate commerce and assert common law rights in and to those names.
Employees
As of September 30, 2015, we had 19 full time employees and no part-time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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
Risks Related to our Business
Our dual fuel conversion business has lost money in the last seven consecutive fiscal years and our flare gas capture and recovery business lost money during fiscal 2015, therefore we will need additional working capital if we do not obtain sustained profitability. If additional capital is not received, it may force us to adjust operations accordingly.
Since the July 2009 acquisition of American Power Group's dual fuel conversion operations, we have invested over $16 million to obtain regulatory approvals of our dual fuel products and support dual fuel sales and marketing initiatives intended to promote our dual fuel conversion technology and establish a broader market presence worldwide. Despite these efforts our dual fuel business has incurred significant operating losses and experienced negative cash flow from operations. In addition, our new division, Trident NGL Services has not been profitable either.
Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. If we are unable to achieve sustained profitability, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.
Despite our January 8, 2016 private placement of $2.2 million of Series D Convertible Preferred Stock, we may require additional funding to grow our business, Such funding may not be available to us on favorable terms or at all. If we do not obtain funding when we need it, our business will be adversely affected. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.
Substantial expenditures have been required and may be required in the future to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution in the United States. In addition, we may need additional capital to continue operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to generate such operating revenues or obtain such capital, if needed, would have an adverse impact on our financial position, our results of operations and our ability to continue as a going concern. We may also seek funding for the manufacturing and marketing of our products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us if at all. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. The Series D Preferred Stock financing was highly dilutive to stockholders and imposed substantial liquidation preferences over our existing Preferred Stock and Common Stock. Any additional equity financing may be further dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock and/or Preferred Stock.
Improvement in our business depends on our ability to increase demand for our products and services.
We must substantially increase revenues by increasing demand for our dual fuel products and services as well as our flare capture and recovery business. Factors that could limit demand for our products and services include changes in the price spread between diesel fuel and natural gas and potential additional changes in the regulatory environment. Other possible adverse circumstances may include changes in economic conditions affecting markets for our products and services, potential delays in product development, product and service flaws which could result in material warranty claims, changes in technology and the availability of competitive products and services could also delay or limit demand for our products and services. There can be no assurance that our efforts will be successful, that all of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customers as well as distribution approval.

We rely on significant customers and relationships, the loss of one or more of which could adversely affect our operating results, financial condition and business prospects.
During the fiscal year ended September 30, 2015, one oil and gas stationary customer accounted for 39% of consolidated net sales. The customer also accounted for 39% of consolidated net sales in fiscal year ended September 30, 2014. This customer is one of our stationary Dealer/Certified Installers who focuses specifically on the oil and gas industry. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business. In addition, we believe the impact of the loss of this individual customer would be mitigated with the signing of additional Dealer/Installer agreements.
During the fiscal year ended September 30, 2015, one dual fuel vehicular customer accounted for 14% of consolidated net sales. We did not sell to this customer in fiscal year ended September 30, 2014. This customer is a vehicular Dealer/Certified Installer who focuses specifically on Class 8 tractor maintenance and repair opportunities. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business.
We are exposed to risks related to technological obsolescence and competition.
We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to technological changes and changes in demand.  In seeking market acceptance of our dual fuel products, we encounter competition from many sources, including other well-established and larger dominant original equipment providers such as CAT, Cummings, Detroit Diesel, Volvo and Mercedes as well as several other companies that offer dual fuel conversion solutions on both an invasive as well as non-invasive basis. Many of these competitors have substantially greater financial resources as well as substantially greater experience in conducting testing, manufacturing and marketing of products than we do. As a result, they may be able to adapt more quickly to new or emerging technologies, changes in customer requirements, or devote greater resources to the promotion and sale of their products and services. In both our dual fuel and flare capture and recovery businesses our competitors might succeed in developing or purchasing technologies and products that are more effective than those that we are developing or that would render our technology and products obsolete or noncompetitive. Competition could increase if new companies enter the markets in which we operate or our existing competitors expand their service lines.
We may not be able to protect our intellectual property rights adequately.
Our ability to compete is affected by our ability to protect our intellectual property rights. Our dual fuel solution relies on a single licensed patent, as well as on trademarks, copyrights, trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Our flare capture and recovery processing operations rely on trade secrets, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology or protect that proprietary information. Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we gain increasing market share, the possibility of intellectual property rights claims against our licensed dual fuel technology could grow. Although the owner of our licensed patent is responsible for defending all claims against the licensed dual fuel technology, it may not have the resources to defend such claims adequately. Such claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. No assurance can be given that, if challenged, our licensed patent or any other patents we may obtain will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business.
Although our dual fuel technology and our flare capture and recovery processing technology are licensed from two different related parties, if we should default on the payment of royalties or other material terms of either license, the license can be terminated. Such termination would have a material adverse effect on our business and on our results of operations.
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
There is uncertainty relating to our ability to enforce our rights under international distribution agreements.
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
The creditworthiness of our distributors may be an ongoing concern.
We may not always be able to collect all funds owed to us by our distributors.  Some distributors may experience financial difficulties that may adversely impact our collection of accounts receivable.  We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors.  If our uncollectible accounts exceed our expectations, this would adversely impact our operating results. We attempt to minimize this concern with international customers by selling most of our products by way of advanced deposits and letters of credit or similar payment methods.
We depend on the manufacture and installation capabilities of third parties.
An important element of our strategy for the marketing and release of our dual products is to enter into arrangements with multiple distribution and installation entities.  The success and commercialization of our dual fuel products will be dependent, in part, upon our ability to enter into additional similar arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can be no assurance that any such arrangements will be available on terms acceptable to us, or at all, that the parties to any such agreements will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If we are not able to enter into such arrangements, we could encounter delays in introducing our products into the market. We currently install and operate all our flare capture and recovery systems.
We assemble our dual fuel installation kits in-house after receiving components from outside vendors. The assembled kits are then installed by independent certified installers. Therefore, we may be dependent on contract manufacturers for the production of certain critical components for dual fuel products as well as their installation. Our flare capture and recovery processing equipment is purchased from and configured by third parties. In the event that we are unable to obtain or retain the necessary components and services on acceptable terms, we may not be able to continue to commercialize and market our products as planned.   There can be no assurance that we will be able to obtain adequate supplies of our products in a timely fashion at acceptable quality and prices, enter into arrangements for the manufacturing of our products with manufacturers whose facilities and procedures comply with our requirements. There can be no assurance that such manufacturers will be able to adequately supply us with our product needs.  Our dependence upon others for the manufacturing of certain critical components may adversely affect our ability to develop and deliver products on a timely and competitive basis.
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
All vehicles and components on vehicles that operate on public highways must comply with the Federal Clean Air Act and meet specific EPA or CARB emission and safety guidelines or face anti-tampering infractions. Because our vehicular dual fuel system has not been previously EPA or CARB certified as a new system, due to our primary focus being aftermarket diesel engines, we must demonstrate to the EPA or CARB that our technology has sound engineering design and does not degrade the emissions level of the model year that would be requested for commercialization.
Our flare capture and recovery business and operations are primarily governed by the various state and local rules, regulations and authorities.

In addition to our operations in the United States, we currently have dealers in Australia, Canada and Latin America. We intend to market our products and technologies in other international markets, including both industrialized and developing countries. Prior to marketing our dual fuel solution in countries outside the United States, we must ensure our technology is compliant with the appropriate in-country rules and regulations and there is no assurance our technology will comply with such rules and regulations.
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
Our success depends largely on the skills, experience and performance of our senior management. Our senior management consists of two officers, our President/Chief Executive Officer, who has held that position for nine years, and our Chief Financial Officer, who has held that position for seventeen years. The loss of either member of our senior management could have a material adverse effect on our business. We maintain a key man insurance policy on our President/Chief Executive Officer. In addition, in the event that either our President or Chief Financial Officer is terminated by us without cause, the officer will be entitled to receive severance payments equal to twelve months' salary and certain benefits. In the event we are required to make these severance payments to our officers, it could have a material adverse effect on our results of operations for the fiscal period in which such payments are made.
In addition, to increase revenues, we may be required to hire additional sales and marketing people and to develop a larger and more effective sales force. There can be no assurance that we will be able to hire, motivate and retain skilled marketing and sales personnel.
Seasonal factors may affect our quarterly operating results.
Seasonality may cause our total revenues to fluctuate as prices for our NGL products will tend to be higher in the colder winter months due to their use in heating applications and lower in the summer months for the same reason.
Inflation and changing prices may hurt our business.
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were unaffected by interest rate changes during the fiscal year ended September 30, 2015, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
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
We are required to pay substantial cash dividends on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock
During the fiscal years ended September 30, 2015 and 2014, we paid cash dividends on our 10% Convertible Preferred Stock and Series B 10% Preferred Stock of $476,729 and $569,369, respectively. Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that the Company possesses funds legally available for the payment of dividends. We will continue to offer the option for holders to take shares of our Common Stock in lieu of cash. Although these dividends do not directly affect our net income, the requirement to pay them in cash significantly reduces the amount of cash we have available to fund operations and invest in our business.
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
As of September 30, 2015, we had options and warrants outstanding to purchase 38,600,294 additional shares of Common Stock. These reserved shares include the following: 4,002,000 shares for issuance upon exercise of awards granted under our 2005 Stock Option Plan, and 34,598,294 shares for issuance upon exercise of stock purchase warrants. In addition, at that date we had convertible preferred stock which is convertible into 28,444,452 shares of our Common Stock. On October 21, 2015, we issued approximately 258 shares of our Series C Convertible Preferred Stock upon conversion of our Contingent Convertible Notes which are convertible into approximately 12.9 million shares of our Common Stock and warrants exercisable into and equal number of shares of Common Stock. On January 8, 2016, we issued 22 shares of our Series D Convertible Preferred Stock which are convertible into 22 million shares of our Common Stock and warrants exercisable into 44 million shares of Common Stock.
The exercise of these options and warrants and the conversion of the various series of convertible preferred stock will cause additional shares of Common Stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2015, approximately 50 million shares of our common stock were eligible for sale in the public market exclusive of the options, warrants and convertible preferred stock noted above.
Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other shareholders to influence corporate matters.
Our directors, executive officers and other principal stockholders owned or had beneficial ownership of approximately 40 percent of our outstanding Common Stock on an as-converted basis as of September 30, 2015. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.
We have never paid dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on our Common Stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be the shareholders' sole source of gain for the foreseeable future. The terms of our convertible preferred stock restrict our ability to pay dividends on our Common Stock if the dividends due on the convertible preferred stock are unpaid.
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
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. In April 2014, we renewed the lease agreement through April 2017 at monthly rental payments of $10,260 on a triple net basis.
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

	Common Stock
	High	Low
Fiscal Year 2014
Quarter Ended December 31, 2013	$0.78	$0.58
Quarter Ended March 31, 2014	1.25	0.58
Quarter Ended June 30, 2014	1.16	0.64
Quarter Ended September 30, 2014	0.77	0.57

Fiscal Year 2015
Quarter Ended December 31, 2014	$0.57	$0.26
Quarter Ended March 31, 2015	0.36	0.20
Quarter Ended June 30, 2015	0.26	0.14
Quarter Ended September 30, 2015	0.49	0.13
On January 8, 2016 the closing price of our Common Stock was $0.11 per share.
As of September 30, 2015, we estimate the approximate number of stockholders of record of our Common Stock to be 1,600. This number excludes individual stockholders holding stock under nominee security position listings.
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

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal Year 2015 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2015 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders (1)	4,002,000	$.36	1,195,000
	4,002,000		1,195,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the equity compensation plans that have been approved by shareholders (i.e., our 2005 Stock Option Plan).

Item 6.	Selected Financial Data
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
Fiscal Year ended September 30, 2015 Compared to Fiscal Year ended September 30, 2014
Net sales for the fiscal year ended September 30, 2015 decreased $3,329,052 or 53% to $2,958,581 as compared to net sales of $6,287,633 for the fiscal year ended September 30, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $35 - $40 per barrel range from almost $100 per barrel over a year ago, which has resulted in a steady decrease in diesel prices during the fiscal year ended September 30, 2015. While natural gas prices at the pump have begun to decrease, the price spread between lower diesel prices and natural gas has tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the 2015 decrease in oil/diesel pricing has resulted in a significant reduction in the number of oil and gas drilling rigs in operation and has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers.
North American stationary revenues for the fiscal year ended September 30, 2015, decreased $2,420,066 or 56% to $1,936,364 as compared to $4,356,430 for fiscal year ended September 30, 2014. The decrease was primarily due to the idling of over 70% of the drilling rigs in North America over the past year and slower capital expenditures in the oil and gas industry.
Domestic vehicular revenues for the fiscal year ended September 30, 2015 decreased $1,089,683 to $643,423 as compared to $1,733,106 for the fiscal year ended September 30, 2014. The decrease was attributable to the 2015 drop in U.S. oil prices and resulting tighter price spread between diesel and natural gas during the past twelve months which has led to the deferrals of new inventory stocking orders by several distributor/installers as well as many customers as they work through existing dual fuel inventories in light of this tighter price spread.
International vehicular revenues for the fiscal year ended September 30, 2015 increased $133,853 or 68% to $331,950 as compared to $198,097 for the fiscal year ended September 30, 2014. The increase was attributable to a shipment to our distributor in the Dominican Republic.
During the fiscal year ended September 30, 2015 our gross loss was $167,042 or 6% of net sales as compared to a gross profit of $2,571,186 or 41% of net sales for the fiscal year ended September 30, 2014. The decrease in gross profit was primarily due to decreased revenues as well as increased direct material costs associated with several functional upgrades and enhancements made to our dual fuel solution.
Selling, general and administrative expenses for the fiscal year ended September 30, 2015 decreased $380,578 or 8% to $4,179,560 as compared to $4,560,138 for the fiscal year ended September 30, 2014. The decrease was primarily due to lower salaries and wages, marketing and bad debt expenses as compared to the fiscal year ended September 30, 2014.
During the fiscal year ended September 30, 2015, interest and financing costs doubled to $382,166 as compared to $190,234 for the fiscal year ended September 30, 2014 due to increased borrowings and interest rates. During the fiscal year ended September 30, 2015, we recorded a non-cash expense of $454,253 associated with the term extension of certain outstanding warrants held by the individuals or affiliates who participated in our June 2015 private placement of Contingent Convertible Promissory Notes.
During the fiscal year ended September 30, 2015, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $5,774,178 as compared to a non-cash revaluation income of $2,330,048 for the fiscal year ended September 30, 2014.
Our net income for the fiscal year ended September 30, 2015 was $474,274 or $0.01 per basic share as compared to net income of $38,112 or $0.00 per basic share for the fiscal year ended September 30, 2014. The calculation of net loss per share available for Common shareholders for the fiscal year ended September 30, 2015 reflects the inclusion of Convertible Preferred Stock dividends of $1,125,540 and a beneficial conversion feature of $394,631. The calculation of net loss per share available for Common shareholders for the fiscal year ended June 30, 2014 reflects the inclusion of Convertible Preferred Stock dividends of $958,178.
Liquidity and Management's Plans
As of September 30, 2015, we had $377,146 in cash, cash equivalents and restricted certificates of deposit and working capital deficit of $3,067,624. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information noted below, our fiscal 2016 operating plan, the recent $2.2 million Series D Convertible Preferred Stock private placement closed January 8, 2016, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the end of calendar 2016.
In order to ensure the future viability of American Power Group, management has implemented or is in the process of implementing the following actions:
A.     Series D Convertible Preferred Stock Private Placement
On January 8, 2016 we completed a $2.2 million private placement of Series D Convertible Preferred Stock with accredited investors affiliated with several members of our Board of Directors and shareholders. In addition, we issued warrants to purchase 44 million shares of Common Stock at $.10 which do not contain a cashless exercise provision. Pursuant to the terms of the offering, the investors are required to exercise all Series D warrants before exercising any other warrants they or their affiliates own (all containing cashless provisions). In addition, all minority Series D investors are required to match on a pro-rata basis the exercise of any warrants by the majority investor or lose those warrants to the majority investor.
B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement with WPU Leasing whereby they agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016 which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option of taking these payments in shares of our Common Stock, which will again positively impact our cash flow position going forward.
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that the Company possesses funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. We will continue to offer the option for holders to take shares of our Common Stock in lieu of cash.
C.     Amendment of Trident Promissory Note
In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources whereby we consolidated the two notes into one and are not required to make any payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $900,000 which based on our fiscal 2016 operating plan has been reduced to $240,000.
D.    Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit which is scheduled to mature January 15, 2016 to March 5, 2016 in order to provide additional time to complete their formal renewal process.In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will renew or increase the line of credit.
Our Consolidated Statements of Cash Flows reflect events for the fiscal years ended September 30, 2015 and 2014 as they affect our liquidity. During the fiscal year ended September 30, 2015, net cash used in operating activities was $2,750,274. Our net income for the fiscal year ended September 30, 2015 was $474,274 inclusive of $5,774,178 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses of $1,095,076 of depreciation, amortization, stock compensation expense and deferred financing costs. During the fiscal year ended September 30, 2014, net cash used by operations was $1,272,211. Our net income for the fiscal year ended September 30, 2014 was $38,112 inclusive of $2,330,048 of non-cash warrant revaluation income with our cash flow being positively impacted by non-cash expenses and changes to our working capital of $966,219 of depreciation, stock compensation expense and amortization.
Net cash used in investing activities was and $2,615,759 and $584,601 for fiscal years ending September 30, 2015 and September 30, 2014, respectively, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications and the purchase of equipment.

Net cash provided by financing activities was $5,306,775 for the fiscal year ended September 30, 2015, reflecting the net proceeds of approximately $1.95 million for the sale of Preferred Stock, $3.88 million in proceeds from the issuance of Contingent Convertible Notes and related party notes which was offset by note repayments and the payment of $475,355 in cash dividends associated with our 10% Convertible Preferred Stock. Net cash provided by financing activities was $299,063 during the fiscal year ended September 30, 2014, reflecting the proceeds of approximately $1.1 million from the issuance of notes payable which was offset by the payment of $569,369 in cash dividends associated with our convertible preferred stock and the repayment of approximately $232,000 in notes payable.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were unaffected by interest rate changes during the fiscal year ended September 30, 2015, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
Off-Balance Sheet Arrangements
We lease our Iowa and Massachusetts facilities under a non-cancelable operating lease which is described in Note 7 to our Consolidated Financial Statements.
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
Overall, our services and dual fuel conversion equipment for both vehicular and stationary systems are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured, and delivery occurs as directed by our customer. Service revenue, including engineering services, is recognized when the services are rendered and collectability is reasonably assured.
Our natural gas services ("NGL") operation derives revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record transportation costs and volume differentials, as cost of sales when incurred. Volume differentials result from differences in the measurement of product volumes when delivered to customer terminals.
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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward exists, similar to a tax loss, or tax credit carry-forward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carry-forward exists, or similar tax loss, or tax credit carry-forward, with certain exceptions. This accounting guidance was adopted during the first quarter of fiscal 2015. The adoption did not have a material impact on our financial position, results of operation or cash flows.
     In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015 the FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for us beginning in fiscal 2019 (October 1, 2018), however, we may adopt this guidance as of the original effective date. This guidance can be adopted by us either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.
In June 2014, the FASB issued an amendment to the topic regarding share-based payments and instances where terms of an award provide that a performance target can be achieved after the requisite service period.  This guidance has been provided to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In July 2015, the FASB issued a new topic on simplifying the measurement of inventory.  The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This topic is not expected to have a material impact on our consolidated financial position or results of operations.
No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.        Financial Statements and Supplementary Data
For information required with respect to this Item, see “Consolidated Financial Statements” on pages __ through __ of this report.

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
Based on our evaluation, management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
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
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. Management's assessment was based on criteria established in the report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)) which was adopted by COSO in 1992. Management, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, assessed the effectiveness of the company's internal control over financial reporting and as of September 30, 2015 and concluded that it is effective.
We concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions as of September 30, 2014. As a result of a correction of an accounting error described in Note 2 to our Consolidated Financial Statements contained in Form 10K/A for the period ended September 30, 2014, restatements of our consolidated financial statements for the year ended September 30, 2014 and for the periods ended December 31, 2013, March 31, 2014 and June 30, 2014 have been necessary.
In connection with the material weakness described above, management enhanced its review and approval procedures and to provide education and implement accounting reviews as they pertain to complex and non-routine transactions.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Maurice E. Needham	75	Chairman of the Board of Directors
Lyle Jensen	64	Chief Executive Officer; President; Director
Charles E. Coppa	51	Chief Financial Officer; Treasurer; Secretary
Lew F. Boyd	70	Director
Neil Braverman	76	Director
Jamie Weston	50	Director
Raymond L.M. Wong	62	Director
Matt Van Steenwyk	59	Director
Certain directors are elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The holders of the 10% Convertible Preferred Stock have the right to elect three members of our Board of Directors; holders of the Series B 10% Convertible Preferred Stock have the right to elect two members of our Board of Directors; the holders of the Common Stock have the right to elect three members of the Board of Directors; and the holders of the Common Stock and the 10% Convertible Preferred Stock, voting together as a single class, have the right to elect the balance of the total number of directors. See Note 16 to the Consolidated Financial Statements contained herein regarding changes to these rights. The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation with Messrs. Weston, Wong and Van Steenwyk have agreeing to forgo their quarterly retainers.
We have established an Audit Committee consisting of Mr. Weston (Chair) and Mr. Wong, and a Compensation Committee consisting of Messrs. Boyd (Chair), Needham,Weston and Braverman. Mr. Boyd resigned from the Board of Directors, effective October 1, 2015.
Our Board of Directors has determined that Mr. Weston is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.
MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He previously served as a Director of Comtel Holdings, an electronics contract manufacturer. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. We believe that Mr. Needham's extensive business, operational and management experience, including his over twenty-two years with our company give him the qualifications and skills to serve as a director and member of the Compensation Committee.
LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly thirteen year tenure with our company.
CHARLES E. COPPA has served as Chief Financial Officer, Treasurer and Secretary since March 1998. From October 1995 to March 1998, he served as Corporate Controller. Mr. Coppa was Chief Financial Officer and Treasurer of Food Integrated Technologies, a publicly-traded development stage company from July 1994 to October 1995. Prior to joining Food Integrated Technologies, Inc., Mr. Coppa served as Corporate Controller for Boston Pacific Medical, Inc., a manufacturer and distributor of disposable medical products, and Corporate Controller for Avatar Technologies, Inc., a computer networking company. From 1985 to 1990 Mr. Coppa was as an auditor with Grant Thornton where he obtained his CPA designation. The Board of Directors believes Mr. Coppa has the necessary qualifications and skills to serve as Chief Financial Officer based on his financial and management expertise he has cultivated during his nearly twenty year tenure with the company.
LEW F. BOYD has been a Director since August 1994 and resigned October 1, 2015. Mr. Boyd is the founder and since 1985 has been the Chief Executive Officer of Coastal International, Inc., an international business development and executive search firm, specializing in the energy and environmental sectors. Previously, Mr. Boyd had been Vice President/General Manager of the R enewable Energy Division of Butler Manufacturing Corporation and had served in academic administration at Harvard and Massachusetts Institute of Technology. The Board of Directors believed that Mr. Boyd's extensive business and executive recruitment experience, including his over eighteen years with our company, give him the qualifications and skills to serve as a director and Chairman of the Compensation Committee.
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
MATTHEW VAN STEENWYK has been an director since July 2015. Mr. Van Steenwyk has been Managing Director of Longbow Technology Ventures, a technology investment fund located in Las Vegas, NV since 2010 and is a director and partner at Northern Cross Partners, a Los Angeles based merchant bank offering financial and operation advisory services to companies in the small and middle market since 2012. Mr. Van Steenwyk has over twenty-five years of investing and operating experience across multiple industries with a strong focus on energy related industries. After graduating from the United States Air Force Academy, Mr. Van Steenwyk flew jet fighters during the Cold War and later went on to oversee a six billion dollar procurement/fighter replacement project for the Air Force. In 1986, he left the Air Force to join a small firm in the energy services sector. There, he was part of the executive team that built the company into what is now global firm with over 1,400 employees and operations in Canada, Europe, the Middle East, Asia Pacific, Latin America and the United States.The Board of Directors believes Mr. Van Steenwyk's extensive business and management experience give him the qualifications and skills to serve as a director.
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

Item 11.        Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2015 and 2014, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2015 and 2014.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Compensation (1)	Total
Lyle Jensen, Chief Executive Officer	2015	$262,500	$—	$—	$27,701	$290,201
	2014	$262,500	$—	$—	$43,530	$288,382

Charles Coppa, Chief Financial Officer	2015	$170,000	$—	$—	$36,167	$206,167
	2014	$170,000	$—	$—	$36,622	$192,095

(1)
Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances. During fiscal 2015, Mr. Coppa agreed to take $13,077 of accrued vacation pay and purchase an aggregate of 78,925 shares of our Common Stock with the net proceeds. In addition, during fiscal 2014, Messrs. Coppa and Jensen agreed to take $13,371 and $20,192, respectively of accrued vacation pay and purchase an aggregate of 44,500 shares of our Common Stock with the net proceeds.

Employment Agreements
Mr. Jensen has a five-year employment agreement pursuant to which he receives a base salary of $262,500 per year. The agreement automatically renews for one additional year upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Jensen's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Jensen's employment agreement provides for cash incentive compensation in respect of any fiscal year of up to the lesser of (x) 20% of our audited annual profit after tax, as reported in the financial statements included in our Annual Report on Form 10-K for such fiscal year or (y) $150,000 and stock options based on (i) non-financial criteria which may be established by the Board of Directors and (ii) upon a calculation of our annual audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a percentage of our revenue, as follows:

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
Mr. Jensen did not receive any incentive compensation during fiscal years ended September 30, 2015 or 2014.
Mr. Coppa has a two-year employment agreement pursuant to which he receives a base salary of $170,000 per year. The agreement automatically renews for two additional years upon each anniversary, unless notice of non-renewal is given by either party. We may terminate the agreement without cause on 30 days' prior notice. The agreement provides for payment of twelve months' salary and certain benefits as a severance payment for termination without cause. Any increases in Mr. Coppa's base salary will be made in the discretion of the Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa's employment agreement also provides for incentive compensation in respect of any fiscal year based on mutually agreed performance measures as determined our Compensation Committee. Any increases or bonuses will be made at the discretion of our Board of Directors upon the recommendation of the Compensation Committee. Mr. Coppa did not receive any incentive compensation during fiscal years ended September 30, 2015 or 2014.

Outstanding Equity Awards
The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2015:

Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable Unexercisable		Exercise Price Per Share	Option Expiration Date
Lyle Jensen	April 12, 2006 (1)	500,000	—	$0.28	April 12, 2016
	December 18, 2006 (1)	100,000	—	$0.35	December 18, 2016
	December 29, 2006 (2)	25,000	—	$0.36	December 29, 2016
	February 8, 2008 (2)	100,000	—	$0.34	February 8, 2018
	September 30, 2008 (2)	100,000	—	$0.33	September 30, 2018
	November 17, 2008 (1)	100,000	—	$0.33	November 17, 2018
	June 8, 2009 (2)	100,000	—	$0.23	June 8, 2019
	June 27, 2011 (2)	15,000	—	$0.80	June 27, 2021
	January 18, 2012 (2)	50,000	—	$0.48	January 18, 2022

Charles Coppa	June 5, 2006 (1)	137,000	—	$0.36	June 6, 2016
	September 28, 2007 (1)	45,000	—	$0.35	September 28, 2017
	November 17, 2008 (1)	100,000	—	$0.33	November 18, 2018
	June 8, 2009 (1)	200,000	—	$0.23	June 8, 2019
	March 4, 2010 (1)	100,000	—	$0.36	March 4, 2020
	December 16, 2010 (2)	25,000	—	$0.45	December 16, 2020
	June 27, 2011 (2)	50,000	—	$0.80	June 27, 2021
	January 18, 2012 (2)	50,000	—	$0.48	January 18, 2022

(1)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(2)	These options were granted under the 2005 Stock Option Plan, have a ten-year term and vested immediately on the date of grant.
Director Compensation
The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2015:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards	All Other Compensation(2)	Total
Maurice Needham	$—	$—	$112,817	$112,817
Lew Boyd	20,000	—		20,000
Neil Braverman	20,000	—	—	20,000
Raymond L.M. Wong	—	—		—
Jamie Weston	—	—		—
Matthew Van Steenwyk	—	—		—

(1)	All non-employee directors receive a quarterly board fee of $5,000 per quarter with the exception of Messrs. Wong, Weston and Van Steenwyk who have agreed to forgo their quarterly retainers.

(2)	During fiscal year 2015, we paid Mr. Needham $112,817 relating to salary ($92,000), health and life insurance ($11,817) and auto allowance ($9,000).

As of September 30, 2015, each Director who is not a named executive officer for the fiscal year ended September 30, 2015 holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Maurice Needham	850,000
Lew Boyd	340,000
Neil Braverman	50,000
Raymond L.M. Wong	—
Jamie Weston	—
Matthew Van Steenwyk	—
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
During the fiscal year ended September 30, 2015, 200,000 options were granted under the 2005 Plan at and exercise price of $.16 per share. As of September 30, 2015, there were 4,002,000 options granted and outstanding under the 2005 Plan which are exercisable at prices ranging from $0.16 to $0.80.
Non-Employee Director Stock Option Plan
Our 1996 Non-Employee Director Stock Option Plan was intended to promote our interests by providing an inducement to obtain and retain the services of qualified persons who are not officers or employees to serve as members of our Board of Directors. During fiscal year 2006, the Compensation Committee agreed to discontinue future option grants made under the Non-Employee Director Stock Option Plan. During the fiscal year ended September 30, 2015, options to purchase 4,000 shares of our Common Stock at $0.81per share expired unexercised representing the final options granted under the plan.
Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2015 and 2014.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2015:

•	by each of our directors and executive officers;

•	by all of our directors and executive officers as a group; and

•	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2015, 55,287,349 shares of our common stock were issued and outstanding.
Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Maurice Needham (3)	2,288,339	4.08%
Lyle Jensen (4)	1,850,747	3.28%
Charles E. Coppa (5)	1,379,482	2.46%
Matthew Van Steenwyk (6)	14,381,908	22.61%
Neil Braverman (7)	6,846,025	10.99%
Jamie Weston (8) (10)	3,763,425	6.37%
Raymond L.M. Wong (9) (10)	3,763,425	6.37%
Lew F. Boyd (11)	706,178	1.27%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
SMC Reserve Fund II (12)	10,913,536	16.55%
Arrow, LLC (13)	8,842,855	13.96%
SMC Select Co-Investment Fund I (14)	7,680,464	12.40%
Associated Private Equity (15)	6,690,352	10.80%
Ronald H. Muhlenkamp (16)	5,411,490	9.03%
Van Steenwyk GST Trust (17)	3,927,968	7.10%
SMC Employee Partnership (18)	3,763,425	6.43%
SMC Reserve Fund II Offshore (19)	2,728,383	4.71%

_____________________________

(1)	Except as noted, each person's address is care of American Power Group Corporation, 7 Kimball Lane, Building A, Lynnfield, MA 01940.

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

(3)	Includes 850,000 shares of common stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of common stock owned by Mr. Needham's wife.

(4)	Includes 1,090,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(5)	Includes 707,000 shares of common stock issuable pursuant to immediately exercisable stock options.

(6)
Includes the following beneficially owned through several investment vehicles controlled by Mr. Van Steenwyk, 6,060,868 shares of Common Stock, 5,000,000 shares issuable upon conversion of shares of Series B Preferred Stock, 510,208 shares issuable upon conversion of shares of 10% Preferred Stock and 2,810,832 shares of Common Stock issuable upon exercise of warrants beneficially owned by Mr. Van Steenwyk and/or Arrow, LLC (“Arrow”), an investment vehicle for Longbow Technology Ventures whose Managing Director is Mr. Van Steenwyk. Also includes 1,000 shares of Common Stock owned by Mr. Van Steenwyk’s wife. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Arrow in lieu of cash dividends on the Series B Preferred Stock. Mr. Van Steenwyk and Arrow have notified us of their election to increase the limitation on beneficial ownership under the terms of the preferred stock and warrants held by each of Mr. Van Steenwyk and Arrow to 100% of our Common Stock. Mr. Van Steenwyk’s address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(7)
Mr. Braverman is a member of Associated Private Equity, LLC, a Delaware limited liability company (“Associated”), an entity that beneficially owns 6,690,352 shares of Common Stock which includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by Associated, 3,333,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by Associated and 23,686 shares of Common Stock issued for Preferred Stock dividends. Mr. Braverman is also a member of North Military, Ltd, a Texas company (“North Military”), an entity that beneficially owns 80,673 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by North Military. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated and North Military. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated and North Military in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman's address is c/o Pathstone Family Office, 1 Bridge Plaza, Suite 550, Fort Lee, NJ 07024.

(8)
Mr. Weston is a partner of SMC Employees Partnership, a New York limited partnership (“SMC EP”), an entity that beneficially owns 3,763,425 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 496,759 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Weston may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Mr. Weston disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Weston's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(9)
Mr. Wong is a partner of SMC EP, an entity that beneficially owns 3,763,425 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock beneficially owned by SMC EP, 1,633,333 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 496,759 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Wong may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP and disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Wong's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(10)
The shares held by SMC EP and considered to be beneficially owned by both Mr. Wong and Mr. Weston are included once for purposes of calculating the total shares beneficially owned by all officers and directors as a group.

(11)	Includes 340,000 shares of Common Stock issuable pursuant to immediately exercisable stock options.

(12)
Includes 5,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 5,333,333 shares of Common Stock issuable upon exercise of warrants and 246,870 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(13) Includes 5,000,000 shares issuable upon conversion of shares of Series B Preferred Stock, 510,208 shares issuable upon conversion of shares of 10% Preferred Stock, 2,540,832 shares of Common Stock issuable upon exercise of warrants and 791,815 shares of Common Stock issued for Preferred Stock dividends. Arrow, LLC (“Arrow”) is an investment vehicle for Longbow Technology Ventures whose Managing Director is Mr. Van Steenwyk. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Arrow in lieu of cash dividends on the 10% Preferred Stock and Series B Preferred Stock. Mr. Van Steenwyk and Arrow have notified us of their election to increase the limitation on beneficial ownership under the terms of the preferred stock and warrants held by each of Mr. Van Steenwyk and Arrow to 100% of our Common Stock. Arrow, LLC's address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(14)
Includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 1,013,798 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor,New York, New York 10022.

(15)
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
(16) Includes 2,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,333,333 shares of Common Stock issuable upon exercise of warrants and 744,824 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is 725 Three Degree Road, Butler, Pennsylvania 16002.
(17) The Van Steenwyk GST Trust is an investment vehicle for Mr. Van Steenwyk who is deemed a beneficial owner of any securities owned by the Van Steenwyk GST Trust and whose address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(18)
Includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,633,333 shares of Common Stock issuable upon exercise of warrants and 496,759 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(19)
Includes 1,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon exercise of warrants and 61,717 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder's address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans
For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2015, (“Stockholders' Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation - Employment Agreements", above, and “Certain Relationships and Related Transactions and Director Independence”, below.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
In April 2012, we amended the Exclusive Patent License Agreement with M & R Development Inc., (“M&R”) which is co-owned by one of our American Power Group employees pursuant to which effective April 1, 2012 the monthly royalty amount due to M&R became the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties are due if cumulative EBITDA is less than zero. During the fiscal years ended September 30, 2015 and 2014 no license fees were due to M&R.
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
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license that can be applied to the outstanding principal and interest payments to 50% of the royalty payments due to M & R and defer all interest and principal payments due under the note through the end of calendar 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest but M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of September 30, 2015. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. As of September 30, 2015, accrued interest due under the note was $148,990.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R. In April 2014, we renewed the lease agreement through April 2017 at a monthly rental payment of $10,260 on a triple net basis. For the fiscal years ended September 30, 2015 and 2014, total related party rental expense in connection with this non-cancellable real estate lease amounted to $144,934 and $146,594, respectively.

In September 2010, Charles Coppa, our Chief Financial Officer loaned us $50,000 in connection with a private placement of 12% six-month promissory notes. In October 2011, Lyle Jensen, our President and Chief Executive Officer, loaned us $150,000 pursuant to the terms of a 10% promissory note due November 27, 2011. In conjunction with the 10% Convertible Preferred Stock financing in April 2012, these officers agreed to extend the maturity of their notes until April 30, 2014 (subsequently extended to October 1, 2015) and reduce their interest rate to 8%. Mr. Jensen's loan was paid off in conjunction with our October 2014 refinancing of our credit facility with our primary lender, Iowa State Bank and in September 2015, Mr. Coppa agreed to extend the maturity of his note and accept monthly payments of $10,000 per month starting in January 2016 and ending in May 2016.
During fiscal 2015, Mr. Coppa agreed to accept 78,925 shares of our Common Stock (valued at $13,077) for vacation pay due him and in 2014, Messrs. Jensen and Coppa agreed to accept 44,500 shares of our Common Stock (valued at $27,359) for vacation pay due them.
On November 28, 2014, we completed a private placement of $2 million of Series B 10% Convertible Preferred Stock with an entity controlled by Matthew Van Steenwyk, a member of our Board of Directors. On June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and entities affiliated with several members of our Board of Directors including Messrs. Van Steenwyk, Braverman, Wong and Weston. These Contingent notes were converted into shares of Series C Convertible Preferred Stock on October 21, 2015.
On June 30, 2015, we loaned Trident Resources, LLC, an entity owned by one of our employees, $737,190 in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative. On August 12, 2015, we signed a license agreement withTrident under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology and we purchased two of Trident's NGL processing systems for $1.716 million, which we paid by issuing Trident a secured promissory note.
All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.
Independence of the Board of Directors
 The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and has determined that, each of Messrs. Needham, Boyd, Braverman, Van Steenwyk, Weston and Wong qualified as “independent" as of September 30, 2015.
The Board of Directors has determined that each of Messrs. Needham, Boyd, Braverman,Van Steenwyk,Weston and Wong were independent as of September 30, 2015 as defined under the NYSE Alternext US Rules, including, in the case of members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act.

Item 14.     Principal Accounting Fees and Services
The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ended September 30, 2015 and 2014.
In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2015 and 2014. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.
         Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2015 and 2014 and (2) the review of the financial statements included in our company's Form 10-Q filings for fiscal years 2015 and 2014 were $188,210 and $134,200, respectively.
          Audit-Related Fees. There were no audit-related fees billed in fiscal years 2015 and 2014 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements. Services rendered in this category may consist of financial accounting and reporting consultations and assurance services on specific transactions.
          Tax Fees. The aggregate fees billed in fiscal years 2015 and 2014 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $28,125 and $23,380 respectively.
          All Other Fees. There were no other fees billed during fiscal years 2015 and 2014 by SDKAS.

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
During fiscal years 2015 and 2014, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements: For a list of financial statements filed with this report, see page 36
(b)     The following exhibits are filed with this report:

Exhibit No.		Description
3.1 † **	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 (1)	—	By-laws of GreenMan Technologies, Inc.
4.1 (2)	—	Specimen certificate of Common Stock of American Power Group Corporation
10.1 (3)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (4)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.3 (5)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen*
10.4 (6)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.5 (5)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa*
10.6 (7)	—	Consulting Agreement dated November 18, 2008, between Coastal International, Inc. and GreenMan Technologies, Inc.
10.7 (8)	—	2005 Stock Option Plan, as amended*
10.8 (9)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.9 (10)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.10 (11)	—	Amendment No. 1, dated February 28, 2006, to Lease Agreement dated April 2, 2001, between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.
10.11 (12)	—	Business Loan Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank
10.12 (12)	—	Commitment Letter dated October 21, 2014, between American Power Group, Inc. and Iowa State Bank
10.13 (12)	—	Commercial Security Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank
10.14 (12)	—	Term Promissory Note in the principal amount of $2,746,752.43, dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank
10.15 (12)	—	Revolving Promissory Note dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank
10.16 (13)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.17 (13)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.18 (14)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.19 (15)	—	Subscription Agreement dated September 17, 2010, between Dr. Allen Kahn and GreenMan Technologies, Inc.
10.20 (15)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn
10.21 (16)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.22 (14)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Dr. Allen Kahn, with respect to an unsecured promissory note
10.23 (17)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Dr. Allen Kahn

10.24 (18)	—	Amended and Restated Unsecured Promissory Note dated as of April 30, 2014, issued by American Power Group Corporation in favor of the Allen Kahn Revocable Trust AKA Allen Kahn, M.D. Revocable Trust
10.25 (15)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.26 (15)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.27 (16)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.28 (14)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.29 (17)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.30 (18)	—
Amendment No. 2 dated April 30, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.31 (19)	—
Amendment No. 3 dated September 24, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.32 (20)	—
Amendment No. 4 dated as of September 30, 2015, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.33 (14)	—	Promissory Note dated October 12, 2011, between American Power Group, Inc. and Lyle Jensen
10.34 (14)	—	Extension Agreement dated November 27, 2011, between American Power Group, Inc. and Lyle Jensen
10.35 (17)	—	Amendment No. 1 dated April 27, 2012, to Promissory Note dated as of October 12, 2011, issued by GreenMan Technologies, Inc. in favor of Lyle Jensen
10.36 (18)	—	Amendment No. 2 dated April 30, 2014, to Promissory Note dated as of October 12, 2011, issued by American Power Group, Inc. in favor of Lyle Jensen
10.37 (19)	—	Amendment No. 3 dated September 24, 2014, to Promissory Note dated as of October 12, 2011, issued by American Power Group, Inc. in favor of Lyle Jensen
10.38 (21)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in April 2011
10.39 (14)	—	Form of Common Stock Purchase Warrant issued by GreenMan Technologies, Inc. in November 2011
10.40 (22)	—	Securities Purchase Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein
10.41 (23)	—
Stockholder Consent and Amendment to Securities Purchase Agreement dated April 30, 2012, amending the Securities Purchase Agreement between American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the purchasers named therein

10.42 (17)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement dated April 30, 2012
10.43 (17)	—	Form of Additional Investment Right, dated April 30, 2012
10.44 (22)	—	Registration Rights Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein (terminated by Exhibit 10.64
10.45 (22)	—	Voting Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein (amended and restated by Exhibit 10.88)
10.46 (22)	—	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
10.47 (23)	—	Securities Purchase Agreement dated November 26, 2014, between American Power Group Corporation and an investor
10.48 (23)	—	Form of Warrant issued to the investor, dated November 26, 2014
10.49 (24)	—	National Distributor and Master Marketing Agreement dated as of November 27, 2012, between American Power Group, Inc. and WheelTime Network LLC
10.50 (24)	—	Common Stock Purchase Warrant dated November 27, 2012, issued to WheelTime Network LLC
10.51 (25)	—	Lease - Business Property dated May 1, 2012, between M & R Development, Inc. and American Power Group, Inc.

10.52 (26)	—	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
10.53 (27)	—
Amendment No. 2 dated June 30, 2011, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

10.54 (17)	—
Amendment No. 3 dated April 27, 2012, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)

10.55 (1)	—
Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group (formerly known as GreenMan Alternative Energy, Inc.)

10.56 (17)	—
Amendment No. 1 dated April 27, 2012, to Amended and Restated Promissory Note dated as of December 1, 2009, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.)

10.57 (29)	—	Convertible Note Purchase Agreement dated as of June 2, 2015, among American Power Group Corporation and the purchasers named therein
10.58 (29)	—	Form of Subordinated Contingent Convertible Promissory Note issued to the purchasers named in the Convertible Note Purchase Agreement
10.59 (29)	—	Form of Warrant to be issued to the purchasers named in the Convertible Note Purchase Agreement upon conversion of the Notes
10.60 (29)	—	Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.61 (29)	—	Letter Agreement dated as of June 2, 2015, between American Power Group Corporation and Matthew Van Steenwyk
10.62 (29)	—	Form of Warrant Amendment dated as of June 2, 2015, between American Power Group Corporation and each of the purchasers named in the Convertible Note Purchase Agreement
10.63 (29)	—	Subordination Agreement dated as of June 2, 2015between Iowa State Bank and each of the purchasers named in the Convertible Note Purchase Agreement
10.64 (29)	—
Stockholder Consent, Amendment to Securities Purchase Agreement and Termination of Registration Rights Agreement, amending the Securities Purchase Agreement dated April 30, 2012, among American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the purchasers named therein and terminating the Registration Rights Agreement among American Power Group Corporation (formerly, GreenMan Technologies, Inc.)

10.65 (29)	—	Stockholder Consent and Amendment to Securities Purchase Agreement, amending the Securities Purchase Agreement dated November 26, 2014, between American Power Group Corporation and Arrow, LLC
10.66 (30)	—	Loan and Security Agreement dated as of June 30, 2015, between Trident Resources LLC and American Power Group Corporation
10.67 (30)	—
Senior Secured Demand Promissory Note dated as of June 30, 2015, in the principal amount of $737,190.00, issued by Trident Resources LLC in favor of American Power Group Corporation (amended and restated by Exhibit 10.68)

10.68 (20)
Amended and Restated Senior Secured Demand Promissory Note dated as of June 30, 2015, in the principal amount of $497,190.00, issued by Trident Resources LLC in favor of American Power Group Corporation

10.69 (29)	—	Secured Personal Guaranty dated as of June 30, 2015, issued by Thomas Lockhart, in favor of American Power Group Corporation
10.70 (29)	—	Security Agreement dated as of June 30, 2015, between Thomas Lockhart and American Power Group Corporation
10.71 **	—	Exclusive License Agreement dated as of June 30, 2015, between Trident Resource LLC and American Power Group, Inc.
10.72 **	—	Equipment Purchase Agreement between Trident Resource LLC and American Power Group, Inc., dated as of August 12, 2015
10.73 **	—
Secured Promissory Note dated August 12, 2015, in the principal amount of $832,000.00, issued by American Power Group Corporation in favor of Trident Resources LLC (amended and restated by Exhibit 10.75)

10.74 **	—
Secured Promissory Note dated August 12, 2015, in the principal amount of $884,500.00, issued by American Power Group Corporation in favor of Trident Resources LLC (amended and restated by Exhibit 10.75)

10.75 (20)		Amended and Restated Secured Promissory Note dated December 1, 2015, in the principal amount of $1,716,500.00, issued by American Power Group Corporation in favor of Trident Resources LLC
10.76 **	—	Security Agreement dated as of August 12, 2015, between American Power Group, Inc. and Trident Resource LLC
10.77 **	—	Employment Agreement, effective as of August 13, 2015, between American Power Group, Inc. and Thomas Lockhart
10.78 **	—	Secured Financing Agreement dated as of August 24, 2015, among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.79 **	—	Secured Loan Agreement dated as of August 24, 2015, between WPU Leasing, LLC and American Power Group, Inc.
10.80 **	—	Secured Term Note #1, dated August 24, 2015, in the principal amount of $1,400,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.81 **		Secured Term Note #2, dated October 9, 2015, in the principal amount of $500,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.82 **	—	Guaranty (Unlimited) dated as of August 24, 2015, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.83 **	—	Form of Warrant issued to the members of WPU Leasing, LLC
10.84 **	—	Forbearance and Waiver Agreement dated January 8, 2016 among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.85 **	—	Amendment No. 1, dated August 24, 2015, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.86 **	—	Securities Purchase Agreement dated as of January 8, 2016, among American Power Group Corporation and the purchasers named therein
10.87 **	—	Form of Warrant issued to investors named in the Securities Purchase Agreement dated January 8, 2016
10.88 **	—	Amended and Restated Voting Agreement dated January 8, 2016, among American Power Group Corporation and the investors named therein
10.89 **	—
Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants who are also parties to the Securities Purchase Agreement dated as of January 8, 2016

10.90 **	—	Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants
10.91 **	—	Amendment No. 2, dated January 8, 2016, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.92 **	—	Stockholder Consent, Amendment to Securities Purchase Agreements and Waiver, amending the Securities Purchase Agreements dated April 30, 2012 and November 26, 2014
21.1 (27)	—	List of All Subsidiaries
31.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.1***	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS****	—	XBRL Instance Document
101.SCH****	—	XBRL Taxonomy Extension Schema Document
101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF****	—	XBRL Taxonomy Extension Definition Document
________________________

(1)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-K for the Fiscal Year Ended September 30, 2011 and incorporated herein by reference.

(2)	Filed as an Exhibit to American Power Group Corporation’s Form 10-K for the Fiscal Year Ended September 30, 2014 and incorporated herein by reference.

(3)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 12, 2006 and filed April 17, 2006, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated January 28, 2008 and filed January 31, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000 and incorporated herein by reference.

(7)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2008 and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010 and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138 and incorporated herein by reference.

(10)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001 and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated February 17, 2006 and filed March 6, 2006, and incorporated herein by reference.

(12)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated October 31, 2014 and filed November 6, 2014, and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated November 9, 2010 and filed November 15, 2010, and incorporated herein by reference.

(14)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2011 and incorporated herein by reference.

(15)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(17)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated April 25, 2012 and filed May 2, 2012, and incorporated herein by reference.

(18)	Filed as an Exhibit to American Power Group Corporation’s Current Report, as amended, on Form 8-K/A dated April 30, 2014 and filed May 28, 2014, and incorporated herein by reference.

(19)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated September 24, 2014 and filed September 26, 2014, and incorporated herein by reference.

(20)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated December 12, 2015 and filed December 16, 2015, and incorporated herein by reference.

(21)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter ended March 31, 2011.

(22)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.’s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(23)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K dated November 25, 2014 and filed December 2, 2014, and incorporated herein by reference.

(24)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated November 27, 2012 and filed November 30, 2012, and incorporated herein by reference.

(25)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and incorporated herein by reference.

(26)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 17, 2009 and filed June 23, 2009, and incorporated herein by reference.

(27)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K dated June 30, 2011 and filed July 7, 2011, and incorporated herein by reference.

(28)	Filed as an Exhibit to American Power Group Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and incorporated herein by reference.

(29)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated June 2, 2015 and filed June 4, 2015, and incorporated herein by reference.

(30)	Filed as an Exhibit to American Power Group Corporation’s Form 10-Q for the Quarter ended June 30, 2015 and incorporated herein by reference.

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

American Power Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Power Group Corporation
Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Group Corporation and subsidiaries as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
January 13, 2016

American Power Group Corporation
Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,162	$126,420
Certificates of deposit, restricted	309,984	300,000
Accounts receivable, trade, less allowance for doubtful accounts of $12,657 and $0 as of September 30, 2015 and September 30, 2014	779,020	1,713,639
Inventory	540,994	794,211
Note receivable, related party	737,190	—
Prepaid expenses	113,759	145,604
Other current assets	30,341	27,061
Total current assets	2,578,450	3,106,935
Property, plant and equipment, net	3,739,053	831,782
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	486,667	241,667
Purchased technology, net	191,667	241,667
Software development costs, net	2,998,076	3,118,798
Other	328,996	182,911
Total other assets	4,802,793	4,582,430
	$11,120,296	$8,521,147
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,016,579	$1,011,644
Accrued expenses	819,196	904,298
Notes payable, current	880,698	246,550
Contingent convertible promissory notes - related parties	2,475,000	—
Notes payable, related parties, current	386,083	198,500
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	5,646,074	2,429,510
Notes payable, net of current portion	2,205,031	2,364,431
Notes payable, related parties, net of current portion	2,766,260	200,000
Warrant liability	223,608	6,497,001
Obligations due under lease settlement, net of current portion	505,540	505,540
Total liabilities	11,346,513	11,996,482

Stockholders' deficit
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 938 shares and 941 shares issued and outstanding at September 30, 2015 and 2014	938	941
Series B 10% Convertible Preferred Stock, $1.00 par value, 200 shares authorized, 200 shares and 0 shares issued and outstanding at September 30, 2015 and September 30, 2014	200	—
Common stock, $.01 par value, 150 million shares authorized, 55,287,349 shares and 50,735,050 issued and outstanding at September 30, 2015 and 2014	552,874	507,351
Additional paid-in capital	62,497,398	58,248,103
Accumulated deficit	(63,277,627)	(62,231,730)
Total stockholders’ deficit	(226,217)	(3,475,335)
	$11,120,296	$8,521,147

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Operations

	Years Ended September 30,
	2015	2014
Net sales	$2,958,581	$6,287,633
Cost of sales	3,125,623	3,716,447
Gross profit	(167,042)	2,571,186
Operating expenses
Selling, general and administrative	4,179,560	4,560,138
Operating loss from continuing operations	(4,346,602)	(1,988,952)
Non operating income (expense)
Interest and financing costs	(382,166)	(190,234)
Interest income	56,193	44,530
Warrant extension expense	(454,253)	—
Revaluation of warrants	5,774,178	2,330,048
Other, net	(173,076)	(157,280)
Non operating income, net	4,820,876	2,027,064
Net income	474,274	38,112
10% Convertible Preferred stock dividends	(1,125,540)	(958,178)
Series B, 10% Convertible Preferred stock beneficial conversion feature	(394,631)	—
Net loss available to common stockholders	$(1,045,897)	$(920,066)

Income from continuing operations per share – basic and diluted	$0.01	$—
Net loss per Common share - 10% Preferred Stock dividend	(0.02)	(0.02)
Net loss per Common share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	$(0.01)	$—
Net loss attributable to Common stockholders - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	51,405,043	49,593,915
Diluted	51,405,043	71,240,258

 See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
Years Ended September 30, 2015 and 2014

	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2013	942	$942	—	$—	48,375,316	$483,753	$66,570,909	$(61,311,664)	$5,743,940
Cumulative effect of a change in accounting principle - adoption of ASU 2012-04	—	—	—	—	—	—	(10,652,540)	—	(10,652,540)
Compensation expense associated with stock options	—	—	—	—	—	—	71,590	—	71,590
Common stock issued upon option exercise	—	—	—	—	1,802,132	18,022	40,196	—	58,218
Common stock issued for services rendered	—	—	—	—	44,500	445	26,914	—	27,359
Warrants issued	—	—	—	—	—	—	9,530	—	9,530
Common Stock issued upon Preferred Stock conversion	(1)	(1)	—	—	8,870	89	(88)	—	—
Additional fees related to issuance of 10% Convertible Preferred Stock	—	—	—	—	—	—	(27,666)	—	(27,666)
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	—	—	1,825,491	—	1,825,491
Common stock issued for 10% Convertible Preferred stock dividend	—	—	—	—	504,232	5,042	383,767	(388,809)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	—	—	(569,369)	(569,369)
Net income for fiscal year ended September 30, 2014	—	—	—	—	—	—	—	38,112	38,112
Balance, September 30, 2014	941	$941	—	$—	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)
Compensation expense associated with stock options	—	—	—	—	—	—	46,826	—	46,826
Common stock issued for expenses	—	—	—	—	128,925	1,289	16,760	—	18,049
Common Stock issued upon option and warrant exercise	—	—	—	—	10,870	109	(109)	—	—
Common stock issued for license agreement	—	—	—	—	2000000	20,000	280,000	—	300,000
Warrant extension expense	—	—	—	—	—	—	454,253	—	454,253
Common stock issued upon Preferred Stock conversion	(3)	(3)	—	—	91,667	916	(913)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sales of Series B Preferred stock, net of fees	—		200	200	—	—	1,253,288	—	1,253,488
Series B Preferred stock beneficial conversion feature		—	—	—	—	—	394,631	(394,631)	—
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	—	—	1,193,846	—	1,193,846
Fair value of warrants issued for financing	—	—	—	—	—	—	86,923	—	86,923
Common stock issued for 10% Convertible Preferred stock dividend	—	—	—	—	2,320,837	23,209	523,790	(546,999)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	—	—	(578,541)	(578,541)
Net income for the fiscal year ended September 30, 2015	—	—	—	—	—	—	—	474,274	474,274
Balance, September 30, 2015	938	$938	200	$200	55,287,349	$552,874	$62,497,398	$(63,277,627)	$(226,217)

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$474,274	$38,112
Adjustments to reconcile net income to net cash used in operating activities:
Revaluation of warrants	(5,774,178)	(2,330,048)
Warrant extension expense	454,253	—
Inventory valuation allowance	122,008	27,556
Loss (gain) on disposal of property, plant, and equipment	2,298	(12,743)
Shares issued for services rendered	—	27,359
Warrants issued for services rendered	—	9,530
Depreciation expense	323,014	332,038
Amortization of deferred financing costs	12,294	10,244
Stock compensation expense	46,826	71,590
Provision for bad debts	12,657	—
Amortization of software development costs	607,942	452,347
Amortization of long term contracts	55,000	50,000
Amortization of purchased technology	50,000	50,000
(Increase) decrease in assets:
Accounts receivable	921,962	(101,359)
Inventory	131,209	86,292
Prepaid and other current assets	141,661	180,360
Other assets	(41,456)	(44,532)
Decrease in liabilities:
Accounts payable	(190,116)	(101,699)
Billings in excess of costs	—	(7,533)
Accrued expenses	(99,922)	(9,725)
Net cash used in operating activities	(2,750,274)	(1,272,211)
Cash flows from investing activities:
Payments to acquire note receivable	(737,190)	—
Proceeds from sale and disposal of property, plant and equipment	107,500	24,400
Purchase of property and equipment	(186,675)	(242,769)
Purchases for construction in progress	(1,395,356)	—
Software development costs	(404,038)	(366,232)
Net cash used in investing activities	(2,615,759)	(584,601)
Cash flows from financing activities:
Proceeds from line of credit	500,000	—
Proceeds from notes payable	—	1,079,890
Proceeds from contingent convertible promissory notes	2,475,000	—
Proceeds from notes payable, related party	1,400,000	—
Repayment of notes payable	(328,332)	(157,010)
Repayment of notes payable, related party	(212,657)	(75,000)
Proceeds from exercise of stock options	—	58,218
Payment made for fees related to 10% Convertible Preferred stock	—	(27,666)
Deferred financing costs	—	(10,000)
Payment of cash dividend on 10% convertible preferred stock	(475,355)	(569,369)
Net proceeds on issuance of 10% convertible preferred stock	1,948,119	—
Net cash provided by financing activities	5,306,775	299,063
Net decrease in cash and cash equivalents	(59,258)	(1,557,749)
Cash and cash equivalents at beginning of year	126,420	1,684,169
Cash and cash equivalents at end of year	$67,162	$126,420

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2015	2014

Supplemental disclosure of cash flow information:
Interest paid	$225,907	$162,933

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of note payable	2,567,000	—
Equipment financed with long-term note	1,716,500	—
Reclassification into additional paid in capital due to waived down-round provision right	1,193,846	—
Reclassification of the estimated fair value of warrants exercised during the year to additional paid in capital	—	1,825,491
Dividends paid on preferred stock through issuance of common stock	546,999	388,809
Warrants issued	694,631	—
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	394,631	—
Warrants issued for financing costs	86,923	—
Shares issued in connection with license agreement	300,000	—
Dividends included in accounts payable	103,186	—
Refinancing related party note payable	150,000	—
Insurance premiums financed with short-term debt	123,080	90,969
Software development expenditures included in accounts payable and accrued expenses	83,182	24,109
Bank fees financed with long-term note	30,000	—
Construction in progress expenditures included in accounts payable	26,732	—
Shares issued in lieu of expenses	18,049	—
Fixed asset expenditures included in accrued expenses and accounts payable	14,820	2,887

See accompanying notes to consolidated financial statements.

American Power Group Corporation
Notes to Consolidated Financial Statements
1.    Summary of Significant Accounting Policies
APG (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.
Recent Developments
On October 27, 2014, we entered into a loan agreement with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 of transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a $500,000 working capital line of credit which has an initial expiration of January 15, 2016. (See Note 5).
On November 28, 2014, we completed a private placement of $2 million of Series B 10% Convertible Preferred Stock with an accredited investor (See Note 12) and on June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and investors affiliated with members of our Board of Directors. These Contingent notes were converted into shares of Series C Convertible Preferred Stock on October 21, 2015. (See Notes 6 and 15).
On June 30, 2015, we loaned Trident Resources, LLC $737,190, in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative. On August 12, 2015, we signed a license agreement with Trident under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology and we purchased two of Trident's NGL processing systems for $1.716 million, which we paid by issuing Trident a secured promissory note. (See Notes 3, 6 and 15).
On August 24, 2015, we entered into secured financing agreement with WPU Leasing, LLC, an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors for $3,250,000 for the purchase of two wellhead gas processing units. In consideration of WPU's covenants and agreements under this agreement, 3,250,000 warrants were issued to purchase shares of APG's common stock, $.01 par value per share. Under the terms of the new loan, we will make 48 equal monthly payments, including principal and interest commencing the last day of each month, for each draw. (See Note 6 and additional information noted in Liquidity and Management's Plan).
On October 21, 2015, our shareholders approved provisions to modify certain anti-dilution provisions of the 10% Convertible Preferred Stock and approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 200,000,000. (See Note 15)
During the ten months ended October 31, 2015, we obtained 79 additional approvals from the Environmental Protection Agency ("EPA"), under the Inside Useful Life ("IUL") designation, which is defined as vehicular engines older than 2 years but having less than 435,000 miles. In addition we also received our first State of CARB Executive Order (“E.O.”) Certifications for its Turbocharged Natural Gas® Dual Fuel System. We received CARB E.O. Certifications for 17 specific Volvo/Mack D-13/MP8 engine models within the 2010-2012 model years for the 12.8L heavy-duty diesel engine family ranging from 375hp to 505hp. As of October 31, 2015, we had an industry-leading 487 overall approvals and an industry leading 31 SCR engine family approvals from the EPA. We believe that of the approximately 3 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. (See Note 15)

Nature of Operations, Risks, and Uncertainties
Dual Fuel Technology Subsidiary - American Power Group, Inc.
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
By displacing highly polluting diesel fuel with less expensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 5% to 15%;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.
Wellhead Gas Flare Capture and Recovery Services Subsidiary - Trident NGL Services a division of American Power Group, Inc.
When oil is extracted from shale, a mixture of hydrocarbon gases (methane, ethane, propane, butane, pentane and other heavy gases) reach the surface at each well site. These gases are either gathered in low-pressure pipelines for downstream NGL and methane extraction by large mid-stream processing companies or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites). Many areas in North America are facing significant state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies.
In August 2015, we entered flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby they exclusively licensed to us their proprietary next generation natural gas liquids ("NGL") compression/refrigeration process. The proprietary Trident NGL capture and recovery process captures and converts a higher percent of the gases at these remote and stranded well sites, with its mobile and modular design when compared to other competitive capture technologies. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.
The majority of the remaining associated gas is comprised of methane which is currently not sold but, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution. This process is designed to capture and separate the methane flare in order to produce a premium quality natural gas capable of being compressed and used for many natural gas applications including both stationary and vehicular APG dual fuel conversions.
During the twelve months ended September 30, 2015, operations from our Natural Gas Liquids Division were not significant.
Liquidity and Management's Plans
As of September 30, 2015, we had $377,146 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $3,067,624. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information noted below, our fiscal 2016 operating plan, the recent $2.2 million Series D Convertible Preferred Stock private placement closed January 8, 2016, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the end of calendar 2016.

In order to ensure the future viability of American Power Group, management has implemented or is in the process of implementing the following actions:
A.Series D Convertible Preferred Stock Private Placement:
On January 8, 2016 we completed a $2.2 million private placement of Series D Convertible Preferred Stock with accredited investors affiliated with several members of our Board of Directors and shareholders. In addition, we issued warrants to purchase 44 million shares of Common Stock at $.10 which do not contain a cashless exercise provision. Pursuant to the terms of the offering, the investors are required to exercise all Series D warrants before exercising any other warrants they or their affiliates own (all containing cashless provisions). In addition, all minority Series D investors are required to match on a pro-rata basis the exercise of any warrants by the majority investor or lose those warrants to the majority investor.
B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement with WPU Leasing whereby they agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016 which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option of taking these payments in shares of our Common Stock which will again positively impact our cash flow position going forward.
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that the Company possesses funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. We will continue to offer the option for holders to take shares of our Common Stock in lieu of cash.
C.     Amendment of Trident Promissory Note
In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources whereby we consolidated the two notes into one and are not required to make any payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $900,000 which based on our fiscal 2016 operating plan has been reduced to $240,000.
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit which is scheduled to mature January 15, 2016 to March 5, 2016 in order to provide additional time to complete their formal renewal process.In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will renew or increase the line of credit.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the evaluation of intangible assets, the valuation reserve on inventory, the value of our lease settlement obligation, the warranty accrual and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2015.
Cash Equivalents
Cash equivalents include short-term investments with original maturities of three months or less.
Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price plus interest, which approximates fair value. As of fiscal year ended September 30, 2015 and 2014, respectively, we have pledged a certificate of deposit for $309,984 and $300,000, as collateral for two loans currently outstanding with Iowa State Bank.

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
Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. As of September 30, 2015 and September 30, 2014, respectively, we had recorded inventory valuation allowance of $193,637 and $71,629.
Inventory consists of the following:

	September 30, 2015	September 30, 2014
Raw materials, net of valuation allowance	$514,041	$694,479
Work in progress	25,784	30,913
Finished goods	1,169	68,819
Total inventory	$540,994	$794,211
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $127,558 and $181,345 for the fiscal years ended September 30, 2015 and 2014, respectively.
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
Overall, our services and dual fuel conversion equipment for both vehicular and stationary systems are generally sold based upon purchase orders or contracts with our dealers and customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured, and delivery occurs as directed by our customer. Service revenue, including engineering services, is recognized when the services are rendered and collectability is reasonably assured.
Our wellhead flare capture and recovery services ("NGL") operation derives revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record transportation costs and volume differentials, as cost of sales when incurred. Volume differentials result from differences in the measurement of product volumes when delivered to customer terminals.
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
Shipping and Handling Fees and Costs
Shipping and handling fees and costs billed to customers and incurred by us are reported on a net basis in cost of sales in the consolidated statements of operations.
Income Taxes
Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2015, we had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements and have approximately $42,000 of accrued interest and penalties relating to state income taxes associated with an inactive subsidiary. With few exceptions, we are no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2012.
Stock-Based Compensation
We measure and recognize compensation cost for all share-based awards based on the grant-date fair value estimated using the Black-Scholes option pricing model. We have estimated for forfeitures in determining expected terms on stock options for calculating expense. Amortization of stock compensation expense was $46,826 and $71,590 for the fiscal years ended September 30, 2015 and 2014, respectively. The unamortized compensation expense at September 30, 2015 was $40,764 and will be amortized over a weighted average remaining amortizable life of approximately 2.1 years.
The fair value of each option grant during the year ended September 30, 2015 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 2% ; expected volatility based on historical trading information of approximately 56% and expected term of 10 years.
The fair value of each option grant during the year ended September 30, 2014 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1%; expected volatility based on historical trading information of approximately 56% and expected terms of 4 years.
Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the exclusive license agreement from Trident Resources, LLC, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $5,000 for the fiscal year ended September 30, 2015. Accumulated amortization was $5,000 and $0 at September 30, 2015 and 2014, respectively.
In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $100,000 for the fiscal years ended September 30, 2015 and 2014. Accumulated amortization was $617,667 and $516,666 at September 30, 2015 and 2014, respectively.
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
 During fiscal year 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when each engine family is available for general release to customers. As of September 30, 2015, we have capitalized $4,375,248 of development costs associated with our Outside Useful Life ("OUL") ($1,801,506) and Inside Useful Life ("IUL") ($2,573,742) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the fiscal years ended September 30, 2015 and 2014, respectively, were $607,942 and $452,347.
 Amortization expense associated with related intangibles during the next five years and thereafter is anticipated to be:

	NGL Services	Dual Fuel
Years ending September 30:	Contracts	Contracts	Technology	Software Development	Total
2016	$30,000	$50,000	$50,000	$726,395	$856,395
2017	30,000	50,000	50,000	707,275	837,275
2018	30,000	50,000	50,000	524,797	654,797
2019	30,000	41,667	41,667	346,396	459,730
2020	30,000	—	—	294,416	324,416
2021 and thereafter	145,000	—	—	398,797	543,797
	$295,000	$191,667	$191,667	$2,998,076	$3,676,410
Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision on a quarterly basis and we may adjust this provision if necessary. The decrease in warranty reserve at September 30, 2015 is attributable to the decrease in units sold during fiscal 2015.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2015	September 30, 2014
Warranty accrual at the beginning of the period	$221,562	$118,591
Charged to costs and expenses relating to new sales	70,426	212,033
Costs of product warranty claims	(124,808)	(109,062)
Warranty accrual at the end of period	$167,180	$221,562
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward exists, similar to a tax loss, or tax credit carry-forward. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset when a net operating loss carry-forward exists, or similar tax loss, or tax credit carry-forward, with certain exceptions. This accounting guidance was adopted during the first quarter of fiscal 2015. The adoption did not have a material impact on our financial position, results of operation or cash flows.

     In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015 the FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for us beginning in fiscal 2019 (October 1, 2018), however, we may adopt this guidance as of the original effective date. This guidance can be adopted by us either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.
In June 2014, the FASB issued an amendment to the topic regarding share-based payments and instances where terms of an award provide that a performance target can be achieved after the requisite service period.  This guidance has been provided to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In July 2015, the FASB issued a new topic on simplifying the measurement of inventory.  The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This topic is not expected to have a material impact on our consolidated financial position or results of operations.
No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.
Reclassification
Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Net Income Per Share
Basic net income per share is calculated by dividing the net income less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants.
Basic net income per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net income per share is $0.01 and $.00 for the years ended September 30, 2015 and 2014, respectively, do not include the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants since their inclusion would be anti-dilutive. The calculation of diluted net income per share above excludes 38,600,194 and 30,199,294 options and warrants that are outstanding at September 30, 2015 and 2014, respectively, and 28,444,452 and 23,536,120 shares issuable upon conversion of Preferred Stock at September 30, 2015 and 2014,

respectively. Despite our operating income, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares. In addition, in October 2015, we issued $2.475 million of Series D 10% Convertible Preferred Stock which if converted would result in the issuance of 12.85 million additional shares of Common Stock and warrants to purchase 12.85 million shares of Common Stock.
2.     Property, Plant and Equipment
Property, plant and equipment for our American Power Group subsidiary consist of the following:

	September 30, 2015	September 30, 2014	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,342,202	1,653,127	3 – 10 years
Construction in progress	1,436,908	—
Less accumulated depreciation	(1,167,144)	(948,432)
Machinery and equipment, net	$3,739,053	$831,782

3.     Note Receivable, Related Party
On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources LLC (“Trident”), pursuant to which we loaned Trident $737,190 under the terms of a senior secured demand promissory note which is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner. The note bears interest at 6% annually and was due September 30, 2015.
As of December 1, 2015, we amended and restated, the senior secured demand promissory note at which time Trident had repaid the Company $240,000 and the outstanding principal balance was $497,190 and accrued but unpaid interest was approximately $17,000. The maturity of the remaining principal balance and accrued but unpaid interest was extended to December 31, 2015 and provides for certain additional penalties in the event of any default under such note. The Note remains outstanding as of January 12, 2016.
4. Seller’s Note Receivable, Related Party
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
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license that can be applied to the outstanding principal and interest payments to 50% of the royalty payments due to M & R and defer all interest and principal payments due under the note through the end of calendar 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest but M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of September 30, 2015. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. As of September 30, 2015, accrued interest due under the note was $148,990 and is included with other assets on the balance sheet.

5.     Notes Payable/Credit Facilities
Credit Facilities

Notes payable consists of the following at:	September 30, 2015	September 30, 2014
Revolving line of credit, Iowa State Bank, cross collateralized and secured by a $309,984 certificate of deposit and 2.5 million shares of common stock, with an interest rate of 8% and principal due January 15, 2016	$500,000	$—
Term note payable, Iowa State Bank, secured by a $309,984 certificate of deposit and 2.5 million shares of common stock, with an interest rate of 8%, requiring monthly payments of $44,223. The maturity date of the loan is October 15, 2021	2,541,414	2,500,000
Term notes payable, Iowa State Bank, secured by various American Power Group equipment with interest rates ranging from 6.4% to 7.7% and requiring monthly payments from $305 to $1,162 and due dates ranging from August 2014 to February 2018	—	70,050
Other unsecured term note payable with interest rate ranging from 3.35% to 3.85%, requiring monthly payments of principal and interest with due dates ranging from February 2016 to June 2016	44,315	40,931
	3,085,729	2,610,981
Less current portion	(880,698)	(246,550)
Notes payable, non-current portion	$2,205,031	$2,364,431

The following is a summary of maturities of carrying values of all notes payable as it relates to the refinancing terms agreed to on October 27, 2014:

Years Ending September 30:
2016	$880,698
2017	365,263
2018	396,016
2019	429,359
2020 and beyond	1,014,393
$3,085,729
On October 27, 2014, we entered into loan agreement and new working capital line of credit (collectively referred to as the "Credit Facility") with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due to an officer of the Company. Under the terms of the new term loan, we will make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid due on October 15, 2021. In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of January 15, 2016. The maximum amount APG may borrow from time to time under the line of credit is equal to lesser of (i) the sum of (x) 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, (y) 50% of the value of our inventory, and (z) $309,984; or (ii) $500,000. All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum.
Our obligations under the Credit Facility continue to be secured by the grant of a first priority security interest in all of our assets. We have guaranteed the obligation and have secured that guarantee by granting Iowa State Bank a security interest in a $309,984 certificate of deposit and certain additional collateral. In addition, we have agreed under the terms of a stock transfer agreement that if we fail to pay any portion of the outstanding amounts when due, we will issue to Iowa State Bank that number of shares of common stock which is equal in value to the outstanding balance due. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2

,000,000 shares of the common stock under the stock transfer agreement. In addition, a director and two officers have pledged 500,000 shares of our common stock owned by them in aggregate as additional collateral for the Credit Facility.
The Credit Facility requires us to maintain an adjusted current ratio of 1.00 and a minimum adjusted debt-to-worth ratio of 2.5, such ratios to be tested monthly. Subsequent to year end, Iowa State Bank has agreed to allow us to make certain adjustments in determining our covenant compliance allowing us to be in compliance at September 30,2015. Amounts borrowed under the Credit Facility are subject to acceleration upon certain standard events of default.

6.     Notes Payable, Related Parties

Notes payable, related parties consists of the following at:	September 30, 2015	September 30, 2014
Term note payable, Trident Resources, LLC, secured by liens on equipment with an interest rate of 6.0% and requiring 48 monthly payments of $40,312, commencing February 29, 2016 with a due date of January 31, 2020	1,716,500	—
Term note payable, WPU Leasing LLC, secured by liens on equipment with an interest rate of 22.2% and requiring the first partial payment of $21,821, with various payment structures with varying amounts, commencing on various dates with a due date of August 31, 2019	1,385,843	—
Former Director's 8% promissory notes, due October 1, 2015	—	198,500
Officer's 8% promissory note, due May 15, 2016	50,000	200,000
	3,152,343	398,500
Less current portion	(386,083)	(198,500)
Notes payable, related parties non-current portion	$2,766,260	$200,000

The following is a summary of maturities of carrying values of all notes payable as it relates to the related party notes as of September 30, 2015:

Years Ending September 30:
2016	$386,083
2017	793,441
2018	900,176
2019	913,390
2020 and beyond	159,253
$3,152,343
Notes Payable-Related Party-Trident Resources, LLC
On August 12, 2015, we purchased two processing systems from Trident for $1,716,500 and in return we issued Trident a promissory note for  $832,000, which was payable in twelve equal monthly installments of principal and interest at 6.75% commencing September 20, 2015 and a second secured promissory note for $884,500, which was payable in 36 equal monthly installments of principal and interest at 6% commencing September 20, 2016. These notes are secured by liens on the purchased equipment.
As of December 1, 2015 we amended and restated, these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest commencing on February 29, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these productions goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under their promissory note to the Company. (See Note 3)
Financing Agreement -WPU Leasing, LLC

On August 24, 2015, we entered into a Secured Financing Agreement (the "Financing Agreement") with WPU Leasing LLC, ("WPU Leasing") an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors. Pursuant to the Financing Agreement, WPU Leasing committed to loan us up to $3,250,000 to fund our purchase of two additional wellhead gas processing systems. Our initial note of $1,400,000 under the financing agreement was issued on August 24, 2015 and as of September 30, 2015 the balance due WPU Leasing was $1,385,843. The notes bear interest at the rate of 22.2% per annum, and are secured by a security interest in the purchased equipment and are guaranteed by our parent. The first note is payable in 49 consecutive monthly installments of principal and interest commencing August 31, 2015.
Our rights to draw additional amounts from time to time under the Financing Agreement are subject to the satisfaction of certain standard financial, reporting and operational conditions contained within the Financing Agreement and in all related agreements and documents. In the event of a default that is not cured within the prescribed period, WPU Leasing may in its discretion among other things, terminate its obligation to make further advances under the Financing Agreement and declare all outstanding obligations under the notes and the Loan Agreement to be due and payable, including, in addition to the interest payable under the notes.
In consideration of WPU Leasing's commitment under the Financing Agreement, we issued to WPU Leasing's members warrants (the “Warrants”) to purchase up to the lesser of (i) an aggregate of 3,250,000 shares of our Common Stock or (ii) one share of Common Stock for each dollar borrowed by the us under the Loan Agreement. The initial exercise price of the Warrants is $0.20 per share and are exercisable for a period of four years from the date of issue and may be exercised on a cashless basis. We determined the value of these warrants using the Black Scholes option pricing model and recorded deferred financing costs of $86,293, which will be amortized over the term of the finance agreement.
Note Payable-Related Party- Other
In October 2014, we paid the estate of our former director the remaining principal balance of $198,500 and on October 27, 2014, the $150,000 note due to an Officer was paid from the proceeds of our new 82 month term note with Iowa State Bank.
On December 12, 2015, we amended , as of September 30, 2015, an unsecured promissory note dated as of September 17, 2010 issued to an Officer in the original principal amount of $50,000. As of the date of the amendment, the outstanding principal balance of the note was $50,000. The amendment extends the maturity date of the promissory note and amortizes principal payments, together with accrued interest, over a five month period commencing on January 15, 2016.
Contingent Convertible Promissory Notes - Related Parties
On June 2, 2015 we completed the private placement of $2.475 million of Contingent Convertible Promissory Notes (“Notes”) with several existing shareholders and investors affiliated with members of our Board of Directors.
The unsecured Notes bear simple interest at the rate of 10% per annum and mature on November 30, 2015 or automatically be convertible into shares of Series C Convertible Preferred Stock at a conversion price of $10,000 per share, immediately upon the effectiveness of the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware. On October 21, 2015, we filed the Series C Certificate of Designation and aggregate principal amount $2,475,000, together with approximately $96,000 of accrued but unpaid interest automatically converted into 257.061 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”). Each share of Series C Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $0.20 per share. Upon the conversion of the Notes into shares of Series C Preferred Stock, we issued to each investor a five years warrant (“Warrants”) to purchase a number of shares of common stock equal to the number of shares issuable upon conversion of the Series C Preferred Stock, exercisable at $0.20 per share. In addition, one of the investors, Arrow LLC, was granted the right under certain conditions to designate two members of our Board of Directors.
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
Each share of Series C Preferred Stock is convertible, at any time at the option of any holder, into 50,000 shares of the Company’s Common Stock, at a conversion price of $0.20 per share. The conversion ratio of the Series C Preferred Stock is subject to adjustment in the event that, with certain exceptions, we issue shares of Common Stock or other securities convertible into or exchangeable for Common Stock at a price per share that is less than the then applicable conversion price of the Series C Preferred Stock. The Series C Preferred Stock does not bear dividends.
The holders of the Series C Preferred Stock will vote with the holders of the Common Stock and the holders of the Company’s 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B 10% Convertible Preferred Stock on all matters presented to the holders of the Preferred Stock, on a Common Stock-equivalent basis. In addition to certain approval rights of the holders of the Series A Preferred Stock and/or the Series B Preferred Stock, the approval of the holders of at least 67% of the outstanding shares of Series C Preferred Stock will be required before we may take certain actions as described in the Certificate of Designation.
The holders of the Series C Preferred Stock have priority in the event of a liquidation of the Company over the outstanding shares of Common Stock. Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of the Common Stock, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company an amount equal to the stated value of the Preferred Stock, which is initially $10,000 per share, plus (in the case of the Series A Preferred Stock and the Series B Preferred Stock) any accrued, but unpaid, dividends.
The Preferred Stock may be required to convert into shares of Common Stock at our election if the trading price of the Common Stock meets certain thresholds as set forth in the Certificate of Designation. If we fail to meet certain obligations affecting the Preferred Stock, the holders of Preferred Stock may require the Company to redeem the Preferred Stock.
7.    Commitments and Contingencies
Employment Agreements
We have employment agreements with three of our corporate officers, which provide for base salaries, participation in employee benefit programs including our stock option plans and severance payments for termination without cause.
Rental Agreements
We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2015 and 2014, total rental expense in connection with this office space lease amounted to $15,000 per year.
Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. In April 2014, we renewed the lease agreement through April 2017 at monthly rental payments of $10,260 on a triple net basis.
For the fiscal years ended September 30, 2015 and 2014, total related party rental expense in connection with non-cancellable real estate leases amounted to $144,934 and $146,594, respectively.
The total future minimum rental commitment at September 30, 2015 under the above related party office and warehousing space operating lease is as follows:

Years Ending September 30,
2016	$123,120
2017	71,820
$194,940
Lease Settlement Obligations
We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 month maximum obligation due under the new amended agreement. We currently sublease two portions of the property to an entity which is paying $8,000 per month starting in September 2015 up from $7,500 per month on a tenant-at-will basis. During fiscal years 2015 and 2014, we had rental income of $90,000 and $122,600, respectively, associated with the Georgia property and rental expense of $249,215 and $242,017, respectively. We are currently working with the tenant towards a goal of leasing the entire facility from the landlord.

The total future minimum rental obligations at September 30, 2015, under the above real estate operating lease is as follows:

Years Ending September 30,
2016	$211,704
2017	211,704
2018	211,704
$635,112
License Agreement - M & R Development
In April 2012, we amended the Exclusive Patent License Agreement between M&R and us to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales (or 6% of net sales when we have paid $15 million in cumulative royalties) or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than $0. M&R has agreed that once we have paid $15 million in cumulative royalties, we can purchase all rights, title and interest in and to their dual fuel technology for an additional payment of $17.5 million to be made within twelve months thereafter. If we do not exercise the foregoing purchase right during this period, M&R has agreed to assign all dual fuel technology to us upon the receipt of $36 million in cumulative royalty payments. During the fiscal years ended September 30, 2015 and 2014, we incurred license fees to M&R of $0 and $0, respectively.
License Agreement - Trident Resources, LLC
On August 12, 2015, American Power Group, Inc., our wholly-owned subsidiary (“APGI”) entered into an exclusive license agreement with Trident Resources LLC, a North Dakota limited liability company (“Trident”). Pursuant to the license, APGI acquired the exclusive worldwide right, with the right to grant sublicenses, to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology. Trident’s modular and mobile NGL systems process flared wellhead gas, converting the gas into hydro-carbon liquids, commonly referred to as NGL. A portion of the NGL being processed by Trident is sold as fuel, emulsifiers/dilutants or as feed stock to be further processed by refiners. The majority of the remaining associated gas is comprised of methane which is currently not sold but, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution.
In conjunction with executing the license agreement, we issued Trident 2,000,000 shares of our common stock, valued at $300,000 (based on the value of our stock on the date of the license). The value assigned to this long-term contract is being amortized on a straight line basis over an estimated useful life of 120 months.
In further consideration of the license, APGI will be required to pay royalties to Trident in the amount of 5.1% of the annual pre-tax net income of APGI’s newly formed NGL division. The royalties payable to Trident will be reduced to 3.0% of the division’s annual pre-tax net income from and after the date that the sum of all royalties paid to Trident under the license equals $15,000,000 on a cumulative basis, and will be eliminated altogether from and after the date that the sum of all royalties paid to Trident equals $36,000,000 on a cumulative basis. Upon the receipt by Trident of $36,000,000 in cumulative royalties, all right, title and interest in the licensed technology will be transferred to APGI, without further consideration. There have been no royalties paid for the year ended September 30, 2015.
8. Warrants to Purchase Common Stock
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
During the years ended September 30, 2015 and September 30, 2014, we recorded net warrant valuation income of $5,774,178 and $2,330,048, respectively associated with a change in the fair value of all warrants containing the down round provision outstanding as of September 30, 2015 and September 30, 2014, and exercised during the years ended September 30, 2015 and September 30, 2014. During the years ended September 30, 2015 and September 30, 2014, warrants to purchase 0 and 2,755,483 shares, respectively of Common Stock containing the down round provision were exercised on a cashless basis. We reduced our warrant liability on the date of exercise by the fair value of these warrants which was $0 and $1,825,491 for the years ended September 30, 2015 and 2014, respectively and reclassified this amount to Additional paid-in capital. Our warrant liability was $223,608 and $6,497,001 as of September 30, 2015 and 2014, respectively.
The warrant liabilities were valued at September 30, 2015 and 2014, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	September 30, 2015	September 30, 2014	September 30, 2015	September 30 2014	September 30, 2015	September 30 2014
Closing price per share of common stock	$0.29	$0.60	$0.29	$0.60	$0.29	n/a
Exercise price per share	$0.50	$0.50	$0.50	$0.50	$0.50	n/a
Expected volatility	64.0%	56.0%	64.0%	56.0%	64.0%	n/a
Risk-free interest rate	.6%	1.1%	.01%	1.4%	1.6%	n/a
Dividend yield	—	—	—	—	—	n/a
Remaining expected term of underlying securities (years)	2	3.1	3	4.0	4.6	n/a
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	n/a
Warrants outstanding with down-round provision	2,742,763	17,623,387	905,917	6,032,787	—	n/a

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock
Private Placement 3 - November 26, 2014, sale of 200 shares of Series B 10% Convertible Preferred Stock
As of September 30, 2015, approximately 3.6 million of warrants with down-round provision remained outstanding.
9. Fair Value Measurements
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
At September 30, 2015 and 2014, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.
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
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2014 and September 30, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Warrant liability	$6,497,001	$—	$—	$6,497,001

September 30, 2015
Warrant liability	$223,608	$—	$—	$223,608

Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve month period ended September 30, 2015.

Warrant Liability
Balance at September 30, 2014	$6,497,001
Fair value of warrants issued	694,631
Revaluation of warrants recognized in earnings	(5,774,178)
Reclassification of estimated fair value of warrants exercised during the year to additional paid in capital	$(1,193,846)
Balance at September 30, 2015	$223,608
10.     Stockholders’ Equity
Common Stock
On August 12, 2015, we issued 2,000,000 shares of our unregistered common stock valued at $300,000 (based on the value of our stock on the date of the agreement) in connection with execution of an exclusive license agreement with Trident Resources LLC to commercialize their proprietary Natural Gas Liquids (“NGL”) process technology. (See Note 7).
During the twelve months ended September 30, 2015, holders exercised options and warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock. In addition, two officers agreed to accept 128,925 shares of our Common Stock (valued at $18,049) in lieu of amounts due to them for services rendered.
During the twelve months ended September 30, 2014, holders exercised options and warrants to purchase an aggregate of 3,334,296 shares of Common Stock at exercise prices ranging from $0.28 to $0.65 utilizing a cashless exercise feature resulting in the net issuance of 1,697,919 shares of Common Stock. In addition, warrants were exercised to purchase 104,213 shares of C ommon Stock at exercise prices ranging from $0.48 to $0.65 and two officers agreed to accept 44,500 shares of our Common Stock (valued at $27,359) in lieu of amounts due to them for services rendered.
10% Convertible Preferred Stock
On April 30, 2012, we completed a private placement in which we entered into a securities purchase agreement with certain accredited investors and sold 821.6 units for gross proceeds to us of $8,216,000. Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share and one warrant to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share. The warrants may be exercised at any time during a five year period beginning October 30, 2012. We also granted the investors an additional investment right, exercisable at any time before March 31, 2013, to invest up to approximately $2.7 million to buy approximately 274 additional units under the same terms described above. All investors exercised this right. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock.
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
During the twelve months ended September 30, 2015, 3.67 shares of 10% Convertible Preferred Stock were converted into 91,667 shares of Common Stock and during the twelve months ended September 30, 2014, 0.35 shares of 10% Convertible Preferred Stock were converted into 8,870 shares of Common Stock. As of September 30, 2015, there were approximately 938 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 23,444,452 shares of Common Stock which had a fair value of approximately $6,800,000 based on the closing price of our Common Stock on September 30, 2015.
Series B 10% Convertible Preferred Stock
On November 28, 2014, we sold 200 shares of Series B 10% Convertible Preferred Stock for gross proceeds of $2 million
(exclusive of $51,881of transaction related fees) and issued a warrant to purchase up to 5,000,000 shares of our common stock.
Each share of the Series B 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of common stock at a conversion price of $0.40 per share. The warrant enables the investor to purchase up to 5,000,000 shares of common stock at an exercise price of $0.50 per share. The Series B 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of common stock. The terms of the Series B 10% Preferred Stock and the warrant are substantially equivalent to the terms of our outstanding 10% Convertible Preferred Stock and warrants issued in April 2012. As of September 30, 2015, there were 200 shares of Series B 10% Convertible Preferred Stock outstanding which are convertible into 5,000,000 shares of Common Stock which had a fair value of $1,450,000 based on the closing price of our Common Stock on September 30, 2015.
We determined the initial value of the Series B 10% Convertible Preferred Stock to be $1,253,488 and the fair value of the investor warrant to be $694,631. We determined a beneficial conversion feature of $394,631 based on the intrinsic value of the shares of common stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” and has been recorded as a charge to retained earnings during the twelve months ended September 30, 2015.
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
10% Convertible Preferred Stock Dividends

During the fiscal year ended September 30, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $1,125,541, of which $476,729 was paid in cash. Certain stockholders agreed to accept 2,320,837 shares of Common Stock (valued at $547,000) in lieu of cash dividend payments.
During the fiscal year ended September 30, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $958,178, of which $569,369 was paid in cash. Certain stockholders agreed to accept 504,232 shares of Common Stock (valued at $388,809) in lieu of cash dividend payments.
2005 Stock Option Plans
The 2005 Stock Option plan (the "2005 Plan") has 6 million shares authorized. The options granted under the 2005 Plan may be either options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.
During fiscal year 2015, we granted options to an employee to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $0.16 per share, which represented the closing price of our stock on the date of the grant. The options granted have a ten-year term and vested immediately on date of grant. The fair value of the options at the date of grant was $21,333 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 2%; expected volatility based on historical trading information of approximately 56% and expected term of 10 years.
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

	Year Ended		Year Ended
	September 30, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,802,000	$.37	4,172,000	$.37
Granted	200,000.16		100,000.64
Forfeited or expired	—	—	(120,000)	.54
Exercised	—	—	(350,000)	.36
Outstanding at end of period	4,002,000.36		3,802,000.37
Exercisable at end of period	3,832,000.35		3,522,000.36
Reserved for future grants	1,195,000		1,395,000
Aggregate intrinsic value of exercisable options	$57,900		$897,730
Aggregate intrinsic value of all options	$57,900		$922,730
Weighted average fair value of options granted during the period		$.11		$.29

Information pertaining to options outstanding under the plan at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ .16 - .80	4,002,000	3.8 years	$.36	3,832,000	3.6 years	$.35
The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2015
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	280,000	$.21
Granted	200,000.11
Vested or terminated	(310,000)	.17
Non-vested at end of period	170,000.29
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
During the fiscal year ended September 30, 2014, options to purchase 4,000 shares of Common Stock at $1.95 per share expired unexercised and during the fiscal year ended September 30, 2015, the remaining options to purchase 4,000 shares of Common Stock at a weighted average exercise price of $0.81 expired unexercised.
Warrants and Other Stock Options
Information pertaining to all warrants and other stock options granted and outstanding is as follows:

	Year Ended		Year Ended
	September 30, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	26,448,294	$.50	30,021,803	$.51
Granted	8,250,000.43		50,000.59
Forfeited, expired, repurchased	(39,500)	.65	(540,000)	.55
Exercised	(100,000)	.41	(3,083,509)	.51
Outstanding at end of period	34,558,794.38		26,448,294.50
Exercisable at end of period	32,708,794.41		26,448,294.50
Aggregate intrinsic value of exercisable options /warrants	$126,000		$2,549,356
Aggregate intrinsic value of all options/warrants	$292,500		$2,530,356
Weighted average fair value of options granted during the period		$.12		$.19

	Warrants/Options Outstanding			Warrants/Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $0.65	34,558,794	3.4 years	$.38	32,708,794	3.2 years	$.41
Common Stock Reserved
We have reserved common stock at September 30, 2015 as follows:

Stock options reserved for the 2005 Stock Option Plan	4,002,000
Warrants	34,558,794
Shares issuable upon conversion of preferred stock	28,444,452
67,005,246
Approximately 28.5 million of shares reserved for the warrants relate to the April 2012 and November 2014 Convertible Preferred Stock offerings; 3.25 million of shares relate to warrants associated with our Contingent Convertible Promissory Notes and approximately 1 million shares relate to warrants issued to the Wheel Time Network.
11.     Employee Benefit Plan
We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2015 and 2014.
12.    Concentrations

Long-lived Assets, Revenues and Revenue by Geographic Areas:
We have assets located in Iowa and North Dakota, where 100% of the long-lived assets are held.
During the fiscal year ended September 30, 2015, approximately 65% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 33% from our dual fuel vehicular applications. During the fiscal year ended September 30, 2014, approximately 69% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 31% from our dual fuel vehicular applications. Sales of our natural gas liquids made up less than 2% of our sales in fiscal year ended September 30, 2015.
Our dual fuel revenue decreased 53% in fiscal year ended September 30, 2015, as compared to total revenue in the prior fiscal year. Our stationary dual fuel sales in fiscal year September 30, 2015, decreased 56% as compared to stationary dual fuel sales in fiscal year September 30, 2014. Vehicular dual fuel sales from fiscal year ended September 30, 2015, decreased 49% as compared to vehicular dual fuel sales for fiscal year September 30, 2014. This was the first year for sales of natural gas liquids.

	September 30, 2015	September 30, 2014
Stationary Dual Fuel Systems	$1,936,364	$4,356,430
Vehicular Dual Fuel Systems	975,374	1,931,203
Natural Gas Liquids	$46,843	$—
	$2,958,581	$6,287,633

The following table sets forth sales by geographic area:

	September 30, 2015	September 30, 2014
United States	$2,407,734	$5,038,238
Canada	218,897	1,049,175
Dominican Republic	224,200	—
Mexico	65,750	18,000
Nigeria	—	71,020
Peru	42,000	111,200
	$2,958,581	$6,287,633

Customers:
During the fiscal year ended September 30, 2015, one oil and gas stationary customer accounted for 39% of consolidated net sales. The customer also accounted for 39% of consolidated net sales in fiscal year ended September 30, 2014. This customer is one of our stationary Dealer/Certified Installers who focuses specifically on the oil and gas industry. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business. In addition, we believe the impact of the loss of this individual customer would be mitigated with the signing of additional Dealer/Installer agreements.
During the fiscal year ended September 30, 2015, one dual fuel vehicular customer accounted for 14% of consolidated net sales. We did not sell to this customer in fiscal year ended September 30, 2014. This customer is a vehicular Dealer/Certified Installer who focuses specifically on Class 8 tractor maintenance and repair opportunities. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business.
Vehicular revenues for the fiscal year ended September 30, 2015 decreased approximately $955,829 or 49% to approximately $1 million. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers due to the current tighter price spread between diesel and natural gas. With over 3.0 million Class 8 vehicles on the road in the North America, our industry leading EPA approvals of 487 and our network of dealers/installers, we believe we have the resources necessary to continue to grow our vehicular revenue to mitigate the potential loss of any one individual oil and gas stationary customer.
On October 7, 2015, we received online notification from the Environmental Protection Agency ("EPA") of the approval for Cummins ISX, 14.9L engines for years 2005 to 2013. Approvals under the Inside Useful Life ("IUL") designation are defined as vehicular engines older than 2 years but having less than 435,000 miles which are principally engine family years 2010 and newer that utilize the OEM selective catalyst reduction technology. We believe that of the approximate 3.0 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the IUL designation.
We were dependent on a third-party firm for providing engineering services relating to our EPA testing and approval activities. At September 30, 2014, the supplier accounted for approximately 18.7% of the American Power Group, Inc's accounts payable.
13.    Segment Information
We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations (See Note 2). Each operating segment has its respective management team.
Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the fiscal years ending September 30, 2015 and September 30, 2014.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Fiscal 2015
Net sales	$2,911,738	$46,843	$—	$2,958,581
Amortization	707,942	5,000	46,826	759,768
Depreciation	294,131	28,883	—	323,014
Operating loss from continuing operations	(2,738,171)	(212,218)	(1,396,213)	(4,346,602)
Interest and financing costs	287,265	36,139	58,762	382,166
Total assets	6,505,405	3,425,515	1,189,376	11,120,296
Capital expenditures	377,212	3,153,408	—	3,530,620
Software development	487,220	—	—	487,220

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Fiscal 2014
Net sales	$6,287,633	$—	$—	$6,287,633
Amortization	552,348	—	71,590	623,938
Depreciation	332,038	—	—	332,038
Operating loss from continuing operations	(629,566)	—	(1,359,386)	(1,988,952)
Interest and financing costs	196,084	—	(5,850)	190,234
Total assets	8,002,864	—	518,283	8,521,147
Capital expenditures	221,255	—	—	221,255
Software development	390,342	—	—	390,342
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
The following differences give rise to deferred income taxes:

	September 30,	September 30,
	2015	2014
Net operating loss carry forwards	$13,401,012	$11,855,859
General business credits	323,480	306,850
Differences in fixed asset basis	(51,039)	(63,840)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	944,948	956,108
Capitalized development costs	(1,043,330)	(1,085,342)
Other, net	201,039	183,856
	13,791,033	12,168,414
Valuation reserve	(13,791,033)	(12,168,414)
Net deferred tax asset	$—	$—

The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30,	September 30,
	2015	2014
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.3	0.8
Amortization	4.0	45.7
All others, net	11.1	(164.8)
U.S. business credits	(3.6)	(47.0)
Revaluation of warrants	(419.8)	(2109.2)
Warrant extensions	33.0	—
Valuation allowance	339.0	2240.5
Effective Tax Rate	—%	—%

As of September 30, 2015, we had net operating loss carryforwards of approximately $39.4 million. The net operating loss carryforwards expire beginning in 2021 through 2034. In addition, we have Federal tax credit carryforwards of approximately $323,480 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2030 through 2034. These carryforwards may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have been determined to have occurred.
15.    Subsequent Events
Conversion of Contingent Convertible Promissory Notes Into Series C Preferred Stock and Increase in Authorized Shares
On October 21, 2015, our shareholders approved and the Company filed an amendment to the Certificate of Designation of Preferences, Rights and Limitations of 10% Convertible Preferred Stock to modify the anti-dilution provisions of the 10% Convertible Preferred Stock to exclude certain issuances of securities from triggering anti-dilution adjustments to the conversion ratio of the 10% Convertible Preferred Stock and approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 200,000,000.
In addition on October 21, 2015, upon the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware, our Subordinated Contingent Convertible Promissory Notes in the aggregate principal amount $2,475,000, together with all accrued but unpaid interest thereon, automatically converted into 257.061 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a conversion price of $10,000 per share. Each share of Series C Preferred Stock is convertible, at any time at the option of any holder, into 50,000 shares of Common Stock; at an initial conversion price of $0.20 per share. The Series C Preferred Stock does not bear dividends. (See Note 6). Management is evaluating whether a beneficial conversion feature exists.
Trident Resources, LLC Note Amendments
As of December 1, 2015, we amended and restated, the senior secured demand promissory note dated June 30, 2015 issued by Trident Resources LLC (“Trident”) to the Company, in the original principal amount of $737,190. As of the date of the amendment and restatement, Trident had repaid the Company $240,000 and the outstanding principal balance was $497,190. The maturity of the remaining principal balance and accrued but unpaid interest was extended to December 31, 2015 and provides for certain additional penalties in the event of any default under such note. The Note remains outstanding as of January 12, 2016.
As of December 1, 2015, we amended and restated, two secured promissory notes dated August 12, 2015 issued by the Company to Trident, in the original principal amounts of $832,000 and $884,500. As of the date of the amendment and restatement, the outstanding principal balance of the two notes was $1,716,500. The amended and restated secured promissory note issued by the Company combines the obligations of the original notes into a single instrument, amortizes principal payments, together with accrued interest, over a 48-month period commencing on February 29, 2016 and provides that the we may defer payments otherwise due in any month, without incurring any additional interest, if the our Trident NGL Services division fails to meet specified production goals in the preceding month from the equipment purchased from Trident. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under the promissory note described in the preceding paragraph.

Issuance of Series D 10% Convertible Preferred Stock
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. Each share of the Series D 10% Convertible Preferred Stock, which has a stated value of $100,000 ,is convertible, at any time at the option of the holder, into 1 million shares of Common Stock at a conversion price of $0.10 per share. The warrants are subject to certain exercise restrictions, do not contain cashless exercise provisions and do not contain anti-dilution protections. All of the warrants previously issued to each investor in this financing were amended to provide that the investor may not exercise those warrants until the investor exercises the new warrants for cash. The Series D Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock at our Board of Director’s discretion.
The holders of the Series D Preferred Stock will receive certain liquidation preferences over the holders of our other convertible preferred stock and common stock, and have been provided similar preferential treatment with respect to all other shares of convertible preferred stock held by them.
In connection with this private placement, our securities purchase agreements dated April 30, 2012, November 26, 2014 and June 2, 2015 were amended to reduce the exercise price on approximately 35.4 million warrants previously issued to the Purchasers (and their affiliates, members of their families and certain related trusts) in conjunction with these agreements to the Series D Preferred Stock conversion price noted above. Management is evaluating the potential recognition of additional expense in conjunction with the implementation of this provision.
The terms of the April 30, 2014 Voting Agreement between us and the 10% Convertible Preferred Stock holders was amended to allow the holders of a majority of the Series D Convertible Preferred Stock to designate (i) three persons to be appointed or elected to our Board of Directors and (ii) nominate three candidates for election to the Board of Directors by the holders of Common Stock voting together as a single class.
Further details of the financing are set forth in a current report on Form 8-K, which we filed with the Securities and Exchange Commission on January 12, 2016.

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

Signature	Title(s)	Date
/s/ Maurice E. Needham	Chairman of the Board	January 13, 2016
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	January 13, 2016
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	January 13, 2016
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Van Steenwyk	Director	January 13, 2016
Matthew Van Steenwyk

/s/ Raymond L. M. Wong	Director	January 13, 2016
Raymond L. M. Wong

/s/ Neal Braverman	Director	January 13, 2016
Neal Braverman

/s/Jamie Weston	Director	January 13, 2016
Jamie Weston

/s/ Chuck Mc Dermott	Director	January 13, 2016
Chuck Mc Dermott