Form 10-Q
period 2015-12-31
AMERICAN POWER GROUP Corp
filed 2016-02-11
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

As of February 11, 2016 there were 57,570,656 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,809	$67,162
Certificates of deposit, restricted	309,984	309,984
Accounts receivable, trade, less allowance for doubtful accounts of $9,805 and $12,657 as of December 31, 2015 and September 30, 2015, respectively	151,447	779,020
Inventory	549,773	540,994
Note receivable, related party	497,190	737,190
Prepaid expenses	128,969	113,759
Other current assets	71,871	30,341
Total current assets	1,927,043	2,578,450
Property, plant and equipment, net	3,990,102	3,739,053
Other assets:
Seller’s note, related party	797,387	797,387
Long term contracts, net	466,667	486,667
Purchased technology, net	179,167	191,667
Software development costs, net	2,865,260	2,998,076
Other	346,876	328,996
Total other assets	4,655,357	4,802,793
	$10,572,502	$11,120,296
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$697,695	$1,016,579
Accrued expenses	1,300,137	819,196
Notes payable, current	1,136,033	880,698
Contingent convertible promissory notes - related party	—	2,475,000
Notes payable, related parties	707,344	386,083
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	3,909,727	5,646,074
Notes payable to Bank, non-current	2,129,692	2,205,031
Notes payable, related parties, non-current	2,944,930	2,766,260
Warrant liability	29,347	223,608
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	9,519,236	11,346,513

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,397 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 938 shares issued and outstanding at December 31, 2015 and September 30, 2015	938	938
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 200 shares issued and outstanding at December 31, 2015 and September 30, 2015	200	200
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 257 shares and 0 shares issued and outstanding at December 31, 2015 and September 30, 2015	257	—
Common stock, $.01 par value, 200 million shares authorized, 57,570,656 shares and 55,287,349 shares issued and outstanding at December 31, 2015 and September 30, 2015	575,708	552,874
Additional paid-in capital	66,903,053	62,497,398
Accumulated deficit	(66,426,890)	(63,277,627)
Total stockholders’ equity (deficit)	1,053,266	(226,217)
	$10,572,502	$11,120,296

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net sales	$494,650	$1,055,966
Cost of sales	786,006	786,911
Gross profit	(291,356)	269,055
Operating expenses:
Selling, general and administrative	1,004,896	1,035,105
Operating loss from continuing operations	(1,296,252)	(766,050)
Non operating income (expense)
Interest and financing costs	(203,053)	(64,805)
Interest - discount on contingent convertible promissory notes - warrants	(906,874)	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	(649,813)	—
Interest income	45,202	11,130
Revaluation of warrants	194,261	4,487,006
Other, net	(48,289)	(42,978)
Non operating (expense) income, net	(1,568,566)	4,390,353
Net (loss) income	(2,864,818)	3,624,303
10% Convertible Preferred dividends	(284,445)	(265,324)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	(394,631)
Net (loss) income available to Common stockholders	$(3,149,263)	$2,964,348

Net (loss) income per share – basic and diluted	$(0.05)	$0.07
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)
Net loss per Common Share - Series B 10% Convertible Preferred Stock beneficial conversion feature	—	(0.01)
Net (loss) income attributable to Common stockholders per share – basic and diluted	$(0.06)	$0.05

Weighted average shares outstanding:
Basic	55,312,168	50,746,825
Diluted	55,312,168	51,329,409

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended December 31, 2015
(Unaudited)

	Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2015	938	$938	200	200	—	$—	55,287,349	$552,874	$62,497,398	$(63,277,627)	$(226,217)
Compensation expense associated with stock options	—	—	—	—	—	—	—	—	27,136	—	27,136
Warrants issued for services rendered	—	—	—	—	—	—	—	—	5,977	—	5,977
Issuance of Series C Convertible Preferred stock, net of fees	—	—	—	—	257	257	—	—	2,569,258	—	2,569,515
Interest - discount on contingent convertible promissory notes - beneficial conversion feature									649,813	—	649,813
Interest - discount on contingent convertible promissory notes - warrants									906,874	—	906,874
Common stock issued for 10% Convertible Preferred stock dividend	—	—					2,283,307	22,834	246,597	(231,331)	38,100
Preferred stock dividends accrued but not paid	—	—					—	—	—	(53,114)	(53,114)
Net loss for the three months ended December 31, 2015	—	—					—	—	—	(2,864,818)	(2,864,818)
Balance, December 31, 2015	938	$938	200	$200	257	$257	57,570,656	$575,708	$66,903,053	$(66,426,890)	$1,053,266

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,864,818)	$3,624,303
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Revaluation of warrants	(194,261)	(4,487,006)
Interest - discount on contingent convertible promissory notes - warrants	906,874	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	649,813	—
Inventory valuation allowance	5,118	—
Loss on disposal of property and equipment	5,905	—
Depreciation expense	103,676	75,719
Amortization of warrants issued for services	996	—
Amortization of deferred financing costs	12,024	4,676
Stock compensation expense	27,136	9,161
Provision for bad debts	(2,852)	3,276
Amortization of software costs	180,412	129,985
Amortization of long term contracts	20,000	12,500
Amortization of purchased technology	12,500	12,500
(Increase) decrease in assets:
Accounts receivable	630,425	1,066,635
Inventory	(13,897)	(3,150)
Prepaid and other current assets	8,107	35,697
Other assets	(29,904)	(11,054)
(Decrease) increase in liabilities:
Accounts payable	(510,205)	(72,765)
Accrued expenses	560,442	(120,862)
Net cash (used in) provided by operating activities	(492,509)	279,615
Cash flows from investing activities:
Proceeds from sale of property and equipment	38,000	—
Note receivable, related party	50,000	—
Purchase of property and equipment	(20,766)	(3,363)
Software development costs	(44,139)	(106,245)
Net cash provided by (used) in investing activities	23,095	(109,608)
Cash flows from financing activities:
Proceeds from line of credit	200,000	380,000
Repayment of notes payable	(79,870)	(50,957)
Proceeds from notes payable, related party	500,000	—
Repayment of notes payable, related party	(69)	(198,500)
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	—	1,948,119
Payment of cash dividend on 10% Convertible Preferred stock	—	(147,861)
Net cash provided by financing activities	620,061	1,930,801
Net increase in cash and cash equivalents	150,647	2,100,808
Cash and cash equivalents at beginning of year	67,162	126,420
Cash and cash equivalents at end of period	$217,809	$2,227,228

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three Months Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$159,828	$36,684

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	2,569,515	—
Refinancing of note payable	—	2,567,000
Beneficial conversion feature attributable to issuance of Series B Convertible Preferred stock	—	394,631
Warrants issued	5,977	694,631
Shares issued for preferred stock dividend	231,331	127,380
Equipment received in lieu of payment on note receivable	190,000	—
Refinancing of related party note	—	150,000
Construction in progress expenditures included in accounts payable	141,565	—
Insurance premiums financed with short-term debt	59,866	52,000
Dividends included in accrued expenses	53,114	9,920
Capitalized interest included in construction in progress	46,299	—
Software development costs included in accounts payable	3,457	45,065
Bank fees financed with long-term debt	—	30,000
Fixed assets included in accounts payable and accrued expenses	—	582

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
Recent Developments
On October 21, 2015, our shareholders approved provisions to modify certain anti-dilution provisions of the 10% Convertible Preferred Stock and approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 200,000,000. (See Note 13)
In addition on October 21, 2015, our Subordinated Contingent Convertible Promissory Notes in the aggregate principal amount $2,475,000, together with all accrued but unpaid interest thereon, automatically converted into approximately 257 shares of our Series C Convertible Preferred Stock at a conversion price of $10,000 per share. Each share of Series C Preferred Stock is convertible, at any time at the option of any holder, into 50,000 shares of Common Stock; at an initial conversion price of $0.20 per share. (See Note 10)
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. (See Note 14).
On January 15, 2016, Iowa State Bank agreed to extend the maturity of our $500,000 Revolving Line of Credit to April 15, 2016 in order to provide additional time to complete their annual renewal process.
As of January 31, 2016, we have an industry-leading 489 overall approvals from the Environmental Protection Agency ("EPA") including 33 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 3 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life ("IUL") designation.  We received State of California Air Resources Board ("CARB") Executive Order (“E.O.”) Certifications for 17 specific Volvo/Mack D-13/MP8 engine models within the 2010-2012 model years for the 12.8L heavy-duty diesel engine family ranging from 375hp to 505hp in June of 2015.
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
Wellhead Gas Flare Capture and Recovery Services Division - Trident NGL Services a division of American Power Group, Inc.
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
During the three months ended December 31, 2015, operations from our Natural Gas Liquids Division were not significant.
Liquidity and Management's Plans
As of December 31, 2015, we had $527,793 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $1,982,684. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the recent $2.2 million Series D Convertible Preferred Stock private placement closed January 8, 2016, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements into the first quarter of 2017.
In order to ensure the future viability of American Power Group, management has implemented or is in the process of implementing the following actions:
A.Series D Convertible Preferred Stock Private Placement
On January 8, 2016, we completed a $2.2 million private placement of Series D Convertible Preferred Stock with accredited investors affiliated with several members of our Board of Directors and shareholders. In addition, we issued warrants to purchase 44 million shares of Common Stock at $.10 which do not contain a cashless exercise provision. Pursuant to the terms of the offering, the investors are required to exercise all Series D warrants before exercising any other warrants they or their affiliates own (all containing cashless provisions). In addition, all minority Series D investors are required to match on a pro-rata basis the exercise of any warrants by the majority investor or lose those warrants to the majority investor.
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
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that we possess funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. We will continue to offer the option for holders to take shares of our Common Stock in lieu of cash.

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
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit which was scheduled to mature January 15, 2016 to April 15, 2016 in order to provide additional time to complete their formal renewal process. In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will renew or increase the line of credit.
2.     Basis of Presentation
The consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at December 31, 2015 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2015 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2015 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2015 and the operating results for the interim periods ended December 31, 2015 and 2014 have been included.
3.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of December 31, 2015 and September 30, 2015, we have pledged a $309,984 certificate of deposit as collateral for outstanding loans with Iowa State Bank.

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
Note Receivable, Related Party
On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources LLC (“Trident”), pursuant to which we loaned Trident $737,190 under the terms of a 6% senior secured demand promissory note due September 30,2015. The note is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner.
On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5% penalty for late payment. During the three months ended December 31,2015 Trident repaid $240,000, of the outstanding principal balance including $50,000 in cash and equipment valued at $190,000. As of December 31, 2015, Trident did not pay the outstanding principal and accrued interest balance when due and as a result we recorded a late payment penalty of approximately $25,800. As of December 31, 2015, the outstanding principal balance was $497,190 and accrued but unpaid interest and late fees were approximately $45,000.
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

In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 6) that can be applied to the outstanding principal and interest payments to 50% and to defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and at that time, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of December 31, 2015. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.
5.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of December 31, 2015 and September 30, 2015, we recorded an inventory valuation allowance of $198,755 and $193,637.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2015	September 30, 2015
Raw materials	$433,610	$514,041
Work in progress	56,989	25,784
Finished goods	59,174	1,169
Total inventory	$549,773	$540,994
6. Intangible Assets
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $7,500 and $0 for the three months ended December 31, 2015 and 2014, respectively. Accumulated amortization was $12,500 and $5,000 at December 31, 2015 and September 30, 2015, respectively.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $25,000 for the three months ended December 31, 2015 and 2014, respectively. Accumulated amortization was $641,667 at December 31, 2015 and $616,667 at September 30, 2015.
In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months ended December 31, 2015 and 2014, we incurred $0 royalties to M&R.
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
As of December 31, 2015, we have capitalized $4,422,844 of software development costs associated with our OUL ($1,801,506) and IUL ($2,621,338) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended December 31, 2015 and 2014 were $180,412 and $129,985, respectively. Accumulated amortization was $1,557,584 and $1,377,172 at December 31, 2015 and September 30, 2015, respectively.

 Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending December 31:	Contracts	Contracts	Technology	Software Development	Total
2016	$30,000	$50,000	$50,000	$732,589	$862,589
2017	30,000	50,000	50,000	684,302	814,302
2018	30,000	50,000	50,000	471,294	601,294
2019	30,000	29,167	29,167	337,414	425,748
2020	30,000	—	—	294,803	324,803
2021 and thereafter	137,500	—	—	344,858	482,358
	$287,500	$179,167	$179,167	$2,865,260	$3,511,094
7.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31, 2015	September 30, 2015	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,268,599	3,342,202	3 - 10 years
Construction in progress	1,832,546	1,436,908
Less accumulated depreciation	(1,238,130)	(1,167,144)
	$3,990,102	$3,739,053
8.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve remained approximately the same during the three months ended December 31, 2015. Warranty accrual is included in accrued expenses.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Three Months Ended	Twelve Months Ended
	December 31, 2015	September 30, 2014
Warranty accrual at the beginning of the period	$167,180	$221,562
Charged to costs and expenses relating to new sales	10,503	70,426
Costs of product warranty claims	(10,469)	(124,808)
Warranty accrual at the end of period	$167,214	$167,180

9.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of December 31, 2015 and September 30, 2015.

	December 31, 2015	September 30, 2015	Due Date	Interest Rate

Iowa State Bank, line of credit	$700,000	$500,000	April 15, 2016	8%
Iowa State Bank, notes payable	2,497,721	2,541,414	October 15, 2021	8%
Other unsecured term notes payable	68,004	44,315	February 27, 2016 and June 12, 2016	3.35% - 3.85%
	3,265,725	3,085,729
Less current portion	(1,136,033)	(880,698)
Notes payable, non-current portion	$2,129,692	$2,205,031
Credit Facilities
On October 27, 2014, we entered into a loan agreement and new working capital line of credit with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid, due on October 15, 2021. The credit facility requires us to meet certain monthly loan covenants. As of December 31, 2015, we were not in compliance with our working capital covenant but Iowa State Bank agreed to waive the default.
Iowa State Bank has provided a $500,000 working capital line of credit which had an initial expiration of January 15, 2016 and was extended to April 15, 2016 in order to provide additional time to complete their formal renewal process. On December 14, 2015, Iowa State Bank provided us with an additional $200,000 of availability under the terms of the working capital line under the condition it was repaid by January 31, 2016, which it was.
All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. Our obligations due Iowa State Bank continue to be secured by the grant of a first priority security interest in all of our assets including a $309,984 certificate of deposit. In addition, under the terms of a stock transfer agreement, should we fail to make any payment when due, we have agreed to issue Iowa State Bank that number of shares of common stock which is equal in value to the past due amount. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of the common stock under the stock transfer agreement. In addition, one director and two officers have each pledged 500,000 shares of our common stock owned by them in the aggregate, as additional collateral to Iowa State Bank.

10.     Notes Payable, Related Parties

	December 31, 2015	September 30, 2015	Due Date	Interest Rate

Term Note Payable, Trident Resources, LLC	$1,716,500	$1,716,500	Varying maturity dates	6%
Term Note Payable, WPU Leasing, LLC	1,885,774	1,385,843	Varying maturity dates	22.2%
Officer's Promissory Note	50,000	50,000	May 31, 2016	8%
	3,652,274	3,152,343
Less current portion	(707,344)	(386,083)
Notes payable, non-current portion	$2,944,930	$2,766,260
Notes Payable-Related Party-Trident Resources, LLC
On August 12, 2015, we purchased two processing systems from Trident for $1,716,500 and in return we issued Trident a promissory note for  $832,000, which was payable in 12 equal monthly installments of principal and interest at 6.75% commencing September 20, 2015 and a second secured promissory note for $884,500, which was payable in 36 equal monthly installments of principal and interest at 6% commencing September 20, 2016. These notes are secured by liens on the purchased equipment.
As of December 1, 2015, we amended and restated these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest estimated to initially begin on February 29, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these productions goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under their promissory note to the Company.
Financing Agreement -WPU Leasing, LLC
On August 24, 2015, we entered into a Secured Financing Agreement with WPU Leasing LLC, an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors. Pursuant to this agreement, WPU Leasing committed to loan us up to $3,250,000 to fund our purchase of two additional wellhead gas processing systems. Our initial note of $1,400,000 under the financing agreement was issued on August 24, 2015 and the second note of $500,000 was issued on October 9, 2015. The notes bear interest at the rate of 22.2% per annum, and are secured by a security interest in the purchased equipment and are guaranteed by the Company.
In January 2016, we reached an agreement with WPU Leasing whereby they agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option of taking these payments in shares of our Common Stock which will again positively impact our cash flow position going forward.
In consideration of WPU Leasing's commitment under the financing agreement, we issued to WPU Leasing's members warrants to purchase up to the lesser of (i) an aggregate of 3,250,000 shares of our Common Stock or (ii) one share of Common Stock for each dollar borrowed by the us under the related Loan Agreement. The initial exercise price of the warrants is $0.20 per share and are exercisable for a period of four years from the date of issue and may be exercised on a cashless basis. We determined the value of these warrants using the Black Scholes option pricing model and recorded deferred financing costs of $86,293, which will be amortized over the term of the finance agreement.
Note Payable-Related Party- Other
On December 12, 2015, we amended, as of September 30, 2015, an unsecured promissory note dated as of September 17, 2010 issued to an Officer in the original principal amount of $50,000. As of the date of the amendment, the outstanding principal balance of the note was $50,000. The amendment extends the maturity date of the promissory note and amortizes principal payments, together with accrued interest, over a 5 month period commencing on January 15, 2016.
Contingent Convertible Promissory Notes - Related Parties
On June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and investors affiliated with members of our Board of Directors.

The unsecured Notes bear simple interest at the rate of 10% per annum and were automatically converted into shares of Series C Convertible Preferred Stock at a conversion price of $10,000 per share on October 21, 2015 upon the effectiveness of the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware. The outstanding principal amount $2,475,000, together with approximately $96,000 of accrued but unpaid interest automatically was converted into approximately 257 shares of our Series C Convertible Preferred Stock . In addition, we issued the investors five year warrants to purchase up to 12,853,053 shares of Common Stock at an exercise price of $0.20 per share.
Each share of Series C Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $0.20 per share. Upon the conversion of the Notes into shares of Series C Convertible Preferred Stock, we issued to each investor a five year warrant to purchase a number of shares of common stock equal to the number of shares issuable upon conversion of the Series C Convertible Preferred Stock, exercisable at $0.20 per share. In addition, one of the investors, Arrow LLC, was granted the right under certain conditions to designate two members of our Board of Directors.
We determined the discount on the contingent convertible promissory note to be $1,556,687 of which $906,874 was allocable to warrants and $649,813 was allocable to the intrinsic value of the conversion feature. The discount was recorded as paid-in-capital and as non-cash financing expense on the date of the conversion and is included in the results for the three months ended December 31, 2015.
In connection with this private placement, our securities purchase agreements dated April 30, 2012 and November 26, 2014 were amended to provide that the issuance of the Series C Convertible Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with those agreements (the “Prior Warrants”). We also amended the Prior Warrants to extend the term of any Prior Warrant held by the purchasers of the Notes (and their affiliates, members of their families and certain related trusts) as of the issuance of the Notes or subsequently acquired by such persons. The maximum period by which any Prior Warrant was extended is the difference between 60 months and the remaining term of the respective Prior Warrant as of the initial issuance of the Notes. The fair value of the warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $454,253 was recognized in the income statement as non-cash warrant extension expense during the third quarter of the fiscal year ended September 30, 2015.
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
During the three months ended December 31, 2015 and December 31, 2014, we recorded warrant valuation income of $194,261 and $4,487,006 associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $29,347 and $223,608 as of December 31, 2015 and September 30, 2015, respectively.
The warrant liabilities were valued at December 31, 2015, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Closing price per share of common stock	$0.12	$0.29	$0.12	$0.29	$0.12	$0.29
Exercise price per share	0.50	0.50	0.50	$0.50	0.50	0.50
Expected volatility	70.0%	64.0%	70.0%	64.0%	70.0%	64.0%
Risk-free interest rate	1.1%	0.6%	1.3%	—%	1.5%	1.6%
Dividend yield	—	—	—	—	—	—
Remaining expected term of underlying securities (years)	1.8	2.0	2.8	3.0	4.4	4.6
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	5,000,000
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917	—	—
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
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2015 and December 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Warrant liability	$223,608	$—	$—	$223,608

December 31, 2015
Warrant liability	$29,347	$—	$—	$29,347
Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended December 31, 2015.

Warrant Liability
Level 3
Balance at September 30, 2015	$223,608
Revaluation of warrants recognized in earnings	(194,261)
Balance at December 31, 2015	$29,347
13.     Stockholders’ Equity
Authorized Shares
On October 21, 2015, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150 million to 200 million shares.
10% Convertible Preferred Stock Dividends
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

During the three months ended December 31, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $284,444, of which $53,114 remains in accrued dividends. Certain stockholders agreed to accept 2,283,307 shares of Common Stock (valued at $269,431) in lieu of cash dividend payments of $231,331 due for the current quarter and $38,100 due for previous quarters.
During the three months ended December 31, 2014, we recorded a dividend on our 10% Convertible Preferred Stock of $265,324, of which $137,944 was paid in cash. Certain stockholders agreed to accept 387,636 shares of Common Stock (valued at $127,380) in lieu of cash dividend payments.
Stock Options
In October 2015, we granted options to a new director to purchase 250,000 shares of our Common Stock at an exercise price of $0.25 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2005 Stock Option Plan, have a five-year term and vest equally over a period of fifteen months from date of grant. The fair value of the options at the date of grant in aggregate was $35,394, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.4%; expected volatility based on historical trading information of 68% and expected term of 5 years.
Amortization of stock compensation expense was $27,136 and $9,161 for the three months ended December 31, 2015 and 2014, respectively. Our Board of Directors agreed to extend the exercise period from 3 months to 18 months on options to purchase 340,000 shares of our Common Stock owned by a former director who resigned on October 1, 2015. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the extended terms and of the existing terms of $15,793 is included in the stock compensation expense for the three months ended December 31, 2015.
    The unamortized compensation expense at December 31, 2015 was $64,815 and will be amortized over a weighted average remaining life of approximately 1.62 years.
14. Segment Information
We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.
Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three months ending December 31, 2015 and December 31, 2014.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended December 31, 2015
Net sales	$464,668	$29,982	$—	$494,650
Amortization	205,412	7,500	28,132	241,044
Depreciation	60,351	43,325	—	103,676
Operating loss from continuing operations	(662,481)	(235,916)	(397,855)	(1,296,252)
Interest and financing costs	81,272	114,245	7,536	203,053
Total assets	5,844,019	3,691,897	1,036,586	10,572,502
Capital expenditures	2,993	395,638	—	398,631
Software development	47,596	—	—	47,596

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended December 31, 2014
Net sales	$1,055,966	$—	$—	$1,055,966
Amortization	154,985	—	9,161	164,146
Depreciation	75,719	—	—	75,719
Operating loss from continuing operations	(403,237)	—	(362,813)	(766,050)
Interest and financing costs	70,711	—	(5,906)	64,805
Total assets	7,559,063	—	1,973,363	9,532,426
Capital expenditures	7,160	—	—	7,160
Software development	151,310	—	—	151,310
15. Subsequent Event
Issuance of Series D 10% Convertible Preferred Stock
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. Each share of the Series D 10% Convertible Preferred Stock which has a stated value of $100,000, is convertible, at any time at the option of the holder, into 1 million shares of Common Stock at a conversion price of $0.10 per share. The warrants are subject to certain exercise restrictions, do not contain cashless exercise provisions and do not contain anti-dilution protections. All of the warrants previously issued to each investor in this financing were amended to provide that the investor may not exercise those warrants until the investor exercises the new warrants for cash. The Series D Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock at our Board of Director’s discretion.
The holders of the Series D Preferred Stock will receive certain liquidation preferences over the holders of our other convertible preferred stock and common stock, and have been provided similar preferential treatment with respect to all other shares of convertible preferred stock held by them.
In connection with this private placement, our securities purchase agreements dated April 30, 2012, November 26, 2014 and June 2, 2015 were amended to reduce the exercise price on approximately 23 million warrants previously issued to the Purchasers (and their affiliates, members of their families and certain related trusts) in conjunction with these agreements to the Series D Preferred Stock conversion price noted above. Management is evaluating the potential recognition of additional expense in conjunction with the implementation of this provision.
The terms of the April 30, 2014, Voting Agreement between us and the 10% Convertible Preferred Stock holders was amended to allow the holders of a majority of the Series D Convertible Preferred Stock to designate (i) three persons to be appointed or elected to our Board of Directors and (ii) nominate three candidates for election to the Board of Directors by the holders of Common Stock voting together as a single class.
Further details of the financing are set forth in a current report on Form 8-K, which we filed with the Securities and Exchange Commission on January 12, 2016 and in certain exhibits to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Extension of Iowa State Bank Revolving Line of Credit
On January 15, 2016, Iowa State Bank agreed to extend the maturity of our $500,000 Revolving line of credit from January 15, 2016 to April 15, 2016 in order to complete their formal renewal process. On December 14, 2015, Iowa State Bank provided us with an additional $200,000 of availability under the terms of the working capital line under the condition it was repaid by January 31, 2016 which it was.

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
In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in Item 1A of this Quarterly Report. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. Nor, can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.
The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2015.
Results of Operations
Three Months ended December 31, 2015 Compared to the Three Months ended December 31, 2014
Net sales for the three months ended December 31, 2015 decreased $561,316 or 53% to $494,650 as compared to net sales of $1,055,966 for the three months ended December 31, 2014. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $30 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended December 31, 2015. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the three months ended December 31, 2015 were approximately $282,892 which was $697,999 or 71% lower as compared to revenue of $980,891 for the three months ended December 31, 2014. The decrease was primarily due to the decline in active drilling rigs in the oil and gas industry.
Domestic vehicular revenues for the three months ended December 31, 2015 increased $16,817 or 22% to $91,892 as compared to revenues of $75,075 for the three months ended December 31, 2014. International vehicular revenues for the three months ended December 31, 2015 increased $89,883 as compared to no revenues for the three months ended December 31, 2014. The increase was attributable to an increase in fleet sales for the quarter.
Revenues from the Trident NGL Services division were $29,982 for the three months ended December 31, 2015. There were no sales for the three months ended December 31, 2014.
During the three months ended December 31, 2015 our gross loss was $291,356 or 59% of net sales as compared to a gross profit of $269,055 or 25% of net sales for the three months ended December 31, 2014. The decrease in gross profit was primarily due to decreased revenues and fixed overhead costs.
Selling, general and administrative expenses for the three months ended December 31, 2015 decreased $30,209 or 3% to $1,004,896 as compared to $1,035,105 for the three months ended December 31 2014.

During the three months ended December 31, 2015 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $194,261 as compared to a non-cash revaluation income of $4,487,006 during the three months ended December 31, 2014.
During the three months ended December 31, 2015, interest and financing expense increased $138,248 or 213% to $203,053 as compared to $64,805 for the three months ended December 31, 2014 due to increased borrowings and interest rates for our Trident NGL Services division. In addition, during the three months ended December 31, 2015, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes.
Our net loss for the three months ended December 31, 2015 increased $6,489,121 or 179% to a net loss of $2,864,818 or $(0.05) per basic share as compared to a net income of $3,624,303 or $0.07 per basic share for the three months ended December 31, 2014. The calculation of net loss per share available to Common shareholders for the three months ended December 31, 2015 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $284,445. The calculation of net income per share available for Common shareholders for the three months ended December 31, 2014 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $265,324 and a beneficial conversion feature of $394,631.
Liquidity and Capital Resources
As of December 31, 2015, we had $527,793 in cash, cash equivalents and restricted certificates of deposit and working capital deficit of $1,982,684. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the recent $2.2 million Series D Convertible Preferred Stock private placement closed January 8, 2016, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements into the first quarter of 2017.
In order to ensure the future viability of American Power Group, management has implemented or is in the process of implementing the following actions:
A.Series D Convertible Preferred Stock Private Placement:
On January 8, 2016, we completed a $2.2 million private placement of Series D Convertible Preferred Stock with accredited investors affiliated with several members of our Board of Directors and shareholders. In addition, we issued warrants to purchase 44 million shares of Common Stock at $.10 which do not contain a cashless exercise provision. Pursuant to the terms of the offering, the investors are required to exercise all Series D warrants before exercising any other warrants they or their affiliates own (all containing cashless provisions). In addition, all minority Series D investors are required to match on a pro-rata basis the exercise of any warrants by the majority investor or lose those warrants to the majority investor.
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
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit which was scheduled to mature January 15, 2016 to April 15, 2016 in order to provide additional time to complete their formal renewal process. In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will renew or increase the line of credit.
The Condensed Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2015 and 2014 as they affect our liquidity.
During the three months ended December 31, 2015, net cash used in operating activities was $492,509. Our net loss for the three months ended December 31, 2015 was $2,864,818, inclusive of $194,261 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $630,425 of accounts receivable and $364,915 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options. During the three months ended December 31, 2014, net cash provided by operating activities was $279,615. Our net income for the three months ended December 31, 2014 was $3,624,303, inclusive of $4,487,006 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $247,817 consisting of depreciation, amortization, warrants, bad debt provision and compensation expense associated with stock options and was offset by a decrease of $193,627 in accounts payable and accrued expenses.
     Net cash used in investing activities was $23,095 for the three months ended December 31, 2015, reflecting primarily the capitalization of $44,139 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $20,766 for property, plant and equipment. Net cash used in investing activities was $109,608 for the three months ended December 31, 2014, reflecting the capitalization of $106,245 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $3,363 of property, plant and equipment.
Net cash provided by financing activities was $620,061 during the three months ended December 31, 2015, reflecting the net proceeds of $200,000 from our working capital line of credit with Iowa State Bank and $500,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $79,939. Net cash provided by financing activities was $1,930,801 during the three months ended December 31, 2014, reflecting the net proceeds of $1,948,119 from the sale of our Series B Preferred Stock and warrant and $380,000 advanced under our working capital line. Payments made on notes payable totaled $249,457 and we paid dividends to holders of our preferred stock of $147,861.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were unaffected by interest rate changes during the three months ended December 31, 2015, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2015, we issued approximately 257 shares of Series C Convertible Preferred Stock and warrants to purchase 12,853,053 shares of Common Stock to a group of investors upon the conversion of $2.57 million of notes payable and accrued interest. The issuance of these securities is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and/or 4(2) of the Securities Act.
During the three months ended December 31, 2015, we issued 2,283,307 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
3.1 (1)	—	Restated Certificate of Incorporation of American Power Group Corporation, as amended
10.1 (2)	—	Amended and Restated Secured Promissory Note dated December 1, 2015, in the principal amount of $1,716,500.00, issued by American Power Group Corporation in favor of Trident Resources LLC
10.2 (2)	—
Amended and Restated Senior Secured Demand Promissory Note dated as of December 1, 2015, in the principal amount of $497,190.00, issued by Trident Resources LLC in favor of American Power Group Corporation

10.3 (1)	—	Secured Term Note #2, dated October 9, 2015, in the principal amount of $500,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.4 (1)	—	Forbearance and Waiver Agreement dated January 8, 2016 among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.5 (1)	—	Securities Purchase Agreement dated as of January 8, 2016, among American Power Group Corporation and the purchasers named therein
10.6 (1)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement dated January 8, 2016
10.7 (1)	—	Amended and Restated Voting Agreement dated January 8, 2016, among American Power Group Corporation and the investors named therein
10.8 (1)	—
Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants who are also parties to the Securities Purchase Agreement dated as of January 8, 2016

10.9 (1)	—	Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants
10.10 (1)	—	Amendment No. 2, dated January 8, 2016, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.11 (1)	—	Stockholder Consent, Amendment to Securities Purchase Agreements and Waiver, amending the Securities Purchase Agreements dated April 30, 2012 and November 26, 2014
10.12 (3)	—	Change in Terms Agreement, between American Power Group, Inc. and Iowa State Bank, dated as of January 15, 2016
31.1 (4)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (4)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (5)	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (5)	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (6)	—	XBRL Taxonomy Extension Schema Document
101.CAL (6)	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (6)	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (6)	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (6)	—	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

(1)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and incorporated herein by reference.

(2)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated December 12, 2015 and filed December 16, 2015, and incorporated herein by reference.

(3)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated January 15, 2016 and filed January 25, 2016, and incorporated herein by reference.

(4)	Filed herewith.

(5)
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

(6)
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
Dated: February 11, 2016