Form 10-Q
period 2016-03-31
AMERICAN POWER GROUP Corp
filed 2016-05-23
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 13, 2016 there were 60,221,256 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$349,554	$67,162
Certificates of deposit, restricted	310,120	309,984
Accounts receivable, trade, less allowance for doubtful accounts of $9,805 and $12,657 as of March 31, 2016 and September 30, 2015, respectively	370,606	779,020
Inventory	578,878	540,994
Note receivable, related party	497,190	737,190
Prepaid expenses and other	213,237	144,100
Total current assets	2,319,585	2,578,450
Property, plant and equipment, net	3,932,465	3,739,053
Other assets:
Seller’s note, related party	797,387	797,387
Intangible assets, net	3,403,065	3,676,410
Other	327,067	328,996
Total other assets	4,527,519	4,802,793
	$10,779,569	$11,120,296
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$550,866	$1,016,579
Accrued expenses	1,383,859	819,196
Notes payable, current	379,306	880,698
Notes payable, related parties	762,238	2,861,083
Obligations due under lease settlement, current	68,518	68,518
Total current liabilities	3,144,787	5,646,074
Notes payable to Bank, non-current	2,531,287	2,205,031
Notes payable, related parties, non-current	2,841,799	2,766,260
Warrant liability	22,287	223,608
Obligations due under lease settlement, non-current	505,540	505,540
Total liabilities	9,045,700	11,346,513

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 741 shares and 938 shares issued and outstanding at March 31, 2016 and September 30, 2015	741	938
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 0 shares and 200 shares issued and outstanding at March 31, 2016 and September 30, 2015	—	200
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares and 0 shares issued and outstanding at March 31, 2016 and September 30, 2015	52	—
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares and 0 shares issued and outstanding at March 31, 2016 and September 30, 2015	22	—
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares and 0 shares issued and outstanding at March 31, 2016 and September 30, 2015	397	—
Series D-3 Convertible Preferred stock, $1.00 par value, 210 shares authorized, 205 shares and 0 shares issued and outstanding at March 31, 2016 and September 30, 2015	205	—
Common stock, $.01 par value, 200 million shares authorized, 59,858,652 shares and 55,287,349 shares issued and outstanding at March 31, 2016 and September 30, 2015	598,588	552,874
Additional paid-in capital	70,640,262	62,497,398
Accumulated deficit	(69,506,398)	(63,277,627)
Total stockholders’ equity (deficit)	1,733,869	(226,217)
	$10,779,569	$11,120,296

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$608,526	$474,399	$1,103,176	$1,530,365
Cost of sales	924,777	659,149	1,710,783	1,446,060
Gross (loss) profit	(316,251)	(184,750)	(607,607)	84,305
Operating expenses:
Selling, general and administrative	986,138	918,578	1,991,034	1,953,683
Operating loss from continuing operations	(1,302,389)	(1,103,328)	(2,598,641)	(1,869,378)
Non operating income (expense)
Interest and financing costs	(181,706)	(68,400)	(384,759)	(133,205)
Interest - discount on contingent convertible promissory notes - warrants	—	—	(906,874)	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	(649,813)	—
Interest income	33,611	11,029	78,813	22,159
Revaluation of warrants	7,060	1,315,235	201,321	5,802,241
Other, net	(43,823)	(62,426)	(92,112)	(105,404)
Non operating (expense) income, net	(184,858)	1,195,438	(1,753,424)	5,585,791
Net (loss) income	(1,487,247)	92,110	(4,352,065)	3,716,413
10% Convertible Preferred dividends	(335,083)	(285,088)	(619,528)	(550,412)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	—	—	(394,631)
Series D Convertible Preferred stock beneficial conversion feature	(1,257,178)	—	(1,257,178)	—
Net (loss) income available to Common stockholders	$(3,079,508)	$(192,978)	$(6,228,771)	$2,771,370

Net (loss) income per share – basic and diluted	$(0.02)	$0.00	$(0.08)	$0.07
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.01)
Net loss per Common Share - Series B 10% Convertible Preferred Stock beneficial conversion feature	—	—	—	(0.01)
Net loss per Common Share - Series D Convertible Preferred Stock beneficial conversion feature	$(0.02)	$—	$(0.02)	$—
Net (loss) income attributable to Common stockholders per share – basic and diluted	$(0.05)	$(0.01)	$(0.11)	$0.05

Weighted average shares outstanding:
Basic	57,628,138	51,203,118	56,476,616	50,971,167
Diluted	57,628,138	51,203,118	56,476,616	50,971,167

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended March 31, 2016
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2015	1,138	$1,138	55,287,349	$552,874	$62,497,398	$(63,277,627)	$(226,217)
Compensation expense associated with stock options	—	—	—	—	40,311	—	40,311
Warrants issued for services rendered	—	—	—	—	36,787	—	36,787
Common stock issued for expenses			100,012	1,000	10,001	—	11,001
Issuance of Series C Convertible Preferred stock, net of fees	257	257	—	—	2,569,258	—	2,569,515
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	—	—	649,813	—	649,813
Interest - discount on contingent convertible promissory notes - warrants	—	—	—	—	906,874	—	906,874
Sale of Series D Convertible Preferred stock unit:
Sale of Series D Convertible Preferred stock, net of fees	22	22	—	—	2,152,109	—	2,152,131
Series D Convertible Preferred stock beneficial conversion feature	—	—	—	—	1,257,178	(1,257,178)	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	4,471,291	44,714	520,533	(527,147)	38,100
Preferred stock dividends accrued but not paid	—	—	—	—	—	(92,381)	(92,381)
Net loss for the six months ended March 31, 2016	—	—	—	—	—	(4,352,065)	(4,352,065)
Balance, March 31, 2016	1,417	$1,417	59,858,652	$598,588	$70,640,262	$(69,506,398)	$1,733,869

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,352,065)	$3,716,413
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Revaluation of warrants	(201,321)	(5,802,241)
Interest - discount on contingent convertible promissory notes - warrants	906,874	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	649,813	—
Inventory valuation allowance	2,346	—
Shares issued in lieu of wages	11,001	—
Loss on disposal of property and equipment	7,244	19,448
Depreciation expense	201,566	146,849
Amortization of warrants issued for services	1,992	—
Amortization of deferred financing costs	23,917	5,737
Stock compensation expense	40,311	14,605
(Recovery of) and provision for bad debts	(2,852)	2,014
Amortization of software costs	361,300	282,214
Amortization of long term contracts	40,000	25,000
Amortization of purchased technology	25,000	25,000
Increase in assets:
Accounts receivable	411,266	1,339,347
Inventory	(40,230)	(54,251)
Prepaid and other current assets	25,388	103,881
Other assets	(21,988)	(21,868)
Decrease in liabilities:
Accounts payable	(557,652)	(424,412)
Accrued expenses	604,897	(255,571)
Net cash used in operating activities	(1,863,193)	(877,835)
Cash flows from investing activities:
Proceeds from sale of property and equipment	38,000	3,500
Note receivable, related party	50,000	—
Purchase of property and equipment	(181,742)	(67,877)
Software development costs	(129,496)	(237,651)
Net cash used in investing activities	(223,238)	(302,028)
Cash flows from financing activities:
Proceeds from sales of Series D Convertible Preferred stock, net of fees	2,152,131	—
Proceeds from line of credit	200,000	500,000
Repayment of notes payable	(435,002)	(119,867)
Proceeds from notes payable, related party	500,000	—
Repayment of notes payable, related party	(48,306)	(198,500)
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	—	1,948,119
Payment of cash dividend on 10% Convertible Preferred stock	—	(285,805)
Net cash provided by financing activities	2,368,823	1,843,947
Net increase in cash and cash equivalents	282,392	664,084
Cash and cash equivalents at beginning of year	67,162	126,420
Cash and cash equivalents at end of period	$349,554	$790,504

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Six Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$300,024	$131,301

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	2,569,515	—
Refinancing of note payable	—	2,567,000
Reclassification into additional paid in capital due to waived down-round provision right	—	1,174,612
Beneficial conversion feature attributable to issuance of Series B Convertible Preferred stock	—	394,631
Shares issued for preferred stock dividend	231,331	264,881
Equipment received in lieu of payment on note receivable	190,000	—
Refinancing of related party note	—	150,000
Dividends included in accrued expenses	92,381	274
Capitalized interest included in construction in progress	68,480	—
Insurance premiums financed with short-term debt	59,866	52,000
Warrants issued	36,787	694,630
Software development costs included in accounts payable	23,459	60,002
Bank fees financed with long-term debt	—	30,000
Fixed assets included in accounts payable and accrued expenses	—	12,835

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
Recent Developments
On October 21, 2015, our Subordinated Contingent Convertible Promissory Notes in the aggregate principal amount $2,475,000, together with all accrued but unpaid interest thereon, automatically converted into approximately 257 shares of our Series C Convertible Preferred Stock at a conversion price of $10,000 per share. Each share of Series C Preferred Stock is convertible, at any time at the option of any holder, into 50,000 shares of Common Stock; at an initial conversion price of $0.20 per share. (See Note 11)
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. (See Note 15).
On April 15, 2016, Iowa State Bank agreed to extend the maturity of our $500,000 Revolving Line of Credit to April 15, 2017.
As of April 30, 2016, we have an industry-leading 497 overall approvals from the Environmental Protection Agency ("EPA") including 41 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 3 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life ("IUL") designation.  We received State of California Air Resources Board ("CARB") Executive Order (“E.O.”) Certifications for specific Volvo/Mack D-13/MP8 and Cummins ISX engine models within the 2010-2012 model years for the heavy-duty diesel engine family ranging from 375HP to 600HP.
On May 13, 2016, our shareholders approved the 2016 Stock Option Plan and approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000. (See Note 17)
Nature of Operations, Risks, and Uncertainties
Dual Fuel Technology Subsidiary - American Power Group, Inc.
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
By displacing highly polluting and expensive diesel fuel with inexpensive, abundant and cleaner burning natural gas, a user can:

•	Reduce fuel and operating costs by 5% to 15% ;

•	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

•	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.
Primary end market applications include both primary and back-up diesel generators as well as heavy-duty vehicular diesel engines.

Wellhead Gas Flare Capture and Recovery Services Division - Trident NGL Services, a division of American Power Group, Inc.
When oil is extracted from shale, a mixture of hydrocarbon gases (methane, ethane, propane, butane, pentane and other heavy gases) reach the surface at each well site. These gases are either gathered in low-pressure pipelines for downstream natural gas liquids ("NGL") and methane extraction by large mid-stream processing companies or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites). Many areas in North America are facing significant state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies.
In August 2015, we entered the flare gas capture and recovery business under an exclusive license of a proprietary next generation NGL compression/refrigeration process from Trident Resources, LLC. The proprietary Trident NGL capture and recovery process captures and converts a higher percent of the gases at these remote and stranded well sites, with its mobile and modular design, when compared to other competitive capture technologies. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies that separate the liquids into their final commodities.
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
Recent low oil prices have impacted both the number of potential well sites as well as the price we are paid for the resulting NGLs, prompting us to idle our flare recovery systems pending improvement in both metrics. As a result, operations from our Natural Gas Liquids Division were not significant during the six months ended March 31, 2016. We have restructured and reduced our near term Trident obligations in anticipation of this potential idling of the units to conserve resources. We have seen an increase in requests for service quotes in the past thirty days as oil prices have improved, with some of the NGL component pricing up 50% from their January 2016 lows.
Liquidity and Management's Plans
As of March 31, 2016, we had $659,674 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $825,202. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements into the fourth quarter of fiscal 2016. In order to ensure the future viability of American Power Group beyond that point, management has implemented or is in the process of implementing the following actions:
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
We are currently in advanced discussions with the Series D investors regarding a potential infusion of additional capital into the Company, the form and terms of which has not yet been determined. There can be no assurance that such funding will ultimately be available to us on favorable terms or at all.

B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016, which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option after June 30, 2016 of taking these payments in shares of our Common Stock which would again positively impact our cash flow position going forward.
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that we possess funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. During the six months ended March 31, 2016, Preferred Stock holders agreed to accept 4,471,191 shares of our Common Stock valued at $565,246 in lieu of cash for dividends representing approximately 86% of dividends due and payable during the period.
C.     Amendment of Trident Promissory Note
In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources pursuant to which we consolidated the two notes into one and are not required to make any payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $900,000 which based on our fiscal 2016 operating plan has been reduced to $240,000.
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit from April 15, 2016 to April 15, 2017. In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will increase the line of credit.
We are currently in advanced discussions with the Series D investors as well as Iowa State Bank regarding a potential restructuring of certain obligations due the bank which could positively impact our financial condition and cash flows on a go forward basis. There can be no assurance that such restructuring will ultimately happen or if it does, on favorable terms.
2.     Basis of Presentation
The consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at March 31, 2016 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2015 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2015 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2016 and the operating results for the interim periods ended March 31, 2016 and 2015 have been included.
3.     Recently Issued Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

     Revenue Standard’s Principal-Versus-Agent Guidance. In March 2016, the FASB issued ASU No. 2016-08, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-18”). The standard amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09). ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer”. Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others. The new standard has the same effective date as ASU 2014-09, as amended by the one-year deferral and early adoption provisions in ASU 2015-14. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt the new revenue standard. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.
     Share-Based Compensation. In April 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.
4.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of March 31, 2016 and September 30, 2015, respectively, we have pledged a $310,120 and $309,984 certificate of deposit as collateral for outstanding loans with Iowa State Bank.

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
Note Receivable, Related Party
On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources LLC, pursuant to which we loaned Trident $737,190 under the terms of a 6% senior secured demand promissory note due September 30, 2015. The note is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner.
On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5% penalty for late payment. In October 2015, Trident repaid $240,000, of the outstanding principal balance including $50,000 in cash and equipment valued at $190,000. As of March 31, 2016, the outstanding unpaid principal balance was $497,190 and accrued but unpaid interest and late fees were approximately $67,700. As of May 16, 2016 Trident has made no additional payments. We are evaluating our alternatives but believe the value of the collateral pledged by Trident equals or exceeds the balance due and therefore believe no reserve for uncollectiblity is necessary as of March 31, 2016.

Seller’s Note Receivable, Related Party
In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $797,387. The note bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.
M&R is not required to make any payments under the note until such time as we begin to make royalty payments under our technology license (see Note 7) and at that time, the aggregate principal amount due under the note is to be paid in eight equal quarterly payments plus interest. Those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of March 31, 2016. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.
6.     Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of March 31, 2016 and September 30, 2015, we recorded an inventory valuation allowance of $195,983 and $193,637.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2016	September 30, 2015
Raw materials	$466,362	$514,041
Work in progress	35,041	25,784
Finished goods	77,475	1,169
Total inventory	$578,878	$540,994
7. Intangible Assets
Intangible assets consist of the following:

	March 31, 2016	September 30, 2015
Long term contracts, net	$446,667	$486,667
Purchased technology, net	166,667	191,667
Software development costs, net	2,789,731	2,998,076
Total intangible assets	$3,403,065	$3,676,410
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement for the three months and six months ended March 31, 2016 and March 31, 2015, respectively was $15,000 and $0. Accumulated amortization was $20,000 at March 31, 2016 and $5,000 at September 30, 2015.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $50,000 for the three months and six months ended March 31, 2016 and 2015, respectively. Accumulated amortization was $666,667 at March 31, 2016 and $616,667 at September 30, 2015.
The monthly royalty due under the technology license agreement is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and six months ended March 31, 2016 and 2015, we incurred $0 royalties to M&R.

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
As of March 31, 2016, we have capitalized $4,528,203 of software development costs associated with our OUL ($1,801,506) and IUL ($2,726,697) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and six months ended March 31, 2016 and 2015 were $180,888 and $361,300, and $152,229 and $282,214, respectively. Accumulated amortization was $1,738,472 at March 31, 2016 and $1,377,172 at September 30, 2015.
 Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending March 31:	Contracts	Contracts	Technology	Software Development	Total
2017	$30,000	$50,000	$50,000	$740,781	$870,781
2018	30,000	50,000	50,000	659,162	789,162
2019	30,000	50,000	50,000	439,749	569,749
2020	30,000	16,667	16,667	336,667	400,001
2021	30,000	—	—	303,601	333,601
2022 and thereafter	130,000	—	—	309,771	439,771
	$280,000	$166,667	$166,667	$2,789,731	$3,403,065
8.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

	March 31, 2016	September 30, 2015	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,267,489	3,342,202	3 - 10 years
Construction in progress	1,872,569	1,436,908
Less accumulated depreciation	(1,334,680)	(1,167,144)
	$3,932,465	$3,739,053
9.     Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve remained approximately the same during the six months ended March 31, 2016. Warranty accrual is included in accrued expenses.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Six Months Ended	Twelve Months Ended
	March 31, 2016	September 30, 2015
Warranty accrual at the beginning of the period	$167,180	$221,562
Charged to costs and expenses relating to new sales	17,821	70,426
Costs of product warranty claims	(24,608)	(124,808)
Warranty accrual at the end of period	$160,393	$167,180

10.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of March 31, 2016 and September 30, 2015.

	March 31, 2016	September 30, 2015	Due Date	Interest Rate
Iowa State Bank, line of credit	$500,000	$500,000	April 15, 2017	8%
Iowa State Bank, notes payable	2,381,510	2,541,414	October 15, 2021	8%
Other unsecured term notes payable	29,083	44,315	June 12, 2016	3.85%
	2,910,593	3,085,729
Less current portion	(379,306)	(880,698)
Notes payable, non-current portion	$2,531,287	$2,205,031
Credit Facilities
In October 2014, we entered into a loan agreement and new working capital line of credit with Iowa State Bank in which we refinanced approximately $2,567,000 due to the bank under an existing loan agreement, $30,000 for transaction fees and $150,000 due one of our officers. Under the terms of the new term loan, we are required to make 82 monthly payments of $44,223 including principal and interest commencing January 15, 2015, with the final payment of all principal and accrued interest not yet paid, due on October 15, 2021. The credit facility requires us to meet certain monthly loan covenants. As of March 31, 2016, we were not in compliance with our working capital covenant but Iowa State Bank agreed to waive the default.
Iowa State Bank has provided a $500,000 working capital line of credit which was renewed on April 15, 2016 for an additional year.
All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. Our obligations due Iowa State Bank continue to be secured by the grant of a first priority security interest in all of our assets including a $310,120 certificate of deposit. In addition, under the terms of a stock transfer agreement, should we fail to make any payment when due, we have agreed to issue Iowa State Bank that number of shares of common stock which is equal in value to the past due amount. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of the common stock under the stock transfer agreement. In addition, one director and two officers have each pledged 500,000 shares of our common stock owned by them in the aggregate, as additional collateral to Iowa State Bank.
11.     Notes Payable, Related Parties

	March 31, 2016	September 30, 2015	Due Date	Interest Rate
Term Note Payable, Trident Resources, LLC	$1,716,500	$1,716,500	Varying maturity dates	6%
Term Note Payable, WPU Leasing, LLC	1,837,537	1,385,843	Varying maturity dates	22.2%
Officer's Promissory Note	50,000	50,000	September 30, 2016	8%
Contingent Convertible Notes Payable	—	2,475,000	October 21, 2015	10%
	3,604,037	5,627,343
Less current portion	(762,238)	(2,861,083)
Notes payable, non-current portion	$2,841,799	$2,766,260
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

As of December 1, 2015, we amended and restated these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest estimated to initially begin on August 31, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these productions goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under their promissory note to the Company.
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
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option of taking these payments in shares of our Common Stock which would again positively impact our cash flow position going forward.
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
Note Payable-Related Party- Other
In 2010, an officer loaned us $50,000 under an unsecured promissory note, the maturity of which has been extended several times. In May 2016, the officer agreed to extend the maturity of the outstanding $50,000 balance to September 30, 2016.
Contingent Convertible Promissory Notes - Related Parties
On June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and investors affiliated with members of our Board of Directors.
The unsecured notes bear simple interest at the rate of 10% per annum and were automatically convertible into shares of Series C Convertible Preferred Stock at a conversion price of $10,000 per share upon the effectiveness of the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware. On October 21, 2015 the outstanding principal amount $2,475,000, together with approximately $96,000 of accrued but unpaid interest, automatically was converted into approximately 257 shares of our Series C Convertible Preferred Stock .
Each share of Series C Convertible Preferred Stock is convertible into shares of our common stock at a conversion price of $0.20 per share. Upon the conversion of the notes into shares of Series C Convertible Preferred Stock, we issued to the investors five year warrants to purchase 12,853,053 shares of common stock at an exercise price of $0.20 per share. (See Note 15). In addition, one of the investors, Arrow LLC, was granted the right under certain conditions to designate two members of our Board of Directors.
We determined the discount on the contingent convertible promissory note to be $1,556,687 of which $906,874 was allocable to the warrants and $649,813 was allocable to the intrinsic value of the conversion feature. The discount was recorded as paid-in-capital and as non-cash financing expense on the date of the conversion and is included in the results for the six months ended March 31, 2016.
In connection with this private placement, our securities purchase agreements dated April 30, 2012 and November 26, 2014 were amended to provide that the issuance of the Series C Convertible Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with those agreements (the “Prior Warrants”). We also amended the Prior Warrants to extend the term of any Prior Warrant held by the purchasers of the Notes (and their affiliates, members of their families and certain related trusts) as of the issuance of the Notes or subsequently acquired by such persons. The maximum period by which any Prior Warrant was extended is the difference between 60 months and the remaining term of the respective Prior Warrant as of the initial issuance of the Notes. The fair value of the warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $454,253 was recognized in the income statement as non-cash warrant extension expense during the fiscal year ended September 30, 2015.
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
The holders of the Series C Preferred Stock vote with the holders of the Common Stock and the holders of the Company’s 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B 10% Convertible Preferred Stock on all matters presented to the holders of the Preferred Stock, on a Common Stock-equivalent basis. In addition to certain approval rights of the holders of the Series A Preferred Stock and/or the Series B Preferred Stock, the approval of the holders of at least 67% of the outstanding shares of Series C Preferred Stock will be required before we may take certain actions as described in the Certificate of Designation.
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
The Series C Preferred Stock is subject to the rights and privileges of our Series D Convertible Preferred Stock, our Series D-2 Convertible Preferred Stock and our Series D-3 Convertible Preferred Stock. (See Note 15)
12.     Commitments and Contingencies
Lease Settlement Obligations:
We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months notice but are obligated to continue to pay rent until the earlier to occur of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 months maximum obligation due under the new amended agreement. We currently sublease two portions of the property to an entity which is paying $8,000 per month starting in September 2015 up from $7,500 per month on a tenant-at-will basis.
In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1,2016.
13. Warrants to Purchase Common Stock
In conjunction with the private placement of our 10% Convertible Preferred stock in April 2012 and November 2014, we issued warrants which contained a "down-round" provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04, Technical Corrections and Improvement ("ASU 2012-04"), which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.
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
During the three and six months ended March 31, 2016 and March 31, 2015, we recorded warrant valuation income of $7,060 and $201,321, and $1,315,235 and $5,802,241, respectively, associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $22,287 and $223,608 as of March 31, 2016 and September 30, 2015, respectively.
The warrant liabilities were valued at March 31, 2016, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	March 31 2016	September 30 2015	March 31 2016	September 30 2015	March 31 2016	September 30 2015
Closing price per share of common stock	$0.12	$0.29	$0.12	$0.29	$0.12	$0.29
Exercise price per share	0.50	0.50	0.50	$0.50	0.50	0.50
Expected volatility	71.0%	64.0%	71.0%	64.0%	71.0%	64.0%
Risk-free interest rate	0.7%	0.6%	0.8%	.01%	1.0%	1.6%
Dividend yield	—	—	—	—	—	—
Remaining expected term of underlying securities (years)	1.5	2	2.5	3	4.1	4.6
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	5,000,000
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917	—	—
Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock
Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock.
Private Placement 3 - November 28, 2014, sale of 200 shares of Series B 10% Convertible Preferred Stock
14. Fair Value Measurements
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
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2015 and March 31, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Warrant liability	$223,608	$—	$—	$223,608

March 31, 2016
Warrant liability	$22,287	$—	$—	$22,287
Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended March 31, 2016.

Warrant Liability
Level 3
Balance at September 30, 2015	$223,608
Revaluation of warrants recognized in earnings	(201,321)
Balance at March 31, 2016	$22,287
15.     Stockholders’ Equity
Authorized Shares
On October 21, 2015, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150 million to 200 million shares and on May 13, 2016 approved an additional increase to 350 million shares.
Common Shares
During the three months ended March 31, 2016, an officer agreed to accept 100,012 shares of our Common Stock valued at $11,000 in lieu of vacation pay due him.
Issuance of Series D Convertible Preferred Stock
On January 8, 2016, we sold 22 shares of Series D Convertible Preferred Stock for gross proceeds of $2.2 million to several existing shareholders and entities affiliated with several members of our Board of Directors and issued warrants to purchase up to 44,000,000 shares of our Common Stock at an exercise price of $.10 per share. Each share of the Series D Convertible Preferred Stock, which has a stated value of $100,000, is convertible, at any time at the option of the holder, into 1 million shares of Common Stock at a conversion price of $0.10 per share. The Series D Preferred Stock has a 10% annual dividend, payable quarterly in cash or in shares of Common Stock at our Board of Director’s discretion.
The holders of the Series D Preferred Stock will receive certain liquidation preferences over the holders of our other convertible preferred stock and common stock, and have been provided similar preferential treatment with respect to all other shares of convertible preferred stock held by them.

The warrants are subject to certain exercise restrictions, do not contain cashless exercise provisions and do not contain anti-dilution protections. The warrants may be exercised at any time with respect to not more than 22,000,000 shares of Common Stock until such time as the Company has filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 shares. On May 13, 2016, our shareholders approved the increase in authorized shares and we intend to file the amendment shortly thereafter. If the holders of a majority of the Series D Convertible Preferred Stock (measured with reference to the number of shares of Common Stock issuable from time to time upon the exercise of all New Warrants) exercise their respective Series D warrants in whole or part, the holders of all Series D warrants are required to exercise a pro rata portion of their Series D warrants. All of the warrants previously issued to each investor in this financing were amended to provide that the investor may not exercise those warrants until the investor exercises the new warrants for cash.
Each Series D investor (and their affiliates, members of their families and certain related trusts) agreed to exchange their existing 10% Convertible Preferred Stock (197 shares) and/or Series B 10% Convertible Preferred Stock (200 shares) for an equal number of shares of our new Series D-2 Convertible Preferred Stock and exchanged their Series C Convertible Preferred Stock (205 shares) for an equal number of shares of a new Series D-3 Convertible Preferred Stock. Except for the liquidation preferences described below, the terms and conditions of the Series D-2 Preferred Stock are substantially equivalent to the terms and conditions of the Series A Preferred Stock and of the Series B Preferred Stock, and the terms and conditions of the Series D-3 Preferred Stock are substantially equivalent to the terms and conditions of the Series C Preferred Stock.
In connection with this private placement, our securities purchase agreements dated April 30, 2012, November 26, 2014 and June 2, 2015 were amended to reduce the exercise price on approximately 21 million warrants previously issued to the Purchasers (and their affiliates, members of their families and certain related trusts) in conjunction with these agreements to the Series D Preferred Stock conversion price noted above.
We determined the relative fair value of the Series D Convertible Preferred Stock to be $894,925, the relative fair value of the investor warrants to be $1,087,333 and the relative fair value of change in exercise price of the approximate 21 million previously issued warrants to be $217,742. The fair value of the investor warrants and the repriced warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet as part of stockholder’s equity. We determined a beneficial conversion feature of $1,550,924 based on the intrinsic value of the shares of common stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” with $1,257,178 recorded as a charge to retained earnings during the three months ended March 31, 2016 and the balance of $293,746 will be recorded as a charge to retained earnings upon shareholder approval of the increase in authorized shares at the May 13, 2016 Annual Meeting.
The April 30, 2014 Voting Agreement between us and the 10% Convertible Preferred Stock holders was amended and restated to allow the holders of a majority of the Series D Convertible Preferred Stock to designate (i) three persons to be appointed or elected to our Board of Directors and (ii) nominate three candidates for election to the Board of Directors by the holders of Common Stock voting together as a single class.
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
During the six months ended March 31, 2016, we recorded Preferred Stock dividends of $619,528, of which $92,381 remains in accrued dividends. Certain stockholders agreed to accept 4,471,291 shares of Common Stock (valued at $565,247) in lieu of cash dividend payments of $295,815 due for the current quarter and $269,431 due for previous quarters.
During the six months ended March 31, 2015, we recorded Preferred Stock dividends of $550,686, of which $285,805 was paid in cash. Certain stockholders agreed to accept 964,883 shares of Common Stock (valued at $264,881) in lieu of cash dividend payments.
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

In March 2016, we granted options under the 2016 Stock Option Plan to employees to purchase 1,320,000 shares of our Common Stock at an exercise price of $0.15 per share, which represented the closing price of our stock on the date of the grant. The options have a five-year term and vest equally over a period of 60 months from date of grant. The fair value of the options at the date of grant in aggregate was $117,416, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.5%; expected volatility based on historical trading information of 72% and expected term of 5 years. The options were granted subject to shareholder approval of the 2016 Stock Option Plan which was received May 13, 2016.
Amortization of stock compensation expense was $13,175 and $40,311, and $5,444 and $14,605 for the three and six months ended March 31, 2016 and 2015, respectively. Our Board of Directors agreed to extend the exercise period from 3 months to 18 months on options to purchase 340,000 shares of our Common Stock owned by a former director who resigned on October 1, 2015. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the extended terms and of the existing terms of $15,793 is included in the stock compensation expense for the six months ended March 31, 2016.
    The unamortized compensation expense at March 31, 2016 was $169,057 and will be amortized over a weighted average remaining life of approximately 3.8 years.
16. Segment Information
We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.
Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three months and six months ending March 31, 2016 and March 31, 2015.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended March 31, 2016
Net sales	$608,526	$—	$—	$608,526
Amortization	205,888	7,500	14,669	228,057
Depreciation	54,565	43,325	—	97,890
Operating loss from continuing operations	(786,952)	(202,594)	(312,843)	(1,302,389)
Interest and financing costs	65,653	121,988	(5,935)	181,706
Total assets	6,010,715	3,428,352	1,340,502	10,779,569
Capital expenditures	1,568	40,023	—	41,591
Software development	105,359	—	—	105,359

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended March 31, 2015
Net sales	$474,399	$—	$—	$474,399
Amortization	177,229	—	5,444	182,673
Depreciation	71,130	—	—	71,130
Operating loss from continuing operations	(817,194)	—	(286,134)	(1,103,328)
Interest and financing costs	74,584	—	(6,184)	68,400
Total assets	6,641,618	—	1,127,107	7,768,725
Capital expenditures	141,768	—	—	141,768
Software development	146,342	—	—	146,342

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Six Months Ended March 31, 2016
Net sales	$1,073,193	$29,983	$—	$1,103,176
Amortization	411,300	15,000	42,303	468,603
Depreciation	114,916	86,650	—	201,566
Operating loss from continuing operations	(1,449,433)	(438,510)	(710,698)	(2,598,641)
Interest and financing costs	146,925	236,233	1,601	384,759
Total assets	6,010,715	3,428,352	1,340,502	10,779,569
Capital expenditures	4,561	435,661	—	440,222
Software development	152,955	—	—	152,955

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Six Months Ended March 31, 2015
Net sales	$1,530,365	$—	$—	$1,530,365
Amortization	332,214	—	14,605	346,819
Depreciation	146,849	—	—	146,849
Operating loss from continuing operations	(1,220,432)	—	(648,946)	(1,869,378)
Interest and financing costs	145,295	—	(12,090)	133,205
Total assets	6,641,618	—	1,127,107	7,768,725
Capital expenditures	80,712	—	—	80,712
Software development	297,653	—	—	297,653
17. Subsequent Event
Executive Officer Employment Agreements
On April 1, 2016, we gave notice of non-renewal of our Chairman’s employment agreement. Upon the termination of that agreement on April 1, 2017, he will become an employee at will. In an effort to conserve cash, our Chairman agreed to reduce his cash salary by 50% commencing April 1, 2016 and accepted 355,258 unregistered shares of our Common Stock for the remaining balance of his salary, net of taxes. In addition, all previously granted stock options were terminated and he was granted the following stock options under the 2016 Stock Option Plan, which plan is subject to shareholder approval: (i) immediately exercisable options to purchase up to 250,000 shares of the our Common Stock and (ii) options to purchase up to 600,000 shares of our Common Stock which vest in equal annual installments on October 1st commencing with October 1, 2016. The options have an exercise price equal to the fair market value of the common stock as of the date of grant and have a term of 10 years from date of grant.
On April 25, 2016, we entered into new employment agreements with our CEO and CFO with an initial term ending October 1, 2017 and no changes to their current base salary or benefits. The employment agreements may be renewed by the Company for additional one year terms.

Under the terms of the new agreements all outstanding grants of stock options have been terminated and each has been granted stock options under our 2016 Stock Option Plan which plan is subject to shareholder approval. Our CEO was granted the following stock options: (i) immediately exercisable options to purchase up to 900,000 shares of our Common Stock, (ii) options to purchase up to 2,100,000 shares of our Common Stock which vest in equal annual installments over a period of five years from date of grant and (iii) options to purchase up to 3,000,000 shares of our Common Stock which shall vest in four annual installments starting in 2017 based upon achieving certain annual performance milestones as determined annually by the Company’s Board of Directors. All options were granted with an exercise price equal to the fair market value of the common stock as of the date of grant and have a term of 10 years from date of grant.
Our CFO was granted the following stock options: (i) immediately exercisable options to purchase up to 700,000 shares of the our Common Stock, (ii) options to purchase up to 500,000 shares of our Common Stock which vest in equal annual installments over a period of five years from date of grant and (iii) options to purchase up to 800,000 shares of our Common Stock which shall vest in four annual installments starting in 2017 based upon achieving certain annual performance milestones as determined annually by the Company’s Board of Directors. All options were granted with an exercise price equal to the fair market value of the common stock as of the date of grant and have a term of 10 years from date of grant.
Annual Shareholders Meeting Results
On May 13, 2016, our shareholders (1) renewed the term for the four directors up for re-election; (2) approved an increase to our authorized shares of Common Stock from 200 million to 350 million and (3) approved the 2016 Stock Option Plan.

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
Results of Operations
Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015
Net sales for the three months ended March 31, 2016 increased $134,127 or 28% to $608,526 as compared to net sales of $474,399 for the three months ended March 31, 2015. The increase was primarily due to increased domestic vehicular revenue. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $40 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended March 31, 2016. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the three months ended March 31, 2016 were approximately $78,494 which was $151,998 or 66% lower as compared to revenue of $230,492 for the three months ended March 31, 2015. The decrease was primarily due to the decline in active drilling rigs in the oil and gas industry.
Domestic vehicular revenues for the three months ended March 31, 2016 increased $463,590 or 3,382% to $477,297 as compared to revenues of $13,707 for the three months ended March 31, 2015. The increase was attributable to an increase in follow-on fleet sales for the quarter. International vehicular revenues for the three months ended March 31, 2016 decreased $177,465 or 77% to $52,735 as compared to revenues of $230,200 for the three months ended March 31, 2015 which almost entirely related to one large order to our Dominican Republic distributor.
Revenue from the Trident NGL Services division was $0 for the three months ended March 31, 2016. There were no sales for the three months ended March 31, 2015 as we entered this business segment during the September 2015 quarter.
During the three months ended March 31, 2016 our gross loss was $316,251 or 52% of net sales as compared to a gross profit of $184,750 or 39% of net sales for the three months ended March 31, 2015. The decrease in gross profit was primarily due to an increase in fixed overhead costs including capitalized software amortization and approximately $105,000 relating to our Trident NGL Services division which had no revenue during the quarter.
Selling, general and administrative expenses for the three months ended March 31, 2016 increased $67,560 or 7% to $986,138 as compared to $918,578 for the three months ended March 31, 2015. The increase is due to the added expenses associated with our Trident NGL services division.

During the three months ended March 31, 2016 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $7,060 as compared to $1,315,235 during the three months ended March 31, 2015.
During the three months ended March 31, 2016, interest and financing expense increased $113,306 or 166% to $181,706 as compared to $68,400 for the three months ended March 31, 2015, due to increased borrowings and interest rates for our Trident NGL Services division.
Our net loss for the three months ended March 31, 2016 increased $1,579,357 or 1,715% to a net loss of $1,487,247 or $(0.02) per basic share as compared to a net income of $92,110 or $0.00 per basic share for the three months ended March 31, 2015. The calculation of net loss per share available to Common shareholders for the three months ended March 31, 2016 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $335,083 and the Series D beneficial conversion feature of $1,257,178. The calculation of net income per share available for Common shareholders for the three months ended March 31, 2015 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $285,088.
Six Months ended March 31, 2016 Compared to the Six Months ended March 31, 2015
Net sales for the six months ended March 31, 2016 decreased $427,189 or 28% to $1,103,176 as compared to net sales of $1,530,365 for the six months ended March 31, 2015. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to the $40 per barrel range which has resulted in a steady decrease in diesel prices during the six months ended March 31, 2016. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the six months ended March 31, 2016 were approximately $361,386 which was $849,997 or 70% lower as compared to revenue of $1,211,383 for the six months ended March 31, 2015. The decrease was primarily due to the decline in active drilling rigs in the oil and gas industry.
Domestic vehicular revenues for the six months ended March 31, 2016 increased $480,407 or 541% to $569,189 as compared to revenues of $88,782 for the six months ended March 31, 2015. The increase was attributable to an increase in new and follow-on fleet sales for the six months. International vehicular revenues for the six months ended March 31, 2016 decreased $87,582 or 38% to $142,618 as compared to revenues of $230,200 for the six months ended March 31, 2015 which almost entirely related to one large order to our Dominican Republic distributor.
Revenues from the Trident NGL Services division were $29,983 for the six months ended March 31, 2016. There were no sales for the six months ended March 31, 2015 as we entered this business segment during the September 2015 quarter
During the six months ended March 31, 2016 our gross loss was $607,607 or 55% of net sales as compared to a gross profit of $84,305 or 6% of net sales for the six months ended March 31, 2015. The decrease in gross profit was primarily due to decreased revenues and increased fixed overhead costs including capitalized software amortization and approximately $300,000 relating to our Trident NGL Services division which had no revenue during the quarter.
Selling, general and administrative expenses for the six months ended March 31, 2016 increased $37,351 or 2% to $1,991,034 as compared to $1,953,683 for the six months ended March 31, 2015. The increase is due to the added expenses associated with our Trident NGL services division.
During the six months ended March 31, 2016 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $201,321 as compared to $5,802,241 during the six months ended March 31, 2015.
During the six months ended March 31, 2016, interest and financing expense increased $251,554 or 189% to $384,759 as compared to $133,205 for the six months ended March 31, 2015 due to increased borrowings and interest rates for our Trident NGL Services division. In addition, during the six months ended March 31, 2016, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes.
Our net loss for the six months ended March 31, 2016 increased $8,068,478 or 217% to a net loss of $4,352,065 or $(0.08) per basic share as compared to a net income of $3,716,413 or $0.07 per basic share for the six months ended March 31, 2015. The calculation of net loss per share available to Common shareholders for the six months ended March 31, 2016 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $619,528 and the Series D beneficial conversion feature of $1,257,178. The calculation of net income per share available for Common shareholders for the six months ended March 31, 2015 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $550,412 and a Series B beneficial conversion feature of $394,631.

Liquidity and Capital Resources
As of March 31, 2016, we had $659,674 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $825,202. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements into the fourth quarter of fiscal 2016. In order to ensure the future viability of American Power Group beyond that point, management has implemented or is in the process of implementing the following actions:
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
We are currently in advanced discussions with the Series D investors regarding a potential infusion of additional capital into the Company, the form and terms of which has not yet been determined. There can be no assurance that such funding will ultimately be available to us on favorable terms or at all.
B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016, which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option after June 30, 2016 of taking these payments in shares of our Common Stock which would again positively impact our cash flow position going forward.
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that we possess funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. During the six months ended March 31, 2016, Preferred Stock holders agreed to accept 4,471,191 shares of our Common Stock valued at $565,246 in lieu of cash for dividends representing approximately 86% of dividends due and payable during the period.
C.     Amendment of Trident Promissory Note
In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources pursuant to which we consolidated the two notes into one and are not required to make any payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $900,000 which based on our fiscal 2016 operating plan has been reduced to $240,000.
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit from April 15, 2016 to April 15, 2017. In addition, we have had preliminary discussions regarding the increase of our $500,000 limits later in fiscal 2016 as collateral levels and performance dictate. However, there can be no assurance that the Bank will increase the line of credit.
We are currently in advanced discussions with the Series D investors as well as Iowa State Bank regarding a potential restructuring of certain obligations due the bank which could positively impact our financial condition and cash flows on a go forward basis. There can be no assurance that such restructuring will ultimately happen or if it does, on favorable terms.

The Condensed Consolidated Statement of Cash Flows reflect events for the six months ended March 31, 2016 and 2015 as they affect our liquidity.
During the six months ended March 31, 2016, net cash used in operating activities was $1,863,193. Our net loss for the six months ended March 31, 2016 was $4,352,065, inclusive of $201,321 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $411,266 of accounts receivable and $711,825 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options. During the six months ended March 31, 2015, net cash used in operating activities was $877,835. Our net income for the six months ended March 31, 2015 was $3,716,413, inclusive of $5,802,241 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $501,419 consisting of depreciation, amortization, warrants, bad debt provision and compensation expense associated with stock options and was offset by a decrease of $679,983 in accounts payable and accrued expenses.
     Net cash used in investing activities was $223,238 for the six months ended March 31, 2016, reflecting primarily the capitalization of $129,496 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $181,742 for property, plant and equipment. Net cash used in investing activities was $302,028 for the six months ended March 31, 2015, reflecting the capitalization of $237,651 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $67,877 of property, plant and equipment.
Net cash provided by financing activities was $2,368,823 during the six months ended March 31, 2016, reflecting the net proceeds of $2,152,131 from the sale of our Series D Preferred Stock, $200,000 from our working capital line of credit with Iowa State Bank and $500,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $483,308. Net cash provided by financing activities was $1,843,947 during the six months ended March 31, 2015, reflecting the net proceeds of $1,948,119 from the sale of our Series B Preferred Stock and warrant and $500,000 advanced under our working capital line. Payments made on notes payable totaled $318,367 and we paid dividends to holders of our preferred stock of $285,805.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were unaffected by interest rate changes during the three months ended March 31, 2016, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
There have been no material changes from the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, we issued 22 shares of Series D Convertible Preferred Stock and warrants to purchase 44,000,000 shares of Common Stock to a group of investors for $2.2 million in gross proceeds. We also issued approximately 397 shares of Series D-2 Convertible Preferred Stock and approximately 205 shares of Series D-3 Preferred Stock upon the exchange of certain shares of outstanding preferred stock. The issuance of these securities is exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and/or 4(2) of the Securities Act.
During the three months ended March 31, 2016, we issued 2,187,984 shares of Common Stock to certain holders of our Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended March 31, 2016, we issued 100,012 shares of Common Stock in aggregate to an officer in lieu of payment of $11,001 due him for unpaid vacation. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
10.1 (1)	-	Secured Term Note #2, dated October 9, 2015, in the principal amount of $500,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.2 (1)	-	Forbearance and Waiver Agreement dated January 8, 2016 among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.3 (1)	-	Securities Purchase Agreement dated as of January 8, 2016, among American Power Group Corporation and the purchasers named therein
10.4 (1)	-	Form of Warrant issued to investors named in the Securities Purchase Agreement dated January 8, 2016
10.5 (2)	-	Amended and Restated Voting Agreement dated January 8, 2016, among American Power Group Corporation and the investors named therein
10.6 (1)	-
Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants who are also parties to the Securities Purchase Agreement dated as of January 8, 2016

10.7 (1)	-	Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants
10.8 (1)	-	Amendment No. 2, dated January 8, 2016, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.9 (1)	-	Stockholder Consent, Amendment to Securities Purchase Agreements and Waiver, amending the Securities Purchase Agreements dated April 30, 2012 and November 26, 2014
10.10 (3)	-	Change in Terms Agreement, between American Power Group, Inc. and Iowa State Bank, dated as of January 15, 2016
10.11 (2)	-	Amendment No. 2, dated March 22, 2016, to Lease Agreement dated April 2, 2001, between American Power Group Corporation (f/k/a GreenMan Technologies, Inc.) and Mart Management, Inc.
10.12 (2)	-	Notice of Termination of Lease Agreement dated April 2, 2001, between American Power Group Corporation (f/k/a GreenMan Technologies, Inc.) and Mart Management, Inc.
10.13 (4)	-	2016 Stock Option Plan
10.14 (5)	-	Promissory Note, between American Power Group, Inc. and Iowa State Bank, dated as of April 15, 2016
10.15 (6)	-	Employment Agreement by and between American Power Group Corporation and Lyle E. Jensen dated April 25, 2016
10.16 (6)	-	Employment Agreement by and between American Power Group Corporation and Charles E. Coppa dated April 25, 2016
10.17 (7)	-
Amendment No. 5 dated April 26, 2016 to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

31.1 (2)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (2)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (8)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (8)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (9)	-	XBRL Taxonomy Extension Schema Document
101.CAL (9)	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (9)	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (9)	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (9)	-	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

(1)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and incorporated herein by reference.

(2)	Filed herewith.

(3)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated January 15, 2016 and filed January 25, 2016, and incorporated herein by reference.

(4)	Filed as an Appendix to American Power Group Corporation’s Definitive Proxy Statement filed April 13, 2016 and incorporated herein by reference.

(5)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated and filed April 20, 2016, and incorporated herein by reference.

(6)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated and filed April 28, 2016, and incorporated herein by reference.

(7)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K dated and filed May 2, 2016, and incorporated herein by reference.

(8)
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

(9)
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
Dated: May 23, 2016