Form 10-Q
period 2016-06-30
AMERICAN POWER GROUP Corp
filed 2016-08-22
CIK 932699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 19, 2016 there were 72,180,082 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

American Power Group Corporation
Condensed Consolidated Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,774	$67,162
Certificates of deposit, restricted	310,120	309,984
Accounts receivable, trade, less allowance for doubtful accounts of $69,353 and $12,657 as of June 30, 2016 and September 30, 2015, respectively	257,315	779,020
Inventory	505,823	540,994
Note receivable, related party	497,190	737,190
Prepaid expenses and other	322,280	144,100
Total current assets	2,017,502	2,578,450
Property, plant and equipment, net	3,862,536	3,739,053
Other assets:
Seller’s note, related party	797,387	797,387
Intangible assets, net	3,234,724	3,676,410
Other	326,108	328,996
Total other assets	4,358,219	4,802,793
	$10,238,257	$11,120,296
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$534,049	$1,016,579
Accrued expenses	1,609,871	819,196
Notes payable, current	876,110	880,698
Notes payable, related parties	1,432,865	2,861,083
Obligations due under lease settlement, current	181,704	68,518
Total current liabilities	4,634,599	5,646,074
Notes payable to Bank, non-current	1,987,564	2,205,031
Notes payable, related parties, non-current	2,732,834	2,766,260
Warrant liability	16,397	223,608
Obligations due under lease settlement, non-current	256,929	505,540
Total liabilities	9,628,323	11,346,513

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 741 shares and 938 shares issued and outstanding at June 30, 2016 and September 30, 2015	741	938
Series B 10% Convertible Preferred stock, $1.00 par value, 200 shares authorized, 0 shares and 200 shares issued and outstanding at June 30, 2016 and September 30, 2015	—	200
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015	52	—
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015	22	—
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015	397	—
Series D-3 Convertible Preferred stock, $1.00 par value, 210 shares authorized, 205 shares and 0 shares issued and outstanding at June 30, 2016 and September 30, 2015	205	—
Common stock, $.01 par value, 350 million and 200 million shares authorized, 64,093,130 shares and 55,287,349 shares issued and outstanding at June 30, 2016 and September 30, 2015	640,932	552,874
Additional paid-in capital	71,560,025	62,497,398
Accumulated deficit	(71,592,440)	(63,277,627)
Total stockholders’ equity (deficit)	609,934	(226,217)
	$10,238,257	$11,120,296

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$524,194	$555,662	$1,627,370	$2,086,027
Cost of sales	706,017	686,259	2,416,800	2,132,319
Gross (loss)	(181,823)	(130,597)	(789,430)	(46,292)
Operating expenses:
Selling, general and administrative	1,191,915	1,060,352	3,182,949	3,014,035
Operating loss from continuing operations	(1,373,738)	(1,190,949)	(3,972,379)	(3,060,327)
Non operating income (expense)
Interest and financing costs	(223,608)	(83,259)	(608,367)	(216,464)
Interest - discount on contingent convertible promissory notes - warrants	—	—	(906,874)	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	(649,813)	—
Interest income	33,248	10,935	112,061	33,094
Warrant extension expense	—	(454,253)	—	(454,253)
Revaluation of warrants	5,890	153,658	207,211	5,955,900
Other, net	105,512	(33,632)	13,400	(139,037)
Non operating (expense) income, net	(78,958)	(406,551)	(1,832,382)	5,179,240
Net (loss) income	(1,452,696)	(1,597,500)	(5,804,761)	2,118,913
10% Convertible Preferred dividends	(339,600)	(290,688)	(959,128)	(841,099)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	—	—	(394,631)
Series D Convertible Preferred stock beneficial conversion feature	(293,746)	—	(1,550,924)	—
Net (loss) income available to Common stockholders	$(2,086,042)	$(1,888,188)	$(8,314,813)	$883,183

Net (loss) income per share – basic and diluted	$(0.02)	$(0.03)	$(0.10)	$0.04
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.02)
Net loss per Common Share - Series B 10% Convertible Preferred Stock beneficial conversion feature	—	—	—	(0.01)
Net loss per Common Share - Series D Convertible Preferred Stock beneficial conversion feature	$—	$—	$(0.03)	$—
Net (loss) income attributable to Common stockholders per share – basic and diluted	$(0.03)	$(0.04)	$(0.14)	$0.01

Weighted average shares outstanding:
Basic	60,125,301	51,817,855	57,689,136	51,254,261
Diluted	60,125,301	51,817,855	57,689,136	51,254,261

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2016
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2015	1,138	$1,138	55,287,349	$552,874	$62,497,398	$(63,277,627)	$(226,217)
Compensation expense associated with stock options	—	—	—	—	130,710	—	130,710
Warrants issued for services rendered	—	—	—	—	38,912	—	38,912
Common stock issued for expenses			455,270	4,553	41,974	—	46,527
Common stock issued for related party note payment	—	—	1,209,857	12,098	157,281		169,379
Issuance of Series C Convertible Preferred stock, net of fees	257	257	—	—	2,569,258	—	2,569,515
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	—	—	649,813	—	649,813
Interest - discount on contingent convertible promissory notes - warrants	—	—	—	—	906,874	—	906,874
Sale of Series D Convertible Preferred stock unit:
Sale of Series D Convertible Preferred stock, net of fees	22	22	—	—	2,150,575	—	2,150,597
Series D Convertible Preferred stock beneficial conversion feature	—	—	—	—	1,550,924	(1,550,924)	—
Common stock issued for 10% Convertible Preferred stock dividend	—	—	7,140,654	71,407	866,306	(852,001)	85,712
Preferred stock dividends accrued but not paid	—	—	—	—	—	(107,127)	(107,127)
Net loss for the nine months ended June 30, 2016	—	—	—	—	—	(5,804,761)	(5,804,761)
Balance, June 30, 2016	1,417	$1,417	64,093,130	$640,932	$71,560,025	$(71,592,440)	$609,934

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(5,804,761)	$2,118,913
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Revaluation of warrants	(207,211)	(5,955,900)
Warrant extension expense	—	454,253
Interest - discount on contingent convertible promissory notes - warrants	906,874	—
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	649,813	—
Inventory valuation allowance	23,796	—
Shares issued in lieu of wages	46,527	—
Loss on disposal of property and equipment	11,004	19,448
Depreciation expense	297,820	221,608
Amortization of warrants issued for services	6,180	—
Amortization of deferred financing costs	35,811	6,810
Stock compensation expense	130,710	20,049
Provision for bad debts	56,696	11,867
Amortization of software costs	544,727	443,269
Amortization of long term contracts	60,000	37,500
Amortization of purchased technology	37,500	37,500
Increase in assets:
Accounts receivable	465,009	1,142,841
Inventory	11,375	39,325
Prepaid and other current assets	(48,037)	93,227
Other assets	(32,923)	(30,402)
Decrease in liabilities:
Accounts payable	(594,395)	(363,422)
Accrued expenses	828,022	(135,612)
Net cash used in operating activities	(2,575,463)	(1,838,726)
Cash flows from investing activities:
Proceeds from sale of property and equipment	38,000	3,500
Payments to acquire note receivable	—	(737,190)
Note receivable, related party	50,000	—
Purchase of property and equipment	(181,742)	(174,197)
Software development costs	(187,241)	(367,959)
Net cash used in investing activities	(280,983)	(1,275,846)
Cash flows from financing activities:
Proceeds from sales of Series D Convertible Preferred stock, net of fees	2,150,597	—
Proceeds from contingent convertible promissory notes	—	2,475,000
Proceeds from line of credit	200,000	500,000
Repayment of notes payable	(519,602)	(225,827)
Proceeds from notes payable, related party	1,140,000	—
Repayment of notes payable, related party	(56,937)	(198,500)
Proceeds from sale of Series B, 10% Convertible Preferred stock, net of fees	—	1,948,119
Payment of cash dividend on 10% Convertible Preferred stock	—	(433,392)
Net cash provided by financing activities	2,914,058	4,065,400
Net increase in cash and cash equivalents	57,612	950,828
Cash and cash equivalents at beginning of year	67,162	126,420
Cash and cash equivalents at end of period	$124,774	$1,077,248

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$468,482	$193,147

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	2,569,515	—
Refinancing of note payable	—	2,567,000
Reclassification into additional paid in capital due to waived down-round provision right	—	1,193,846
Beneficial conversion feature attributable to issuance of Series B Convertible Preferred stock	—	394,631
Shares issued for preferred stock dividend	231,331	405,564
Shares issued in lieu of expenses	—	18,049
Equipment received in lieu of payment on note receivable	190,000	—
Shares issued for principal and interest on related party note	169,379	—
Refinancing of related party note	—	150,000
Dividends included in accrued expenses	107,127	2,143
Capitalized interest included in construction in progress	68,480	—
Insurance premiums financed with short-term debt	97,547	101,656
Warrants issued	38,912	694,632
Fixed assets included in accounts payable	30,085	—
Software development costs included in accounts payable	13,300	34,668
Bank fees financed with long-term debt	—	30,000

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
As of July 31, 2016, we have an industry-leading 497 overall approvals from the Environmental Protection Agency ("EPA") including 41 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 3 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life ("IUL") designation.  We received State of California Air Resources Board ("CARB") Executive Order (“E.O.”) Certifications for specific Volvo/Mack D-13/MP8 and Cummins ISX engine models within the 2010-2012 model years for the heavy-duty diesel engine family ranging from 375HP to 600HP.
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
Recent low oil prices have impacted both the number of potential well sites as well as the price we are paid for the resulting NGLs, prompting us to idle our flare recovery systems pending improvement in both metrics. As a result, operations from our Natural Gas Liquids Division were not significant during the nine months ended June 30, 2016. We have restructured and reduced our near term Trident obligations in anticipation of this potential idling of the units to conserve resources. We have seen an increase in requests for service quotes in the past quarter as oil prices have improved, with the weighted average NGL component pricing up approximately 42% from their January 2016 lows.
Liquidity and Management's Plans
As of June 30, 2016, we had $434,894 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $2,617,097. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the fourth quarter of fiscal 2016. In order to ensure the future viability of American Power Group beyond that point, management has implemented or is in the process of implementing the following actions:
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
B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016, which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option starting June 30, 2016 of taking these payments in shares of our Common Stock which would again positively impact our cash flow position going forward. As of June 30, 2016 one member did agree to accept shares of Common Stock for approximately $169,000 of past due amounts. (See Note 11)
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September

30, 2015, until such time as the Board of Directors determines that we possess funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. During the nine months ended June 30, 2016, Preferred Stock holders agreed to accept 7,140,654 shares of our Common Stock valued at $937,713 in lieu of cash for dividends representing approximately 98% of dividends due and payable during the period.
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
D.     Iowa State Bank Working Capital Line of Credit and Potential Restructuring Discussions
Iowa State Bank has agreed to extend our working capital line of credit from April 15, 2016 to April 15, 2017. In addition, we are currently in advanced discussions with Iowa State Bank regarding a potential restructuring of our obligations due the bank which could positively impact our financial condition and cash flows on a go forward basis. In conjunction with these discussions, Iowa State Bank has agreed to allow us to defer all interest and principal payments due starting in May 2016 pending completion of these discussions. (See Note 10). There can be no assurance that such restructuring will ultimately happen or if it does, on favorable terms.
E.     10% Notes Payable Related Party and $1.5 million Private Placement
During the three months ended June 30, 2016, an entity affiliated with one of our Directors loaned us $640,000, in aggregate under several unsecured promissory notes, bearing interest at 10% which were due July 31, 2016 but subsequently converted all principal and unpaid interest into our July 5, 2016 private placement described below. During July 2016, an entity affiliated with another Director loaned us $200,000, in aggregate under the same terms with maturities ranging from July 31, 2016 to September 30, 2016. In July 2016, the entity converted $100,000 due July 31, 2016 along with unpaid interest into the July 5, 2016 private placement noted below.
On July 5, 2016, our Board of Directors approved a $1.5 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock. As of August 22, 2016, we have sold units totaling approximately $1,195,000 to a group of accredited investors including a Director and two entities affiliated with two other Directors who agreed to convert $744,911 due under certain notes payable described above. As a result, we have issued approximately 8,087,000 shares of Common Stock at prices ranging from $.14 to $.17 per share and warrants to purchase the same number of shares of Common Stock at exercise prices ranging from $.14 to $.17.
2.     Basis of Presentation
The consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying interim financial statements at June 30, 2016 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2015 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2015 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2016 and the operating results for the interim periods ended June 30, 2016 and 2015 have been included.
3.     Recently Issued Accounting Pronouncements
Going Concern. In August 2014, the FASB issued Accounting Standard Update No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15), which amends FASB Accounting Standards Codification 205 “Presentation of Financial Statements.” This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

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
4.     Certificates of Deposit
All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price which approximates fair value. As of June 30, 2016 and September 30, 2015, respectively, we have pledged a $310,120 and $309,984 certificate of deposit as collateral for outstanding loans with Iowa State Bank.
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
On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5.0% penalty for late payment. In October 2015, Trident repaid $240,000, of the outstanding principal balance including $50,000 in cash and equipment valued at $190,000. As of June 30, 2016, the outstanding unpaid principal balance was $497,190 and accrued but unpaid interest and late fees were approximately $90,041. As of August 22, 2016 Trident has made no additional payments. We are evaluating our alternatives but believe the value of the collateral pledged by Trident equals or exceeds the balance due and therefore believe no reserve for uncollectiblity is necessary as of June 30, 2016.
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
M&R is not required to make any payments under the note until such time as we begin to make royalty payments under our technology license (see Note 7) and at that time, the aggregate principal amount due under the note is to be paid in eight equal quarterly payments plus interest. Those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of June 30, 2016. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.
6.    Inventory
Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of June 30, 2016 and September 30, 2015, we recorded an inventory valuation allowance of $217,433 and $193,637.
All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2016	September 30, 2015
Raw materials	$410,912	$514,041
Work in progress	34,679	25,784
Finished goods	60,232	1,169
Total inventory	$505,823	$540,994
7. Intangible Assets
Intangible assets consist of the following:

	June 30, 2016	September 30, 2015
Long term contracts, net	$426,667	$486,667
Purchased technology, net	154,167	191,667
Software development costs, net	2,653,890	2,998,076
Total intangible assets	$3,234,724	$3,676,410
We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.
In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement for the three months and nine months ended June 30, 2016, respectively was $7,500 and $22,500. There was $0 amortization for the three months and nine months ended June 30, 2015. Accumulated amortization was $27,500 at June 30, 2016 and $5,000 at September 30, 2015.
In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 and $75,000 for the three months and nine months ended June 30, 2016 and 2015, respectively. Accumulated amortization was $691,667 at June 30, 2016 and $616,667 at September 30, 2015.
The monthly royalty due under the technology license agreement is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months and nine months ended June 30, 2016 and 2015, we incurred $0 royalties to M&R.
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
As of June 30, 2016, we have capitalized $4,575,789 of software development costs associated with our OUL ($1,917,220) and IUL ($2,658,569) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months and nine months ended June 30, 2016 and 2015 were $183,427 and $544,727, and $161,055 and $443,269, respectively. Accumulated amortization was $1,921,899 at June 30, 2016 and $1,377,172 at September 30, 2015.
 Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending June 30:	Contracts	Contracts	Technology	Software Development	Total
2017	$30,000	$50,000	$50,000	$749,565	$879,565
2018	30,000	50,000	50,000	625,521	755,521
2019	30,000	50,000	50,000	408,185	538,185
2020	30,000	4,167	4,167	336,000	374,334
2021	30,000	—	—	313,640	343,640
2022 and thereafter	122,500	—	—	220,979	343,479
	$272,500	$154,167	$154,167	$2,653,890	$3,234,724
8.   Property, Plant and Equipment
Property, plant and equipment consist of the following:

	June 30, 2016	September 30, 2015	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,257,681	3,342,202	3 - 10 years
Construction in progress	1,902,654	1,436,908
Less accumulated depreciation	(1,424,886)	(1,167,144)
	$3,862,536	$3,739,053
9.    Product Warranty Costs
We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve remained approximately the same during the nine months ended June 30, 2016. Warranty accrual is included in accrued expenses.
The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Nine Months Ended	Twelve Months Ended
	June 30, 2016	September 30, 2015
Warranty accrual at the beginning of the period	$167,180	$221,562
Charged to costs and expenses relating to new sales	40,679	70,426
Costs of product warranty claims	(29,459)	(124,808)
Warranty accrual at the end of period	$178,400	$167,180
10.     Notes Payable/Credit Facilities
The following summarizes our notes payable as of June 30, 2016 and September 30, 2015.

	June 30, 2016	September 30, 2015	Due Date	Interest Rate
Iowa State Bank, line of credit	$500,000	$500,000	April 15, 2017	8%
Iowa State Bank, notes payable	2,334,052	2,541,414	October 15, 2021	8%
Other unsecured term notes payable	29,622	44,315	February 27, 2017	3.54%
	2,863,674	3,085,729
Less current portion	(876,110)	(880,698)
Notes payable, non-current portion	$1,987,564	$2,205,031
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
All borrowings under the term loan and the line of credit bear interest at a rate equal to the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks (known as The Wall Street Journal U.S. Prime Rate) plus 4.0%, with a minimum interest rate of 8.0% per annum. Our obligations due Iowa State Bank continue to be secured by the grant of a first priority security interest in all of our assets including a $310,120 certificate of deposit. In addition, under the terms of a stock transfer agreement, should we fail to make any payment when due, we have agreed to issue Iowa State Bank that number of shares of common stock which is equal in value to the past due amount. For purposes of determining the number of shares of common stock to be issued under the stock transfer agreement, the value of our common stock will be deemed to be the closing price of the common stock on the date of such default. In no event, however, will we be obligated to issue more than 2,000,000 shares of the common stock under the stock transfer agreement. In addition, one director and two officers have each pledged 500,000 shares of our common stock owned by them in the aggregate, as additional collateral to Iowa State Bank. The credit facility also requires us to meet certain monthly loan covenants. As of June 30, 2016, we were not in compliance with our working capital covenant but Iowa State Bank agreed to waive the default.
We are currently in advanced discussions with Iowa State Bank regarding a potential restructuring of our obligations due the bank which could positively impact our financial condition and cash flows on a go forward basis. In conjunction with these discussions, Iowa State Bank has agreed to defer all interest and principal payments due under our term loan and working capital line starting in May 2016 pending completion of these discussions.  At June 30, 2016, the total deferred payments of principal and interest were approximately $57,000. We believe that ASC 470-60, "Troubled Debt Restructurings by Debtors" may apply if we are successful in our restructuring efforts and will evaluate the impact that this guidance will have on our results of operations, cash flows and financial position.There can be no assurance that such restructuring will ultimately happen or if it does, on favorable terms.

11.   Notes Payable, Related Parties

	June 30, 2016	September 30, 2015	Due Date	Interest Rate
Term Note Payable, Trident Resources, LLC	$1,716,500	$1,716,500	Varying maturity dates	6%
Term Note Payable, WPU Leasing, LLC	1,759,199	1,385,843	Varying maturity dates	22.2%
Related Party Promissory Note	640,000	—	July 31, 2016	10%
Officer's Promissory Note	50,000	50,000	September 30, 2016	8%
Contingent Convertible Notes Payable	—	2,475,000	October 21, 2015	10%
	4,165,699	5,627,343
Less current portion	(1,432,865)	(2,861,083)
Notes payable, non-current portion	$2,732,834	$2,766,260
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
Financing Agreement - WPU Leasing, LLC
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
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing has the option, starting as June 30, 2016, of taking deferred and current payments in shares of our Common Stock (based on the 20 day volume weighted average price prior to conversion) which would again positively impact our cash flow position going forward. At June 30, 2016, a member of WPU Leasing, LLC which is affiliated with one of our Directors agreed to accept 1,209,857 shares of common stock (valued at $.14 per share) in lieu of cash for deferred principal and interest payments due as of June 30, 2016 of $169,379.
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
Related Party Promissory Note
During the three months ended June 30, 2016, an entity affiliated with one of our Directors loaned us $640,000, in aggregate under several unsecured promissory notes, bearing interest at 10% and which were July 31, 2016. On July 11, 2016, the entity agreed to convert the entire principal balance plus accrued interest of $4,661 into a private placement of Common Stock and warrants. (See Note 17).
During July 2016, an entity affiliated with another Director loaned us $200,000, in aggregate under the same terms with maturities ranging from July 31, 2016 to September 30, 2016. On July 11, 2016, the entity agreed to convert $100,000 of principal balance plus accrued interest of $250 into a private placement of Common Stock and warrants.
Officer's Promissory Note
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
We determined the discount on the contingent convertible promissory note to be $1,556,687 of which $906,874 was allocable to the warrants and $649,813 was allocable to the intrinsic value of the conversion feature. The discount was recorded as paid-in-capital and as non-cash financing expense on the date of the conversion and is included in the results for the nine months ended June 30, 2016.
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
In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1, 2016. As a result, we recorded other income of $90,000 during the three months ended June 30, 2016 associated with the reduced net present value of the 36 months maximum obligations due under the new monthly rate.
Employment Agreements:
On April 1, 2016, we gave notice of non-renewal of our Chairman’s employment agreement. Upon the termination of that agreement on April 1, 2017, he will become an employee at will. Our Chairman has agreed to reduce his cash salary by 50% commencing April 1, 2016 and accepted 355,258 unregistered shares of our Common Stock for the remaining balance of his salary, net of taxes. In addition, previously granted stock options to purchase 850,000 shares of Common Stock were terminated and he was granted the following stock options under the 2016 Stock Option Plan: (i) immediately exercisable options to purchase up to 250,000 shares of the our Common Stock; (ii) options to purchase up to 600,000 shares of our Common Stock which vest in equal annual installments on October 1st commencing with October 1, 2016. The options have an exercise price equal to the fair market value of the common stock as of the date of grant and have a term of 10 years from date of grant. (See Note 15)
On April 25, 2016, we entered into new employment agreements with our CEO and CFO with an initial term ending October 1, 2017 and no changes to their current base salary or benefits. The employment agreements may be renewed by the Company for additional one year terms.
We terminated previously granted stock options to our CEO to purchase 590,000 shares of our Common Stock and he was granted the following stock options under the 2016 Stock Option Plan: (i) immediately exercisable options to purchase up to 900,000 shares of the our Common Stock; (ii) options to purchase up to 2.1 million shares of our Common Stock which vest equally over a 5 years term from date of grant and (iii) options to purchase up to 3,000,000 shares of our Common Stock, which options shall vest in four installments upon our CEO achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. All options were granted with an exercise price equal to the fair market value of the common stock as of the date of grant. (See Note 15)
In addition, we terminated previously granted stock options to our CFO to purchase 707,000 shares of our Common Stock and he was granted the following stock options under the 2016 Stock Option Plan: (i) immediately exercisable options to purchase up to 700,000 shares of the our Common Stock and (ii) options to purchase up to 500,000 shares of our Common Stock which vest equally over a 5 years term from date of grant and (iii) options to purchase up to 800,000 shares of our Common Stock, which options shall vest in four installments upon our CFO achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. All options were granted with an exercise price equal to the fair market value of the common stock as of the date of grant. (See Note 15)
13. Warrants to Purchase Common Stock
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
During the three and nine months ended June 30, 2016 and June 30, 2015, we recorded warrant valuation income of $5,890 and $207,211, and $153,658 and $5,955,900, respectively, associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $16,397 and $223,608 as of June 30, 2016 and September 30, 2015, respectively.
The warrant liabilities were valued at June 30, 2016, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
Warrants	Private Placement 1		Private Placement 2		Private Placement 3
	June 30 2016	September 30 2015	June 30 2016	September 30 2015	June 30 2016	September 30 2015
Closing price per share of common stock	$0.12	$0.29	$0.12	$0.29	$0.12	$0.29
Exercise price per share	0.50	0.50	0.50	$0.50	0.50	0.50
Expected volatility	71.0%	64.0%	71.0%	64.0%	71.0%	64.0%
Risk-free interest rate	0.5%	0.6%	0.6%	.01%	1.0%	1.6%
Dividend yield	—	—	—	—	—	—
Remaining expected term of underlying securities (years)	1.3	2	2.3	3	3.8	4.6
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787	5,000,000	5,000,000
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917	—	—
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
We have classified certain warrants related to the 10% Convertible Preferred Stock private placements noted in Note 13 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection.
The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2015 and June 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Warrant liability	$223,608	$—	$—	$223,608

June 30, 2016
Warrant liability	$16,397	$—	$—	$16,397
Level 3 Valuation
The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2016.

Warrant Liability
Level 3
Balance at September 30, 2015	$223,608
Revaluation of warrants recognized in earnings	(207,211)
Balance at June 30, 2016	$16,397
15.  Stockholders’ Equity
Authorized Shares
On October 21, 2015, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150 million to 200 million shares and on May 13, 2016 approved an additional increase to 350 million shares.
Common Shares
During the nine months ended June 30, 2016, an officer agreed to accept 100,012 shares of our Common Stock valued at $11,000 in lieu of vacation pay due him and our Chairman accepted to accept 355,258 shares of our Common Stock for a portion of his annual salary, net of taxes (valued at $35,525).

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
The warrants are subject to certain exercise restrictions, do not contain cashless exercise provisions and do not contain anti-dilution protections. The warrants may be exercised at any time with respect to not more than 22,000,000 shares of Common Stock until such time as the Company has filed a certificate of amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 shares. On May 13, 2016, our shareholders approved the increase in authorized shares and we filed the amendment shortly thereafter. If the holders of a majority of the Series D Convertible Preferred Stock (measured with reference to the number of shares of Common Stock issuable from time to time upon the exercise of all New Warrants) exercise their respective Series D warrants in whole or part, the holders of all Series D warrants are required to exercise a pro rata portion of their Series D warrants. All of the warrants previously issued to each investor in this financing were amended to provide that the investor may not exercise those warrants until the investor exercises the new warrants for cash.
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
We determined the relative fair value of the Series D Convertible Preferred Stock to be $894,925, the relative fair value of the investor warrants to be $1,087,333 and the relative fair value of change in exercise price of the approximate 21 million previously issued warrants to be $217,742. The fair value of the investor warrants and the repriced warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet as part of stockholder’s equity. We determined a beneficial conversion feature of $1,550,924 based on the intrinsic value of the shares of common stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” with $1,257,178 recorded as a charge to retained earnings during the three months ended March 31, 2016 and the balance of $293,746 was recorded as a charge to retained earnings upon during the three months ended June 30, 2016 after shareholder approval of the increase in authorized shares at the May 13, 2016 Annual Meeting.
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

During the nine months ended June 30, 2016, we recorded Preferred Stock dividends of $959,128, of which $107,127 remains in accrued dividends. Certain stockholders agreed to accept 7,140,654 shares of Common Stock (valued at $937,713) in lieu of cash dividend payments of $324,854 due for the current quarter and $612,859 due for previous quarters.
During the nine months ended June 30, 2015, we recorded Preferred Stock dividends of $841,099, of which $435,535 was paid in cash. Certain stockholders agreed to accept 1,844,243 shares of Common Stock (valued at $405,564) in lieu of cash dividend payments.
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
During the three months ended June 30, 2016, we terminated previously granted stock options to our Chairman, CEO and CFO to purchase 2,147,000 shares, in aggregate of our Common Stock at exercise prices ranging from $.23 to $.80 per share and granted the following aggregate stock options under the 2016 Stock Option Plan at prices ranging from $.10 to $.12 representing the closing stock price on the date of grant: (i) immediately exercisable options to purchase up to 1.85 million shares of the our Common Stock; (ii) options to purchase up to 2.6 million shares of our Common Stock which vest equally over a 5 years term from date of grant; (iii) options to purchase up to 600,000 shares of our Common Stock which vest equally over a 4 years term commencing October 1, 2016 and (iv) options to purchase up to 3.8 million shares of our Common Stock, which options shall vest in four installments upon our CEO and CFO achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. All options were granted with an exercise price equal to the fair market value of the common stock as of the date of grant.
The fair value of the options at the date of grant in aggregate was $$302,095, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately ranging from 1.2% to 1.5%; expected volatility based on historical trading information of approximately 70% and expected term of 5 years.
We determined that 1.85 million of the newly granted options were deemed to be modifications to the existing options that were terminated in conjunction with the new grant. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the new options and of the existing options and $61,970 of the $241,132 overall fair value was recognized in the income statement as stock option expense during the three months ended June 30, 2016. The balance will be amortized over the remaining vesting term of the options.
Amortization of stock compensation expense was $90,399 and $130,710, and $5,444 and $20,049 for the three and nine months ended June 30, 2016 and 2015, respectively. Our Board of Directors agreed to extend the exercise period from 3 months to 18 months on options to purchase 340,000 shares of our Common Stock owned by a former director who resigned on October 1, 2015. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the extended terms and of the existing terms of $15,793 is included in the stock compensation expense for the nine months ended June 30, 2016.
    The unamortized compensation expense at June 30, 2016 was $319,710 and will be amortized over a weighted average remaining life of approximately4.21 years years.
16. Segment Information
We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.
Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three months and nine months ending June 30, 2016 and June 30, 2015.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended June 30, 2016
Net sales	$524,194	$—	$—	$524,194
Amortization	208,427	7,500	94,587	310,514
Depreciation	52,929	43,325	—	96,254
Operating loss from continuing operations	(743,359)	(172,014)	(458,365)	(1,373,738)
Interest and financing costs	69,574	159,456	(5,422)	223,608
Total assets	5,915,658	3,219,641	1,102,958	10,238,257
Capital expenditures	—	30,085	—	30,085
Software development	47,586	—	—	47,586

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended June 30, 2015
Net sales	$555,662	$—	$—	$555,662
Amortization	186,055	—	5,444	191,499
Depreciation	74,759	—	—	74,759
Operating loss from continuing operations	(792,365)	—	(398,584)	(1,190,949)
Interest and financing costs	69,918	—	13,341	83,259
Total assets	6,679,967	—	2,211,185	8,891,152
Capital expenditures	93,485	—	—	93,485
Software development	104,974	—	—	104,974

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Nine Months Ended June 30, 2016
Net sales	$1,597,387	$29,983	$—	$1,627,370
Amortization	619,727	22,500	136,890	779,117
Depreciation	167,845	129,975	—	297,820
Operating loss from continuing operations	(2,192,791)	(610,524)	(1,169,064)	(3,972,379)
Interest and financing costs	216,499	395,689	(3,821)	608,367
Total assets	5,915,658	3,219,641	1,102,958	10,238,257
Capital expenditures	4,561	465,746	—	470,307
Software development	200,541	—	—	200,541

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Nine Months Ended June 30, 2015
Net sales	$2,086,027	$—	$—	$2,086,027
Amortization	518,269	—	20,049	538,318
Depreciation	221,608	—	—	221,608
Operating loss from continuing operations	(2,012,797)	—	(1,047,530)	(3,060,327)
Interest and financing costs	215,213	—	1,251	216,464
Total assets	6,679,967	—	2,211,185	8,891,152
Capital expenditures	174,197	—	—	174,197
Software development	402,627	—	—	402,627
17. Subsequent Event
Private Placement of Common Stock and Warrants
On July 5, 2016, our Board of Directors approved a $1.5 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock. The purchase price of the common stock and exercise price of the warrant would equal the 20 day volume weighted average price preceding the receipt of each investor’s funds.
As of August 22, 2016, we have sold units totaling approximately $1,195,000 to a group of accredited investors including a Director and two entities affiliated with two other Directors who agreed to convert $744,911 (including $4,911 of interest) due under 10% Related Party notes. As a result, we have issued approximately 8,087,000 shares of Common Stock at prices ranging from $.14 to $.17 per share and warrants to purchase the same number of shares of Common Stock at exercise prices ranging from $.14 to $.17.
Board of Directors
On July 11, 2016 James Harger, Senior Advisor to the CEO of Clean Energy Fuels Corp. joined our Board of Directors replacing Jamie Weston as one of the Series D Majority holder's two Board designees.

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
Results of Operations
Three Months ended June 30, 2016 Compared to the Three Months ended June 30, 2015
Net sales for the three months ended June 30, 2016 decreased $31,468 or 6% to $524,194 as compared to net sales of $555,662 for the three months ended June 30, 2015. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to below the $50 per barrel range which has resulted in a steady decrease in diesel prices during the three months ended June 30, 2016. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the three months ended June 30, 2016 were approximately $56,928 which was $328,021 or 85% lower as compared to revenue of $384,949 for the three months ended June 30, 2015. The decrease was primarily due to the decline in active drilling rigs in the oil and gas industry.
Domestic vehicular revenues for the three months ended June 30, 2016 increased $264,053 or 383% to $333,015 as compared to revenues of $68,962 for the three months ended June 30, 2015. The increase was attributable to an increase in follow-on fleet sales for the quarter. International vehicular revenues for the three months ended June 30, 2016 increased $32,500 or 32% to $134,250 as compared to revenues of $101,750 for the three months ended June 30, 2015 which almost entirely related to one large order to our Dominican Republic distributor.
Revenue from the Trident NGL Services division was $0 for the three months ended June 30, 2016. There were no sales for the three months ended June 30, 2015 as we entered this business segment during the September 2015 quarter.
During the three months ended June 30, 2016 our gross loss was $181,823 or 35% of net sales as compared to a gross loss of $130,597 or 24% of net sales for the three months ended June 30, 2015. The increase in gross loss was primarily due to an increase in fixed overhead costs including capitalized software amortization and approximately $70,000 relating to our Trident NGL Services division which had no revenue during the quarter.
Selling, general and administrative expenses for the three months ended June 30, 2016 increased $131,563 or 12% to $1,191,915 as compared to $1,060,352 for the three months ended June 30, 2015. The increase is due to the added expenses associated with our Trident NGL services division.

During the three months ended June 30, 2016 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $5,890 as compared to $153,658 during the three months ended March 31, 2015.
During the three months ended June 30, 2016, interest and financing expense increased $140,349 or 169% to $223,608 as compared to $83,259 for the three months ended June 30, 2015, due to increased borrowings and interest rates for our Trident NGL Services division. During the three months ended June 30, 2016, we recorded other income of $90,000 associated with a reduction in the net present value of our lease settlement obligation.
Our net loss for the three months ended June 30, 2016 increased $144,804 or 9% to a net loss of $1,452,696 or $(0.02) per basic share as compared to a net loss of $(1,597,500) or $(0.03) per basic share for the three months ended June 30, 2015. The calculation of net loss per share available to Common shareholders for the three months ended June 30, 2016 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $339,600 and the Series D beneficial conversion feature of $293,746. The calculation of net income per share available for Common shareholders for the three months ended June 30, 2015 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $290,688.
Nine Months ended June 30, 2016 Compared to the Nine Months ended June 30, 2015
Net sales for the nine months ended June 30, 2016 decreased $458,657 or 22% to $1,627,370 as compared to net sales of $2,086,027 for the nine months ended June 30, 2015. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world the price of oil in the U.S. has dropped to below the $50 per barrel range which has resulted in a steady decrease in diesel prices during the nine months ended June 30, 2016. While natural gas prices at the pump have remained stable, the price spread between lower diesel prices and natural gas have tightened. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the recent decrease in oil/diesel pricing has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers in the near term due to the current tighter price spread between diesel and natural gas.
North American stationary revenues for the nine months ended June 30, 2016 were $418,314 which was $1,178,017 or 74% lower as compared to revenue of $1,596,331 for the nine months ended June 30, 2015. The decrease was primarily due to the decline in active drilling rigs in the oil and gas industry.
Domestic vehicular revenues for the nine months ended June 30, 2016 increased $744,460 or 472% to $902,204 as compared to revenues of $157,744 for the nine months ended June 30, 2015. The increase was attributable to an increase in new and follow-on fleet sales for the nine months. International vehicular revenues for the nine months ended June 30, 2016 decreased $55,082 or 17% to $276,868 as compared to revenues of $331,950 for the nine months ended June 30, 2015 which almost entirely related to one large order to our Dominican Republic distributor.
Revenues from the Trident NGL Services division were $29,983 for the nine months ended June 30, 2016. There were no sales for the nine months ended June 30, 2015 as we entered this business segment during the September 2015 quarter.
During the nine months ended June 30, 2016 our gross loss was $789,430 or 49% of net sales as compared to a gross loss of $46,292 or 2% of net sales for the nine months ended June 30, 2015. The increase in gross loss was primarily due to decreased revenues and increased fixed overhead costs including capitalized software amortization and approximately $367,000 relating to our Trident NGL Services division which had no revenue during the year.
Selling, general and administrative expenses for the nine months ended June 30, 2016 increased $168,914 or 6% to $3,182,949 as compared to $3,014,035 for the nine months ended June 30, 2015. The increase is due to the added expenses associated with our Trident NGL services division.
During the nine months ended June 30, 2016 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $207,211 as compared to $5,955,900 during the nine months ended June 30, 2015.
During the nine months ended June 30, 2016, interest and financing expense increased $391,903 or 181% to $608,367 as compared to $216,464 for the nine months ended June 30, 2015 due to increased borrowings and interest rates for our Trident NGL Services division. In addition, during the nine months ended June 30, 2016, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes and we recorded other income of $90,000 associated with a reduction in the net present value of our lease settlement obligation.
Our net loss for the nine months ended June 30, 2016 increased $7,923,674 or 374% to a net loss of $5,804,761 or $(0.10) per basic share as compared to a net income of $2,118,913 or $0.04 per basic share for the nine months ended June 30, 2015. The calculation of net loss per share available to Common shareholders for the nine months ended June 30, 2016 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $959,128 and the Series D beneficial conversion feature of $1,550,924. The calculation of net income per share available for Common shareholders for the nine months ended June 30, 2015 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $841,099 and a Series B beneficial conversion feature of $394,631.

Liquidity and Capital Resources
As of June 30, 2016, we had $434,894 in cash, cash equivalents and restricted certificates of deposit and a working capital deficit of $2,617,097. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.
Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2016 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the fourth quarter of fiscal 2016. In order to ensure the future viability of American Power Group beyond that point, management has implemented or is in the process of implementing the following actions:
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
B.      Deferment of WPU Leasing Payments and Cash Dividend Payments
In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding through December 1, 2016, which reduces our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing also has the option after June 30, 2016 of taking these payments in shares of our Common Stock which would again positively impact our cash flow position going forward. As of June 30, 2016 one member did agree to accept shares of Common Stock for approximately $169,000 of past due amounts. (See Note 11)
Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock and the Series B 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that we possess funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely. During the nine months ended June 30, 2016, Preferred Stock holders agreed to accept 7,140,654 shares of our Common Stock valued at $937,713 in lieu of cash for dividends representing approximately 98% of dividends due and payable during the period.
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
D.     Iowa State Bank Working Capital Line of Credit
Iowa State Bank has agreed to extend our working capital line of credit from April 15, 2016 to April 15, 2017. In addition, we are currently in advanced discussions with the bank regarding a potential restructuring of our obligations due the bank which could positively impact our financial condition and cash flows on a go forward basis. In conjunction with these discussions, Iowa State Bank has agreed to allow us to defer all interest and principal payments due starting in May 2016 pending completion of these discussions. There can be no assurance that such restructuring will ultimately happen or if it does, on favorable terms. (See Note 10)

E.     10% Notes Payable Related Party and $1.5 million Private Placement
During the three months ended June 30, 2016, an entity affiliated with one of our Directors loaned us $640,000, in aggregate under several unsecured promissory notes, bearing interest at 10% which were due July 31, 2016 but subsequently converted all principal and unpaid interest into our July 5, 2016 private placement described below . During July 2016, an entity affiliated with another Director loaned us $200,000, in aggregate under the same terms with maturities ranging from July 31, 2016 to September 30, 2016. In July 2016, the entity converted $100,000 due July 31,2016 along with unpaid interest into the July 5,2016 private placement noted below.
On July 5, 2016, our Board of Directors approved a $1.5 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock. As of August 22, 2016, we have sold units totaling approximately $1,195,000 to a group of accredited investors including a Director and two entities affiliated with two other Directors who agreed to convert $744,911 due under certain notes payable described above. As a result, we have issued approximately 8,087,000 shares of Common Stock at prices ranging from $.14 to $.17 per share and warrants to purchase the same number of shares of Common Stock at exercise prices ranging from $.14 to $.17.
The Condensed Consolidated Statement of Cash Flows reflect events for the nine months ended June 30, 2016 and 2015 as they affect our liquidity.
During the nine months ended June 30, 2016, net cash used in operating activities was $2,575,463. Our net loss for the nine months ended June 30, 2016 was $5,804,761, inclusive of $207,211 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $465,009 of accounts receivable and $1,250,771 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options. During the nine months ended June 30, 2015, net cash used in operating activities was $1,838,726. Our net income for the nine months ended June 30, 2015 was $2,118,913, inclusive of $5,955,900 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $798,051 consisting of depreciation, amortization, warrants, bad debt provision and compensation expense associated with stock options and was offset by a decrease of $499,034 in accounts payable and accrued expenses.
     Net cash used in investing activities was $280,983 for the nine months ended June 30, 2016, reflecting primarily the capitalization of $187,241 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $181,742 for property, plant and equipment. Net cash used in investing activities was $1,275,846 for the nine months ended June 30, 2015, reflecting the capitalization of $367,959 of costs associated with our dual fuel electronic control unit engine family software applications, the purchase of $174,197 of property, plant and equipment and the issuance of a note receivable for $737,190.
Net cash provided by financing activities was $2,914,058 during the nine months ended June 30, 2016, reflecting the net proceeds of $2,150,597 from the sale of our Series D Preferred Stock, $200,000 from our working capital line of credit with Iowa State Bank and $1,140,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $576,539. Net cash provided by financing activities was $4,065,400 during the nine months ended June 30, 2015, reflecting the net proceeds of $1,948,119 from the sale of our Series B Preferred Stock and warrants, $500,000 advanced under our working capital line and $2,475,000 received in contingent convertible promissory notes payable. Payments made on notes payable totaled $424,327 and we paid dividends to holders of our preferred stock of $433,392.
Effects of Inflation and Changing Prices
We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were unaffected by interest rate changes during the three months ended June 30, 2016, because our only floating rate debt is with Iowa State Bank and at WSJ prime plus 4% (7.25%), which was below the stated minimum rate of 8%.
Environmental Liability
There are no known material environmental violations or assessments.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not required pursuant to Item 305(e) of Regulation S-K.
Item 4.     Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934) as of June 30, 2016. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
None
Item 1A.   Risk Factors
There have been no material changes from the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, we issued 2,669,363 shares of Common Stock to certain holders of our Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
During the three months ended June 30, 2016, we issued 355,258 shares of Common Stock to an officer in lieu of payment of $35,525 due him for wages. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
On June 30, 2016, we issued 1,209,857 shares of Common Stock to a third party in lieu of cash payment for certain principal and interest amounts due under secured notes payable. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities
None
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits
The following exhibits are filed with this document:

Exhibit No.		Description
3 (1) †	-	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
10.1 (1)	-	Unsecured Promissory Note dated May 31, 2016, in the principal amount of $120,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.2 (1)	-	Unsecured Promissory Note dated June 6, 2016, in the principal amount of $120,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.3 (1)	-	Unsecured Promissory Note dated June 17, 2016, in the principal amount of $300,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.4 (1)	-	Unsecured Promissory Note dated June 30, 2016, in the principal amount of $100,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.5 (2)	-	Promissory Note, between American Power Group, Inc. and Iowa State Bank, dated as of April 15, 2016
10.6 (3)	-	2016 Stock Option Plan
10.7 (4)	-	Employment Agreement by and between American Power Group Corporation and Lyle E. Jensen dated April 25, 2016
10.8 (4)	-	Employment Agreement by and between American Power Group Corporation and Charles E. Coppa dated April 25, 2016
10.9 (5)
Amendment No. 5 dated April 26, 2016 to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa.

10.10 (6)	-	Amended and Restated Voting Agreement dated January 8, 2016, among American Power Group Corporation and the investors named therein.
31.1 (1)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (7)	-	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (7)	-	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (8)	-	XBRL Taxonomy Extension Schema Document
101.CAL (8)	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (8)	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (8)	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (8)	-	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

(1)	Filed herewith.

(2)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed April 20, 2016, and incorporated herein by reference.

(3)	Filed as an Appendix to American Power Group Corporation’s Definitive Proxy Statement filed April 13, 2016 and incorporated herein by reference.

(4)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed April 28, 2016, and incorporated herein by reference.

(5)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed May 2, 2016, and incorporated herein by reference.

(6)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed July 11, 2016, and incorporated herein by reference.

(7)
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

(8)
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
Dated: August 22, 2016