Form 10-K
period 2016-09-30
AMERICAN POWER GROUP Corp
filed 2017-01-17
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2016, the last business day of the registrant’s most recent completed second quarter, was approximately $6,223,000.

As of January 10, 2017 there were 76,787,016 shares of the registrant’s Common Stock outstanding.

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

During the period of July to September 2016, entities related to two Directors loaned us $840,000 under short term 10% promissory notes. These notes were subsequently converted into a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of Common Stock.

On September 14, 2016, we entered into a new $3 million term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under prior loan agreements. Two of our Directors each guaranteed, severally and not jointly, to guaranty the payment of up to $1,750,000 of the Iowa State obligations.

In December 2016, our Board approved a non-binding term sheet with entities related to two of our Directors and an existing shareholder to raise up to $3 million in new capital. Under this term sheet, we expect that the investors and two officers will loan us $2.38 million in January 2017 under 10% convertible promissory notes. These notes would be automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000, into shares of a new proposed Series E 12.5% Convertible Preferred Stock. Upon conversion of the notes, we will issue each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares of Common Stock into which their Series E Preferred Stock is convertible. Concurrent with the closing of these loans, Neil Braverman, a Director, is expected to become Chairman of the Board of Directors, replacing Maurice Needham who will remain as a Director.

In connection with the proposed financing, WPU Leasing is expected to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments, but no later than such time as we are EBITDA positive for two consecutive quarters. In addition, WPU Leasing is expected to amend its notes, retroactive to December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision.

There can be no assurance that the financing and other transactions contemplated by the non-binding term sheet will be completed.

As of January 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

Products and Services

Dual Fuel Technology - American Power Group, Inc.

Our patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

●	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);

●	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or

●	100% diesel.

Our proprietary technology seamlessly displaces up to 70% (average displacement ranges from 40% to 65%) of the normal diesel fuel consumption with various forms of natural gas. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.

By displacing highly polluting diesel fuel with less expensive, abundant and cleaner burning natural gas, a user can:

●	Reduce fuel and operating costs by 5% to 15%;

●	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

●	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.

Primary end market applications include both primary and back-up diesel generators as well as mid- to heavy-duty vehicular diesel engines.

Wellhead Gas Flare Capture and Recovery Services - Trident NGL Services, a division of American Power Group, Inc.

In August 2015, we entered the flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby we exclusively licensed their proprietary existing and next generation Natural Gas Liquids (“NGL”) compression/refrigeration process. Many areas in North America are facing significant federal and state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies. When oil is extracted from shale, a mixture of hydrocarbon gases (methane, ethane, propane, butane, pentane and other heavy gases) reach the surface at each well site. These gases are either gathered in low-pressure pipelines for downstream NGL and methane extraction by large mid-stream processing companies or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites).

We provide flare capture and recovery services to the oil and gas production operators who need to meet their mandated flare gas capture limits by processing their previously flared gas for an agreed upon processing fee. We are able to sell a portion of the NGL being processed by us as fuel, emulsifiers/dilutants or as feed stock to be further processed by refiners. The majority of the remaining associated gas is comprised of methane which is currently not sold but, if further processed, can produce pipeline grade natural gas for use in stationary and vehicular engines utilizing APG’s Fueled By Flare™ dual fuel solution.

During the twelve months ended September 30, 2016, operations from our Natural Gas Liquids Division were not significant.

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

The modular flare gas capture and recovery equipment is purchased from well known equipment suppliers as off-the-shelf components and assembled into modular units by our suppliers. We believe these suppliers are able to support the scalability of our business but, management is currently identifying multiple potential sources for critical components to reduce the likelihood that supply issues could negatively impact our business.

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

The United States Environmental Agency estimates there are 20 million diesel engines operating in the U.S., with an estimated 13 million used in vehicular applications and 7 million used in stationary generator applications. Today our primary vehicular market is the estimated 2 million + Class 8 heavy-duty vehicles operating in North America. We believe the number of available international stationary and vehicular diesel engines is significantly higher than the U.S. market.

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

Sales and Marketing

Our dual fuel conversion operations address the alternative fuel market in three distinct segments: (1) North American stationary, (2) North American vehicular and (3) International. To address these markets, we have put in place a sales organization consisting of direct sales, exclusive dealers/certified installers, non-exclusive dealer/installer agreements, sales representatives, and in-country international distributors, which in most instances are large, well-known companies. We also have co-marketing relationships with numerous national and regional CNG and LNG fuel suppliers which we believe encompasses a cumulative group of over 90 additional sales team members who we are currently working with to market our dual fuel solution as a cost effective way of consuming their natural gas products. We currently have twenty seven domestic dealers/certified installers, and exclusive distributors in five countries that market and distribute our products.

In November 2016, we announced the expansion of our existing dealer/installer network and to include a multi-year dealer/installer agreement with Rush Truck Centers which will initially cover fourteen states (AL, CA, CO, FL, GA, IL, IN, MO, NC, OH, OK, TN, TX, and VA).

Our flare gas capture and recovery sales organization is currently being reorganized to include direct, as well as commissioned sales individuals.

Competition

Under certain conditions it is not cost effective or technologically feasible to convert a diesel engine to operate either entirely or partially on an alternative fuel. Emission standards sometimes dictate the use of highly sophisticated technology that sometimes cannot be easily retrofitted onto an engine and/or is cost prohibitive. In those situations, we offer customers a cost effective solution which can be used in heavy-duty trucks, generators and other stationary industrial engines. As described above, our patented dual fuel conversion system is an external fuel delivery enhancement system that requires no engine modifications and can run on a combination of diesel fuel and natural gas or only diesel fuel, depending on the circumstances.

The primary natural gas alternative fuel solutions available to existing heavy-duty diesel engine operators are:

●	Dedicated Natural Gas Engines - 100% dedicated natural gas burning engines. This is usually a more expensive solution and available in new OEM and aftermarket completely rebuilt engines.

●	Invasive Retrofits - an existing diesel engine can be converted to operate on a combination of diesel and an acceptable form of natural gas. The invasive solution tends to be a higher priced solution than non-invasive solutions because of the need for additional custom designed natural gas fuel injectors.

●	Non-Invasive Retrofits - are solutions, such as ours, where no major changes to the existing diesel engine are required and we do not use costly custom designed natural gas fuel injectors to operate the engine on dual fuel. With our 503 EPA engine family approvals, we are the industry leader in non-invasive dual fuel conversions.

Our solution uses software to manage the introduction of natural gas under negative pressure to the engine’s turbo charger air flow, thus eliminating the need for costly and maintenance-prone custom fuel injectors and therefore making our solution more cost effective than others. In addition, we believe that our solution has a more universal design than other conversion technologies and therefore is applicable to a wider range of engine models and sizes than our competitors’ solutions currently are. Today, our primary focus is on addressing the installed base of existing diesel engines. We believe our dual fuel conversion technology upgrade is ideally suited for the large domestic and international installed base of both stationary and vehicular diesel engines, which is estimated to be in the millions of units.

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

As of January 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

Our flare capture and recovery business and operations are primarily governed by the various state and local rules, regulations and authorities. Our primary focus to-date has been in North Dakota where in September 2015, the North Dakota Industrial Commission established the following revised requirements for the capture of well site associated gases:

●	85% of associated gases need to be captured by November 1, 2016

●	88% of associated gases need to be captured by November 1, 2018

●	91% of associated gases need to be captured by January 1, 2020

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

Employees

As of September 30, 2016, we had 20 full time employees and no part-time employees. We are not a party to any collective bargaining agreements and consider the relationship with our employees to be satisfactory.

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

Risks Related to our Business

Our dual fuel conversion business has lost money in the last eight consecutive fiscal years and our flare gas capture and recovery business lost money since we established it in fiscal 2015. We will need additional working capital until we obtain profitability. If additional capital is not received, our business will materially and adversely be affected and we may fail.

Since the July 2009 acquisition of American Power Group’s dual fuel conversion operations, we have invested over $18 million to obtain regulatory approvals of our dual fuel products and support dual fuel sales and marketing initiatives intended to promote our dual fuel conversion technology and establish a broader market presence worldwide. Despite these efforts our dual fuel business has incurred significant operating losses and experienced negative cash flow from operations. In addition, our new division, Trident NGL Services has not been profitable since we established it.

Our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability and generate improved performance. If we are unable to achieve and sustain profitability, our ability to maintain our current level of operations could be materially and adversely affected. There is no guarantee we will be able to achieve profitability.

We require additional funding to operate and grow our business, Such funding may not be available to us on favorable terms or at all. If we do not obtain funding, our business will be materially and adversely affected and we may fail. In addition, if we have to sell securities in order to obtain financing, the rights of our current holders may be adversely affected.

Substantial expenditures have been required and may be required in the future to enable us to obtain the necessary additional vehicular engine family approvals from the EPA to accelerate our ability to sell our vehicular dual fuel solution in the United States. In addition, we need additional capital to continue operations. Although our Board approved a non-binding term sheet with entities related to two of our Directors and an existing shareholder to raise up to $3 million in new capital, there can be no assurance that we will obtain sufficient capital on acceptable terms, if at all, or that we will generate revenues from operations. Failure to generate such operating revenues or obtain such capital would have a material adverse impact on our financial position, our results of operations and our ability to continue as a going concern. We may also seek funding for the manufacturing and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us if at all. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. The Series D Preferred Stock financing was highly dilutive to stockholders and imposed substantial liquidation preferences over our existing Preferred Stock and Common Stock. The Series E 12.5% Convertible Preferred Stock financing contemplated by the term sheet is also expected to be highly dilutive to stockholders and to impose substantial liquidation preferences over our existing Preferred Stock and Common Stock. Any additional equity financing may be further dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock and/or Preferred Stock.

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

During the fiscal year ended September 30, 2016, three dual fuel vehicular customers accounted for 59% of consolidated net sales. One of the customers is a domestic vehicular Dealer/Certified Installer that focuses specifically on rebuilding Class 8 “Glider” tractors. A Glider is a new tractor with rebuilt or remanufactured powertrain components and in some cases can weigh 1,000 pounds less than a new tractor, making it more cost effective to operate. The second customer is a vehicular Dealer/Certified Installer located in Mexico that focuses specifically on Class 8 tractor maintenance and repair opportunities. The third is an APG direct end customer. During the fiscal year ended September 30, 2015, one dual fuel vehicular customer accounted for 14% of consolidated net sales. This customer is a vehicular Dealer/Certified Installer that focuses specifically on Class 8 tractor maintenance and repair opportunities, but is not one of the three dual fuel customers identified above. We believe the loss of this direct end customer and the Dealer/Certified Installers would have a short term negative impact on our business.

During the fiscal year ended September 30, 2016, one oil and gas stationary customer accounted for 10% of consolidated net sales. The customer also accounted for 39% of consolidated net sales in fiscal year ended September 30, 2015. This customer is one of our stationary Dealer/Certified Installers that focuses specifically on the oil and gas industry. We believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business.

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

Our success depends largely on the skills, experience and performance of our senior management. Our senior management consists of two officers, our President/Chief Executive Officer, who has held that position for ten years, and our Chief Financial Officer, who has held that position for eighteen years. The loss of either member of our senior management could have a material adverse effect on our business. In addition, in the event that either our President or Chief Financial Officer is terminated by us without cause, the officer will be entitled to receive severance payments equal to nine and six months respectively (subsequently changed to three months for both individuals), of salary and certain benefits.

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

We are generally exposed to the effects of inflation and changing prices. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $35 - $50 per barrel range from almost $100 per barrel two years ago, which has resulted in a decrease in diesel prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by the reduction in global oil prices and the resulting changes in the net fuel savings between the two fuels.

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

We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies, and they contribute significantly to our operating losses. In addition, the rules and regulations of the Securities and Exchange Commission impose significant requirements on public companies, including ongoing disclosure obligations and mandatory corporate governance practices. Our limited senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our Common Stock is currently quoted on the OTC Markets Group’s OTCQB tier. OTC Markets Group imposes no specific quotation requirements for its OTCQB tier other than that issuers must be current in their reporting to the Securities and Exchange Commission. If we are successful in listing our stock for trading on a national securities exchange or having our stock quoted on the Nasdaq Stock Market, we will be subject to additional disclosure and governance obligations. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.

We are required to pay substantial cash dividends on our 10% Convertible Preferred Stock

During the fiscal years ended September 30, 2016 and 2015, we paid cash dividends on our Convertible Preferred Stock of $0 and $475,355, respectively. Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of the 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that the Company possesses funds legally available for the payment of dividends. We will continue to offer the option for holders to take shares of our Common Stock in lieu of cash. Although these dividends do not directly affect our net income, the requirement to pay them in cash significantly reduces the amount of cash we have available to fund operations and invest in our business.

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

Our Common Stock is thinly traded and an active public market for our stock may not develop. Consequently, the market price of our Common Stock may be highly volatile. Additionally, the market price of our Common Stock could fluctuate significantly in response to the following factors, some of which are beyond our control:

●	we are traded on the OTC Market’s Group’s OTCQB tier;

●	changes in market valuations of similar companies;

●	announcements by us or by our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

●	regulatory developments;

●	additions or departures of senior management and other key personnel;

●	deviations in our results of operations from the estimates of securities analysts; and

●	future issuances of our Common Stock or other securities.

We have options, warrants and convertible preferred stock currently outstanding. Their exercise and/or conversion will cause dilution to existing and new shareholders. We expect to significantly increase the number of options we may grant in the future.

As of September 30, 2016, we had options and warrants outstanding to purchase 187,991,989 additional shares of Common Stock. These reserved shares include the following: 1,540,000 shares for issuance upon exercise of awards granted under our 2005 Stock Option Plan, 10,330,000 shares for issuance upon exercise of awards granted under our 2016 Stock Option Plan, and 112,846,787 shares for issuance upon exercise of stock purchase warrants. In addition, at that date we had convertible preferred stock which is convertible into 63,275,202 shares of our Common Stock.

The non-binding term sheet described above in Recent Developments, contemplates that we will amend the 2016 Stock Option Plan, to provide for the issuance of options to purchase up to 90,000,000 shares of Common Stock, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000.

The exercise of options and warrants outstanding today, or which may be issued in the future, and the conversion of the various series of convertible preferred stock will cause additional shares of Common Stock to be issued, resulting in dilution to investors and our existing stockholders. As of September 30, 2016, approximately 50 million shares of our Common Stock were eligible for sale in the public market exclusive of the options, warrants and convertible preferred stock described above.

Our directors, executive officers and principal stockholders own a significant percentage of our shares, which will limit the ability of other shareholders to influence corporate matters.

Our directors, executive officers and other principal stockholders owned or had beneficial ownership of approximately 76 percent of our outstanding Common Stock on an as-converted basis as of September 30, 2016. The ownership and beneficial ownership of these directors, executive officers and other principal stockholders would increase substantially if we complete the financing contemplated by the term sheet described above. Accordingly, these stockholders could have a significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of our other stockholders. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

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

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. In April 2014, we renewed the lease agreement through April 2017 at monthly rental payments of $10,260 on a triple net basis. We are currently in discussions with M&R Development regarding extension terms.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our Common Stock is traded on the OTC Market Group’s OTCQB tier under the symbol APGI. The following table sets forth the high and low bid quotations for our Common Stock for the periods indicated. Quotations from the OTC Markets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2015
Quarter Ended December 31, 2014	$0.57	$0.26
Quarter Ended March 31, 2015	.36	0.20
Quarter Ended June 30, 2015	.26	0.14
Quarter Ended September 30, 2015	.49	0.13

Fiscal Year 2016
Quarter Ended December 31, 2015	$0.34	$0.10
Quarter Ended March 31, 2016	0.15	0.08
Quarter Ended June 30, 2016	0.18	0.10
Quarter Ended September 30, 2016	0.27	0.12

On January 10, 2017, the closing price of our Common Stock was $0.11 per share.

As of September 30, 2016, we estimate the approximate number of stockholders of record of our Common Stock to be 1,600. This number excludes individual stockholders holding stock under nominee security position listings.

We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on Common Stock in the foreseeable future. Several series of our Convertible Preferred Stock have a 10% annual dividend, payable quarterly in cash or in shares of our Common Stock. The terms of that Convertible Preferred Stock restrict our ability to pay dividends on our Common Stock if the dividends due on our Convertible Preferred Stock are unpaid.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal Year 2016 Equity Compensation Plan Information

The table below sets forth certain information as of September 30, 2016 with respect to equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders - 2005 Plan	1,540,000	$.34	—
Equity compensation plans approved by stockholders - 2016 Plan 10	10,330,000	.11	10,670,000
	11,870,000		10,670,000

These totals include shares to be issued upon exercise of outstanding options under an equity compensation plans that have been approved by shareholders.

Item 6. Selected Financial Data

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.

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

Fiscal Year ended September 30, 2016 Compared to Fiscal Year ended September 30, 2015

Net sales for the fiscal year ended September 30, 2016 decreased $1,095,996 or 59% to $1,862,585 as compared to net sales of $2,958,581 for the fiscal year ended September 30, 2015. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $35 - $50 per barrel range from almost $100 per barrel over two years ago, which has resulted in a decrease in diesel prices during the past two fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in a significant reduction in the number of oil and gas drilling rigs in operation and has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers.

North American stationary revenues for the fiscal year ended September 30, 2016, decreased $1,497,502 or 77% to $438,862 as compared to $1,936,364 for fiscal year ended September 30, 2015. The decrease was primarily due to the idling of over 70% of the drilling rigs in North America over the past year and slower capital expenditures in the oil and gas industry.

Domestic vehicular revenues for the fiscal year ended September 30, 2016 increased $363,656 or 57% to $1,007,079 as compared to $643,423 for the fiscal year ended September 30, 2015. The increase was attributable to renewed interest in the Glider market. Our distributors find it beneficial to offer Gliders with a dual fuel option. A Glider is a new tractor with rebuilt or remanufactured powertrain components and in some cases can weigh 1,000 pounds less than a new truck making it more cost effective to operate. International vehicular revenues for the fiscal year ended September 30, 2016 increased $54,712 or 16% to $386,662 as compared to $331,950 for the fiscal year ended September 30, 2015. The increase was attributable to shipments to our distributor in Mexico where the price differential between diesel and natural gas is higher than in the United States and emission reduction is becoming a significant driver for dual fuel.

During the fiscal year ended September 30, 2016 our gross loss was $1,194,542 or (64%) of net sales as compared to a gross loss of $167,042 or (6%) of net sales for the fiscal year ended September 30, 2015. The increase in gross loss was primarily due to an increase in fixed overhead costs including capitalized software amortization and approximately $418,000 of expenses relating to our Trident NGL Services division which only had revenue of $29,982 during the year.

Selling, general and administrative expenses for the fiscal year ended September 30, 2016 decreased $93,526 or 2% to $4,086,034 as compared to $4,179,560 for the fiscal year ended September 30, 2015. The decrease was primarily due to lower sales and marketing expenses as compared to the fiscal year ended September 30, 2015.

During the fiscal year ended September 30, 2016, interest and financing costs increased $424,986 to $807,152 as compared to $382,166 for the fiscal year ended September 30, 2015 due to increased borrowings and interest rates.

In addition, during the fiscal year ending September 30, 2016, we recorded additional non-cash financing expenses of $1,556,687 resulting from the recognition of the discount upon conversion of our June 2015 contingent convertible promissory notes.

During fiscal year ended September 30, 2016, interest income increased $89,652 to $145,845 as compared to interest income of $56,193 for fiscal year ended September 30, 2015 due to higher interest rates and a full year of interest during fiscal 2016 relating to the note receivable from Trident Resources, LLC.

During the fiscal year ended September 30, 2016, we recorded a non-cash extinguishment of debt expense of $447,492 associated with the September 2016 refinancing of our Iowa State Bank obligations.

During fiscal year ended September 30, 2015, we recorded a non-cash expense of $454,253 associated with the term extension of certain outstanding warrants held by the individuals or affiliates who participated in our June 2015 private placement of contingent convertible promissory notes.

During the fiscal year ended September 30, 2016, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $186,323 as compared to a non-cash revaluation income of $5,774,178 for the fiscal year ended September 30, 2015

During the fiscal year ended September 30, 2016 we had other income of $200,605 as compared to other expense of $173,076 for fiscal year ended September 30, 2015. The increase is associated with a reduction in the net present value of our lease settlement obligation as well as the certain other obligations.

Our net loss for the fiscal year ended September 30, 2016 was $7,559,134 or ($0.13) per basic share as compared to net income of $474,274 or $0.01 per basic share for the fiscal year ended September 30, 2015. The calculation of net loss per share available for Common shareholders for the fiscal year ended September 30, 2016 reflects the inclusion of Convertible Preferred Stock dividends of $1,298,571 and a beneficial conversion feature of $1,550,924. The calculation of net loss per share available for Common shareholders for the fiscal year ended September 30, 2015 reflects the inclusion of Convertible Preferred Stock dividends of $1,125,540 and $394,631 beneficial conversion feature for Series B, preferred stock.

Liquidity and Management’s Plans

Liquidity and Management’s Plans

As of September 30, 2016, we had $211,201 in cash and cash equivalents and a working capital deficit of $1,130,201. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through fiscal 2017. In order to ensure our future viability of beyond that point, management has implemented or is in the process of implementing the following actions:

A. 10% Contingent Convertible Promissory Notes and Series E Convertible Preferred Stock

In December 2016, our Board approved a non-binding term sheet with entities related to two of our Directors and an existing shareholder to raise up to $3 million in new capital. Under this term sheet, we expect that the investors and two officers will loan us $2.38 million in January 2017 under 10% convertible promissory notes. These notes would be automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000, into shares of a new proposed Series E 12.5% Convertible Preferred Stock. Upon conversion of the notes, we will issue each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares of Common Stock into which their Series E Preferred Stock is convertible. There can be no assurance that the financing and other transactions contemplated by the non-binding term sheet will be completed.

B. Deferment of WPU Leasing Payments and Cash Dividend Payments

In connection with the proposed financing, WPU Leasing is expected to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments, but no later than such time as we are EBITDA positive for two consecutive quarters. In addition, WPU Leasing is expected to amend its notes, retroactive to December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. These changes would reduce our cash outflow commitments by approximately $760,000 during fiscal 2017.

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During fiscal 2016 and 2015, certain stockholders agreed to accept shares of Common Stock valued at $1,243,554 and $547,000, respectively in lieu of cash dividends representing 96% and 49% of all dividends due during those respective periods.

C. New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under prior loan agreements. In conjunction with the new credit facility, Iowa State Bank agreed to reduce our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) and based on Wall Street Journal prime rate plus a .5% (4% at September 30, 2016) on the working capital line. We had $355,000 of additional availability on our working capital line at September 30, 2016.

E. July 2016 Private Placement of Common Stock and Warrants

During the period of July to September 2016, we completed a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock to a group of accredited investors including a Director and entities affiliated with two other Directors. The purchase price of the common stock and exercise price of the warrant were equal to the 20 day volume weighted average price preceding the receipt of each investor’s funds.

F. Series D Convertible Preferred Stock Private Placement

On January 8, 2016, we completed a $2.2 million private placement of Series D Convertible Preferred Stock with accredited investors affiliated with several members of our Board of Directors and shareholders. In addition, we issued warrants to purchase 44 million shares of Common Stock at $.10 which do not contain a cashless exercise provision. Pursuant to the terms of the offering, the investors are required to exercise all Series D warrants before exercising any other warrants they or their affiliates own (all of which contain cashless provisions).

G. Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two NGL processing systems we purchased from Trident are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $1.4 million which based on our fiscal 2017 operating plan has been reduced to approximately $200,000.

Our Consolidated Statements of Cash Flows reflect events for the fiscal years ended September 30, 2016 and 2015 as they affect our liquidity. During the fiscal year ended September 30, 2016, net cash used in operating activities was $3,851,080. Our net loss for the fiscal year ended September 30, 2016 was $7,559,134 inclusive of $186,323 of non-cash warrant revaluation income, additional non-cash financing expenses of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes and $447,492 loss on our Iowa State Bank debt extinguishment. Our cash flow was positively impacted by non-cash expenses of $1,476,649 for depreciation, amortization, stock compensation expense, and deferred financing costs. During the fiscal year ended September 30, 2015, net cash used by operations was $2,750,274. Our net income for the fiscal year ended September 30, 2015 was $474,274 inclusive of $5,774,178 of non-cash warrant revaluation income with our cash flow being positively impacted by non-cash expenses of $1,095,076 of depreciation, amortization, stock compensation expense and deferred financing costs.

Net cash used in investing activities was and $68,211 and $2,615,759 for fiscal years ending September 30, 2016 and September 30, 2015, respectively, reflecting the capitalized costs associated with our dual fuel electronic control unit engine family software applications and the purchase of equipment and purchases for construction in progress for our NGL division. In addition, during fiscal year ending September 30, 2016, the restriction on our certificate of deposit of $310,120 was removed.

Net cash provided by financing activities was $4,063,230 for the fiscal year ended September 30, 2016, reflecting the net proceeds of approximately $2.13 million for the sale of Series D Preferred Stock, $1.49 million in proceeds from the issuance of common stock and $500,000 of related party notes which were offset by note repayments. Net cash provided by financing activities was $5,306,775 for the fiscal year ended September 30, 2015, reflecting the net proceeds of approximately $1.95 million for the sale of Preferred Stock, $3.88 million in proceeds from the issuance of Contingent Convertible Notes and related party notes which was offset by note repayments and the payment of $475,355 in cash dividends associated with our 10% Convertible Preferred Stock.

Effects of Inflation and Changing Prices

We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by the sharp drop in the price of oil over the last two years and the resulting decrease in diesel prices. in which has reduced the net fuel savings between the two fuels. We were positively impacted by interest rate changes during the fiscal year ended September 30, 2016, when the interest rate on Iowa State Bank debt was changed from the Wall Street Journal prime rate plus 4.5% with a minimum of 8% to 4% fixed for three years on our term loan and Wall Street Journal prime rate plus .05% (4.00% at September 30, 2016) on our working capital loan, with no minimum rates starting in September 2016.

Off-Balance Sheet Arrangements

We lease our Iowa and Massachusetts facilities under a non-cancelable operating lease which is described in Note 7 to our Consolidated Financial Statements.

Environmental Liability

There are no known material environmental violations or assessments.

Critical Accounting Policies

Revenue Recognition

Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service work orders. All components are purchased from external sources including several proprietary patented components which are configured by our internal engineering staff to a customer’s specific diesel engine family. The components are assembled into installation kits by us and then delivered on site for installation. All installations are managed by an American Power Group led team or certified third party installer.

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

Our natural gas services (“NGL”) operation derives revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record transportation costs and volume differentials, as cost of sales when incurred. Volume differentials result from differences in the measurement of product volumes when delivered to customer terminals.

Bill and Hold Arrangements. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

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

Recently Issued Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (1) of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

For information required with respect to this Item, see “Consolidated Financial Statements” on pages 42 through 79 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016 and concluded that it is effective. Management’s assessment was based on criteria established in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)) which was adopted by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Maurice E. Needham	76	Chairman of the Board of Directors
Lyle Jensen	66	Chief Executive Officer; President; Director
Charles E. Coppa	53	Chief Financial Officer; Treasurer; Secretary
Matt Van Steenwyk	60	Director
Neil Braverman	77	Director
Raymond L.M. Wong	63	Director
Chuck McDermott	66	Director
James Harger	58	Director

Each director is elected for a period of one year at the annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. The holders of our Common Stock, voting as a separate class, are entitled to elect three members of the Board of Directors (the “Common Directors”). The holders of all of our Preferred Stock, voting together as a single class, have the right to elect three members of the Board of Directors (the “Preferred Directors”). The holders of our Common Stock and our Preferred Stock, voting together as a single class, have the right to elect the balance of the total number of directors (the “Joint Directors”). Under the terms of the Voting Agreement, however, the holders of all of our Preferred Stock have agreed that:

●	To fix the number of total number of Directors at seven, or at such other number as may be specified by the Board of Directors, with the consent of the holders of a majority of the shares of Series D Preferred Stock;

●	So long as Arrow, LLC, an investment vehicle for Longbow Technology Ventures whose Managing Director is Mr. Van Steenwyk, owns shares of Preferred Stock, they will vote for two Investor Directors designated by Arrow (currently Messrs. Wong and Weston);

●	So long as Associated, of which Mr. Braverman is a member, owns shares of Preferred Stock, they will vote for one Investor Director designated by Associated (currently Mr. Needham);

●	So long as Arrow owns shares of Preferred Stock, Arrow has the exclusive right, as among the holders of the Preferred Stock, to nominate the three candidates for election to the Board as Common Directors and the candidate for election to the Board as the Joint Director. The holders of all of our Preferred Stock have agreed that they will vote for any such candidates nominated by Arrow.

The officers are appointed by and serve at the discretion of the Board of Directors. All outside directors receive $5,000 per quarter as board compensation. Messrs. Van Steenwyk and Wong have agreed to forgo their quarterly retainers. In July 2016, James Harger replaced Jamie Weston as a Director.

We have established an Audit Committee consisting of Mr. Wong (Chair) and Mr. McDermott, and a Compensation Committee consisting of Messrs. Van Steenwyk (Chair), McDermott and Braverman. Our Board of Directors has determined that Mr. Wong is an “audit committee financial expert” within the meaning given that term by Item 407(d)(5) of Regulation S-K.

MAURICE E. NEEDHAM has been Chairman since June 1993. From June 1993 to July 21, 1997, Mr. Needham also served as Chief Executive Officer. He previously served as a Director of Comtel Holdings, an electronics contract manufacturer. He previously served as Chairman of Dynaco Corporation, a manufacturer of electronic components which he founded in 1987. Prior to 1987, Mr. Needham spent 17 years at Hadco Corporation, a manufacturer of electronic components, where he served as President, Chief Operating Officer and Director. We believe that Mr. Needham’s extensive business, operational and management experience, including his over twenty-three years with our company give him the qualifications and skills to serve as a director and member of the Compensation Committee.

LYLE JENSEN has been a Director since May 2002. On April 12, 2006, Mr. Jensen became our Chief Executive Officer. Mr. Jensen previously was Executive Vice President/Chief Operations Officer of Auto Life Acquisition Corporation, an automotive aftermarket dealer of fluid maintenance equipment. Prior to that, he was a Business Development and Operations consultant after holding executive roles as Chief Executive Officer and minority owner of Comtel and Corlund Electronics, Inc. He served as President of Dynaco Corporation from 1988 to 1997; General Manager of Interconics from 1984 to 1988; and various financial and general management roles within Rockwell International from 1973 to 1984. The Board of Directors believes Mr. Jensen has the necessary qualifications and skills to serve as Chief Executive Officer and as a director based on his financial and operational background and the management expertise he has cultivated during his nearly fourteen year tenure with our company.

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

MATTHEW VAN STEENWYK has been a director since July 2015. Mr. Van Steenwyk has been Managing Director of Longbow Technology Ventures, a technology investment fund located in Las Vegas, NV since 2010. Mr. Van Steenwyk has over twenty-five years of investing and operating experience across multiple industries with a strong focus on energy related industries. After graduating from the United States Air Force Academy, Mr. Van Steenwyk flew jet fighters during the Cold War and later went on to oversee a six billion dollar procurement/fighter replacement project for the Air Force. In 1986, he left the Air Force to join a small firm in the energy services sector. There, he was part of the executive team that built the company into what is now a global firm with 1,000+employees and operations in Canada, Europe, the Middle East, Asia Pacific, Latin America and the United States. The Board of Directors believes Mr. Van Steenwyk’s extensive business and management experience give him the qualifications and skills to serve as a director.

NEIL BRAVERMAN has been a Director since April 30, 2012. Mr. Braverman is the founder of Associated Private Equity. He previously founded and was co-Chairman of Safeskin Corporation, the leading manufacturer of latex/synthetic gloves to the healthcare and electronic markets, which was sold to Kimberly Clark Corporation in 1999. Prior to Safeskin Corporation, Mr. Braverman founded Paramount Oil Corporation, a manufacturer of motor and industrial oils. During his career, Mr. Braverman founded and managed numerous real estate investments and manufacturing firms. He began his entrepreneur career founding and building the largest wig company in the U.S., which was sold to U.S. Industries. The Board of Directors believes Mr. Braverman’s extensive business and management experience give him the qualifications and skills to serve as a director.

RAYMOND L.M. WONG has been a Director since October 2013. Since 2007, Mr. Wong has been a Managing Director of Spring Mountain Capital’s private equity group. Mr. Wong was previously a senior Managing Director in the Investment Banking Division of Merrill Lynch & Co., Inc. While at Merrill Lynch, Mr. Wong served on the Investment Banking Operating Committee and as Chairman of the Corporate Finance Committee. During his 25 years at Merrill Lynch, he had responsibility for the corporate finance relationships for many of the firm’s largest corporate clients. Before joining Spring Mountain Capital, Mr. Wong was the Managing Member of DeFee Lee Pond Capital LLC, a financial advisory and investment firm. Mr. Wong serves on the board of directors of several companies, including Alleghany Corporation and Merrill Lynch Ventures, LLC. Mr. Wong received his M.B.A. with honors from Harvard Business School and graduated summa cum laude from Yale College with a B.A. in Political Science. The Board of Directors believes that Mr. Wong’s extensive business and financial experience give him the qualifications and skills to serve as a director.

CHARLES MCDERMOTT has been a Director since October 1, 2015. Mr. McDermott has been a General Partner of Rockport Capital, a venture capital firm that invests in the areas of alternative and traditional energy, mobility, and sustainability, since 1998. Mr. McDermott has over 20 years of experience in the clean technology industry. Prior to joining Rockport Capital, Mr. McDermott was Vice President of Governmental Affairs at Waste Management. He also directed the successful campaign of Congressman Joseph Kennedy II in 1986 and served two terms as his Chief of Staff. Mr. McDermott attended Yale University and after leaving Yale began a 14 year career in the music business as a songwriter, performer and recording artist. The Board of Directors believes Mr. McDermott’s extensive business and management experience give him the qualifications and skills to serve as a director and member of the Audit Committee and Compensation Committee .

JAMES HARGER has been a Director since July 2016. Mr. Harger is currently Senior Advisor to the CEO of Clean Energy and served as Chief Marketing Officer of Clean Energy from 2009 to 2014. He was the second employee of Pickens Fuel Corp. (the predecessor to Clean Energy) when he joined the company in 1997; managed and developed the company’s airport, solid waste, transit and truck markets; and later assisted in Clean Energy’s successful IPO which raised $120 million in 2007. In his current role, Mr. Harger is responsible for collaborating with shippers, for-hire carriers and private fleets in their transition to adopting natural gas trucks in their supply chains and operations. Some of his most notable customers include Anheuser-Busch, Dillon Transportation, Lowes, MillerCoors, Owens Corning, Procter & Gamble, Raven Transportation, Ruan Transportation, Saddle Creek and UPS. He has been involved in the natural gas business for over 30 years, the majority of which has been dedicated to marketing Natural Gas Vehicles and building fueling stations. Mr. Harger earned a BS in Civil Engineering from UCLA and an MBA from Pepperdine University. The Board of Directors believes Mr. Harger’s extensive business and management experience give him the qualifications and skills to serve as a director.

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

Disclosure of delinquent filers in response to Item 405 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our code of ethics on our corporate website, www.americanpowergroupinc.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid or accrued for services rendered during the fiscal years ended September 30, 2016 and 2015, to our Chief Executive Officer and our Chief Financial Officer. We did not grant any stock appreciation rights or make any long-term plan payouts during the fiscal years ended September 30, 2016 and 2015.

	Annual Compensation			Option	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (1)(2)	Compensation (3)	Total
Lyle Jensen, Chief Executive Officer	2016	$262,500	$—	$149,217	$28,268	$439,985
	2015	$262,500	$—	$—	$27,701	$290,201

Charles Coppa, Chief Financial Officer	2016	$170,000	$—	$50,664	$36,793	$257,457
	2015	$170,000	$—	$—	$36,167	$206,167

(1)	Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended September 30, 2016, in accordance with ASC 718 for all stock options granted in such fiscal year. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2)	During fiscal year 2016, Mr. Jensen was granted (i) options to purchase 900,000 shares of our Common Stock, which options were immediately exercisable; (ii) options to purchase 2,100,000 shares of our Common Stock, which options vest in equal annual installments over a period of five years; and (iii) options to purchase 3,000,000 shares of our Common Stock, which options vest in four installments upon Mr. Jensen achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. The value of the annual performance milestone options will be determined when and if vested.

During fiscal year 2016, Mr. Coppa was granted (i) options to purchase 700,000 shares of our Common Stock, which options were immediately exercisable; (ii) options to purchase 500,000 shares of our Common Stock, which options vest in equal annual installments over a period of five years; and (iii) options to purchase up to 800,000 shares of our Common Stock, which options vest in four installments upon Mr. Coppa achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. The value of the annual performance milestone options will be determined when and if vested.

(3)	Represents payments made to or on behalf of Messrs. Jensen and Coppa for health and life insurance and auto allowances. During fiscal 2016 and 2015, Mr. Coppa agreed to take $13,077 each year of accrued vacation pay and purchase an aggregate of 100,012 and 78,925 shares, respectively of our Common Stock with the net proceeds.

Employment Agreements

In April 2016, we entered a new employment agreement with Mr. Jensen where his annual base salary remained at $262,500 and he will be eligible to participate in the Company’s annual bonus program beginning with the fiscal year ending September 30, 2017. Mr. Jensen’s employment agreement has an initial term ending October 1, 2017, and may be renewed by our Board of Directors for additional one year terms.

Mr. Jensen’s existing outstanding grants of options were terminated and he was granted the following options: (i) options to purchase 900,000 shares of our Common Stock, which options were be immediately exercisable; (ii) options to purchase 2,100,000 shares of the our Common Stock, which options vest in equal annual installments over a period of five years; and (iii) options to purchase 3,000,000 shares of our Common Stock, which options vest in four installments upon Mr. Jensen achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. All options will be granted with an exercise price equal to the fair market value of the common stock as of the date of grant.

If the Company terminates Mr. Jensen’s employment without cause during the terms of the employment agreement and he executes a release in favor of the Company, we will continue of his base salary and benefits for a period of nine months after termination. Mr. Jensen did not receive any incentive compensation during fiscal years ended September 30, 2016 or 2015.

In April 2016, we entered a new employment agreement with Mr. Coppa whereby his annual base salary remained at $170,000 and he will be eligible to participate in the Company’s annual bonus program beginning with the fiscal year ending September 30, 2017. Mr. Coppa’s employment agreement has an initial term ending October 1, 2017, and may be renewed by our Board of Directors for additional one year terms.

Mr. Coppa’s existing outstanding grants of options were terminated and he was granted the following options: (i) options to purchase 700,000 shares of our Common Stock, which options were immediately exercisable; (ii) options to purchase 500,000 shares of the our Common Stock, which options vest in equal annual installments over a period of five years; and (iii) options to purchase 800,000 shares of our Common Stock, which options vest in four installments upon Mr. Coppa achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017. All options will be granted with an exercise price equal to the fair market value of the common stock as of the date of grant.

If the Company terminates Mr. Coppa’s employment without cause during the terms of the employment agreement and he executes a release in favor of the Company, we will continue of his base salary and benefits for a period of six months after termination. Mr. Coppa did not receive any incentive compensation during fiscal years ended September 30, 2016 or 2015.

Outstanding Equity Awards

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2016:

		Number of Securities Underlying Unexercised Options		Exercise Price	Option Expiration
Name	Date of Grant	Exercisable	Unexercisable	Per Share	Date
Lyle Jensen	April 25, 2016 (1)	900,000	—	$0.10	April 25, 2026
	April 25, 2016 (2)	—	2,100,000	$0.10	April 25, 2026
	April 25, 2016 (3)	—	3,000,000	$0.10	April 25, 2026

Charles Coppa	April 25, 2016 (1)	700,000	—	$0.10	April 25, 2026
	April 25, 2016 (2)	—	500,000	$0.10	April 25, 2026
	April 25, 2016 (3)	—	800,000	$0.10	April 25, 2026

(1)	These options were granted under the 2016 Stock Option Plan, have a ten-year term and vest immediately on date of grant.

(2)	These options were granted under the 2016 Stock Option Plan, have a ten-year term and vest at an annual rate of 20% over a five-year period from the date of grant.

(3)	These options were granted under the 2016 Stock Option Plan, have a ten-year term and vest in four installments upon achievement of certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2016:

Name	Fees Earned or Paid in Cash or Common Stock (1)	Option Awards (2)	All Other Compensation(3)	Total
Maurice Needham	$—	$41,170	$113,268	$154,438
Chuck McDermott	20,000	35,395	—	55,394
Neil Braverman	20,000	—	—	20,000
James Harger	5,000	17,515	—	22,515
Raymond L.M. Wong	—	—	—	—
Matthew Van Steenwyk	—	—	—	—

(1)	All non-employee directors receive a quarterly board fee of $5,000 per quarter with the exception of Messrs. Wong, and Van Steenwyk who have agreed to forgo their quarterly retainers.

(2)	Mr. McDermott was granted options to purchase 250,000 shares of our Common Stock under the 2005 Stock Option Plan, have a ten-year term and vest equally over an eighteen month period from the date of grant. Mr. Harger was granted options to purchase 250,000 shares of our Common Stock under the 2016 Stock Option Plan, have a ten-year term and vest equally over an eighteen month period from the date of grant. Mr. Needham was granted immediately vested options to purchase 250,000 shares of our Common Stock and options to purchase 600,000 shares of our Common Stock which vest in four equal annual increments commencing October 31, 2016 under the 2016 Stock Option Plan. All options have a ten-year term from the date of grant.

(3)	During fiscal year 2016, we paid Mr. Needham $113,268 relating to salary ($92,000), health and life insurance ($11,268) and auto allowance ($9,000).

As of September 30, 2016, each Director who is not a named executive officer for the fiscal year ended September 30, 2016 holds the following aggregate number of shares under outstanding stock options:

Name	Total Shares Underlying Outstanding Options/Warrants
Maurice Needham	850,000
Chuck McDermott	250,000
Neil Braverman (1)	7,000,000
James Harger	250,000
Raymond L.M. Wong	—
Matthew Van Steenwyk (1)	6,950,000

(1)	During fiscal 2016, Messrs. Braverman and Van Steenwyk were each granted warrants to purchase 6,950,000 shares of our Common Stock, with 5,560,000 vesting immediately and the balance based on achievement of certain predefined conditions. The warrants have a term of ten years from date of grant and were issued in conjunction with their personal guaranty of our outstanding obligations to Iowa State Bank

Stock Option Plans

The options granted under the 2005 Stock Option Plan (the “2005 Plan”) may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. The 2005 Plan expired in 2015 and was replaced by the 2016 Stock Option Plan (the “2016 Plan”).

As of September 30, 2016, 1,540,000 options outstanding under the 2005 Plan, exercisable at prices ranging from $0.16 to $0.80.

The 2016 Plan, under which we may grant options to purchase up to 21,000,000 shares, was approved by our shareholders in March 2016. In connection with the financing contemplated by the non-binding term sheet described above, we intend to amend the 2016 Plan to provide for the issuance of options to purchase up to 90,000,000 shares of Common Stock, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000. Options granted under the 2016 Plan may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

Similar to the 2005 Plan’s terms, incentive stock options may be granted under the 2016 Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to our employees, directors and consultants. The 2016 Plan is administered by our Board of Directors, which has the authority to determine:

●	the persons to whom options will be granted;

●	the number of shares to be covered by each option;

●	whether the options granted are intended to be incentive stock options;

●	the manner of exercise; and

●	the time, manner and form of payment upon exercise of an option.

Incentive stock options granted under the 2016 Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of fair market value in the case of persons holding 10% or more of our voting stock). Non-qualified stock options may be granted at an exercise price established by our Board which may not be less than 85% of fair market value of our shares on the date of grant. Current tax laws adversely impact recipients of non-qualified stock options granted at less than fair market value; however, we do not expect to make such grants. Incentive stock options granted under the 2016 Plan must expire no more than ten years from the date of grant, and no more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of our voting stock.

During fiscal 2016, we granted options under the 2016 Stock Option Plan to employees and a director to purchase 10,380,000 shares of our Common Stock in aggregate at exercise prices ranging from $.10 to $.18 per share, which represented the closing price of our stock on the date each grants. As of September 30, 2016, 10,330,000 options were outstanding under the 2016 Plan.

Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which become vested over a period of five years. We did not make any discretionary contributions to the 401(k) plan during the fiscal years ended September 30, 2016 and 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of September 30, 2016:

●	by each of our directors and executive officers;

●	by all of our directors and executive officers as a group; and

●	by each person (including any “group” as used in Section 13(d) of the Securities Exchange Act of 1934) who is known by us to own beneficially 5% or more of the outstanding shares of common stock.

Unless otherwise indicated below, to the best of our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. As of September 30, 2016, 75,055,296 shares of our common stock were issued and outstanding.

Security Ownership of Management and Directors

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Maurice Needham (3)	2,193,597	2.91%
Lyle Jensen (4)	1,660,747	2.19%
Charles E. Coppa (5)	1,472,494	1.94%
Matthew Van Steenwyk (6)	97,560,299	62.50%
Neil Braverman (7)	33,274,656	31.26%
Raymond L.M. Wong (8)	9,414,025	11.27%
James Harger (9)	1,069,444	1.41%
Charles McDermott (10)	166,667	—
All Executive Officers and Directors as a Group (eight persons)	146,811,929	75.51%

Security Ownership of Certain Beneficial Owners

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Class (2)
Arrow, LLC (11)	72,469,484	50.58%
Associated Private Equity (12)	27,544,947	27.35%
Van Steenwyk GST Trust (13)	17,919,730	21.84%
SMC Reserve Fund II (14)	12,407,251	14.47%
SMC Employee Partnership (15)	9,414,025	11.27%
SMC Select Co-Investment Fund I (16)	8,614,036	10.54%
Ronald H. Muhlenkamp (17)	6,064,990	7.61%
SMC Reserve Fund II Offshore (18)	3,101,806	3.99%

(1)	Except as noted, each person’s address is care of American Power Group Corporation, 7 Kimball Lane, Building A, Lynnfield, MA 01940.

(2)	Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)	Includes 400,000 shares of Common Stock issuable pursuant to immediately exercisable stock options. Also includes 59,556 shares of Common Stock owned by Mr. Needham’s wife.

(4)	Includes 900,000 shares of Common Stock issuable pursuant to immediately exercisable stock options.

(5)	Includes 700,000 shares of Common Stock issuable pursuant to immediately exercisable stock options.

(6)	Includes the following beneficially owned through several investment vehicles controlled by Mr. Van Steenwyk, 16,519,326 shares of Common Stock, 15,000,000 shares issuable upon conversion of shares of Series D Preferred Stock, 5,510,208 shares issuable upon conversion of shares of Series D-2 Preferred Stock, 7,789,726 shares issuable upon conversion of shares of Series D-3 Preferred Stock and 52,741,039 shares of Common Stock issuable upon exercise of warrants beneficially or individually owned by Mr. Van Steenwyk and/or Arrow, LLC (“Arrow”), an investment vehicle for Longbow Technology Ventures whose Managing Director is Mr. Van Steenwyk. Also includes 1,000 shares of Common Stock owned by Mr. Van Steenwyk’s wife. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Arrow in lieu of cash dividends on the Series D and D-2 Preferred Stock. Mr. Van Steenwyk and Arrow have notified us of their election to increase the limitation on beneficial ownership under the terms of the preferred stock and warrants held by each of Mr. Van Steenwyk and Arrow to 100% of our Common Stock. Mr. Van Steenwyk’s address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(7)	Mr. Braverman is a member of Associated Private Equity, LLC, a Delaware limited liability company (“Associated”), an entity that beneficially owns 33,274,656 shares of Common Stock which includes 5,000,000 shares of Common Stock issuable upon conversion of shares of Series D Preferred Stock beneficially owned by Associated, 3,333,333 shares of Common Stock issuable upon conversion of Series D-2 Preferred Stock, 1,298,288 shares of Common Stock issuable upon conversion of Series D-3 Preferred Stock and 21,641,275 shares of Common Stock issuable upon the exercise of warrants individually or beneficially owned by Mr. Braverman or Associated and 462,747 shares of Common Stock issued for Preferred Stock dividends. Mr. Braverman is also a member of North Military, Ltd, a Texas company (“North Military”), an entity that beneficially owns 80,673 shares of Common Stock issuable upon conversion of shares of Series D-2 Preferred Stock beneficially owned by North Military. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated and North Military. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated and North Military in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman’s address is c/o Pathstone Family Office, 1 Bridge Plaza, Suite 550, Fort Lee, NJ 07024.

(8)	Mr. Wong is a partner of SMC Employees Partnership, a New York limited partnership (“SMC EP”), an entity that beneficially owns 9,414,025 shares of Common Stock which includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock and 2,596,575 shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock beneficially owned by SMC EP, 4,229,908 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 954,209 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Wong may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by SMC EP. Mr. Wong disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Wong’s address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(9)	Includes 569,444 shares of Common Stock issuable pursuant to immediately exercisable stock options and warrants.

(10)	Includes 111,111 shares of Common Stock issuable pursuant to immediately exercisable stock options.

(11)	Includes 3,044,535 shares of Common Stock issued for Preferred Stock dividends, 15,000,000 shares issuable upon conversion of shares of Series D Preferred Stock, 5,510,208 shares issuable upon conversion of shares of Series D-2 Preferred Stock, 7,789,726 shares issuable upon conversion of shares of Series D-3 Preferred Stock and 39,915,158 shares of Common Stock issuable upon exercise of warrants beneficially owned by Mr. Van Steenwyk and/or Arrow, LLC (“Arrow”), an investment vehicle for Longbow Technology Ventures whose Managing Director is Mr. Van Steenwyk. Also includes 1,000 shares of Common Stock owned by Mr. Van Steenwyk’s wife. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Arrow in lieu of cash dividends on the Series D and D-2 Preferred Stock. Mr. Van Steenwyk and Arrow have notified us of their election to increase the limitation on beneficial ownership under the terms of the preferred stock and warrants held by each of Mr. Van Steenwyk and Arrow to 100% of our Common Stock. Mr. Van Steenwyk’s address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(12)	Includes 5,000,000 shares of Common Stock issuable upon conversion of shares of Series D Preferred Stock beneficially owned by Associated, 3,333,333 shares of Common Stock issuable upon conversion of Series D-2 Preferred Stock, 1,298,288 shares of Common Stock issuable upon conversion of Series D-3 Preferred Stock and 16,041,273 shares of Common Stock issuable upon the exercise of warrants beneficially owned by Associated and 462,747 shares of Common Stock issued for Preferred Stock dividends. Pursuant to Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Braverman may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by Associated. Mr. Braverman disclaims beneficial ownership with respect to any shares of Common Stock except to the extent of his pecuniary interest therein. Excludes an indeterminate number of shares of Common Stock which the Company may issue to Associated in lieu of cash dividends on the 10% Convertible Preferred Stock. Mr. Braverman’s address is c/o Pathstone Family Office, 1 Bridge Plaza, Suite 550, Fort Lee, NJ 07024.

(13)	The Van Steenwyk GST Trust is an investment vehicle for Mr. Van Steenwyk who is deemed a beneficial owner of any securities owned by the Van Steenwyk GST Trust and whose address is care of Longbow Technology Ventures, LLC 2747 Paradise Road, Suite 3604, Las Vegas, Nevada 89109.

(14)	Includes 5,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 5,333,333 shares of Common Stock issuable upon exercise of warrants and 1,740,585 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder’s address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(15)	Includes 1,633,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock and 2,596,575 shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock beneficially owned by SMC EP, 4,229,908 shares of Common Stock issuable upon exercise of warrants beneficially owned by SMC EP and 954,209 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to SMC EP in lieu of cash dividends on the 10% Convertible Preferred Stock. The investor’s address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(16)	Includes 3,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 3,333,333 shares of Common Stock issuable upon exercise of warrants and 1,947,370 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock and Series C Preferred Stock. The stockholder’s address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

(17)	Includes 2,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 2,333,333 shares of Common Stock issuable upon exercise of warrants and 1,398,324 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder’s address is 725 Three Degree Road, Butler, Pennsylvania 16002.

(18)	Includes 1,333,333 shares of Common Stock issuable upon conversion of shares of 10% Convertible Preferred Stock, 1,333,333 shares of Common Stock issuable upon exercise of warrants and 435,140 shares of Common Stock issued for Preferred Stock dividends. Excludes an indeterminate number of shares of Common Stock which the Company may issue to the stockholder in lieu of cash dividends on the 10% Convertible Preferred Stock. The stockholder’s address is care of Spring Mountain Capital, LLC, 650 Madison Avenue, 20th Floor, New York, New York 10022.

Common Stock Authorized for Issuance Under Equity Compensation Plans

For descriptions of equity compensation plans under which our common stock is authorized for issuance as of September 30, 2016, (“Stockholders’ Equity”) of the Consolidated Financial Statements contained herein. For additional information concerning certain compensation arrangements, not approved by stockholders, under which options to purchase common stock may be issued, see “Executive Compensation - Employment Agreements”, above, and “Certain Relationships and Related Transactions and Director Independence”, below.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R. In April 2014, we renewed the lease agreement through April 2017 at a monthly rental payment of $10,260 on a triple net basis. For the fiscal years ended September 30, 2016 and 2015, total related party rental expense in connection with this non-cancellable real estate lease amounted to $142,575 and $144,934, respectively.

In September 2010, Charles Coppa, our Chief Financial Officer loaned us $50,000 in connection with a private placement of 12% six-month promissory notes. In conjunction with the 10% Convertible Preferred Stock financing in April 2012 and based on subsequent requests, Mr. Coppa agreed to extend the maturity most recently to September 30, 2017 at an interest rate of 10%.

During fiscal 2016, Mr. Coppa agreed to accept 100,012 shares of our Common Stock (valued at $13,077) for vacation pay due him and in 2016 and during fiscal 2015 he also agreed to accept 78,925 shares of our Common Stock (valued at $13,077) for vacation pay due him.

On November 28, 2014, we completed a private placement of $2 million of Series B 10% Convertible Preferred Stock with an entity controlled by Matthew Van Steenwyk, a member of our Board of Directors. On June 2, 2015, we completed a private placement of $2.475 million of Contingent Convertible Promissory Notes with several existing shareholders and entities affiliated with several members of our Board of Directors including Messrs. Van Steenwyk, Braverman and Wong. These Contingent Convertible notes were converted into shares of Series C Convertible Preferred Stock on October 21, 2015.

On June 30, 2015, we loaned Trident Resources, LLC, an entity owned by one of our employees, $737,190 in connection with our exploration of a potential strategic relationship with Trident relating to our Fueled By Flare™ initiative. On August 12, 2015, we signed a license agreement with Trident under which we acquired the exclusive worldwide right to commercialize Trident’s proprietary Natural Gas Liquids (“NGL”) process technology and we purchased two of Trident’s NGL processing systems for $1.716 million, which we paid by issuing Trident a secured promissory note.

On August 24, 2015, we entered into a Secured Financing Agreement with WPU Leasing LLC, an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors. Pursuant to this agreement, WPU Leasing committed to loan us up to $3,250,000 to fund our purchase of two additional wellhead gas processing systems.

During the period of July to September 2016, we completed a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock to a group of accredited investors including a Director and two entities affiliated with two other Directors.

On September 14, 2016, we entered into a new $3 million term loan agreement and a new $500,000 working capital line of credit (collectively referred to as the “Credit Facility”) with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under an existing loan agreements. Messrs. Van Steenwyk and Braverman have each agreed, severally and not jointly, to guaranty the payment of up to $1,750,000 of the Credit Facility obligations, including the payment of principal, interest and all costs of collection. We entered into a Credit Support Agreement with each of them pursuant to which, in consideration of their guaranty of the Credit Facility obligations, we issued each individual a ten year warrant to purchase up to 6,950,000 shares of our Common Stock, at an initial exercise price of $.20 per share. Each Warrant may be exercised at any time during the term for up to 5,560,000 shares with the remaining 1,390,000 additional shares becoming exercisable based on any the following conditions: (i) if Iowa State Bank initiates any action to enforce their guaranty, (ii) if they, as provided for, elect to repay, on our behalf, all of the obligations due under the Credit Facility before September 13, 2019 or (iii) in the absence of either of the foregoing events if their guarantees have not been released by Iowa State Bank prior to September 13, 2019.

All transactions, including loans, between us and our officers, directors, principal stockholders, and their affiliates are approved by a majority of the independent and disinterested outside directors on the Board of Directors. Management believes these transactions were consummated on terms no less favorable to us than could be obtained from unaffiliated third parties.

Independence of the Board of Directors

The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and has determined that, each of Messrs. Harger, McDermott, Braverman, Van Steenwyk, and Wong qualified as “independent” as of September 30, 2016.

The Board of Directors has determined that each of Messrs. Needham, Harger, McDermott, Braverman,Van Steenwyk and Wong were independent as of September 30, 2016 as defined under the NYSE Alternext US Rules, including, in the case of members of the Audit Committee, the independence requirements contemplated by Rule 10A-3, under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. (“SDKAS”) is our independent auditors for the fiscal years ended September 30, 2016 and 2015.

In addition to audit services, SDKAS also provided certain non-audit services to us during the fiscal years ended September 30, 2016 and 2015. The Audit Committee has considered whether the provision of these additional services is compatible with maintaining the independence of SDKAS.

Audit Fees. The aggregate fees billed for professional services rendered by SDKAS for (1) the audit of our financial statements as of and for the fiscal years ended September 30, 2016 and 2015 and (2) the review of the financial statements included in our company’s Form 10-Q filings for fiscal years 2016 and 2015 were $140,930 and $188,210, respectively.

Audit-Related Fees. There were no audit-related fees billed in fiscal years 2016 and 2015 for assurance and related services rendered by SDKAS that are reasonably related to the performance of the audit or review of our financial statements. Services rendered in this category may consist of financial accounting and reporting consultations and assurance services on specific transactions.

Tax Fees. The aggregate fees billed in fiscal years 2016 and 2015 for professional services rendered by SDKAS for tax compliance, tax advice and tax planning was $30,050 and $28,125 respectively.

All Other Fees. There were no other fees billed during fiscal years 2016 and 2015 by SDKAS.

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

During fiscal years 2016 and 2015, all of the non-audit services provided by SDKAS were pre-approved by the Audit Committee. Accordingly, the Audit Committee did not rely on the de minimis exception noted above. This exception waives the pre-approval requirements for non-audit services if certain conditions are satisfied, including, among others, that such services are promptly brought to the attention of and approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements: For a list of financial statements filed with this report, see page 42.

(b) The following exhibits are filed with this report:

Exhibit No.		Description
3.1 † (1)	—	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
3.2 (2)	—	By-laws of GreenMan Technologies, Inc.
4.1 (3)	—	Specimen certificate of Common Stock of American Power Group Corporation
10.1 (4)	—	Employment Agreement dated April 1, 2003, between GreenMan Technologies, Inc. and Maurice E. Needham*
10.2 (5)	—	Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen (superseded by Exhibit 10.4)*
10.3 (6)	—	Addendum dated January 30, 2008, to the Employment Agreement dated April 12, 2006, between GreenMan Technologies, Inc. and Lyle E. Jensen (superseded by Exhibit 10.4)*
10.4 (7)	—	Employment Agreement by and between American Power Group Corporation and Lyle E. Jensen dated April 25, 2016*
10.5 (8)	—	Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa (superseded by Exhibit 10.7)*
10.6 (6)	—	Addendum dated January 30, 2008, to the Employment Agreement dated June 1, 1999, between GreenMan Technologies, Inc. and Charles E. Coppa (superseded by Exhibit 10.7)*
10.7 (7)	—	Employment Agreement by and between American Power Group Corporation and Charles E. Coppa dated April 25, 2016*
10.8 (9)	—	2005 Stock Option Plan, as amended*
10.9 (10)	—	2016 Stock Option Plan*
10.10 (11)	—	Form of confidentiality and non-disclosure agreement for executive employees
10.11 (12)	—	Lease Agreement dated April 2, 2001, between WTN Realty Trust and GreenMan Technologies of Georgia, Inc.
10.12 (13)	—	Amendment No. 1, dated February 28, 2006, to Lease Agreement dated April 2, 2001, between GreenMan Technologies of Georgia, Inc. and Mart Management, Inc.
10.13 (14)	—	Amendment No. 2, dated March 22, 2016, to Lease Agreement dated April 2, 2001, between American Power Group Corporation (f/k/a GreenMan Technologies, Inc.) and Mart Management, Inc.
10.14 (14)	—	Notice of Termination of Lease Agreement dated April 2, 2001, between American Power Group Corporation (f/k/a GreenMan Technologies, Inc.) and Mart Management, Inc.
10.15 (15)	—	Business Loan Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank (superseded by Exhibit 10.26)
10.16 (15)	—	Commercial Security Agreement dated as of October 27, 2014, between American Power Group, Inc. and Iowa State Bank (superseded by Exhibit 10.25)
10.17 (15)	—	Term Promissory Note in the principal amount of $2,746,752.43, dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank (superseded by Exhibit 10.24)
10.18 (15)	—	Revolving Promissory Note dated as of October 27, 2014, issued by American Power Group, Inc. in favor of Iowa State Bank (superseded by Exhibit 10.27)
10.19 (16)	—	Guaranty dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank

10.20 (16)	—	Assignment of Deposit or Share Account dated as of November 9, 2010, issued by GreenMan Technologies, Inc., in favor of Iowa State Bank
10.21 (17)	—	Stock Transfer Agreement, dated as of December 19, 2011, between GreenMan Technologies, Inc. and Iowa State Bank
10.22 (18)	—	Change in Terms Agreement, between American Power Group, Inc. and Iowa State Bank, dated as of January 15, 2016
10.23 (19)	—	Promissory Note, between American Power Group, Inc. and Iowa State Bank, dated as of April 15, 2016 (superseded by Exhibit 10.27)
10.24 (20)	—	Term Promissory Note in the principal amount of $3,000,000, dated as of September 14, 2016, issued by American Power Group, Inc. in favor of Iowa State Bank
10.25 (20)	—	Commercial Security Agreement dated as of September 14, 2016, between American Power Group, Inc. and Iowa State Bank
10.26 (20)	—	Business Loan Agreement (Asset Based) dated as of September 14, 2016, between American Power Group, Inc. and Iowa State Bank
10.27 (20)	—	Revolving Promissory Note dated as of September 14, 2016, issued by American Power Group, Inc. in favor of Iowa State Bank
10.28 (20)	—	Credit Support Agreement dated as of September 13, 2016, between American Power Group, Inc., American Power Group Corporation, Matthew D. Van Steenwyk and Neil K. Braverman
10.29 (20)	—	Commercial Guaranty dated as of September 14, 2016, issued by Matthew D. Van Steenwyk in favor of Iowa State Bank
10.30 (20)	—	Commercial Guaranty dated as of September 14, 2016, issued by Neil K. Braverman in favor of Iowa State Bank
10.31 (20)	—	Common Stock Purchase Warrant dated September 13, 2016, issued to Matthew D. Van Steenwyk
10.32 (20)	—	Common Stock Purchase Warrant dated September 13, 2016, issued to Neil K. Braverman
10.33 (21)	—	Subscription Agreement dated September 17, 2010, between Charles E. Coppa and GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.34 (21)	—	Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.35 (22)	—	Extension Agreement dated March 11, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.36 (17)	—	Extension Agreement dated October 27, 2011, between GreenMan Technologies, Inc. and Charles Coppa, with respect to an unsecured promissory note
10.37 (23)	—	Amendment No. 1 dated April 27, 2012, to Unsecured Promissory Note dated as of September 17, 2010, issued by GreenMan Technologies, Inc. in favor of Charles E. Coppa
10.38 (24)	—	Amendment No. 2 dated April 30, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa
10.39 (25)	—	Amendment No. 3 dated September 24, 2014, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa
10.40 (26)	—	Amendment No. 4 dated as of September 30, 2015, to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa
10.41 (27)	—	Amendment No. 5 dated April 26, 2016 to Unsecured Promissory Note dated as of September 17, 2010, issued by American Power Group Corporation (formerly, GreenMan Technologies, Inc.) in favor of Charles E. Coppa
10.42 (28)	—	Securities Purchase Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein

10.43 (29)	—	Stockholder Consent and Amendment to Securities Purchase Agreement dated April 30, 2012, amending the Securities Purchase Agreement between American Power Group Corporation (formerly, GreenMan Technologies, Inc.) and the purchasers named therein
10.44 (23)	—	Form of Warrant issued to investors named in the Securities Purchase Agreement dated April 30, 2012
10.45 (28)	—	Registration Rights Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein (terminated by Exhibit 10.61)
10.46 (28)	—	Voting Agreement dated April 30, 2012, between GreenMan Technologies, Inc. and the investors named therein (amended and restated by Exhibit 10.89)
10.47 (28)	—	Form of Warrant issued to the placement agent in connection with the private placement of April 30, 2012
10.48 (29)	—	Securities Purchase Agreement dated November 26, 2014, between American Power Group Corporation and an investor
10.49 (29)	—	Form of Warrant issued to the investor, dated November 26, 2014
10.50 (30)	—	National Distributor and Master Marketing Agreement dated as of November 27, 2012, between American Power Group, Inc. and WheelTime Network LLC
10.51 (30)	—	Common Stock Purchase Warrant dated November 27, 2012, issued to WheelTime Network LLC
10.52 (31)	—	Lease - Business Property dated May 1, 2012, between M & R Development, Inc. and American Power Group, Inc.
10.53 (32)	—	Exclusive Patent License Agreement dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
10.54 (33)	—	Amendment No. 2 dated June 30, 2011, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
10.55 (23)	—	Amendment No. 3 dated April 27, 2012, to Exclusive Patent License dated as of June 17, 2009, by and between GreenMan Technologies, Inc. and M & R Development, Inc. (formerly known as American Power Group, Inc.)
10.56 (2)	—	Amended and Restated Promissory Note dated as of December 1, 2009, in the principal amount of $800,000, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group (formerly known as GreenMan Alternative Energy, Inc.)
10.57 (23)	—	Amendment No. 1 dated April 27, 2012, to Amended and Restated Promissory Note dated as of December 1, 2009, issued by M & R Development, Inc. (formerly known as American Power Group, Inc.) to American Power Group, Inc. (formerly known as GreenMan Alternative Energy, Inc.)
10.58 (34)	—	Convertible Note Purchase Agreement dated as of June 2, 2015, among American Power Group Corporation and the purchasers named therein
10.59 (34)	—	Form of Subordinated Contingent Convertible Promissory Note issued to the purchasers named in the Convertible Note Purchase Agreement
10.60 (34)	—	Form of Warrant issued to the purchasers named in the Convertible Note Purchase Agreement upon conversion of the Notes
10.61 (34)	—	Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.62 (34)	—	Letter Agreement dated as of June 2, 2015, between American Power Group Corporation and Matthew Van Steenwyk

10.63 (34)	—	Form of Warrant Amendment dated as of June 2, 2015, between American Power Group Corporation and each of the purchasers named in the Convertible Note Purchase Agreement
10.64 (34)	—	Subordination Agreement dated as of June 2, 2015, between Iowa State Bank and each of the purchasers named in the Convertible Note Purchase Agreement
10.65 (34)	—	Stockholder Consent, Amendment to Securities Purchase Agreement and Termination of Registration Rights Agreement, amending the Securities Purchase Agreement dated April 30, 2012, among American Power Group Corporation (formerly known as GreenMan Technologies, Inc.) and the purchasers named therein and terminating the Registration Rights Agreement among American Power Group Corporation (formerly known as GreenMan Technologies, Inc.)
10.66 (34)	—	Stockholder Consent and Amendment to Securities Purchase Agreement, amending the Securities Purchase Agreement dated November 26, 2014, between American Power Group Corporation and Arrow, LLC
10.67 (35)	—	Loan and Security Agreement dated as of June 30, 2015, between Trident Resources LLC and American Power Group Corporation
10.68 (35)	—	Senior Secured Demand Promissory Note dated as of June 30, 2015, in the principal amount of $737,190.00, issued by Trident Resources LLC in favor of American Power Group Corporation (amended and restated by Exhibit 10.69)
10.69 (26)	—	Amended and Restated Senior Secured Demand Promissory Note dated as of December 1, 2015, in the principal amount of $497,190.00, issued by Trident Resources LLC in favor of American Power Group Corporation
10.70 (35)	—	Secured Personal Guaranty dated as of June 30, 2015, issued by Thomas Lockhart, in favor of American Power Group Corporation
10.71 (35)	—	Security Agreement dated as of June 30, 2015, between Thomas Lockhart and American Power Group Corporation
10.72 (36)	—	Exclusive License Agreement dated as of June 30, 2015, between Trident Resource LLC and American Power Group, Inc.
10.73 (36)	—	Equipment Purchase Agreement between Trident Resource LLC and American Power Group, Inc., dated as of August 12, 2015
10.74 (36)	—	Secured Promissory Note dated August 12, 2015, in the principal amount of $832,000.00, issued by American Power Group Corporation in favor of Trident Resources LLC (amended and restated by Exhibit 10.76)
10.75 (36)	—	Secured Promissory Note dated August 12, 2015, in the principal amount of $884,500.00, issued by American Power Group Corporation in favor of Trident Resources LLC (amended and restated by Exhibit 10.76)
10.76 (26)	—	Amended and Restated Secured Promissory Note dated December 1, 2015, in the principal amount of $1,716,500.00, issued by American Power Group Corporation in favor of Trident Resources LLC
10.77 (36)	—	Security Agreement dated as of August 12, 2015, between American Power Group, Inc. and Trident Resource LLC
10.78 (36)	—	Employment Agreement, effective as of August 13, 2015, between American Power Group, Inc. and Thomas Lockhart
10.79 (36)	—	Secured Financing Agreement dated as of August 24, 2015, among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.80 (36)	—	Secured Loan Agreement dated as of August 24, 2015, between WPU Leasing, LLC and American Power Group, Inc.
10.81 (36)	—	Secured Term Note #1, dated August 24, 2015, in the principal amount of $1,400,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.82 (36)	—	Secured Term Note #2, dated October 9, 2015, in the principal amount of $500,000.00, issued by American Power Group Corporation in favor of WPU Leasing, LLC

10.83 (36)	—	Guaranty (Unlimited) dated as of August 24, 2015, issued by American Power Group Corporation in favor of WPU Leasing, LLC
10.84 (36)	—	Form of Warrant issued to the members of WPU Leasing, LLC
10.85 (36)	—	Forbearance and Waiver Agreement dated January 8, 2016 among WPU Leasing, LLC, American Power Group Corporation and American power Group, Inc.
10.86 (36)	—	Amendment No. 1, dated August 24, 2015, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.87 (36)	—	Securities Purchase Agreement dated as of January 8, 2016, among American Power Group Corporation and the purchasers named therein
10.88 **	—	Form of Warrant issued to investors named in the Securities Purchase Agreement dated January 8, 2016
10.89 (37)	—	Amended and Restated Voting Agreement dated January 8, 2016, among American Power Group Corporation and the investors named therein
10.90 (36)	—	Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants who are also parties to the Securities Purchase Agreement dated as of January 8, 2016
10.91 (36)	—	Form of Amendment to Warrants dated as of January 8, 2016, between American Power Group Corporation and the holders of certain previously issued warrants
10.92 (36)	—	Amendment No. 2, dated January 8, 2016, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.93 (36)	—	Stockholder Consent, Amendment to Securities Purchase Agreements and Waiver, amending the Securities Purchase Agreements dated April 30, 2012 and November 26, 2014
10.94 (1)	—	Unsecured Promissory Note dated May 31, 2016, in the principal amount of $120,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.95 (1)	—	Unsecured Promissory Note dated June 6, 2016, in the principal amount of $120,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.96 (1)	—	Unsecured Promissory Note dated June 17, 2016, in the principal amount of $300,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.97 (1)	—	Unsecured Promissory Note dated June 30, 2016, in the principal amount of $100,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.98 (38)	—	Unsecured Promissory Note dated November 18, 2016, in the principal amount of $200,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.99 (39)	—	Securities Purchase Agreement dated as of July 5, 2016 between American Power Group Corporation and certain Purchasers
10.100 (39)	—	Form of Warrant issued to the Purchasers
10.101 (39)	—	Amendment No. 3, dated as of July 5, 2016, to American Power Group Corporation’s Registration Rights Agreement dated as of June 2, 2015
21.1 (31)	—	List of All Subsidiaries
31.1**	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1***	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.1***	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS****	—	XBRL Instance Document
101.SCH****	—	XBRL Taxonomy Extension Schema Document
101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF****	—	XBRL Taxonomy Extension Definition Document

(1)	Filed as an exhibit to American Power Group Corporation’s Form 10-Q for Quarter ended June 30, 2016, and incorporated herein by reference.

(2)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-K for the Fiscal Year Ended September 30, 2011, and incorporated herein by reference.

(3)	Filed as an Exhibit to American Power Group Corporation’s Form 10-K for the Fiscal Year Ended September 30, 2014, and incorporated herein by reference.

(4)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-KSB for the Fiscal Year Ended September 30, 2003, and incorporated herein by reference.

(5)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed April 17, 2006, and incorporated herein by reference.

(6)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed January 31, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed April 28, 2016, and incorporated herein by reference.

(8)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended December 31, 2000, and incorporated herein by reference.

(9)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended March 31, 2010, and incorporated herein by reference.

(10)	Filed as an Appendix to American Power Group Corporation’s Definitive Proxy Statement filed April 13, 2016, and incorporated herein by reference.

(11)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form SB-2 No. 33-86138, and incorporated herein by reference.

(12)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-QSB for the Quarter Ended June 30, 2001, and incorporated herein by reference.

(13)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed March 6, 2006, and incorporated herein by reference.

(14)	Filed as an Exhibit to American Power Group Corporation’s Form 10-Q for the Quarter Ended March 31, 2016, and incorporated herein by reference.

(15)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K filed November 6, 2014, and incorporated herein by reference.

(16)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed November 15, 2010, and incorporated herein by reference.

(17)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 10-Q for the Quarter Ended December 31, 2011, and incorporated herein by reference.

(18)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed January 25, 2016, and incorporated herein by reference.

(19)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed April 20, 2016, and incorporated herein by reference.

(20)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed September 19, 2016, and incorporated herein by reference.

(21)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and incorporated herein by reference.

(22)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Registration Statement on Form S-1, No. 333-173264, and incorporated herein by reference.

(23)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed May 2, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to American Power Group Corporation’s Current Report, as amended, on Form 8-K/A filed May 28, 2014, and incorporated herein by reference.

(25)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K filed September 6, 2014, and incorporated herein by reference.

(26)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed December 16, 2015, and incorporated herein by reference.

(27)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed May 2, 2016, and incorporated herein by reference.

(28)	Filed as an Exhibit to Amendment No. 1 to GreenMan Technologies, Inc.’s Registration Statement on Form S-1/A, No. 333-181773, and incorporated herein by reference.

(29)	Filed as an Exhibit to American Power Group Corporation’s Current Report on Form 8-K filed December 2, 2014, and incorporated herein by reference.

(30)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed November 30, 2012, and incorporated herein by reference.

(31)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and incorporated herein by reference.

(32)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed June 23, 2009, and incorporated herein by reference.

(33)	Filed as an Exhibit to GreenMan Technologies, Inc.’s Form 8-K filed July 7, 2011, and incorporated herein by reference.

(34)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed June 4, 2015, and incorporated herein by reference.

(35)	Filed as an Exhibit to American Power Group Corporation’s Form 10-Q for the Quarter ended June 30, 2015, and incorporated herein by reference.

(36)	Filed as an Exhibit to American Power Group Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and incorporated herein by reference.

(37)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed July 11, 2016, and incorporated herein by reference.

(38)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed November 28, 2016, and incorporated herein by reference.

(39)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed August 24, 2016, and incorporated herein by reference.

†	GreenMan Technologies, Inc. changed its name to American Power Group Corporation effect August 1, 2012.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

****	In accordance with Rule 406T of Regulation S-T, the XBRL (eXtensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated by reference into any registration statement, prospectus or other document.

American Power Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Power Group Corporation

Lynnfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Power Group Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Group Corporation and subsidiaries as of September 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that American Power Group Corporation and subsidiaries will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schechter Dokken Kanter Andrews & Selcer, Ltd.
Minneapolis, Minnesota
January 17, 2017

American Power Group Corporation

Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$211,201	$67,162
Certificates of deposit, restricted	—	309,984
Accounts receivable, trade, less allowance for doubtful accounts of $698 and $12,657 as of September 30, 2016 and September 30, 2015	403,108	779,020
Inventory	508,245	540,994
Note receivable, related party	497,190	737,190
Prepaid expenses	130,709	113,759
Other current assets	139,075	30,341
Total current assets	1,889,528	2,578,450
Property and equipment, net	3,790,365	3,739,053
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	406,667	486,667
Purchased technology, net	141,667	191,667
Software development costs, net	2,503,102	2,998,076
Other	264,434	220,457
Total other assets	4,113,257	4,694,254
	$9,793,150	$11,011,757
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$491,607	$1,016,579
Accrued expenses	1,496,879	819,196
Notes payable, current, net of discount and financing fees	104,925	854,682
Contingent convertible promissory notes - related parties	—	2,475,000
Notes payable, related parties, current	744,614	342,562
Obligations due under lease settlement, current	181,704	68,518
Total current liabilities	3,019,729	5,576,537
Notes payable, net of current portion and net of debt discount and financing fees	2,153,413	2,205,031
Notes payable, related parties, net of current portion and net of financing fees	2,741,368	2,727,258
Warrant liability	37,285	223,608
Obligations due under lease settlement, net of current portion	211,504	505,540
Total liabilities	8,163,299	11,237,974

Stockholders’ equity (deficit)
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 740 shares and 938 shares issued and outstanding at September 30, 2016 and September 30, 2015	740	938
Series B 10% Convertible Preferred Stock, $1.00 par value, 200 shares authorized, 0 shares and 200 shares issued and outstanding at September 30, 2016 and September 30, 2015	—	200
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares and 0 shares issued and outstanding at September 30, 2016 and September 30, 2015	52	—
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares and 0 shares issued and outstanding at September 30, 2016 and September 30, 2015	22	—
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares and 0 shares issued and outstanding at September 30, 2016 and September 30, 2015	397	—
Series D-3 Convertible Preferred Stock, $1.00 par value, 210 shares authorized, 205 shares and 0 shares issued and outstanding at September 30, 2016 and September 30, 2015	205	—
Common stock, $.01 par value, 350 million and 150 million shares authorized, 75,055,296 shares and 55,287,349 issued and outstanding at September 30, 2016 and September 30, 2015	750,553	552,874
Additional paid-in capital	74,564,138	62,497,398
Accumulated deficit	(73,686,256)	(63,277,627)
Total stockholders’ equity (deficit)	1,629,851	(226,217)
	$9,793,150	$11,011,757

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2016	2015
Net sales	$1,862,585	$2,958,581
Cost of sales	3,057,127	3,125,623
Gross loss	(1,194,542)	(167,042)
Operating expenses
Selling, general and administrative	4,086,034	4,179,560
Operating loss from continuing operations	(5,280,576)	(4,346,602)
Non operating income (expense)
Interest and financing costs	(807,152)	(382,166)
Interest – discount on contingent convertible promissory notes - warrants	(906,874)	—
Interest – discount on contingent convertible promissory notes – beneficial conversion feature	(649,813)	—
Interest income	145,845	56,193
Loss on extinguishment of debt	(447,492)	—
Warrant extension expense	—	(454,253)
Revaluation of warrants	186,323	5,774,178
Other, net	200,605	(173,076)
Non operating (loss) income, net	(2,278,558)	4,820,876
Net (loss) income	(7,559,134)	474,274
10% Convertible Preferred stock dividends	(1,298,571)	(1,125,540)
Series B, 10% Convertible Preferred stock beneficial conversion feature	—	(394,631)
Series D Convertible Preferred stock beneficial conversion feature	(1,550,924)	—
Net loss available to common stockholders	$(10,408,629)	$(1,045,897)

(Loss) income from continuing operations per share – basic and diluted	$(0.13)	$0.01
Net loss per Common share - 10% Preferred Stock dividend	(0.02)	(0.02)
Net loss per Common share - Series B, 10% Convertible Preferred Stock beneficial conversion feature	—	(0.01)
Net loss per Common share - Series D Convertible Preferred Stock beneficial conversion feature	(0.03)	—
Net loss attributable to Common stockholders - basic and diluted	$(0.18)	$(0.02)

Weighted average shares outstanding:
Basic	58,317,346	51,405,043
Diluted	58,317,346	51,405,043

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended September 30, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2014	941	$941	50,735,050	$507,351	$58,248,103	$(62,231,730)	$(3,475,335)
Compensation expense associated with stock options	—	—	—	—	46,826	—	46,826
Common stock issued for expenses	—	—	128,925	1,289	16,760	—	18,049
Common Stock issued upon option and warrant exercise	—	—	10,870	109	(109)	—	—
Common stock issued for license agreement	—	—	2,000,000	20,000	280,000	—	300,000
Warrant extension expense	—	—	—	—	454,253	—	454,253
Common stock issued upon Preferred Stock conversion	(3)	(3)	91,667	916	(913)	—	—
Sale of Series B, 10% Convertible Preferred stock unit;
Sales of Series B Preferred stock, net of fees	200	200	—	—	1,253,288	—	1,253,488
Series B Preferred stock beneficial conversion feature	—	—	—	—	394,631	(394,631)	—
Fair value of warrant liability reclassified as additional paid in capital	—	—	—	—	1,193,846	—	1,193,846
Fair value of warrants issued for financing	—	—	—	—	86,923	—	86,923
Common stock issued for 10% Convertible Preferred stock dividend	—	—	2,320,837	23,209	523,790	(546,999)	—
10% Convertible Preferred stock dividend paid in cash	—	—	—	—	—	(578,541)	(578,541)
Net income for the fiscal year ended September 30, 2015	—	—	—	—	—	474,274	474,274
Balance, September 30, 2015	1,138	$1,138	55,287,349	$552,874	$62,497,398	$(63,277,627)	$(226,217)
Compensation expense associated with stock options	—	—	—	—	160,244	—	160,244
Warrants issued for services rendered	—	—	—	—	21,109	—	21,109
Common stock issued for expenses	—	—	455,270	4,553	41,974	—	46,527
Common stock issued for related party note payment	—	—	1,209,857	12,098	157,281	—	169,379
Issuance of Series C Convertible Preferred stock, net of fees	257	257	—	—	2,569,258	—	2,569,515
Common stock issued upon Preferred Stock conversion	(1)	(1)	22,303	223	(222)	—	—
Interest – discount on contingent convertible promissory notes – beneficial conversion feature	—	—	—	—	649,813	—	649,813
Interest – discount on contingent convertible promissory notes - warrants	—	—	—	—	906,874	—	906,874
Sale of Series D Convertible Preferred stock unit;
Sales of Series D Convertible Preferred stock, net of fees	22	22	—	—	2,127,812	—	2,127,834
Series D Convertible Preferred stock beneficial conversion feature	—	—	—	—	1,550,924	(1,550,924)	—
Common stock issued, net of fees	—	—	9,420,533	94,205	1,400,037	—	1,494,242
Warrants issued in connection with debt financing	—	—	—	—	1,324,682	—	1,324,682
Common stock issued for 10% Convertible Preferred stock dividend	—	—	8,659,984	86,600	1,156,954	(1,137,635)	105,919
10% Convertible Preferred stock accrued but not paid	—	—	—	—	—	(160,936)	(160,936)
Net loss for the fiscal year ended September 30, 2016	—	—	—	—	—	(7,559,134)	(7,559,134)
Balance, September 30, 2016	1,416	$1,416	75,055,296	$750,553	$74,564,138	$(73,686,256)	$1,629,851

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(7,559,134)	$474,274
Adjustments to reconcile net income to net cash used in operating activities:
Revaluation of warrants	(186,323)	(5,774,178)
Warrant extension expense	—	454,253
Interest – discount on contingent convertible promissory notes – warrants	906,874	—
Interest – discount on contingent convertible promissory notes – beneficial conversion feature	649,813	—
Inventory valuation allowance	85,942	122,008
Shares issued in lieu of wages	46,527	—
Loss on disposal of property and equipment	11,740	2,298
Loss on extinguishment of debt	447,492	—
Warrants issued for services rendered	7,243	—
Depreciation expense	394,559	323,014
Amortization of deferred financing costs	55,655	12,294
Stock compensation expense	160,244	46,826
(Recovery) provision for bad debts	(11,959)	12,657
Amortization of software development costs	728,948	607,942
Amortization of long term contracts	80,000	55,000
Amortization of purchased technology	50,000	50,000
(Increase) decrease in assets:
Accounts receivable	387,871	921,962
Inventory	(53,193)	131,209
Prepaid and other current assets	8,256	141,661
Other assets	(43,977)	(41,456)
Increase (decrease) in liabilities:
Accounts payable	(386,269)	(190,116)
Accrued expenses	368,611	(99,922)
Net cash used in operating activities	(3,851,080)	(2,750,274)
Cash flows from investing activities:
Proceeds from certificate of deposit	310,120	—
Proceeds from note receivable, related party	50,000	—
Payments to acquire note receivable	—	(737,190)
Proceeds from sale and disposal of property and equipment	38,000	107,500
Purchase of property and equipment	(20,604)	(186,675)
Purchases for construction in progress	(214,953)	(1,395,356)
Software development costs	(230,674)	(404,038)
Net cash used in investing activities	(68,111)	(2,615,759)
Cash flows from financing activities:
Proceeds from sales of Series D Convertible Preferred stock, net of fees	2,127,834	—
Proceeds from sale of common stock	1,494,242	—
Proceeds from line of credit	365,000	500,000
Proceeds from notes payable	166,488	—
Proceeds from contingent convertible promissory notes	—	2,475,000
Proceeds from notes payable, related party	500,000	1,400,000
Repayment of notes payable	(533,399)	(328,332)
Repayment of notes payable, related party	(56,935)	(212,657)
Payment of cash dividend on 10% convertible preferred stock	—	(475,355)
Net proceeds on issuance of 10% convertible preferred stock	—	1,948,119
Net cash provided by financing activities	4,063,230	5,306,775
Net increase (decrease) in cash and cash equivalents	144,039	(59,258)
Cash and cash equivalents at beginning of year	67,162	126,420
Cash and cash equivalents at end of year	$211,201	$67,162

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2016	2015

Supplemental disclosure of cash flow information:
Interest paid	$550,349	$225,907

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	2,569,515	—
Refinancing of note payable	—	2,567,000
Equipment financed with long-term note	—	1,716,500
Reclassification into additional paid in capital due to waived down-round provision right	—	1,193,846
Warrants issued for financing costs	1,324,682	86,923
Dividends paid on preferred stock through issuance of common stock	1,137,635	546,999
Dividends included in accrued expenses and accounts payable	55,017	103,186
Shares issued for related party note payment	169,379	—
Equipment received in lieu of payment on note receivable	190,000	—
Warrants issued	21,109	694,631
Beneficial conversion feature attributable to issuance of Series B, Preferred Stock	—	394,631
Shares issued in connection with license agreement	—	300,000
Refinancing related party note payable	—	150,000
Insurance premiums financed with short-term debt	120,210	123,080
Capitalized interest included in construction in progress	53,660	14,820
Software development expenditures included in accounts payable and accrued expenses	3,300	83,182
Bank fees financed with long-term note	—	30,000
Construction in progress expenditures included in accounts payable	—	26,732
Shares issued in lieu of expenses	—	18,049
Fixed asset expenditures included in accrued expenses and accounts payable	9,261	0

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

APG (together with its subsidiaries “we”, “us” or “our”) was founded in 1992 and has operated as a Delaware corporation since 1995.

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

During the period of July to September 2016, entities related to two Directors loaned us $840,000 under short term 10% promissory notes. These notes were subsequently converted into a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of Common Stock.

On September 14, 2016, we entered into a new $3 million term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under prior loan agreements. Two of our Directors each guaranteed, severally and not jointly, to guaranty the payment of up to $1,750,000 of the Iowa State obligations.

In December 2016, our Board approved a non-binding term sheet with entities related to two of our Directors and an existing shareholder to raise up to $3 million in new capital. Under this term sheet, we expect that the investors and two officers will loan us $2.38 million in January 2017 under 10% convertible promissory notes. These notes would be automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000, into shares of a new proposed Series E 12.5% Convertible Preferred Stock. Upon conversion of the notes, we will issue each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares of Common Stock into which their Series E Preferred Stock is convertible. Concurrent with the closing of these loans, Neil Braverman, a Director, is expected to become Chairman of the Board of Directors, replacing Maurice Needham who will remain as a Director.

In connection with the proposed financing, WPU Leasing is expected to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU Leasing is expected to amend their notes, as of December 1, 2016 to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. There can be no assurance that the financing and other transactions contemplated by the non-binding term sheet will be completed.

As of January 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

American Power Group Corporation

Notes to Consolidated Financial Statements

Nature of Operations, Risks, and Uncertainties

Dual Fuel Technology Subsidiary - American Power Group, Inc.

Our patented dual fuel conversion system is a unique external fuel delivery enhancement system that converts existing diesel engines into more efficient and environmentally friendly engines that have the flexibility, depending on the circumstances, to run on:

●	Diesel fuel and compressed natural gas (CNG) or liquefied natural gas (LNG);

●	Diesel fuel and pipeline gas, well-head gas or approved bio-methane; or

●	100% diesel.

Our proprietary technology seamlessly displaces up to 75% (average displacement ranges from 40% to 65%) of the normal diesel fuel consumption with various forms of natural gas. Installation requires no engine modification, unlike the more expensive fuel injected alternative fuel systems in the market.

By displacing highly polluting diesel fuel with less expensive, abundant and cleaner burning natural gas, a user can:

●	Reduce fuel and operating costs by 5% to 15%;

●	Reduce toxic emissions such as nitrogen oxide (NOX), carbon monoxide (CO) and fine particulate emissions; and

●	Enhance the engine’s operating life, since natural gas is a cleaner burning fuel source.

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

In August 2015, we entered flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby they exclusively licensed to us their proprietary next generation natural gas liquids (“NGL”) compression/refrigeration process. The proprietary Trident NGL capture and recovery process captures and converts a higher percent of the gases at these remote and stranded well sites, with its mobile and modular design when compared to other competitive capture technologies. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.

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

During the twelve months ended September 30, 2016, operations from our Natural Gas Liquids Division were not significant.

Liquidity and Management’s Plans

As of September 30, 2016, we had $211,201 in cash and cash equivalents and a working capital deficit of $1,130,201. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

American Power Group Corporation

Notes to Consolidated Financial Statements

Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through fiscal 2017. In order to ensure the future viability of American Power Group beyond that point, management has implemented or is in the process of implementing the following actions:

A. 10% Contingent Convertible Promissory Notes and Series E Convertible Preferred Stock

In December 2016, our Board approved a non-binding term sheet with entities related to two of our Directors and an existing shareholder to raise up to $3 million in new capital. Under this term sheet, we expect that the investors and two officers will loan us $2.38 million in January 2017 under 10% convertible promissory notes. These notes would be automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350,000,000 to 600,000,000, into shares of a new proposed Series E 12.5% Convertible Preferred Stock. Upon conversion of the notes, we will issue each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares of Common Stock into which their Series E Preferred Stock is convertible. There can be no assurance that the financing and other transactions contemplated by the non-binding term sheet will be completed.

B. Deferment of WPU Leasing Payments and Cash Dividend Payments

In connection with the proposed financing, WPU Leasing is expected to agree to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU Leasing is expected to amend their notes, as of December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. These changes will reduce our cash outflow commitments by approximately $760,000 during fiscal 2017.

Our Board of Directors have determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During fiscal 2016 and 2015, certain stockholders agreed to accept shares of Common Stock valued at $1,243,554 and $547,000, respectively in lieu of cash dividend representing 96% and 49% of all dividends due during those respective periods.

C. New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under an existing loan agreements. In conjunction with the new Credit Facility, Iowa State Bank agreed to reduce our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) and based on New York Prime plus a .5% (4% at September 30, 2016) on the working capital line. We had $355,000 of additional availability on our working capital line at September 30, 2016.

E. July 2016 Private Placement of Common Stock and Warrants

During the period of July to September 2016, we completed a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock to a group of accredited investors including a Director and two entities affiliated with two other Directors. The purchase price of the common stock and exercise price of the warrant were equal the 20 day volume weighted average price preceding the receipt of each investor’s funds.

F. Series D Convertible Preferred Stock Private Placement

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

American Power Group Corporation

Notes to Consolidated Financial Statements

G. Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through September 2016 of approximately $1.4 million which based on our fiscal 2017 operating plan has been reduced to approximately $200,000.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of APG and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the evaluation of intangible assets, the valuation reserve on inventory, the value of our lease settlement obligation, the warranty accrual and the value of equity instruments issued. The amount that may be ultimately realized from assets and liabilities could differ materially from the values recorded in the accompanying financial statements as of September 30, 2016.

Cash Equivalents

Cash equivalents include short-term investments with original maturities of three months or less.

Certificates of Deposit

All certificate of deposit investments have an original maturity of more than three months but less than three years and are stated at original purchase price plus interest, which approximates fair value. As of fiscal year ended September 30, 2016 and 2015, respectively, we have pledged a certificate of deposit for $0 and $309,984, as collateral for two loans currently outstanding with Iowa State Bank.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We maintain our bank accounts at multiple banks which at times such balances may exceed FDIC insured limits. We have not experienced any losses as a result of this practice.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating past due individual customer receivables and considering a customer’s financial condition, credit history, and the current economic conditions. Individual accounts receivable are written off when deemed uncollectible, with any future recoveries recorded as income, when received.

Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. As of September 30, 2016 and September 30, 2015, respectively, we had recorded inventory valuation allowance of $279,580 and $193,637.

American Power Group Corporation

Notes to Consolidated Financial Statements

Inventory consists of the following:

	September 30, 2016	September 30, 2015
Raw materials, net of valuation allowance	$507,035	$514,041
Work in progress	-	25,784
Finished goods	1,210	1,169
Total inventory	$508,245	$540,994

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expense is provided on the straight-line method. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Significant improvements and major renewals that extend the useful life of equipment are capitalized.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $106,780 and $127,558 for the fiscal years ended September 30, 2016 and 2015, respectively.

Revenue Recognition

Our dual fuel conversion operations derive revenue from (1) product revenue which is earned from the sale and installation of dual fuel conversion equipment and (2) maintenance and service work orders. All components are purchased from external sources including several proprietary patented components which are configured by our internal engineering staff to a customer’s specific diesel engine family. The components are assembled into installation kits by us and then delivered on site for installation. All installations are managed by an American Power Group led team or certified third party installer.

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

Our wellhead flare capture and recovery services (“NGL”) operation derives revenues from product sales at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. We record transportation costs and volume differentials, as cost of sales when incurred. Volume differentials result from differences in the measurement of product volumes when delivered to customer terminals.

Bill and Hold Arrangements. On occasion, we recognize revenue on a “bill-and-hold” basis in accordance with the authoritative guidance. Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

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

American Power Group Corporation

Notes to Consolidated Financial Statements

Shipping and Handling Fees and Costs

Shipping and handling fees and costs billed to customers and incurred by us are reported on a net basis in cost of sales in the consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit for the period represents the change in the net deferred tax asset or liability from the beginning to the end of the period. As of September 30, 2016, we had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. With few exceptions, we are no longer subject to U.S. Federal, state or local income tax examinations by authorities for years before fiscal 2013.

Stock-Based Compensation

We measure and recognize compensation cost for all share-based awards based on the grant-date fair value estimated using the Black-Scholes option pricing model. We have estimated for forfeitures in determining expected terms on stock options for calculating expense. Amortization of stock compensation expense was $160,244 and $46,826 for the fiscal years ended September 30, 2016 and 2015, respectively. The unamortized compensation expense at September 30, 2016 was $296,800 and will be amortized over a weighted average remaining amortizable life of approximately 4.25 years.

The fair value of each option grant during the year ended September 30, 2016 under the 2016 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.5%; expected volatility based on historical trading information of approximately 72% and expected terms of 5 years.

The fair value of each option grant during the year ended September 30, 2016 under the 2005 Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 2%; expected volatility based on historical trading information of approximately 56% and expected terms of 5 years.

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

In conjunction with the exclusive license agreement from Trident Resources, LLC, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $30,000 and $5,000 for the fiscal years ended September 30, 2016 and 2015, respectively. Accumulated amortization was $35,000 and $5,000 at September 30, 2016 and 2015, respectively.

In conjunction with the American Power Group acquisition and license agreement, we recognized $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology was $100,000 for each of the fiscal years ended September 30, 2016 and 2015. Accumulated amortization was $716,667 and $616,667 at September 30, 2016 and 2015, respectively.

American Power Group Corporation

Notes to Consolidated Financial Statements

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

During fiscal year 2011, we incurred costs to develop these software applications that were recorded as research and development costs and expensed as incurred until we were able to establish technological feasibility, which we did in September 2011 with our first EPA engine family approval. As a result, we began capitalizing costs associated with our software application development. We will cease capitalization of additional costs when each engine family is available for general release to customers. As of September 30, 2016, we have capitalized $4,609,222 of development costs associated with our Outside Useful Life (“OUL”) ($1,927,433) and Inside Useful Life (“IUL”) ($2,681,789) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the fiscal years ended September 30, 2016 and 2015, respectively, were $728,948 and $607,942.

Amortization expense associated with related intangibles during the next five years and thereafter is anticipated to be:

	NGL Services	Dual Fuel
Years ending September 30:	Contracts	Contracts	Technology	Software Development	Total
2017	$30,000	$50,000	$50,000	$737,401	$867,401
2018	30,000	50,000	50,000	565,418	695,418
2019	30,000	41,667	41,667	387,017	500,351
2020	30,000	—	—	335,037	365,037
2021	30,000	—	—	317,797	347,797
2022 and thereafter	115,000	—	—	160,432	275,432
	$265,000	$141,667	$141,667	$2,503,102	$3,051,436

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

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	September 30, 2016	September 30, 2015
Warranty accrual at the beginning of the period	$167,180	$221,562
Charged to costs and expenses relating to new sales	51,754	70,426
Costs of product warranty claims	(30,221)	(124,808)
Warranty accrual at the end of period	$188,713	$167,180

American Power Group Corporation

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015 the FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for us beginning in fiscal 2019 (October 1, 2018), however, we may adopt this guidance as of the original effective date. This guidance can be adopted by us either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

Share Based Payments. In June 2014, the FASB issued an amendment to the topic regarding share-based payments and instances where terms of an award provide that a performance target can be achieved after the requisite service period. This guidance has been provided to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

American Power Group Corporation

Notes to Consolidated Financial Statements

Debt Issuance Costs. In April 2015, the FASB issued a standard that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We have implemented this standard early with the filing of our 10-K, dated September 30, 2016. The adoption did not have a material impact on our financial position, results of operation or cash flows.

Inventory Measurement. In July 2015, the FASB issued a new topic on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

American Power Group Corporation

Notes to Consolidated Financial Statements

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.

Reclassification

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Net Income Per Share

Basic net income per share is calculated by dividing the net income less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants.

Basic net income per share is calculated by dividing the net loss less the sum of 10% Convertible Preferred Stock dividends declared by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by us relate to outstanding 10% Convertible Preferred Stock, stock options and warrants. Basic and diluted net (loss) income per share is ($0.13) and $0.01 for the years ended September 30, 2016 and 2015, respectively, which does not include the effect of the inclusion of 10% Convertible Preferred Stock, outstanding options and warrants since their inclusion would be anti-dilutive. The calculation of diluted net income per share above excludes 38,600,194 options and warrants that are outstanding at September 30, 2015 and 28,444,452 shares issuable upon conversion of Preferred Stock at September 30, 2015. Despite our operating income, these options and warrants are deemed to be anti-dilutive as their exercise price exceeds the average closing price used in the calculation of fully diluted shares. In addition, in October 2015, we issued $2.475 million of Series C Convertible Preferred Stock which converted into 12.85 million shares of Common Stock and warrants to purchase 12.85 million shares of Common Stock.

2. Property and Equipment

Property and equipment for our American Power Group subsidiary consist of the following:

	September 30, 2016	September 30, 2015	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,133,075	3,342,202	3 – 10 years
Construction in progress	1,902,654	1,436,908
Less accumulated depreciation	(1,372,451)	(1,167,144)
Machinery and equipment, net	$3,790,365	$3,739,053

American Power Group Corporation

Notes to Consolidated Financial Statements

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

On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5.0% penalty for late payment. In October 2015, Trident repaid $240,000, of the outstanding principal balance including $50,000 in cash and equipment valued at $190,000. As of September 30, 2016, the outstanding unpaid principal balance was $497,190 and accrued but unpaid interest and late fees were approximately $112,598. As of January 10, 2016, Trident has made no additional payments. We are evaluating our alternatives but believe the value of the collateral pledged by Trident equals or exceeds the balance due and therefore believe no reserve for uncollectiblity is necessary as of September 30, 2016.

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

In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license that can be applied to the outstanding principal and interest payments to 50% of the royalty payments due to M & R and defer all interest and principal payments due under the note through the end of calendar 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest but M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and then, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of September 30, 2016. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours. As of September 30, 2016, accrued interest due under the note was $192,967 and is included with other assets on the balance sheet.

American Power Group Corporation

Notes to Consolidated Financial Statements

5. Notes Payable/Credit Facilities

Credit Facilities

	September 30, 2016	September 30, 2015
Notes payable consists of the following at:
Revolving line of credit, Iowa State Bank, secured by Security Agreement, Business Loan Agreement and guaranty from two related party shareholders dated September 14, 2016, with an interest rate of 4%, with interest payments due monthly and principal due September 14, 2017	$165,000	$500,000
Term note payable, Iowa State Bank, secured by Security Agreement and Business Loan Agreement dated September 14, 2016 and guaranty from two related party shareholders, with an interest rate of 4%, requiring monthly payments of $30,659, beginning December 14, 2016. The maturity date of the loan is November 14, 2026.	3,000,000	2,541,414
Other unsecured term note payable with interest rate ranging from 3.54% to 4.03%, requiring monthly payments of principal and interest with due dates ranging from February 2017 to June 2017	39,028	44,315
	3,204,028	3,085,729
Less current portion	(391,496)	(854,682)
Less unamortized discount and deferred financing fees, net of current	(659,119)	(26,016)
Notes payable, non-current portion	$2,153,413	$2,205,031

As a result of refinancing the Credit Facility, we recorded a $497,492 loss on extinguishment of debt during the fourth quarter of 2016. This amount includes $718,161 recorded as a discount to the principal amount of the Credit Facility, which is being accreted to interest expense over the term of the Credit Facility using the effective interest method, $22,055 of original debt issuance costs expensed at the time of the refinancing, and $1,143,598 in warrants issued to the Guarantors as consideration for their guarantee. The warrants were valued using the Black-Scholes pricing model with the following assumptions; dividend yield 0%; risk-free interest rate of 1.2%; volatility of approximately 73%, and expected term of 5 years. See Note 9, Fair Value Measurements, for further discussion regarding the recorded value of the Credit Facility.

The aggregate annual maturities (which excludes unamortized discount of $0.7 million) for all notes payable as of September 30, 2016, over the next five years and thereafter, are as follows:

Years Ending September 30:
2017	$391,496
2018	258,639
2019	269,326
2020	280,208
2021 and beyond	2,004,359
$3,204,028

Refinancing of Credit Facility

On September 14, 2016, we entered into a new $3 million term loan agreement and new $500,000 working capital line of credit (collectively referred to as the “Credit Facility”) with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under existing loan agreements.

Under the terms of the new term loan we will make (i) 36 consecutive monthly payments of $30,659, beginning on December 14, 2016, which includes interest at the rate of 4.0% per annum, followed by (ii) 84 consecutive monthly payments of $30,659, beginning on December 14, 2019, adjusted to reflect an interest rate equal to The Wall Street Journal U.S. Prime Rate plus 0.5%. The final payment of all principal and accrued interest on the term loan is due on November 14, 2026.

American Power Group Corporation

Notes to Consolidated Financial Statements

In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of September 14, 2017 and bearing interest at a rate equal to The Wall Street Journal U.S. Prime Rate plus 0.5% (4% as of September 30, 2016). The maximum amount we may borrow from time to time under the line of credit remains equal to lesser of (i) the sum of 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, and 50% of the value of our inventory, or (ii) $500,000. As of September 30, 2016, the balance on the line of credit was $165,000 and we had sufficient collateral to borrow an additional $335,000.

Our obligations under the Credit Facility are secured by the grant of a first priority security interest in all of our assets, a Parent guaranty, and a limited personal guaranty of two of our Directors (the “Guarantors”) which replaced several prior security agreements including (i) our commitment to issue up to 2,000,000 shares of its common stock, par value $.01 per share, to Iowa State Bank in the event of a payment default, and (ii) a stock pledge of 500,000 shares of our Common Stock in aggregate, owned by a Board member and two members of the our management team.

Amounts borrowed under the Credit Facility are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the Credit Facility; (ii) any failure to keep the collateral insured; (iii) any default under any of the documents related to the Credit Facility; (iv) any attempt by any other creditor of ours to collect any indebtedness through court proceedings; (v) any assignment for the benefit of creditors by us, or our insolvency; (vi) the institution of certain bankruptcy proceedings by or against us; (vii) any breach by us of any covenant in the documents related to the Credit Facility; and (viii) any other occurrence that either significantly impairs the value of the collateral or causes Iowa State Bank to reasonably believe that they will have difficultly collecting the amounts borrowed under the Credit Facility.

Agreements with the Guarantors

The Guarantors have each agreed, severally and not jointly, to guaranty the payment of up to $1,750,000 of the Credit Facility obligations, including the payment of principal, interest and all costs of collection.

We entered into a Credit Support Agreement with the Guarantors pursuant to which, in consideration of their guaranty of the Credit Facility obligations, we issued each Guarantor a ten year warrant to purchase up to 6,950,000 shares of our Common Stock, at an initial exercise price of $.20 per share. Each Warrant may be exercised at any time during the term for up to 5,560,000 shares with the remaining 1,390,000 additional shares becoming exercisable based on any the following conditions: (i) if Iowa State Bank initiates any action to enforce the Guarantor’s guaranty, (ii) if the Guarantors, as provided for, elect to repay, on our behalf, all of the obligations due under the Credit Facility before September 13, 2019 or (iii) in the absence of either of the foregoing events if their guarantees have not been released by Iowa State Bank prior to September 13, 2019.

The Guarantors have agreed that if they payoff Iowa State Bank prior to September 13, 2019 they will succeed to all of the rights and interests of Iowa State Bank as the lender and secured party under all agreements, promissory notes and other instruments which comprise the Credit Facility. Unless otherwise agreed by us, no other term or condition of the Credit Facility will be deemed to amended or restated. If the Guarantor’s payoff Iowa State Bank subsequent to September 13, 2019, they have the right to receive shares of our Common Stock (valued at the 20 day VWAP prior to payment) equal to the amount paid plus a warrant to purchase a number of shares (at the same 20 day VWAP price) equal to the shares of Common Stock issued in payment of the bank obligations.

Using the Black-Scholes option pricing model we determined the value of the warrants issued to the Guarantor(s) to be $1,324,682. We allocated $181,084 of the warrant value to the line of credit, in addition to third party legal fees which is being amortized over twelve months.

American Power Group Corporation

Notes to Consolidated Financial Statements

6. Notes Payable, Related Parties

	September 30, 2016	September 30, 2015
Notes payable, related parties consists of the following at:
Term note payable, Trident Resources, LLC, secured by liens on equipment with an interest rate of 6.0% and requiring 48 monthly payments of $40,312, commencing February 29, 2016 with a due date of January 31, 2020	1,716,500	1,716,500
Term notes payable, WPU Leasing LLC, secured by liens on equipment with an interest rate of 22.2% and requiring the first partial payment of $21,821, with various payment structures with varying amounts, commencing on various dates with a due date of August 31, 2019	1,758,484	1,385,843
Officer’s 10% promissory note, due September 30, 2017	50,000	50,000
	3,524,984	3,152,343
Less current portion	(744,614)	(386,083)
Less deferred financing fees	(39,002)	(39,002)
Notes payable, related parties non-current portion	$2,741,368	$2,727,258

The following is a summary of maturities of carrying values of all notes payable as it relates to the related party notes as of September 30, 2016:

Years Ending September 30:
2017	$744,614
2018	926,660
2019	1,036,215
2020	463,592
2021 and beyond	353,903
$3,524,984

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

As of December 1, 2015 we amended and restated, these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest commencing on February 29, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these productions goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under their promissory note to the Company. As of January 10, 2017 no principal or interest payments have been made on this note. As of September 30, 2016, we have accrued interest expense of $120,345 associated with this note which is included in accrued expenses.

Financing Agreement -WPU Leasing, LLC

On August 24, 2015, we entered into a Secured Financing Agreement with WPU Leasing LLC, an accredited institutional investor, the members of which are affiliated with certain members of our Board of Directors. Pursuant to this agreement, WPU Leasing committed to loan us up to $3,250,000 to fund our purchase of two additional wellhead gas processing systems. Our initial note of $1,400,000 under the financing agreement was issued on August 24, 2015 and the second note of $500,000 was issued on October 9, 2015. The obligation to provide the remaining $1.325 million expired in March 2016. The notes bear interest at the rate of 22.2% per annum, and are secured by a security interest in the purchased equipment and are guaranteed by the Company.

American Power Group Corporation

Notes to Consolidated Financial Statements

In January 2016, we reached an agreement pursuant to which WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduced our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing had the option, starting June 30, 2016, of taking deferred and current payments in shares of our Common Stock (based on the 20 day volume weighted average price prior to conversion) which would positively impact our cash flow position going forward. At June 30, 2016, a member of WPU Leasing, LLC which is affiliated with one of our Directors agreed to accept 1,209,857 shares of common stock (valued at $.14 per share) in lieu of cash for deferred principal and interest payments due as of June 30, 2016 of $169,379. No other payments have been made since June 30, 2016. As of September 30, 2016, we have accrued interest associated with this note of $238,953, which is included in accrued expenses.

In consideration of WPU Leasing’s commitment under the Financing Agreement, we issued to WPU Leasing’s members warrants (the “Warrants”) to purchase up to the lesser of (i) an aggregate of 3,250,000 shares of our Common Stock or (ii) one share of Common Stock for each dollar borrowed by us under the Loan Agreement. During the fiscal year ended September 30, 2016, we terminated Warrants to purchase 1,325,000 shares of Common Stock due to the fact WPU Leasing had not provided the remaining $1.325 million of their commitment. The exercise price of the Warrants is $0.20 per share and are exercisable for a period of four years from the date of issue and may be exercised on a cashless basis. We determined the value of these warrants using the Black Scholes option pricing model and recorded deferred financing costs of $86,923, which will be amortized over the term of the finance agreement.

In connection with the proposed financing described earlier in Recent Developments, WPU Leasing is expected to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments, but no later than such time as we are EBITDA positive for two consecutive quarters. In addition, WPU Leasing is expected to amend its notes, retroactive to December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. We expect to issue WPU Leasing warrants to purchase a number of shares of common stock equal to the calculated interest savings associated with the 7.2% reduction in interest divided by the strike price of the Series E warrants. WPU Leasing has waived any existing or anticipated defaults through January 31,2017, while we work to formalize the changes noted above. There can be no assurance that the financing and other transactions contemplated by the non-binding term sheet will be completed.

Officer’s Promissory Note

In 2010, an officer loaned us $50,000 under an unsecured promissory note, the maturity of which has been extended several times. In September 2016, the officer agreed to extend the maturity of the outstanding $50,000 balance to September 30, 2017.

Contingent Convertible Promissory Notes - Related Parties

On June 2, 2015 we completed the private placement of $2.475 million of Contingent Convertible Promissory Notes (“Notes”) with several existing shareholders and investors affiliated with members of our Board of Directors.

The unsecured notes bore simple interest at the rate of 10% per annum and were automatically convertible into shares of Series C Convertible Preferred Stock at a conversion price of $10,000 per share upon the effectiveness of the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of Delaware. On October 21, 2015 the outstanding principal amount $2,475,000, together with approximately $96,000 of accrued but unpaid interest, automatically was converted into approximately 257 shares of our Series C Convertible Preferred Stock. (See Note 10)

We determined the discount on the contingent convertible promissory note to be $1,556,687 of which $906,874 was allocable to the warrants and $649,813 was allocable to the intrinsic value of the conversion feature. The discount was recorded as paid-in-capital and as non-cash financing expense on the date of the conversion and is included in the results for the twelve months ended September 30, 2016.

American Power Group Corporation

Notes to Consolidated Financial Statements

In connection with this private placement, our securities purchase agreements dated April 30, 2012 and November 26, 2014 were amended to provide that the issuance of the Series C Preferred Stock would not trigger adjustments to the exercise price of the warrants issued in connection with those agreements (the “Prior Warrants”). We also amended the Prior Warrants to extend the term of any Prior Warrant held by the purchasers of the Notes (and their affiliates, members of their families and certain related trusts) as of the issuance of the Notes or subsequently acquired by such persons. The maximum period by which any Prior Warrant was extended is the difference between 60 months and the remaining term of the respective Prior Warrant as of the initial issuance of the Notes. The fair value of the warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $454,253 was recognized in the income statement as non-cash warrant extension expense during the twelve months ended September 30, 2015.

7. Commitments and Contingencies

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

Rental Agreements

We rent approximately 1,100 square feet of office space in Lynnfield, Massachusetts, on a rolling six-month basis at $1,250 per month. For the years ended September 30, 2016 and 2015, total rental expense in connection with this office space lease amounted to $15,000 per year.

Our dual fuel conversion subsidiary leases office and warehousing space in Iowa from M&R Development (“M&R”), a company co-owned by an American Power Group employee. In April 2014, we renewed the lease agreement through April 2017 at monthly rental payments of $10,260 on a triple net basis.

For the fiscal years ended September 30, 2016 and 2015, total related party rental expense in connection with non-cancellable real estate leases amounted to $142,575 and $144,934, respectively.

The total future minimum rental commitment at September 30, 2016 under the above related party office and warehousing space operating lease is as follows:

Years Ending September 30,
2017	$71,820

American Power Group Corporation

Notes to Consolidated Financial Statements

Lease Settlement Obligations

We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months’ notice but are obligated to continue to pay rent until the earlier of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation of $574,058 representing the net present value of the 36 months maximum obligation due under the new amended agreement. We currently sublease two portions of the property to an entity which is paying $8,000 per month starting in September 2015 up from $7,500 per month on a tenant-at-will basis.

In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1, 2016. As a result, we recorded other income of $90,000 during the twelve months ended September 30, 2016 associated with the reduced net present value of the 36 months maximum obligations due under the new monthly rate. During fiscal years 2016 and 2015, we had rental income of $96,000 and $90,500, respectively, associated with the Georgia property and rental expense of $141,532 and $248,233, respectively. As a result of providing our notice of termination in March 2016, beginning in April 2016, we began reducing the lease settlement obligation liability by the monthly rental payments in lieu of expensing them.

The total future minimum rental obligations at September 30, 2016, under the above real estate operating lease is as follows:

Years Ending September 30,
2017	$181,704
2018	181,704
2019	29,800
$393,208

License Agreement - M & R Development

In April 2012, we amended the Exclusive Patent License Agreement between M&R and us to modify the calculation of the royalty payments and the timing of the royalty payments. Under the provisions of this amendment, effective April 27, 2012 the monthly royalty due shall be the lesser of 10% of net sales (or 6% of net sales when we have paid $15 million in cumulative royalties) or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be due if cumulative EBITDA is less than $0. M&R has agreed that once we have paid $15 million in cumulative royalties, we can purchase all rights, title and interest in and to their dual fuel technology for an additional payment of $17.5 million to be made within twelve months thereafter. If we do not exercise the foregoing purchase right during this period, M&R has agreed to assign all dual fuel technology to us upon the receipt of $36 million in cumulative royalty payments. During the fiscal years ended September 30, 2016 and 2015, we incurred license fees to M&R of $0 and $0, respectively.

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

American Power Group Corporation

Notes to Consolidated Financial Statements

In further consideration of the license, APGI will be required to pay royalties to Trident in the amount of 5.1% of the annual pre-tax net income of APGI’s newly formed NGL division. The royalties payable to Trident will be reduced to 3.0% of the division’s annual pre-tax net income from and after the date that the sum of all royalties paid to Trident under the license equals $15,000,000 on a cumulative basis, and will be eliminated altogether from and after the date that the sum of all royalties paid to Trident equals $36,000,000 on a cumulative basis. Upon the receipt by Trident of $36,000,000 in cumulative royalties, all right, title and interest in the licensed technology will be transferred to APGI, without further consideration. There have been no royalties paid for the years ended September 30, 2016 and September 30, 2015.

8. Warrants to Purchase Common Stock

In conjunction with the issuance of our 10% Convertible Preferred stock in 2012, we issued warrants which contained a “down-round” provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement (“ASU 2012-04”) which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.

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

During the years ended September 30, 2016 and September 30, 2015, we recorded net warrant valuation income of $186,323 and $5,774,178, respectively associated with a change in the fair value of all warrants containing the down round provision outstanding as of September 30, 2016 and September 30, 2015. Our warrant liability was $37,285 and $223,608 as of September 30, 2016 and 2015, respectively.

American Power Group Corporation

Notes to Consolidated Financial Statements

The warrant liabilities were valued at September 30, 2016 and 2015, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
	Private Placement 1		Private Placement 2
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Closing price per share of common stock	$0.17	$0.29	$0.17	$0.29
Exercise price per share	$0.50	$0.50	$0.50	$0.50
Expected volatility	73.0%	64.0%	73.0%	64.0%
Risk-free interest rate	.6%	.6%	.8%	.01%
Dividend yield	—	—	—	—
Remaining expected term of underlying securities (years)	1.0	2.0	2.0	3.0
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock

Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock

As of September 30, 2016, approximately 3.6 million of warrants with down-round provision remained outstanding.

9. Fair Value Measurements

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three level hierarchy of valuation techniques used to measure fair value, defined as follows:

●	Level 1 - Unadjusted Quoted Prices. The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Pricing Models with Significant Observable Inputs. The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.

●	Level 3 - Pricing Models with Significant Unobservable Inputs. The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market.

We consider an active market as one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. Conversely, we view an inactive market as one in which there are few transactions of the asset or liability, the prices are not current, or price quotations vary substantially either over time or amount market makers. When appropriate, non-performance risk, or that of counterparty, is considered in determining the fair values of liabilities and assets, respectively.

At September 30, 2016 and 2015, our financial instruments consisted of accounts receivable, accounts payable, notes payable and convertible notes payable. These instruments approximate their fair values as these instruments are either due currently or were negotiated currently and bear interest at market rates.

American Power Group Corporation

Notes to Consolidated Financial Statements

Balances Measured at Fair Value on a Recurring Basis:

We have classified certain warrants related to our 10% Convertible Preferred Stock private placements as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model include the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection. We have assessed the fair value of the warrant on a quarterly basis retrospectively and we will reassess the fair value of the warrant liabilities on a quarterly basis going forward.

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of September 30, 2015 and September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Warrant liability	$223,608	$—	$—	$223,608

September 30, 2016
Warrant liability	$37,285	$—	$—	$37,285

Level 3 Valuation

The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve month period ended September 30, 2016.

Warrant Liability
Balance at September 30, 2015	$223,608
Revaluation of warrants recognized in earnings	(186,323)
Balance at September 30, 2016	$37,285

Balances Measured at Fair Value on a Nonrecurring Basis:

Effective September 14, 2016, we refinanced our debt agreement with Iowa State Bank to extend the term of the agreement and reduce the interest rate from 8.0% to 4.0%. As a result of this refinancing, it was determined that the original and new debt instruments were substantially different, and therefore, the new debt instrument was recorded at its fair value of $2,281,839 using Level 3 inputs. The fair value was determined using a discount rate of 10% and term of 120 months. See Note 5, Notes Payable, for further discussion regarding the modification of the terms of the Credit Facility.

10. Stockholders’ Equity

Authorized Shares

On October 21, 2015, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150 million to 200 million shares and on May 13, 2016 approved an additional increase to 350 million shares.

Common Stock

On August 12, 2015, we issued 2,000,000 shares of our unregistered common stock valued at $300,000 (based on the value of our stock on the date of the agreement) in connection with execution of an exclusive license agreement with Trident Resources LLC to commercialize their proprietary Natural Gas Liquids (“NGL”) process technology. (See Note 6).

American Power Group Corporation

Notes to Consolidated Financial Statements

During the twelve months ended September 30, 2015, a holder exercised options to purchase 100,000 shares of Common Stock at an exercise price of $0.41 utilizing a cashless exercise feature resulting in the net issuance of 10,870 shares of Common Stock. In addition, two officers agreed to accept 128,925 shares of our Common Stock (valued at $18,049) in lieu of amounts due to them for vacation pay due them.

During the twelve months ended September 30, 2016, an officer agreed to accept 100,012 shares of our Common Stock valued at $11,000 in lieu of vacation pay due him and our Chairman agreed to accept 355,258 shares of our Common Stock for a portion of his annual salary, net of taxes (valued at $35,525).

Private Placement of Common Stock and Warrants

During the period of July to September 2016, we completed a $1.498 million private placement of units consisting of one share of Common Stock and a warrant to purchase one share of common stock to a group of accredited investors including a Director and two entities affiliated with two other Directors. The purchase price of the common stock and exercise price of the warrant were equal the 20 day volume weighted average price preceding the receipt of each investor’s funds.

In addition to $753,507 of cash proceeds, several investors agreed to convert $744,911 (including $4,911 of interest) due under 10% Related Party notes. As a result, we have issued 9,420,533 shares of Common Stock at prices ranging from $.14 to $.18 per share and warrants to purchase the same number of shares of Common Stock at exercise prices ranging from $.14 to $.17.

10% Convertible Preferred Stock

In April 2012, we completed a private placement in which we entered into a securities purchase agreement with certain accredited investors and sold approximately 822 units for gross proceeds to us of $8,216,000 and provided the investors with an additional investment right to invest up to approximately $2.7 million to buy approximately 274 additional units under the same terms described above, which they did. Each unit had a purchase price of $10,000 and consisted of one share of 10% Convertible Preferred Stock convertible, at any time at the option of the holder, into 25,000 shares of Common Stock at a conversion price of $0.40 per share and one warrant to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share. The warrants may be exercised at any time during a five year period beginning October 30, 2012. The 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash (currently deferred) or in shares of Common Stock.

In conjunction with the January 2016 Series D 10% Convertible Preferred Stock offering, certain investors participating in the Series D offering exchanged approximately 197 shares of their 10% Convertible Preferred Stock for an equal number of Series D-2 Convertible Preferred Stock. As of September 30, 2016, there were approximately 740 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 18,500,000 shares of Common Stock which had a fair value of approximately $3,145,000 based on the closing price of our Common Stock on September 30, 2016.

During the twelve months ended September 30, 2015, 3.67 shares of 10% Convertible Preferred Stock were converted into 91,667 shares of Common Stock.

Series B 10% Convertible Preferred Stock

In November 2014, we sold 200 shares of Series B 10% Convertible Preferred Stock for gross proceeds of $2 million issued a warrant to purchase up to 5,000,000 shares of our common stock. Each share of the Series B 10% Convertible Preferred Stock is convertible, at any time at the option of the holder, into 25,000 shares of common stock at a conversion price of $0.40 per share. The warrant enables the investor to purchase up to 5,000,000 shares of common stock at an exercise price of $0.50 per share. The Series B 10% Convertible Preferred Stock has a 10% annual dividend, payable quarterly in cash (currently deferred) or in shares of common stock.

In conjunction with the January 2016 Series D 10% Convertible Preferred Stock offering, all 200 shares of Series B 10% Convertible Preferred Stock was exchanged for an equal number of Series D-2 Convertible Preferred Stock.

American Power Group Corporation

Notes to Consolidated Financial Statements

Series C Convertible Preferred Stock

On October 21, 2015, all outstanding principal ($2.475 million) and accrued but unpaid interest (approximately $96,000) associated with our Contingent Convertible Promissory Notes (See Note 6) were automatically converted into approximately 257 shares of our Series C Convertible Preferred Stock.

Each share of Series C Convertible Preferred Stock is convertible, at any time at the option of the holder, into 50,000 shares of common stock at a conversion price of $0.20 per share. In addition, we issued to each investor a five year warrant (“Warrants”) to purchase a number of shares of common stock equal to the number of shares issuable upon conversion of the Series C Preferred Stock, exercisable at $0.20 per share. In addition, one of the investors, Arrow LLC, was granted the right under certain conditions to designate two members of our Board of Directors.

In conjunction with the January 2016 Series D 10% Convertible Preferred Stock offering, certain investors participating in the Series D offering exchanged approximately 205 shares of their Series C Convertible Preferred Stock for an equal number of Series D-3 Convertible Preferred Stock. As of September 30, 2016, there were approximately 52 shares of 10% Convertible Preferred Stock outstanding which are convertible into approximately 2,597,000 shares of Common Stock which had a fair value of approximately $441,000 based on the closing price of our Common Stock on September 30, 2016.

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

American Power Group Corporation

Notes to Consolidated Financial Statements

We determined the relative fair value of the Series D Convertible Preferred Stock to be $894,925, the relative fair value of the investor warrants to be $1,087,333 and the relative fair value of change in exercise price of the approximate 21 million previously issued warrants to be $217,742. The fair value of the investor warrants and the repriced warrants before and after the modification was determined using Black-Scholes and recorded on the balance sheet as part of stockholder’s equity. We determined a beneficial conversion feature of $1,550,924 based on the intrinsic value of the shares of common stock to be issued pursuant to these rights. The value of the beneficial conversion feature is considered a “deemed dividend” recorded as a charge to retained earnings during the twelve months ended September 30, 2016.

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

As of September 30, 2016, there were 22 shares of Series D Preferred Stock outstanding which are convertible into 22,000,000 shares of Common Stock, 397 shares of Series D-2 Preferred Stock outstanding which are convertible into 9,922,215 shares of Common Stock and 205 shares of Series D-3 Preferred Stock outstanding which are convertible into 10,256,478 shares of Common Stock, which collectively had a fair value of approximately $7.2 million based on the closing price of our Common Stock on September 30, 2016.

10% Convertible Preferred Stock Dividends

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends in respect of any of the 10% Convertible Preferred Stock. The Board of Directors has therefore determined to suspend the payment of cash dividends, commencing with the dividend payable on September 30, 2015, until such time as the Board of Directors determines that the Company possesses funds legally available for the payment of dividends. Holders of approximately 69% of the 10% Convertible Preferred Stock and 100% of the Series B and Series D 10% Convertible Preferred Stock have agreed to defer cash payments indefinitely.

During the fiscal year ended September 30, 2016, we recorded Preferred Stock dividends of $1,298,571, of which $321,692 remains in accrued dividends. Certain stockholders agreed to accept 8,659,984 shares of Common Stock (valued at $1,243,554) in lieu of cash dividend payments of $1,137,635 due for fiscal 2016 and $105,919 due for previous fiscal years.

During the fiscal year ended September 30, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $1,125,541, of which $476,729 was paid in cash. Certain stockholders agreed to accept 2,320,837 shares of Common Stock (valued at $547,000) in lieu of cash dividend payments.

2005 Stock Option Plan

The options granted under the 2005 Stock Option Plan (the “2005 Plan”) may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options. The 2005 Plan expired in 2015 and was replaced by the 2016 Stock Option Plan.

During fiscal year 2016, we granted options to a director to purchase an aggregate of 250,000 shares of our Common Stock at an exercise price of $0.25 per share, which represented the closing price of our stock on the date of the grant. The options granted have a ten-year term and vested equally over an eighteen month period from date of grant. The fair value of the options at the date of grant was $35,394 which was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rate of approximately 1.4%; expected volatility based on historical trading information of approximately 68% and expected term of 10 years.

During fiscal year 2016, we terminated previously granted stock options to our Chairman, CEO and CFO to purchase 2,147,000 shares, in aggregate of our Common Stock at exercise prices ranging from $.23 to $.80 per share and granted them new options under our new 2016 Plan. In addition, our Board of Directors agreed to extend the exercise period from 3 months to 18 months on options to purchase 340,000 shares of our Common Stock owned by a former director who resigned on October 1, 2015. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the extended terms and of the existing terms was $15,793 and is included in compensation expense for the twelve months ended September 30, 2016.

American Power Group Corporation

Notes to Consolidated Financial Statements

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

	Year Ended		Year Ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,002,000	$.36	3,802,000	$.37
Granted	250,000	.25	200,000	.16
Forfeited or expired	(2,712,000)	.36	—	—
Exercised	—	—	—	—
Outstanding at end of period	1,540,000	.34	4,002,000	.36
Exercisable at end of period	1,386,667	.34	3,832,000	.35
Reserved for future grants	—		1,195,000
Aggregate intrinsic value of exercisable options	$2,000		$57,900
Aggregate intrinsic value of all options	$2,000		$57,900
Weighted average fair value of options granted during the period		$.14		$.11

Information pertaining to options outstanding under the plan at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.16 - .80	1,540,000	4.1 years	$.34	1,386,667	4.0 years	$.34

The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2016
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	170,000	$.29
Granted	250,000	.14
Vested or terminated	(266,667)	.20
Non-vested at end of period	153,333	.21

American Power Group Corporation

Notes to Consolidated Financial Statements

2016 Stock Option Plan

The 2016 Stock Option plan (the “2016 Plan”) was approved by our shareholders in March 2016 and has 21 million shares authorized. The options granted under the 2016 Plan may be either options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended; or non-qualified stock options.

During fiscal 2016, we granted options under the 2016 Stock Option Plan to employees and a director to purchase 1,530,000 shares of our Common Stock in aggregate at exercise prices ranging from $.12 to $.18 per share, which represented the closing price of our stock on the date each grants. The options have a ten year term and vest equally over a period of 60 months from date of grant with the exception of 250,000 which vest equally over an eighteen month period from date of grant. The fair value of the options at the date of grant in aggregate was $133,084, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.5%; expected volatility based on historical trading information of approximately 72% and expected term of 5 years.

In addition, we granted stock options to our Chairman, CEO and CFO the following aggregate stock options under the 2016 Stock Option Plan at prices ranging from $.10 to $.12 representing the closing stock price on the date of grant: (i) immediately exercisable options to purchase up to 1.85 million shares of the our Common Stock; (ii) options to purchase up to 2.6 million shares of our Common Stock which vest equally over a 5 years term from date of grant; (iii) options to purchase up to 600,000 shares of our Common Stock which vest equally over a 4 years term commencing October 1, 2016 and (iv) options to purchase up to 3.8 million shares of our Common Stock, which options shall vest in four installments upon our CEO and CFO achieving certain annual performance milestones as determined annually by our Board of Directors beginning with the fiscal year ending September 30, 2017.

The fair value of the options in aggregate was $302,095, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately ranging from 1.2% to 1.5%; expected volatility based on historical trading information of approximately 70% and expected term of 5 years.

We determined that 1.85 million of the newly granted options were deemed to be modifications to the existing options under the 2005 Plan that were terminated in conjunction with the new grant. The fair value of the options before and after the modification was determined using Black-Scholes and the difference between fair value of the new options and of the existing options and $61,970 of the $241,132 overall fair value was recognized in the income statement as stock option expense during the twelve months ended September 30, 2016. The balance will be amortized over the remaining vesting term of the options.

	Year Ended
	September 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	10,380,000	.11
Forfeited or expired	(50,000)	.15
Exercised	—	—
Outstanding at end of period	10,330,000	.11
Exercisable at end of period	1,877,778	.10
Reserved for future grants	10,670,000
Aggregate intrinsic value of exercisable options	$125,889
Aggregate intrinsic value of all options	$637,600
Weighted average fair value of options granted during the period		$.06

American Power Group Corporation

Notes to Consolidated Financial Statements

Information pertaining to options outstanding under the plan at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.10 - .18	10,330,000 330	9.6 years	$.11	1,877,778	9.6 years	$.10

The following table summarizes activity related to non-vested options:

	Year Ended
	September 30, 2016
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—
Granted	10,380,000	.06
Vested or terminated	(1,927,778)	.03
Non-vested at end of period	8,452,222	.04

Warrants

Information pertaining to all warrants granted and outstanding is as follows:

	Year Ended		Year Ended
	September 30, 2016		September 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	34,558,794	$.38	26,488,294	$.50
Granted	80,323,586	.13	8,250,000	.43
Forfeited, expired, repurchased	(2,035,593)	.35	(39,500)	.65
Exercised	—	—	(100,000)	.41
Outstanding at end of period	112,846,787	.19	34,558,794	.38
Exercisable at end of period	109,966,787	.19	32,708,794	.41
Aggregate intrinsic value of exercisable warrants	$4,727,102		$126,000
Aggregate intrinsic value of all warrants	$4,729,102		$292,500
Weighted average fair value of options granted during the period		$.11		$.12

American Power Group Corporation

Notes to Consolidated Financial Statements

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $0.64	112,846,787	4.5 years	$.19	109,966,787	4.5 years	$.19

Common Stock Reserved

We have reserved common stock at September 30, 2016 as follows:

Stock options reserved for the 2005 Stock Option Plan	1,540,000
Stock options reserved for the 2016 Stock Option Plan	10,330,000
Warrants	112,846,787
Shares issuable upon conversion of preferred stock	63,275,202
187,991,989

Approximately 86.6 million of shares reserved for the warrants relate to our various Preferred Stock offerings; approximately 13.9 million of shares relate to warrants associated with the Iowa State Bank guaranty; 9.4 million shares associated with the July 2016 Private Placement of Common Stock; approximately 1.9 million shares relate to our WPU Leasing borrowings and approximately 1 million shares relate to warrants issued to the Wheel Time Network.

11. Employee Benefit Plan

We have implemented a Section 401(k) plan for all eligible employees. Employees are permitted to make elective deferrals of up to 75% of employee compensation up to the maximum contribution allowed by law and employee contributions to the 401(k) plan are fully vested at all times. We may make discretionary contributions to the 401(k) plan which becomes vested over a period of five years. There were no corporate contributions to the 401(k) plan during the years ended September 30, 2016 and 2015.

12. Concentrations

Long-lived Assets, Revenues and Revenue by Geographic Areas:

We have assets located in Iowa and North Dakota, where 100% of the long-lived assets are held.

During the fiscal year ended September 30, 2016, approximately 24% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 75% from our dual fuel vehicular applications. During the fiscal year ended September 30, 2015, approximately 65% of our sales were derived from our dual fuel stationary solution for oil and gas applications and 33% from our dual fuel vehicular applications. Sales of our natural gas liquids made up less than 2% of our sales in fiscal year ended September 30, 2016 and September 30, 2015.

Our dual fuel revenue decreased 37% in fiscal year ended September 30, 2016, as compared to total revenue in the prior fiscal year. Our stationary dual fuel sales in fiscal year September 30, 2016, decreased 77% as compared to stationary dual fuel sales in fiscal year September 30, 2015. Vehicular dual fuel sales from fiscal year ended September 30, 2015, increased 43% as compared to vehicular dual fuel sales for fiscal year September 30, 2015. Sales of natural gas liquids began in August 2015 and operations ceased in November 2015, when low oil prices impacted both the number of potential well sites as well as the price we are paid for the NGLs. This prompted us to idle our flare recovery systems pending improvement in both metrics. Consequently, we did not have significant earnings from natural gas liquids during the fiscal years ended September 30, 2016 or September 30, 2015.

American Power Group Corporation

Notes to Consolidated Financial Statements

	September 30, 2016	September 30, 2015
Stationary Dual Fuel Systems	$438,862	$1,936,364
Vehicular Dual Fuel Systems	1,393,741	975,374
Natural Gas Liquids	$29,982	$46,843
	$1,862,585	$2,958,581

The following table sets forth sales by geographic area:

	September 30, 2016	September 30, 2015
United States	$1,378,590	$2,407,734
Canada	97,333	218,897
Dominican Republic	—	224,200
Mexico	386,662	65,750
Peru	—	42,000
	$1,862,585	$2,958,581

Customers:

During the fiscal year ended September 30, 2016, one oil and gas stationary customer accounted for 10% of consolidated net sales. The customer also accounted for 39% of consolidated net sales in fiscal year ended September 30, 2015. This customer is one of our stationary Dealer/Certified Installers who focuses specifically on the oil and gas industry. While we believe the loss of this Dealer/Certified Installer would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business. In addition, we believe the impact of the loss of this individual customer would be mitigated with the signing of additional Dealer/Installer agreements.

During the fiscal year ended September 30, 2016, three dual fuel vehicular customers accounted for 59% of consolidated net sales. One of the customers is a vehicular Dealer/Certified Installer who focuses specifically on rebuilding Class 8 “Glider” tractors. A Glider is a new tractor with rebuilt or remanufactured powertrain components and in some cases can weigh 1,000 pounds less than a new tractor making it more cost effective to operate. The second customer is an international vehicular Dealer/Certified Installer who focuses specifically on Class 8 tractor maintenance and repair opportunities, who is located in Mexico. The third is an APG direct end customer, where a Dealer/Certified Installer was not available. During the fiscal year ended September 30, 2015, one dual fuel vehicular customer accounted for 14% of consolidated net sales. This customer is a vehicular Dealer/Certified Installer who focuses specifically on Class 8 tractor maintenance and repair opportunities but is not one of the three dual fuel customers identified in fiscal year ended September 30, 2016. While we believe the loss of this direct end customer and the Dealer/Certified Installers would have a short term negative impact on our business, we believe that end customer interest remains strong and there are alternatives available to us to continue meeting end customer demand, including the ability to market and install through in-house resources. Therefore, we do not believe that the loss of this individual customer would have a material adverse effect on our business.

Vehicular revenues for the fiscal year ended September 30, 2016 increased approximately $418,000 or 43% to approximately $1.4 million. The increase in vehicular revenue was due to the addition of a new Dealer/Installer in Mexico. Vehicular revenues for the fiscal year ended September 30, 2015 decreased approximately $956,000 or 49% to approximately $1 million. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers. With over 3.0 million Class 8 vehicles on the road in North America, our industry leading EPA approvals of 497 and our network of dealers/installers, we believe we have the resources necessary to continue to grow our vehicular revenue to mitigate the potential loss of any one individual oil and gas stationary customer.

American Power Group Corporation

Notes to Consolidated Financial Statements

As of January 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

13. Segment Information

We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the fiscal years ending September 30, 2016 and September 30, 2015.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Fiscal 2016
Net sales	$1,832,603	$29,982	$—	$1,862,585
Amortization	828,948	30,000	167,487	1,026,435
Depreciation	221,259	173,300	—	394,559
Operating loss from continuing operations	(3,080,407)	(759,912)	(1,440,257)	(5,280,576)
Interest and financing costs	280,657	526,495	—	807,152
Total assets	5,799,967	3,056,199	961,899	9,818,065
Capital expenditures	29,865	465,746	—	495,611
Software development	233,974	—	—	233,974

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Fiscal 2015
Net sales	$2,911,738	$46,843	$—	$2,958,581
Amortization	707,942	5,000	46,826	759,768
Depreciation	294,131	28,883	—	323,014
Operating loss from continuing operations	(2,738,171)	(212,218)	(1,396,213)	(4,346,602)
Interest and financing costs	287,265	36,139	58,762	382,166
Total assets	6,479,389	3,342,992	1,189,376	11,011,757
Capital expenditures	377,212	3,153,408	—	3,530,620
Software development	487,220	—	—	487,220

American Power Group Corporation

Notes to Consolidated Financial Statements

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

The following differences give rise to deferred income taxes:

	September 30, 2016	September 30, 2015
Net operating loss carry forwards	$15,066,164	$13,401,012
General business credits	352,582	323,480
Differences in fixed asset basis	(95,345)	(51,039)
Alternative Minimum Tax amounts	14,923	14,923
State NOL amounts	1,131,620	944,948
Capitalized development costs	(921,142)	(1,043,330)
Other, net	291,865	201,039
	15,840,667	13,791,033
Valuation reserve	(15,840,667)	(13,791,033)
Net deferred tax asset	$—	$—

The following differences between the U.S. Federal statutory income tax rate and our effective tax rate are:

	September 30, 2016	September 30, 2015
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.8	2.3
Amortization	(0.4)	4.0
All others, net	(2.9)	11.1
U.S. business credits	0.3	(3.6)
Revaluation of warrants	0.9	(419.8)
Contingent Convertible Notes/Warrant extensions	(7.2)	33.0
Valuation allowance	(27.5)	339.0
Effective Tax Rate	—%	—%

As of September 30, 2016, we had net operating loss carryforwards of approximately $44 million. The net operating loss carryforwards expire beginning in 2021 through 2034. In addition, we have Federal tax credit carryforwards of approximately $368,000 available to reduce future tax liabilities. The Federal tax credit carryforwards expire beginning in 2030 through 2034. These carryforwards may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have been determined to have occurred.

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

Signature	Title(s)	Date

/s/ Maurice E. Needham	Chairman of the Board	January 17, 2017
Maurice E. Needham

/s/ Lyle Jensen	Chief Executive Officer, President	January 17, 2017
Lyle Jensen	and Director

/s/ Charles E. Coppa	Chief Financial Officer,	January 17, 2017
Charles E. Coppa	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew Van Steenwyk	Director	January 17, 2017
Matthew Van Steenwyk

/s/ Raymond L. M. Wong	Director	January 17, 2017
Raymond L. M. Wong

/s/ Neal Braverman	Director	January 17, 2017
Neal Braverman

/s/James Harger	Director	January 17, 2017
James Harger

/s/ Chuck Mc Dermott	Director	January 17, 2017
Chuck Mc Dermott

