Form 10-Q
period 2016-12-31
AMERICAN POWER GROUP Corp
filed 2017-02-14
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 14, 2017 there were 77,820,402 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Power Group Corporation

Consolidated Balance Sheets

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$211,201
Accounts receivable, trade, net of allowance	546,903	403,108
Inventory	491,075	508,245
Note receivable, related party	497,190	497,190
Prepaid expenses	154,812	130,709
Other current assets	162,330	139,075
Total current assets	1,852,310	1,889,528
Property and equipment, net	3,698,169	3,790,365
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	386,667	406,667
Purchased technology, net	129,167	141,667
Software development costs, net	2,359,539	2,503,102
Other	275,488	264,434
Total other assets	3,948,248	4,113,257
	$9,498,727	$9,793,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks written in excess of bank balance	$92,908	$—
Accounts payable	427,751	491,607
Accrued expenses	1,766,199	1,496,879
Notes payable, current, net of discount and financing fees	593,013	104,925
Notes payable, related parties, current	807,773	744,614
Obligations due under lease settlement, current	181,704	181,704
Total current liabilities	3,869,348	3,019,729
Notes payable, net of current portion and net of debt discount and financing fees	2,120,499	2,153,413
Notes payable, related parties, net of current portion and net of financing fees	3,254,148	2,741,368
Warrant liability	5,738	37,285
Obligations due under lease settlement, net of current portion	180,004	211,504
Total liabilities	9,429,737	8,163,299

Stockholders’ equity
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 740 shares issued and outstanding at December 31, 2016 and September 30, 2016	740	740
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares issued and outstanding at December 31, 2016 and September 30, 2016	52	52
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares issued and outstanding at December 31, 2016 and September 30, 2016	22	22
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares issued and outstanding at December 31, 2016 and September 30, 2016	397	397
Series D-3 Convertible Preferred Stock, $1.00 par value, 210 shares authorized, 205 shares issued and outstanding at December 31, 2016 and September 30, 2016	205	205
Common stock, $.01 par value, 350 million and 200 million shares authorized, 76,794,270 shares and 75,055,296 issued and outstanding at December 31, 2016 and September 30, 2016	767,944	750,553
Additional paid-in capital	74,806,822	74,564,138
Accumulated deficit	(75,507,192)	(73,686,256)
Total stockholders’ equity	68,990	1,629,851
	$9,498,727	$9,793,150

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net sales	$433,853	$494,650
Cost of sales	678,009	786,006
Gross loss	(244,156)	(291,356)
Operating expenses:
Selling, general and administrative	1,064,220	1,004,896
Operating loss from continuing operations	(1,308,376)	(1,296,252)
Non-operating income (expense)
Interest and financing costs	(250,651)	(203,053)
Interest - discount on contingent convertible promissory notes - warrants	—	(906,874)
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	(649,813)
Interest income	33,613	45,202
Revaluation of warrants	31,547	194,261
Other, net	12,143	(48,289)
Non-operating expense, net	(173,348)	(1,568,566)
Net loss	(1,481,724)	(2,864,818)
10% Convertible Preferred dividends	(339,212)	(284,445)
Net loss available to Common stockholders	$(1,820,936)	$(3,149,263)

Net loss per share – basic	$(0.02)	$(0.05)
Net loss per Common share - 10% Preferred dividend	(0.00)	(0.01)
Net loss attributable to Common stockholders per share – basic	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic	75,081,373	55,312,168

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2016

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2016	1,416	$1,416	75,055,296	$750,553	$74,564,138	$(73,686,256)	$1,629,851
Compensation expense associated with stock options	—	—	—	—	31,314	—	31,314
Common stock issued for 10% Convertible Preferred stock dividend	—	—	1,738,974	17,391	211,370	(228,761)	—-
10% Convertible Preferred stock accrued but not paid	—	—	—	—	—	(110,451)	(110,451)
Net loss for the three months ended December 31, 2016	—	—	—	—	—	(1,481,724)	(1,481,724)
Balance, December 31, 2016	1,416	$1,416	76,794,270	$767,944	$74,806,822	$(75,507,192)	$68,990

See accompanying notes to consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,481,724)	$(2,864,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants	(31,547)	(194,261)
Interest - discount on contingent convertible promissory notes - warrants	—	906,874
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	649,813
Inventory valuation allowance	(23)	5,118
Loss on disposal of property and equipment	—	5,905
Depreciation expense	97,347	103,676
Amortization of warrants issued for services	1,255	996
Amortization of deferred financing costs	57,935	12,024
Amortization of debt discount	27,189	—
Stock compensation expense	31,314	27,136
Provision for bad debts	—	(2,852)
Amortization of long term contracts	20,000	20,000
Amortization of purchased technology	12,500	12,500
Amortization of software development costs	184,220	180,412
(Increase) decrease in assets:
Accounts receivable	(143,795)	630,425
Inventory	17,193	(13,897)
Prepaid and other current assets	(23,255)	8,107
Other assets	30,313	(29,904)
(Decrease) increase in liabilities:
Accounts payable	(66,412)	(510,205)
Accrued expenses	127,369	560,442
Net cash used in operating activities	(1,140,121)	(492,509)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	38,000
Note receivable, related party	—	50,000
Purchase of property and equipment	(4,815)	(20,766)
Software development costs	(38,437)	(44,139)
Net cash (used in) provided by investing activities	(43,252)	23,095
Cash flows from financing activities:
Checks written in excess of bank balance	92,908	—
Proceeds from line of credit	335,000	200,000
Repayment of notes payable	(20,736)	(79,870)
Proceeds from notes payable, related party	565,000	500,000
Repayment of notes payable, related party	—	(69)
Net cash provided by financing activities	972,172	620,061
Net (decrease) increase in cash and cash equivalents	(211,201)	150,647
Cash and cash equivalents at beginning of year	211,201	67,162
Cash and cash equivalents at end of period	$—	$217,809

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

-Continued-

	Three Months Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$5,471	$159,828

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	—	2,569,515
Warrants issued	—	5,977
Shares issued for preferred stock dividend	—	231,331
Equipment received in lieu of payment on note receivable	—	190,000
Construction in progress expenditures included in accounts payable	—	141,565
Insurance premiums financed with short-term debt	66,725	59,866
Dividends included in accrued expenses	110,451	53,114
Capitalized interest included in construction in progress	—	46,299
Software development costs included in accounts payable	2,220	3,457

See accompanying notes to unaudited condensed interim consolidated financial statements.

American Power Group Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Risks, and Uncertainties

American Power Group Corporation (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.

Recent Developments

During the three months ended December 31, 2016, an existing shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted, along with an existing $50,000 loan from an officer into the January 2017 private placement noted below.

On January 27, 2017, we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. We may issue up to $395,000 in additional notes under the terms of this private placement. These notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

Concurrent with the closing of the financing, Neil Braverman became our new Chairman of the Board of Directors replacing Maurice Needham who will remain as a Director. Matthew Van Steenwyk was appointed by the Board of Directors as Lead Strategic Director with more direct focus on helping to optimize the strategic marketing initiatives for the Company.

In connection with this financing, WPU Leasing, LLC agreed on January 27, 2017, to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016 to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU agreements and waivers we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share.

As of February 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

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

Wellhead Gas Flare Capture and Recovery Services Division - Trident NGL Services a division of American Power Group, Inc.

When oil is extracted from shale, a mixture of hydrocarbon gases (methane, ethane, propane, butane, pentane and other heavy gases) reach the surface at each well site. These gases are either gathered in low-pressure pipelines for downstream natural gas liquids (“NGL”) and methane extraction by large mid-stream processing companies or flared into the atmosphere when the gas-gathering infrastructure is too far away (remote well sites) or the pipeline is insufficient to accommodate the volumes of associated gas (stranded well sites). Many areas in North America are facing significant state imposed penalties and restrictions associated with the elimination of flared well head gas by oil and gas production companies.

In August 2015, we entered the flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby they exclusively licensed to us their proprietary next generation NGL compression/refrigeration process. The proprietary Trident NGL capture and recovery process captures and converts a higher percent of the gases at these remote and stranded well sites, with its mobile and modular design when compared to other competitive capture technologies. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.

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

During the three months ended December 31, 2016, operations from our NGL Division were $0.

Liquidity and Management’s Plans

As of December 31, 2016, we had $0 cash and cash equivalents and a working capital deficit of $2,017,038. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, including the $2.6 million of additional capital received between November 2016 and January 2017, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the first quarter of fiscal 2018. In order to ensure our future viability beyond that point, management has implemented or is in the process of implementing the following actions:

A. 10% Contingent Convertible Promissory Notes and Series E Convertible Preferred Stock

During the three months ended December 31, 2016, an existing shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted, along with an existing $50,000 loan from an officer into the January 2017 private placement noted below.

On January 27, 2017, we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. We may issue up to $395,000 in additional notes under the terms of this private placement. These notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

B. Deferment of WPU Leasing Payments and Cash Dividend Payments

In connection with the financing discussed above, WPU Leasing, LLC agreed to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share. These changes will reduce our cash outflow commitments by approximately $760,000 on an annual basis.

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During the three months ended December 31, 2016 certain stockholders agreed to accept shares of Common Stock valued at approximately $229,000 in lieu of cash dividend representing 68% of all dividends due during the period. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2 million in lieu of cash dividends and have approximately $432,000 in accrued dividends at December 31, 2016.

C. New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under existing loan agreements. In conjunction with the new credit facility, Iowa State Bank reduced our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) and the Wall Street Journal U.S. Prime plus a .5% (4% at December 31, 2016) on the working capital line. We had no additional availability under our working capital line at December 31, 2016.

D. Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through December 2016 of approximately $965,000. Based on our fiscal 2017 operating plan this amendment is expected to save us approximately $285,000 during fiscal 2017 as compared to the original terms.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiary, American Power Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim financial statements at December 31, 2016 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2016 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2016 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of December 31, 2016 and the operating results for the interim periods ended December 31, 2016 and 2015 have been included.

3. Receivables

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

Note Receivable, Related Party

On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources LLC (“Trident”), pursuant to which we loaned Trident $737,190 under the terms of a 6% senior secured demand promissory note due September 30, 2015. The note is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner. During the three months ended December 31, 2015, Trident repaid $240,000 of the outstanding principal balance.

On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5% penalty for late payment. At December 31, 2016, the outstanding principal balance was $497,190 and accrued interest and late fees were approximately $135,000. As of February 14, 2017, Trident has made no additional payments and as a result we have commenced legal action to pursue collection of the outstanding balance. We believe the value of the collateral pledged by Trident equals or exceeds the balance due and therefore believe no reserve for uncollectibility is necessary as of December 31, 2016.

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

In conjunction with our 10% Convertible Preferred Stock financing in April 2012, we amended the note to increase the amount of royalties payable under a technology license (see Note 5) that can be applied to the outstanding principal and interest payments to 50% and to defer all interest and principal payments due under the note during calendar 2012 and 2013. Thereafter, the aggregate principal amount due under the note was to be paid in eight equal quarterly payments plus interest. In addition, M&R will not be required to make any payments under the note until such time as we begin to make royalty payments and at that time, those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the amended note as of December 31, 2016. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

4. Inventory

Raw material inventory primarily consists of dual fuel conversion components. As of December 31, 2016 and September 30, 2016, we recorded an inventory valuation allowance of $279,557 and $279,580.

All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	December 31, 2016	September 30, 2016
Raw materials	$428,955	$507,035
Finished goods	62,120	1,210
Total inventory, net of valuation allowance	$491,075	$508,245

5. Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $7,500 for the three months ended December 31, 2016 and 2015, respectively. Accumulated amortization was $42,500 and $35,000 at December 31, 2016 and September 30, 2016, respectively.

In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology amounted to $25,000 for the three months ended December 31, 2016 and 2015, respectively. Accumulated amortization was $741,667 and $716,667 at December 31, 2016 and September 30, 2016, respectively.

In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three months ended December 31, 2016 and 2015, we incurred $0 royalties to M&R.

A critical component of our dual fuel aftermarket conversion solution is the internally developed software component of our electronic control unit. The software allows us to seamlessly and constantly monitor and control the various gaseous fuels to maximize performance and emission reduction while remaining within all original OEM diesel engine performance parameters. We have developed a base software application and EPA testing protocol for both our Outside Useful Life (“OUL”) and Intermediate Useful Life (“IUL”) engine applications, which will be customized for each engine family approved in order to maximize the performance of the respective engine family.

As of December 31, 2016, we have capitalized $4,649,879 of development costs associated with our OUL ($1,940,010) and IUL ($2,709,869) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended December 31, 2016 and December 31, 2015 were $184,220 and $180,412, respectively.

Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending December 31:	Contracts	Contracts	Technology	Software Development	Total
2017	$30,000	$50,000	$50,000	$710,309	$840,309
2018	30,000	50,000	50,000	511,642	641,642
2019	30,000	29,167	29,167	377,762	466,096
2020	30,000	—	—	335,151	365,151
2021	30,000	—	—	306,608	336,608
2022 and thereafter	107,500	—	—	118,067	225,567
	$257,500	$129,167	$129,167	$2,359,539	$2,875,373

6. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	September 30, 2016	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,126,383	3,133,075	3 - 10 years
Construction in progress	1,902,654	1,902,654
Less accumulated depreciation	(1,457,955)	(1,372,451)
	$3,698,169	$3,790,365

Construction in progress is related to well processing units used in our NGL Division. We are currently working with prospective customers to place this equipment in service. We believe that no impairment exists at this time.

7. Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. Our warranty reserve remained approximately the same during the three months ended December 31, 2016. Warranty accrual is included in accrued expenses.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Three Months Ended	Twelve Months Ended
	December 31, 2016	September 30, 2016
Warranty accrual at the beginning of the period	$188,713	$167,180
Charged to costs and expenses relating to new sales	10,520	51,754
Costs of product warranty claims	(1,563)	(30,221)
Warranty accrual at the end of period	$197,670	$188,713

8. Notes Payable/Credit Facilities

The following summarizes our notes payable as of December 31, 2016 and September 30, 2016.

Notes payable consists of the following at:	December 31, 2016	September 30, 2016
Revolving line of credit, Iowa State Bank, secured by Security Agreement, Business Loan Agreement and guaranty from two related party shareholders dated September 14, 2016, with an interest rate of 4.25%, with interest payments due monthly and principal due September 14, 2017	$500,000	$165,000
Term note payable, Iowa State Bank, secured by Security Agreement and Business Loan Agreement dated September 14, 2016 and guaranty from two related party shareholders, with an interest rate of 4%, requiring monthly payments of $30,659, beginning December 14, 2016. The maturity date of the loan is November 14, 2026.	3,000,000	3,000,000
Other unsecured term note payable with interest rate ranging from 3.34% to 4.03%, requiring monthly payments of principal and interest with due dates ranging from February 2017 to September 2017	85,017	39,028
	3,585,017	3,204,208
Less current portion	(833,282)	(391,496)
Less unamortized discount and deferred financing fees, net of current	(631,236)	(659,119)
Notes payable, non-current portion	$2,120,499	$2,153,413

Refinancing of Credit Facility

On September 14, 2016, we entered into a new $3 million term loan agreement and new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under existing loan agreements.

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

In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of September 14, 2017 and bearing interest at a rate equal to The Wall Street Journal U.S. Prime Rate plus 0.5% (4.25% as of December 31, 2016). The maximum amount we may borrow from time to time under the line of credit remains equal to lesser of (i) the sum of 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, and 50% of the value of our inventory, or (ii) $500,000. As of December 31, 2016, the balance on the line of credit was $500,000 and we had no additional availability under the line.

Our obligations under this credit facility are secured by the grant of a first priority security interest in all of our assets, and the limited personal guarantees of two of our Directors. These security arrangements replaced several prior security agreements including (i) our commitment to issue up to 2,000,000 shares of Common Stock to Iowa State Bank in the event of a payment default, and (ii) a stock pledge of a total of 500,000 shares of our Common Stock owned by a Director and two members of our management team.

Amounts borrowed under the credit facility are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount owed under the facility; (ii) any failure to keep the collateral insured; (iii) any attempt by any other creditor of ours to collect any indebtedness through court proceedings; (iv) any assignment for the benefit of creditors by us, or our insolvency; (v) the institution of certain bankruptcy proceedings by or against us; (vi) any breach by us of any covenant in the documents related to the credit facility; and (vii) any other occurrence that either significantly impairs the value of the collateral or causes Iowa State Bank to reasonably believe that they will have difficultly collecting the amounts borrowed under the credit facility.

As a result of refinancing the credit facility, we recorded a $497,492 loss on modification of debt during quarter ended September 30, 2016. This amount includes $718,161 recorded as a discount to the principal amount of the Credit Facility, which is being accreted to interest expense over the term of the facility using the effective interest method, $22,055 of original debt issuance costs expensed at the time of the refinancing, and $1,143,598 in warrants issued to the Guarantors as consideration for their guarantee. The warrants were valued using the Black-Scholes pricing model with the following assumptions; dividend yield 0%; risk-free interest rate of 1.2%; volatility of approximately 73%, and expected term of 5 years. See Note 12, “Fair Value Measurements,” for further discussion regarding the recorded value of the Credit Facility.

Agreements with the Guarantors

As described above, two of our Directors have each agreed, severally and not jointly, to guaranty the payment of up to $1,750,000 of our obligations under the credit facility, including the payment of principal, interest and all costs of collection.

We entered into a Credit Support Agreement with these Directors pursuant to which, in consideration of the guarantees, we issued each of these Directors a ten year warrant to purchase up to 6,950,000 shares of our Common Stock, at an initial exercise price of $.20 per share. Each warrant may be exercised at any time during the term for up to 5,560,000 shares with the remaining 1,390,000 additional shares becoming exercisable based on any the following conditions: (i) if Iowa State Bank initiates any action to enforce the Director’s guaranty, (ii) if the Directors, elect to repay, on our behalf, all of the obligations due under the credit facility before September 13, 2019 or (iii) in the absence of either of the foregoing events if their guarantees have not been released by Iowa State Bank prior to September 13, 2019.

The guarantors have agreed that if they payoff Iowa State Bank prior to September 13, 2019 they will succeed to all of the rights and interests of Iowa State Bank as the lender and secured party under all agreements, promissory notes and other instruments which comprise the credit facility. Unless otherwise agreed by us, no other term or condition of the credit facility will be deemed to amended or restated. If the guarantor’s payoff Iowa State Bank after September 13, 2019, they have the right to receive shares of our Common Stock (valued at the 20 day volume weighted average price prior to payment) equal to the amount paid plus a warrant to purchase a number of shares (at the same 20 day volume weighted average price) equal to the shares of Common Stock issued in payment of the bank obligations.

9. Notes Payable, Related Parties

	December 31, 2016	September 30, 2016	Due Date	Interest Rate

Term Note Payable, Trident Resources, LLC	$1,716,500	$1,716,500	Varying maturity dates	6%
Term Note Payable, WPU Leasing, LLC	1,758,484	1,758,484	Varying maturity dates	15%
Related Party, Promissory Notes	565,000	—	Varying maturity dates	10%
Officer’s Promissory Note	50,000	50,000	September 30, 2017	10%
	4,089,984	3,524,984
Less current portion	(807,773)	(744,614)
Less deferred financing fees	(28,063)	(39,002)
Notes payable, non-current portion	$3,254,148	$2,741,368

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

As of December 1, 2015, we amended and restated, these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest commencing on February 29, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these productions goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under their promissory note to the Company. As of December 31, 2016, no principal or interest payments have been made on this note and we have accrued interest of $146,665 associated with this note which is included in accrued expenses.

Financing Agreement -WPU Leasing, LLC

In January 2016, WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduced our cash outflow commitments by approximately $500,000 during fiscal 2016. WPU Leasing had the option, starting June 30, 2016, of taking deferred and current payments in shares of our Common Stock (based on the 20 day volume weighted average price prior to conversion) which would positively impact our cash flow position going forward. At June 30, 2016, a member of WPU Leasing, LLC which is affiliated with one of our Directors agreed to accept 1,209,857 shares of Common Stock (valued at $.14 per share) in lieu of cash for deferred principal and interest payments due as of June 30, 2016 of $169,379. No other payments have been made since June 30, 2016. As of December 31, 2016 and September 30, 2016, we have accrued interest associated with this note of $332,257 and $238,953, respectively. These amounts are included in accrued expenses.

In consideration of WPU Leasing’s commitment under our financing agreement, we issued to WPU Leasing’s members warrants to purchase up to the lesser of (i) an aggregate of 3,250,000 shares of our Common Stock or (ii) one share of Common Stock for each dollar borrowed by us under the agreement. During the fiscal year ended September 30, 2016, we terminated warrants to purchase 1,325,000 shares of Common Stock due to the fact WPU Leasing had not provided the remaining $1.325 million of its commitment. The exercise price of the warrants is $0.20 per share and are exercisable for a period of four years from the date of issue and the warrants may be exercised on a cashless basis. We determined the value of these warrants using the Black Scholes option pricing model and recorded deferred financing costs of $86,923, which will be amortized over the term of the finance agreement.

In connection with the January 2017 private placement, WPU Leasing agreed to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU Leasing’s agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock (initially valued at approximately $372,000) at an exercise price of $.10 per share. These changes will reduce our cash outflow commitments by approximately $760,000 on an annual basis.

Related Party Promissory Notes

During the three months ended December 31, 2016, an existing shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted into the January 2017 private placement.

Officer’s Promissory Note

In 2010, an officer loaned us $50,000 under an unsecured promissory note, the maturity of which has been extended several times. In September 2016, the officer agreed to extend the maturity of the outstanding $50,000 balance to September 30, 2017 and agreed to covert the outstanding balance into the January 2017 private placement.

10. Commitments and Contingencies

Lease Settlement Obligations:

We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months’ notice but are obligated to continue to pay rent until the earlier of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation. We currently sublease two portions of the property to an entity which is paying $8,000 per month starting in September 2015 up from $7,500 per month on a tenant-at-will basis.

In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1, 2016. During the three months ended December 31, 2016 and 2015, we had rental income of $24,000 respectively, associated with the Georgia property and rental expense of $7,357 and $62,935, respectively.

The total future minimum rental obligations at December 31, 2016, under the above real estate operating lease is as follows:

Twelve Months Ending December 31,
2017	$181,704
2018	180,004
$361,708

11. Warrants to Purchase Common Stock

In conjunction with the private placement of our 10% Convertible Preferred stock in April 2012 and November 2014, we issued warrants which contained a “down-round” provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of Common Stock for consideration per share less than the per share warrant exercise prices. In October 2012, the Financial Accounting Standards Board (FASB), issued ASU 2012-04 Technical Corrections and Improvement (ASU 2012-04) which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.

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

During the three months ended December 31, 2016 and December 31, 2015, we recorded warrant valuation income of $31,547 and $194,261 associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $5,738 and $37,285 as of December 31, 2016 and September 30, 2016, respectively.

The warrant liabilities were valued at the noted dates using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
	Private Placement 1		Private Placement 2
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Closing price per share of common stock	$0.11	$0.17	$0.11	$0.17
Exercise price per share	$0.50	$0.50	$0.50	$0.50
Expected volatility	72.0%	73.0%	72.0%	73.0%
Risk-free interest rate	.9%	.6%	1.22%	.8%
Dividend yield	—	—	—	—
Remaining expected term of underlying securities (years)	0.75	1.0	1.75	2.0
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock

Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock

As of December 31, 2016, approximately 3.6 million of warrants with down-round provision remained outstanding.

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

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of December 31, 2016 and September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Warrant liability	$37,285	$—	$—	$37,285

December 31, 2016
Warrant liability	$5,738	$—	$—	$5,738

Level 3 Valuation

The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended December 31, 2016.

Warrant Liability
Level 3
Balance at September 30, 2016	$37,285
Revaluation of warrants recognized in earnings	(31,547)
Balance at December 31, 2016	$5,738

Balances Measured at Fair Value on a Nonrecurring Basis:

Effective September 14, 2016, we refinanced our debt agreement with Iowa State Bank to extend the term of the agreement and reduce the interest rate from 8.0% to 4.0%. As a result of this refinancing, it was determined that the original and new debt instruments were substantially different, and therefore, the new debt instrument was recorded at its fair value of $2,281,839 using Level 3 inputs. The fair value was determined using a discount rate of 10% and term of 120 months. See Note 8, Notes Payable, for further discussion regarding the modification of the terms of the credit facility.

13. Stockholders’ Equity

10% Convertible Preferred Stock Dividends

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2 million in lieu of cash dividends and have approximately $432,000 in accrued dividends at December 31, 2016.

During the three months ended December 31, 2016, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $339,212, of which $110,451 remains in accrued dividends. Certain stockholders agreed to accept 1,738,974 shares of Common Stock in lieu of cash dividend payments of $228,761 due for the current quarter.

During the three months ended December 31, 2015, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $284,444, of which $53,114 remains in accrued dividends.

Stock Options

In October 2016, we granted options to an employee to purchase 150,000 shares of our Common Stock at an exercise price of $0.20 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2016 Stock Option Plan, have a ten-year term and vest equally over a period of five years from date of grant. The fair value of the options at the date of grant in aggregate was $17,952, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.3%; expected volatility based on historical trading information of 73% and expected term of 5 years.

Amortization of stock compensation expense was $31,314 and $27,136 for the three months ended December 31, 2016 and 2015, respectively.

The unamortized compensation expense at December 31, 2016 was $283,438 and will be amortized over a weighted average remaining life of approximately 3.9 years.

14. Segment Information

We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three months ending December 31, 2016 and December 31, 2015.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended December 31, 2016
Net sales	$433,853	$—	$—	$433,853
Amortization	209,220	7,500	31,314	248,034
Depreciation	54,022	43,325	—	97,347
Operating loss from continuing operations	(800,249)	(175,495)	(332,632)	(1,308,376)
Interest and financing costs	119,889	130,762	—	250,651
Total assets	5,017,266	3,653,559	827,902	9,498,727
Capital expenditures	4,815	—	—	4,815
Software development	40,657	—	—	40,657

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended December 31, 2015
Net sales	$464,668	$29,982	$—	$494,650
Amortization	205,412	7,500	28,132	241,044
Depreciation	60,351	43,325	—	103,676
Operating loss from continuing operations	(662,481)	(235,916)	(397,855)	(1,296,252)
Interest and financing costs	81,272	114,245	7,536	203,053
Total assets	5,844,019	3,691,897	1,036,586	10,572,502
Capital expenditures	2,993	395,638	—	398,631
Software development	47,596	—	—	47,596

15. Subsequent Event

On January 27, 2017 we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. We may issue up to $395,000 in additional notes under the terms of this private placement. Approximately $615,000 of previously issued short term loans from several of the investors were converted into the private placement. These notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

Concurrent with the closing of the financing, Neil Braverman became our new Chairman of the Board of Directors replacing Maurice Needham who will remain as a Director. Matthew Van Steenwyk was appointed by the Board of Directors as Lead Strategic Director with more direct focus on helping to optimize the strategic marketing initiatives for the Company.

In connection with this financing, WPU Leasing agreed on January 27, 2017 to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016 to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU Leasing’s agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share.

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

In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in Item 1A of this Quarterly Report. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. Nor, can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

The following information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2016.

Results of Operations

Three Months ended December 31, 2016 Compared to the Three Months ended December 31, 2015

Net sales for the three months ended December 31, 2016 decreased $60,797 or 12% to $433,853 as compared to net sales of $494,650 for the three months ended December 31, 2015. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $45 to $55 per barrel range from almost $100 per barrel over two years ago, which has resulted in a decrease in diesel prices during the past two fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in a significant reduction in the number of oil and gas drilling rigs in operation and has impacted the timing of dealer restocking orders and the implementation schedules of existing and prospective customers.

North American stationary revenues for the three months ended December 31, 2016, decreased $13,032 or 5% to $269,860 as compared to $282,892 for three months ended December 31, 2015. During the three months ended December 31, 2016, oil and gas engine conversions accounted for 100% of total stationary revenue as compared to 41% in the prior year as the total number of oil rigs operating have begun to increase during the later portion of 2016 leading to increased opportunities.

Domestic vehicular revenues for the three months ended December 31, 2016 decreased $20,049 or 22% to $71,843 as compared to $91,892 for the three months ended December 31, 2015. The decrease was attributable to the timing of dealer/customer orders. International vehicular revenues for the three months ended December 31, 2016 increased slightly to $92,150 as compared to $89,883 for the three months ended December 31, 2015.

Revenue from the Trident NGL Services division was $0 for the three months ended December 31, 2016 and $29,982 for the three months ended December 31, 2015.

During the three months ended December 31, 2016 our gross loss was $244,156 or 56% of net sales as compared to a gross loss of $291,356 or 59% of net sales for the three months ended December 31, 2015. The decrease in gross loss was primarily due to reduced operating expenses relating to our Trident NGL Services division which incurred $79,794 and $192,609 of cost of goods sold expenses during the three months ended December 31, 2016 and 2015, respectively.

Selling, general and administrative expenses for the three months ended December 31, 2016 increased $59,324 or 6% to $1,064,220 as compared to $1,004,896 for the three months ended December 31, 2015. The increase was primarily due to increased salary expenses as compared to the three months ended December 31, 2015.

During the three months ended December 31, 2016, interest and financing costs increased $47,598 to $250,651 as compared to $203,053 for the three months ended December 31, 2015 due to increased borrowings and interest rates. In addition, during the three months ended December 31, 2015, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes.

During the three months ended December 31, 2016, the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $31,547 as compared to a non-cash revaluation income of $194,261 for the three months ended December 31, 2015.

Our net loss for the three months ended December 31, 2016 was $1,481,724 or ($0.02) per basic share as compared to a net loss of $2,864,818 or ($0.05) per basic share for the three months ended December 31, 2015. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2016 reflects the inclusion of Convertible Preferred Stock dividends of $339,212. The calculation of net loss per share available for Common shareholders for the three months ended December 31, 2015 reflects the inclusion of Convertible Preferred Stock dividends of $284,445.

Liquidity and Capital Resources

As of December 31, 2016, we had $0 cash and cash equivalents and a working capital deficit of $2,017,138. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. Based on the information discussed below, including the $2.6 million of additional capital received between November 2016 and January 2017, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, we believe we will have sufficient resources to satisfy our cash requirements through the first quarter of fiscal 2018. In order to ensure our future viability beyond that point, management has implemented or is in the process of implementing the following actions:

A. 10% Contingent Convertible Promissory Notes and Series E Convertible Preferred Stock

During the three months ended December 31, 2016, an existing shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted, along with an existing $50,000 loan from an officer into the January 2017 private placement noted below.

On January 27, 2017, we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. We may issue up to $395,000 in additional notes under the terms of this private placement. These notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

B. Deferment of WPU Leasing Payments and Cash Dividend Payments

In connection with financing discussed above, WPU Leasing agreed on January 27, 2017 to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016 to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share. These changes will reduce our cash outflow commitments by approximately $760,000 on an annual basis.

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During the three months ended December 31, 2016, certain stockholders agreed to accept shares of Common Stock valued at approximately $229,000 in lieu of cash dividends representing 68% of all dividends due during the period. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2 million in lieu of cash dividends and have approximately $432,000 in accrued dividends at December 31, 2016.

C. New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under an existing loan agreements. In conjunction with the new credit facility, Iowa State Bank reduced our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) and the Wall Street Journal U.S. plus a .5% (4.0% at December 31, 2016) on the working capital line. We had no additional availability under our working capital line at December 31, 2016.

D. Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two purchased NGL processing systems are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through December 2016 of approximately $965,000. Based on our fiscal 2017 operating plan this amendment is expected to save us approximately $285,000 during fiscal 2017 as compared to the original terms.

The Condensed Consolidated Statement of Cash Flows reflect events for the three months ended December 31, 2016 and 2015 as they affect our liquidity.

During the three months ended December 31, 2016, net cash used in operating activities was $1,140,121. Our net loss for the three months ended December 31, 2016 was $1,481,724, inclusive of $31,547 of non-cash warrant revaluation income. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital of $431,737 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options. During the three months ended December 31, 2015, net cash used in operating activities was $492,509. Our net loss for the three months ended December 31, 2015 was $2,864,818, inclusive of $194,261 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $630,425 of accounts receivable and $364,915 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options.

Net cash used in investing activities was $43,252 for the three months ended December 31, 2016, reflecting primarily the capitalization of $38,437 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $4,815 for property, plant and equipment. Net cash provided by investing activities was $23,095 for the three months ended December 31, 2015, reflecting primarily the capitalization of $44,139 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $20,766 for property, plant and equipment.

Net cash provided by financing activities was $972,172 during the three months ended December 31, 2016, reflecting the net proceeds of $335,000 from our working capital line of credit with Iowa State Bank, $565,000 in proceeds from related parties and $92,908 of additional bank financing for checks written in excess of our bank balance. Payments made on notes payable totaled $20,736. Net cash provided by financing activities was $620,061 during the three months ended December 31, 2015, reflecting the net proceeds of $200,000 from our working capital line of credit with Iowa State Bank and $500,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $79,870.

Effects of Inflation and Changing Prices

We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas we have been negatively impacted by the sharp drop in the price of oil over the last two years and the resulting decrease in diesel prices in which has reduced the net fuel savings between the two fuels. We were positively impacted by interest rate changes during the three months ended December 31, 2016, when the interest rate on Iowa State Bank debt was changed from the Wall Street Journal prime rate plus 4.5% with a minimum of 8% to 4% fixed for three years on our term loan and Wall Street Journal prime rate plus .05% (4.25% at December 31, 2016) on our working capital loan, with no minimum rates starting in September 2016.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2017, we initiated litigation in the Iowa District Court for Kossuth County, against Trident Resources, LLC and its owner and guarantor, Thomas Lockhart, to collect $497,190, together with accrued interest and late fees of approximately $135,000 owed us under a secured promissory note.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2016, we issued 1,738,974 shares of Common Stock to certain holders of our 10% Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

3.1 (1)	—	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, to be filed with the Secretary of State of the State of Delaware upon the satisfaction of certain conditions

10.1 (2)	—	Unsecured Promissory Note dated November 18, 2016, in the principal amount of $200,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust

10.2 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Maurice Needham dated April 1, 2003

10.3 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Lyle E. Jensen dated April 25, 2016

10.4 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Charles E. Coppa dated April 25, 2016

10.5 (1)	—	Convertible Note Purchase Agreement, dated January 27, 2017, among American Power Group Corporation and the purchasers named therein

10.6 (1)	—	Form of Subordinated Contingent Convertible Promissory Note issued to the purchasers named in the Convertible Note Purchase Agreement

10.7 (1)	—	Form of Warrant to be issued to the purchasers named in the Convertible Note Purchase Agreement upon conversion of the Notes

10.8 (1)	—	Amended and Restated Voting Agreement, dated January 27, 2017, among American Power Group Corporation and the investors named therein

10.9 (1)	—	Forbearance, Waiver and Amendment Agreement, dated January 27, 2017, among WPU Leasing, LLC, American Power Group Corporation and American Power Group, Inc.

10.10 (1)	—	Form of Warrant issued to the members of WPU Leasing, LLC

10.11 (1)	—	Amendment No. 3, dated January 27, 2017, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein

10.12 (1)	—	Security Assignment Agreement, dated January, 27, 2017 among American Power Group Corporation and the parties named therein

10.13 (1)	—	Subordination Agreement, dated January 27, 2017, between Iowa State Bank and each of the purchasers named in the Convertible Note Purchase Agreement

10.14 (1)	—	Amendment No. 1 to the 2016 Stock Option Plan

31.1 (4)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 (4)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 (5)	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2 (5)	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101.SCH (6)	—	XBRL Taxonomy Extension Schema Document

101.CAL (6)	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (6)	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (6)	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (6)	—	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed February 1, 2017, and incorporated herein by reference.

(2)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed November 28, 2016, and incorporated herein by reference.

(3)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed January 20, 2017, and incorporated herein by reference.

(4)	Filed herewith.

(5)	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

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

Dated: February 14, 2017

