Form 10-Q
period 2017-03-31
AMERICAN POWER GROUP Corp
filed 2017-05-15
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (do not check if a smaller reporting company)	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2017 there were 79,749,728 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

PART I.FINANCIAL INFORMATION

American Power Group Corporation

Consolidated Balance Sheets

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$988,559	$211,201
Accounts receivable, trade, less allowance for doubtful accounts of $0 and $698 as of March 31, 2017 and September 30, 2016, respectively	565,911	403,108
Inventory	600,723	508,245
Note receivable, related party	497,190	497,190
Prepaid expenses and other	299,840	269,784
Total current assets	2,952,223	1,889,528
Property, plant and equipment, net	3,603,559	3,790,365
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts, net	366,667	406,667
Purchased technology, net	116,667	141,667
Software development costs, net	2,208,173	2,503,102
Other	286,302	264,434
Total other assets	3,775,196	4,113,257
	$10,330,978	$9,793,150
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$566,419	$491,607
Accrued expenses	2,003,218	1,496,879
Notes payable, current, net of discount and financing fees	599,548	104,925
Notes payable, related parties, current, net of discount and financing fees	2,896,344	744,614
Obligations due under lease settlement, current	181,704	181,704
Total current liabilities	6,247,233	3,019,729
Notes payable, net of current portion and net of debt discount and financing fees	2,087,244	2,153,413
Notes payable, related parties, net of current portion and net of debt discount and financing fees	2,829,780	2,741,368
Warrant liability	5,489	37,285
Obligations due under lease settlement, non-current	148,504	211,504
Total liabilities	11,318,250	8,163,299

Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 740 shares and outstanding at March 31, 2017 and September 30, 2016	740	740
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares issued and outstanding at March 31, 2017 and September 30, 2016	52	52
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares issued and outstanding at March 31, 2017 and September 30, 2016	22	22
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares issued and outstanding at March 31, 2017 and September 30, 2016	397	397
Series D-3 Convertible Preferred stock, $1.00 par value, 210 shares authorized, 205 shares issued and outstanding at March 31, 2017 and September 30, 2016	205	205
Common stock, $.01 par value, 350 million shares authorized, 79,599,395 shares and 75,055,296 issued and outstanding at March 31, 2017 and September 30, 2016	795,994	750,553
Additional paid-in capital	75,533,170	74,564,138
Accumulated deficit	(77,317,852)	(73,686,256)
Total stockholders’ (deficit) equity	(987,272)	1,629,851
	$10,330,978	$9,793,150

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$1,112,936	$608,526	$1,546,789	$1,103,176
Cost of sales	1,014,205	924,777	1,692,214	1,710,783
Gross profit (loss)	98,731	(316,251)	(145,425)	(607,607)
Operating expenses:
Selling, general and administrative	1,295,700	986,138	2,359,920	1,991,034
Operating loss from continuing operations	(1,196,969)	(1,302,389)	(2,505,345)	(2,598,641)
Non operating income (expense)
Interest and financing costs	(303,946)	(181,706)	(554,597)	(384,759)
Interest - discount on contingent convertible promissory notes - warrants	—	—	—	(906,874)
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	—	(649,813)
Interest income	33,077	33,611	66,690	78,813
Revaluation of warrants	249	7,060	31,796	201,321
Other, net	7,455	(43,823)	19,598	(92,112)
Non operating expense, net	(263,165)	(184,858)	(436,513)	(1,753,424)
Net loss	(1,460,134)	(1,487,247)	(2,941,858)	(4,352,065)
10% Convertible Preferred dividends	(350,526)	(335,083)	(689,738)	(619,528)
Series D, Convertible Preferred stock beneficial conversion feature	—	(1,257,178)	—	(1,257,178)
Net loss available to Common stockholders	$(1,810,660)	$(3,079,508)	$(3,631,596)	$(6,228,771)

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.08)
Net loss per Common share - 10% Preferred dividend	(0.01)	(0.01)	(0.01)	(0.01)
Net loss per Common Share - Series D Convertible Preferred Stock beneficial conversion feature	$—	$(0.02)	$—	$(0.02)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	77,936,003	57,628,138	76,493,003	56,476,616

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2016	1,416	$1,146	75,055,296	$750,553	$74,564,138	$(73,686,256)	$1,629,851
Compensation expense associated with stock options	—	—	—	—	61,221	—	61,221
Fair value of warrants issued for forbearance	—	—	—	—	371,961	—	371,961
Fair value of warrants issued for services rendered	—	—	—	—	17,175	—	17,175
Common stock issued for amounts due	—	—	650,000	6,500	58,500	—	65,000
Common stock issued for 10% Convertible Preferred Stock dividend	—	—	3,894,099	38,941	460,175	(358,368)	140,748
10% Convertible Preferred stock accrued but not paid	—	—	—	—	—	(331,370)	(331,370)
Net loss for the six months ended March 31, 2017	—	—	—	—	—	(2,941,858)	(2,941,858)
Balance, March 31, 2017	1,416	$1,416	79,599,395	$795,994	$75,533,170	$(77,317,852)	$(987,272)

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,941,858)	$(4,352,065)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Revaluation of warrants	(31,796)	(201,321)
Interest - discount on contingent convertible promissory notes - warrants	—	906,874
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	649,813
Inventory valuation allowance	104	2,346
Shares issued in lieu of wages	—	11,001
Shares issued in lieu of expenses	65,000	—
Loss on disposal of property and equipment	266	7,244
Depreciation expense	194,807	201,566
Amortization of warrants issued for services	5,447	1,992
Amortization of debt discount, bank	54,820	—
Amortization of debt discount, related party note	46,164	—
Amortization of deferred financing costs	103,909	23,917
Stock compensation expense	61,221	40,311
(Recovery of) and provision for bad debts	(698)	(2,852)
Amortization of software costs	366,906	361,300
Amortization of long term contracts	40,000	40,000
Amortization of purchased technology	25,000	25,000
Increase in assets:
Accounts receivable	(162,105)	411,266
Inventory	(92,582)	(40,230)
Prepaid and other current assets	99,760	25,388
Other assets	(73,231)	(21,988)
Decrease in liabilities:
Accounts payable	74,812	(557,652)
Accrued expenses	252,717	604,897
Net cash used in operating activities	(1,911,337)	(1,863,193)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	38,000
Note receivable, related party	—	50,000
Purchase of property and equipment	(8,267)	(181,742)
Software development costs	(71,977)	(129,496)
Net cash used in investing activities	(80,244)	(223,238)
Cash flows from financing activities:
Proceeds from sales of Series D Convertible Preferred stock, net of fees	—	2,152,131
Proceeds from line of credit	335,000	200,000
Repayment of notes payable	(121,061)	(435,002)
Proceeds from convertible notes payable, related party	2,555,000	—
Proceeds from notes payable, related party	—	500,000
Repayment of notes payable, related party	—	(48,306)
Net cash provided by financing activities	2,768,939	2,368,823
Net increase in cash and cash equivalents	777,358	282,392
Cash and cash equivalents at beginning of year	211,201	67,162
Cash and cash equivalents at end of period	$988,559	$349,554

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

-Continued-

	Six Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$77,685	$300,024

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	—	2,569,515
Warrants issued for forbearance	371,961	—
Shares issued for preferred stock dividend	140,748	231,331
Equipment received in lieu of payment on note receivable	—	190,000
Dividends included in accrued expenses	331,370	92,381
Capitalized interest included in construction in progress	—	68,480
Insurance premiums financed with short-term debt	66,725	59,866
Warrants issued	17,175	36,787
Software development costs included in accounts payable	—	23,459

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Notes to Interim Consolidated Financial Statements

(Unaudited)

1. Nature of Operations, Risks, and Uncertainties

American Power Group Corporation (together with its subsidiaries “we”, “us” or “our”) was originally founded in 1992 and has operated as a Delaware corporation since 1995.

Recent Developments

During the six months ended March 31, 2017, an existing shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted, along with an existing $50,000 loan from an officer into the January 2017 private placement noted below.

On January 27, 2017, we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. We may issue up to $395,000 in additional notes under the terms of this private placement. Unless the terms of these notes are amended through mutual agreement, these notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

Concurrent with the closing of the financing, Neil Braverman became our new Chairman of the Board of Directors replacing Maurice Needham, who will remain as a Director. Matthew Van Steenwyk was appointed by the Board of Directors as Lead Strategic Director with more direct focus on helping to optimize the strategic marketing initiatives for the Company.

In connection with this financing, WPU Leasing, LLC agreed on January 27, 2017 to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments, but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share.

As of May 15, 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

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

Wellhead Gas Flare Capture and Recovery Services Division - NGL Services, a division of American Power Group, Inc.

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

In August 2015, we entered the flare gas capture and recovery business through a relationship with Trident Resources, LLC whereby Trident exclusively licensed to us its proprietary next generation NGL compression/refrigeration process. The proprietary Trident NGL capture and recovery process captures and converts a higher percent of the gases at these remote and stranded well sites, with its mobile and modular design when compared to other competitive capture technologies. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.

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

During the six months ended March 31, 2017, revenues from our NGL Division were $0 as we continue to market our flare capture and recovery services primarily in the Bakken region of North Dakota.

Liquidity and Management’s Plans

As of March 31, 2017, we had $988,559 cash and cash equivalents and a working capital deficit of $3,295,010, which reflects the inclusion of $2,600,000 of Subordinated Contingent Convertible Promissory Notes issued on January 27, 2017. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business.

Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. We have historically funded our operations primarily through debt and equity issuances. Management is currently pursuing several additional  financing options to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given, however that additional capital will be available on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Based on the information discussed below, including the $2.6 million of additional capital received between November 2016 and January 2017, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, including the collection of the Trident Resource’s note receivable, interest and fees of approximately $654,000 , we believe we will have sufficient resources to satisfy our cash requirements through the first  quarter of fiscal 2018. In order to ensure our future viability beyond that point, management has implemented or is in the process of implementing the following actions:

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

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During the six months ended March 31, 2017 certain stockholders agreed to accept 2,820,472 shares of Common Stock valued at approximately $358,000 in lieu of cash dividends, representing 52% of all dividends due during the period, and 1,073,627s hares of Common Stock valued at $141,000 for dividends due in previous fiscal periods. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2.3 million in lieu of cash dividends and have approximately $512,000 in accrued dividends at March 31, 2017.

C.        New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under existing loan agreements. In conjunction with the new credit facility, Iowa State Bank reduced our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) based on the Wall Street Journal U.S. Prime plus 0.5% (4.5% at March 31, 2017) on the working capital line. We had no additional availability under our working capital line at March 31, 2017.

D.        Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two NGL processing systems purchased from Trident are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through March 2017 of approximately $1.03 million. Based on our fiscal 2017 operating plan this amendment is expected to save us approximately $342,000 during fiscal 2017 as compared to the original terms.

2. Basis of Presentation

The consolidated financial statements include the accounts of American Power Group Corporation and our wholly-owned subsidiary, American Power Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim financial statements at March 31, 2017 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2016 included in our Annual Report on Form 10-K. The balance sheet at September 30, 2016 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of March 31, 2017 and the operating results for the interim periods ended March 31, 2017 and 2016 have been included.

3. Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015 FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for us beginning in fiscal 2019 (October 1, 2018), however, we may adopt this guidance as of the original effective date. This guidance can be adopted by us either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

Going Concern. In August 2014, FASB issued Accounting Standard Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”), which amends FASB Accounting Standards Codification 205 “Presentation of Financial Statements.” This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

Debt Issuance Costs. In April 2015, FASB issued a standard that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We have implemented this standard early with the filing of our Form 10-K for the fiscal year ended September 30, 2016. The adoption did not have a material impact on our financial position, results of operation or cash flows.

Inventory Measurement. In July 2015, FASB issued a new topic on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Leases. In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

Revenue Standard’s Principal-Versus-Agent Guidance. In March 2016, FASB issued ASU No. 2016-08, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-18”). The standard amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09). ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer”. Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others. The new standard has the same effective date as ASU 2014-09, as amended by the one-year deferral and early adoption provisions in ASU 2015-14. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt the new revenue standard. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

Share-Based Compensation. In April 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2-16-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

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

Note Receivable, Related Party

On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources, LLC, pursuant to which we loaned Trident $737,190 under the terms of a 6% senior secured demand promissory note due September 30, 2015. The note is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner. During the six months ended March 31, 2016, Trident repaid $240,000 of the outstanding principal balance.

On December 1, 2015, we amended and restated the note to extend the maturity until December 31, 2015 and provide for certain additional penalties in the event of any default under such note, including a 5% penalty for late payment. At March 31, 2017, the outstanding principal balance was $497,190 and accrued interest and late fees were approximately $154,000. As of May 15, 2017, Trident has made no additional payments and as a result we have commenced legal action to pursue collection of the outstanding balance against Trident as well as its owner who has personally guaranteed Trident’s obligations under the note. We believe the value of the collateral pledged by Trident or its owner equals or exceeds the balance due and therefore believe no reserve for uncollectibility is necessary as of March 31, 2017.

Seller’s Note Receivable, Related Party

In conjunction with the July 2009 acquisition of substantially all the American Power Group operating assets, we acquired a promissory note from the previous owners of American Power Group (renamed M&R Development, Inc.), payable to us, in the principal amount of $797,387. The note, which was subsequently amended, bears interest at the rate of 5.5% per annum and was based on the difference between the assets acquired and the consideration given.

M&R is not required to make any payments under the note until such time as we begin to make royalty payments under our technology license (see Note 6) and at that time, the aggregate principal amount due under the note is to be paid in eight equal quarterly payments plus interest. Those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the note as of March 31, 2017. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5. Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of March 31, 2017 and September 30, 2016, we recorded an inventory valuation allowance of $279,476 and $279,580.

All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	March 31, 2017	September 30, 2016
Raw materials	$558,833	$507,035
Finished goods	41,890	1,210
Total inventory	$600,723	$508,245

6. Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value is being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $7,500 and $15,000 for the three and six months ended March 31, 2017 and 2016, respectively. Accumulated amortization was $50,000 and $35,000 at March 31, 2017 and September 30, 2016, respectively.

In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology were $25,000 and $50,000 for the three and six months ended March 31, 2017 and 2016, respectively. Accumulated amortization was $766,667 and $716,667 at March 31, 2017 and September 30, 2016, respectively.

In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three and six months ended March 31, 2017 and 2016, we incurred $0 royalties to M&R.

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

As of March 31, 2017, we have capitalized $4,681,199 of development costs associated with our OUL ($1,943,880) and IUL ($2,737,319) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended March 31, 2017 and 2016 were $182,686 and $180,888, respectively. Amortization costs for the six months ended March 31, 2017 and 2016 were $366,906 and $361,300, respectively. Accumulated amortization was $2,473,026 at March 31, 2017 and $2,106,120 September 30, 2016, respectively.

Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending March 31:	Contracts	Contracts	Technology	Software Development	Total
2018	$30,000	$50,000	$50,000	$669,414	$799,414
2019	30,000	50,000	50,000	467,362	597,362
2020	30,000	16,667	16,667	365,824	429,158
2021	30,000	—	—	332,758	362,758
2022	30,000	—	—	270,509	300,509
2023 and thereafter	100,000	—	—	102,306	202,306
	$250,000	$116,667	$116,667	$2,208,173	$2,691,507

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2017	September 30, 2016	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	3,127,904	3,133,075	3 - 10 years
Construction in progress	1,902,654	1,902,654
Less accumulated depreciation	(1,554,086)	(1,372,451)
	$3,603,559	$3,790,365

Construction in progress is related to well processing units used in our NGL Division. We are currently working with prospective customers to place this equipment in service. We believe that no impairment exists at this time.

8. Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. During the six months ending March 31, 2017, costs charged and product warranty claims have remained consistent with prior year costs and claims. Warranty accrual is included in accrued expenses.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Six Months Ended	Twelve Months Ended
	March 31, 2017	September 30, 2016
Warranty accrual at the beginning of the period	$188,713	$167,180
Charged to costs and expenses relating to new sales	20,582	51,754
Costs of product warranty claims	(12,640)	(30,221)
Warranty accrual at the end of period	$196,655	$188,713

9. Notes Payable/Credit Facilities

The following summarizes our notes payable as of March 31, 2017 and September 30, 2016.

Notes payable consists of the following at:	March 31, 2017	September 30, 2016
Revolving line of credit, Iowa State Bank, secured by Security Agreement, Business Loan Agreement and guaranty from two related party shareholders dated September 14, 2016, with an interest rate of 4.25%, with interest payments due monthly and principal due September 14, 2017	$500,000	$165,000
Term note payable, Iowa State Bank, secured by Security Agreement and Business Loan Agreement dated September 14, 2016 and guaranty from two related party shareholders, with an interest rate of 4%, requiring monthly payments of $30,659, beginning December 14, 2016. The maturity date of the loan is November 14, 2026.	2,944,218	3,000,000
Other unsecured term note payable with interest rate ranging from 3.34% to 4.03%, requiring monthly payments of principal and interest with due dates ranging from June 2017 to September 2017	40,474	39,028
	3,484,692	3,204,028
Less current portion	(793,610)	(391,496)
Less unamortized discount and deferred financing fees, net of current	(603,838)	(659,119)
Notes payable, non-current portion	$2,087,244	$2,153,413

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

In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of September 14, 2017 and bearing interest at a rate equal to the Wall Street Journal U.S. Prime Rate plus 0.5% (4.5% as of March 31, 2017). The maximum amount we may borrow from time to time under the line of credit remains equal to lesser of (i) the sum of 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, and 50% of the value of our inventory, or (ii) $500,000. As of March 31, 2017, the balance on the line of credit was $500,000 and we had no additional availability under the line.

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

As a result of refinancing the credit facility, we recorded a $497,492 loss on modification of debt during the fiscal year ended September 30, 2016. This amount includes $718,161 recorded as a discount to the principal amount of the Credit Facility, which is being accreted to interest expense over the term of the facility using the effective interest method, $22,055 of original debt issuance costs expensed at the time of the refinancing, and $1,143,598 in warrants issued to the Guarantors as consideration for their guarantee. The warrants were valued using the Black-Scholes pricing model with the following assumptions; dividend yield 0%; risk-free interest rate of 1.2%; volatility of approximately 73%, and expected term of 5 years. See Note 13, “Fair Value Measurements,” for further discussion regarding the recorded value of the credit facility.

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

10. Notes Payable, Related Parties

The following summarizes our notes payable as of March 31, 2017 and September 30, 2016.

Notes payable consists of the following at:	March 31, 2017	September 30, 2016
Term note payable, Trident Resources, LLC, secured by liens on equipment with an interest rate of 6.0% and requiring 48 monthly payments. Payment start date is tied to production goals.	$1,716,500	$1,716,500
Term note payable, WPU Leasing LLC, secured by liens on equipment with an interest rate of 15.0% with a due dates of August 31, 2019 and October 31, 2019.	1,758,484	1,758,484
10% Contingent convertible notes payable, due July 27, 2017	2,605,000	—
Officer’s 10% promissory note, due September 30, 2017	—	50,000
	6,079,984	3,524,984
Less current portion	(2,896,344)	(744,614)
Less unamortized discount and deferred financing fees, net of current	(353,860)	(39,002)
Notes payable, non-current portion	$2,829,780	$2,741,368

Notes Payable-Related Party-Trident Resources, LLC

On August 12, 2015, we purchased two processing systems from Trident Resources, LLC for $1,716,500. We issued Trident a promissory note for $832,000, which was payable in 12 equal monthly installments of principal and interest at 6.75% commencing September 20, 2015 and a second secured promissory note for $884,500, which was payable in 36 equal monthly installments of principal and interest at 6% commencing September 20, 2016. These notes are secured by liens on the purchased equipment. As of December 1, 2015, we amended and restated these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest estimated to initially begin on August 31, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these production goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us to offset against amounts otherwise due under such note in the event of any default by Trident under its promissory note to the Company. As of March 31, 2017, no principal or interest payments have been made on this note and we have accrued interest of $172,412 associated with this note, which is included in accrued expenses.

Financing Agreement -WPU Leasing, LLC

In January 2016, WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduced our cash outflow commitments by approximately $500,000 during fiscal 2016 and as noted below, WPU has agreed to defer subsequent payments due beyond fiscal 2016. WPU Leasing had the option, starting June 30, 2016, of taking deferred and current payments in shares of our Common Stock (based on the 20 day volume weighted average price prior to conversion) which would positively impact our cash flow position going forward. At June 30, 2016, a member of WPU Leasing, LLC which is affiliated with one of our Directors agreed to accept 1,209,857 shares of Common Stock (valued at $.14 per share) in lieu of cash for deferred principal and interest payments due as of June 30, 2016 of $169,379. No other payments have been made since June 30, 2016. As of March 31, 2017 and September 30, 2016, we have accrued interest associated with this note of $398,200 and $238,953, respectively. These amounts are included in accrued expenses.

In consideration of WPU Leasing’s commitment under our financing agreement, we issued to WPU Leasing’s members warrants to purchase up to the lesser of (i) an aggregate of 3,250,000 shares of our Common Stock or (ii) one share of Common Stock for each dollar borrowed by us under the agreement. During the fiscal year ended September 30, 2016, we terminated warrants to purchase 1,325,000 shares of Common Stock due to the fact WPU Leasing had not provided the remaining $1.325 million of its commitment. The warrants are exercisable at a price of $.20 per share for a period of four years from the date of issue and may be exercised on a cashless basis. We determined the value of these warrants using the Black-Scholes option pricing model and recorded deferred financing costs of $86,923, which are being amortized over the term of the finance agreement.

In connection with the January 2017 private placement, WPU Leasing agreed to defer all current and future cash interest and principal payments due under approximately $1.8 million of notes until such time as our Board of Directors determines we are in a position to resume normal payments but no later than such time as we are EBITDA positive at a Corporate level for two consecutive quarters. In addition, WPU amended its notes, effective as of December 1, 2016, to reduce the current normal interest rate from 22.2% to 15% and eliminate the penalty interest provision. On January 27, 2017, in consideration of WPU Leasing’s agreements and waivers, we issued WPU’s members ten year warrants to purchase an aggregate of 3,538,172 shares of our Common Stock at an exercise price of $.10 per share. Using the Black-Scholes model, we determined the fair value of the warrants to be $371,961. We evaluated the debt amendment according to ASC 470 guidance, and determined the difference between the original and new debt instruments to not be substantially different under the 10% test; therefore, the fair value of the warrants was recorded as a reduction against the WPU notes and an increase in Additional Paid in Capital.

As a result of the warrant issuance, we recorded a $400,024 debt discount during the quarter ended March 31, 2017. This discount is being accreted to interest expense over the term of the facility using the effective interest method, and includes $28,063 of the remaining debt issuance costs expensed at the time of the refinancing, and $371,961 in warrants issued in consideration of the interest rate reduction. The warrants were valued using the Black-Scholes pricing model with the following assumptions; dividend yield 0%; risk-free interest rate of 2.49%; volatility of approximately 73%, and expected term of 10 years. See Note 13, “Fair Value Measurements,” for further discussion regarding the recorded value of the Note Payable to WPU Leasing.

10% Subordinated Contingent Convertible Promissory Notes

During the three months ended March 31, 2017, we issued $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. Unless the terms of these notes are amended through mutual agreement, these notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

During the three months ended March 31, 2017, a shareholder and investors affiliated with members of our Board of Directors loaned us $565,000 under short term 10% promissory notes which were subsequently converted into the 10% Subordinated Contingent Convertible Promissory Notes issued in January 2017.

Officer’s Promissory Note

In 2010, an officer loaned us $50,000 under an unsecured promissory note, the maturity of which has been extended several times. In September 2016, the officer agreed to extend the maturity of the outstanding $50,000 balance to September 30, 2017 and agreed to convert the outstanding balance into the 10% Subordinated Contingent Convertible Promissory Notes. This amount is included in the $2.6 million of 10% Subordinated Contingent Convertible Promissory Notes described above.

11. Commitments and Contingencies

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

In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1, 2016. During the three and six months ended March 31, 2017, we had rental income of $24,000 and $48,000 respectively, associated with the Georgia property and rental expense of $11,779 and $19,136, respectively. During the three and six months ended March 31, 2016, we had rental income of $24,000 and $48,000 respectively, associated with the Georgia property and rental expense of $62,934 and $125,867, respectively.

The total future minimum rental obligations at March 31, 2017, under the above real estate operating lease is as follows:

Twelve Months Ending March 31,
2017	$181,704
2018	134,578
$316,282

12. Warrants to Purchase Common Stock

In conjunction with the private placement of our 10% Convertible Preferred stock in April 2012 and November 2014, we issued warrants which contained a “down-round” provision that provides for a reduction in the warrant exercise price if there are subsequent issuances of additional shares of common stock for consideration per share less than the per share warrant exercise prices. In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvement (“ASU 2012-04”), which contained technical corrections to guidance on which we had previously relied upon in forming our initial conclusions regarding the accounting for warrants containing these reset provisions. Pursuant to this guidance and effective commencing October 1, 2013, we have recognized the fair value of these warrants as a liability and have re-measured the fair value of these warrants on a quarterly basis with any increase or decrease in the estimated fair value being recorded in other income or expense for the respective quarterly reporting period.

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

In determining the initial fair value of the warrants associated with the April 2012 Convertible Preferred Stock private placement as of October 1, 2013, we prepared a valuation simulation using the Black-Scholes option pricing model as well as additional models using a modified Black-Scholes option pricing model and a Binomial Tree option pricing model. We determined the initial fair value of the warrants associated with the November 2014 Convertible Preferred Stock private placement to be $694,631 based on a valuation simulation using the Black-Scholes option pricing model. Both additional simulations included various reset scenarios, different exercise prices, and other assumptions, such as price volatility and interest rates, that were kept consistent with our original Black-Scholes model. The resulting warrant values as determined under the modified Black-Scholes model and the Binomial Tree option model were not materially different from the values generated using the Black-Scholes model. We have therefore determined to use the Black-Scholes model as we believe it provides a reasonable basis for valuation and takes into consideration the relevant factors of the warrants, including the down round provision.

During the three and six months ended March 31, 2017 and 2016, we recorded warrant valuation income of $249 and $31,796, and $7,060 and $201,321, respectively, associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $5,489 and $37,285 as of March 31, 2017 and September 30, 2016, respectively. The warrant liabilities were valued at March 31, 2017, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
	Private Placement 1		Private Placement 2
	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Closing price per share of common stock	$0.12	$0.17	$0.12	$0.17
Exercise price per share	$0.50	$0.50	$0.50	$0.50
Expected volatility	75.0%	73.0%	75.0%	73.0%
Risk-free interest rate	0.9%	0.6%	1.3%	0.8%
Dividend yield	—	—	—	—
Remaining expected term of underlying securities (years)	0.50	1.0	1.50	2.0
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917

Private Placement 1 - April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock

Private Placement 2 - March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock.

As of March 31, 2017, approximately 3.6 million of warrants with down-round provision remained outstanding.

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

We have classified certain warrants related to the 10% Convertible Preferred Stock private placements noted in Note 10 as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The unobservable inputs in our valuation model include the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down-round protection.

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of March 31, 2017 and September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Warrant liability	$37,285	$—	$—	$37,285

March 31, 2017
Warrant liability	$5,489	$—	$—	$5,489

Level 3 Valuation

The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2017.

Warrant Liability
Level 3
Balance at September 30, 2016	$37,285
Revaluation of warrants recognized in earnings	(31,796)
Balance at March 31, 2017	$5,489

Balances Measured at Fair Value on a Nonrecurring Basis:

Effective September 14, 2016, we refinanced our debt agreement with Iowa State Bank to extend the term of the agreement and reduce the interest rate from 8.0% to 4.0%. As a result of this refinancing, it was determined that the original and new debt instruments were substantially different, and therefore, the new debt instrument was recorded at its fair value of $2,281,839 using Level 3 inputs. The fair value was determined using a discount rate of 10% and term of 120 months. See Note 9, Notes Payable, for further discussion regarding the modification of the terms of the credit facility.

14. Stockholders’ Equity

Common Shares

During the six months ended March 31, 2017, two members of our Board of Directors agreed to accept 650,000 shares of our Common Stock valued at $65,000 in lieu of Board fees due them.

10% Convertible Preferred Stock Dividends

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2.3 million in lieu of cash dividends and have $512,314 in accrued dividends at March 31, 2017.

During the six months ended March 31, 2017, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $689,738, of which $331,370 remains in accrued dividends. During the six months ended March 31, 2017, certain stockholders agreed to accept 3,894,099 shares of Common Stock in lieu of cash dividend payments of $358,368 due during that period and $140,748 due during previous fiscal years.

During the six months ended March 31, 2016, we recorded a dividend on our 10% Convertible Preferred Stock and Series B 10% Convertible Preferred Stock of $619,528. During the six months ended March 31, 2016, certain stockholders agreed to accept 4,471,291 shares of Common Stock in lieu of cash dividend payments of $565,247 due during that period and $38,100 due during previous fiscal years.

Stock Options

In October 2016, we granted options under the 2016 Stock Option Plan to an employee to purchase 150,000 shares of our Common Stock at an exercise price of $0.20 per share, which represented the closing price of our stock on the date of the grant. The options were granted under the 2016 Stock Option Plan, have a ten-year term and vest equally over a period of 60 months from date of grant. The fair value of the options at the date of grant in aggregate was $17,952, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates of approximately 1.3%; expected volatility based on historical trading information of 73% and expected term of 5 years.

In March 2017, we granted options under the 2016 Stock Option Plan to purchase 1,540,000 of our Common Stock to employees at exercise prices ranging from $0.10 to $0.11 per share, which represented the closing price of our stock on the date of the grants. The options have a ten year term and vest equally over a period of 60 months from date of grant. The fair value of the options at the date of grant in aggregate was $102,994, which was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; dividend yield of 0%; risk-free interest rates ranging from approximately 1.5% to 2.0%; expected volatility based on historical trading information ranging from 72% to 75% and expected term of 5 years.

In addition, in March 2017, we granted members of senior management and our Board of Directors options to purchase 8.75 million shares of our Common Stock with 7.15 million options vesting in varying installments over a four fiscal year period, beginning with fiscal 2017 based upon the grantee achieving certain annual performance milestones as determined annually by our Board of Director. The remaining 1.6 million options will vest immediate at the discretion of the Board based on individual performance.

Amortization of stock compensation expense was $29,907 and $13,175, and $61,221 and $5,444 for the three and six months ended March 31, 2017 and 2016, respectively. Our Board of Directors agreed to extend the exercise period from three months to 18 months on options to purchase 340,000 shares of our Common Stock owned by a former director who resigned on October 1, 2015. The fair value of the extended terms and of the existing terms of $15,793 is included in the stock compensation expenses for the six months ended March 31, 2016.

The unamortized compensation expense at March 31, 2017 was $356,525 and will be amortized over a weighted average remaining life of approximately 4.3 years.

15. Segment Information

We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three and six months ending March 31, 2017 and 2016.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended March 31, 2017
Net sales	$1,112,936	$—	$—	$1,112,936
Amortization	207,686	7,500	35,354	250,540
Depreciation	54,135	43,325	—	97,460
Operating loss from continuing operations	(635,414)	(198,662)	(362,893)	(1,196,969)
Interest and financing costs	125,206	137,967	40,773	303,946
Total assets	5,885,999	2,645,331	1,799,648	10,330,978
Capital expenditures	3,452	—	—	3,452
Software development	31,320	—	—	31,320

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended March 31, 2016
Net sales	$608,526	$—	$—	$608,526
Amortization	205,888	7,500	14,669	228,057
Depreciation	54,565	43,325	—	97,890
Operating loss from continuing operations	(786,952)	(202,594)	(312,843)	(1,302,389)
Interest and financing costs	65,653	121,988	(5,935)	181,706
Total assets	6,010,715	3,428,352	1,340,502	10,779,569
Capital expenditures	1,568	40,023	—	41,591
Software development	105,359	—	—	105,359

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Six Months Ended March 31, 2017
Net sales	$1,546,789	$—	$—	$1,546,789
Amortization	416,906	15,000	66,668	498,574
Depreciation	108,157	86,650	—	194,807
Operating loss from continuing operations	(1,435,663)	(374,157)	(695,525)	(2,505,345)
Interest and financing costs	245,095	268,729	40,773	554,597
Total assets	5,885,999	2,645,331	1,799,648	10,330,978
Capital expenditures	8,267	—	—	8,267
Software development	71,977	—	—	71,977

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Six Months Ended March 31, 2016
Net sales	$1,073,193	$29,983	$—	$1,103,176
Amortization	411,300	15,000	42,303	468,603
Depreciation	114,916	86,650	—	201,566
Operating loss from continuing operations	(1,449,433)	(438,510)	(710,698)	(2,598,641)
Interest and financing costs	146,925	236,233	1,601	384,759
Total assets	6,010,715	3,428,352	1,340,502	10,779,569
Capital expenditures	4,561	435,661	—	440,222
Software development	152,955	—	—	152,955

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

In accordance with the provisions of the Private Securities Litigation Reform Act of 2005, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. Nor, can there be any assurance that we have identified all possible issues which we might face. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law.

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

Results of Operations

Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016

Net sales for the three months ended March 31, 2017 increased $504,410 or 83% to $1,112,936 as compared to net sales of $608,526 for the three months ended March 31, 2016. The increase was primarily related to higher domestic stationary revenue due an increase in the number of oil and gas drilling rigs in operation as oil prices recovered from their lows in early 2016 and operators continue to seek ways to lower operating costs which our dual fuel technology does. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $45 to $55 per barrel range from almost $100 per barrel over two years ago, which has resulted in a decrease in diesel prices during the past two fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in delays in the timing of dealer restocking orders and the implementation schedules of existing and prospective customers, especially for vehicular conversion orders.

North American stationary revenues for the three months ended March 31, 2017 were $1,108,358 which was $1,029,864 or 1312% higher compared to revenue of $78,494 for the three months ended March 31, 2016. The increase was primarily due to the increase in active drilling rigs in the oil and gas industry.

Domestic vehicular revenues for the three months ended March 31, 2017 decreased $472,719 or 99% to $4,578 as compared to revenues of $477,297 for the three months ended March 31, 2016. The decrease was attributable to decreases in follow-on fleet sales for the quarter. International vehicular revenues for the three months ended March 31, 2017 decreased $52,735 to $0 as compared to revenues of $52,735 for the three months ended March 31, 2016.

Revenue from our NGL Services division was $0 for the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 our gross profit was $98,731 or 9% of net sales as compared to a gross loss of $316,251 or 52% of net sales for the three months ended March 31, 2016. The increase in gross profit was primarily due to an increase in revenue which covered fixed overhead costs. This increase in gross profit was offset by approximately $92,000 of costs relating to our NGL Services division which had no revenue during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 2017 increased $309,562 or 31% to $1,295,700 as compared to $986,138 for the three months ended March 31, 2016. The increase is primarily due to higher sales and marketing expenses associated with increased headcount relating to our NGL services division and international and domestic vehicular sales teams.

During the three months ended March 31, 2017 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $249 as compared to $7,060 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, interest and financing expense increased $122,240 or 67% to $303,946 as compared to $181,706 for the three months ended March 31, 2016, due to increased borrowings and interest expenses associated with our Trident NGL Services division.

Our net loss for the three months ended March 31, 2017 decreased $27,113 or 2% to a net loss of $1,460,134 or $(0.02) per basic share as compared to a net loss of $1,487,247 or $(0.02) per basic share for the three months ended March 31, 2016. The calculation of net income per share available for Common shareholders for the three months ended March 31, 2017 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $350,526 as compared to 335,083 for the three months ended March 31, 2016.

Six Months ended March 31, 2017 Compared to the Six Months ended March 31, 2016

Net sales for the six months ended March 31, 2017 increased $443,613 or 40% to $1,546,789 as compared to net sales of $1,103,176 for the six months ended March 31, 2016. The increase was primarily related to increased domestic stationary revenue due an increase in the number of oil and gas drilling rigs in operation as oil prices recovered from their lows in early 2016 and operators continue to seek ways to lower operating costs which our dual fuel technology does. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to the $45 to $55 per barrel range from almost $100 per barrel over two years ago, which has resulted in a decrease in diesel prices during the past two fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in delays in the timing of dealer restocking orders and the implementation schedules of existing and prospective customers, especially for vehicular conversion orders.

 North American stationary revenues for the six months ended March 31, 2017 were $1,378,218 which was $1,016,832 or 281% higher as compared to revenue of $361,386 for the six months ended March 31, 2016. The increase was primarily due to the increase in active drilling rigs in the oil and gas industry.

Domestic vehicular revenues for the six months ended March 31, 2017 decreased $492,768 or 87% to $76,421 as compared to revenues of $569,189 for the six months ended March 31, 2016. The decrease was attributable to a decrease in new and follow-on fleet sales for the six months. International vehicular revenues for the six months ended March 31, 2017 decreased $50,468 or 35% to $92,150 as compared to revenues of $142,618 for the six months ended March 31, 2016.

Revenues from the NGL Services division were zero for the six months ended March 31, 2017 and $29,983 for the six months ended March 31, 2016.

During the six months ended March 31, 2017 our gross loss was $145,425 or 9% of net sales as compared to a gross loss of $607,607 or 55% of net sales for the six months ended March 31, 2016. The decrease in gross loss was primarily due to an increase in sales with relatively consistent fixed overhead costs and approximately $172,000 relating to our NGL Services division which had no revenue during the six months ending March 31, 2017.

Selling, general and administrative expenses for the six months ended March 31, 2017 increased $368,886 or 19% to $2,359,920 as compared to $1,991,034 for the six months ended March 31, 2016. The increase is primarily due to higher sales and marketing expenses associated with increased headcount relating to our NGL services division and international and domestic vehicular sales teams.

During the six months ended March 31, 2017 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $31,796 as compared to $201,321 during the six months ended March 31, 2016.

During the six months ended March 31, 2017, interest and financing expense increased $169,838 or 44% to $554,597 as compared to $384,759 for the six months ended March 31, 2016 due to increased borrowings and interest expense for our Trident NGL Services division. In addition, during the six months ended March 31, 2016, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes.

Our net loss for the six months ended March 31, 2017 decreased $1,410,207 or 32% to a net loss of $2,941,858 or $(0.04) per basic share as compared to a net loss of $4,352,065 or $(0.08) per basic share for the six months ended March 31, 2016. The calculation of net loss per share available to Common shareholders for the six months ended March 31, 2017 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $689,738. The calculation of net income per share available for Common shareholders for the six months ended March 31, 2016 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $619,528 and the Series D beneficial conversion feature of $1,257,178.

Liquidity and Capital Resources

As of March 31, 2017, we had $998,559 cash and cash equivalents and a working capital deficit of $3,295,010, which reflects the inclusion of $2,600,000 of Subordinated Contingent Convertible Promissory Notes issued on January 27, 2017. The accompanying financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We continue to incur recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern unless we secure additional capital to fund our operations as well as implement initiatives to reduce our cash burn in light of lower diesel/natural gas price spreads and the impact it has had on our business as well as the slower than anticipated ramp of our flare capture and recovery business. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty. Management understands that our continued existence is dependent on our ability to generate positive operating cash flow, achieve profitability on a sustained basis and generate improved performance. We have historically funded our operations primarily through debt and equity issuances. Management is currently pursuing several additional  financing options to fund our operations and believes that we will be successful in raising additional capital. No assurances can be given, however that additional capital will be available on terms acceptable to the Company or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Based on the information discussed below, including the $2,600,000 of additional capital received between November 2016 and January 2017, our fiscal 2017 operating plan, the cash saving initiatives that have been implemented below and anticipated cash flows from operations, including the collection of the Trident Resource’s note receivable, interest and fees of approximate $654,000, we believe we will have sufficient resources to satisfy our cash requirements through the first quarter of fiscal 2018. In order to ensure our future viability beyond that point, management has implemented or is in the process of implementing the following actions:

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

On January 27, 2017, we issued $2,600,0000 of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. These notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

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

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. During the six months ended March 31, 2017 certain stockholders agreed to accept 2,820,472 shares of Common Stock valued at approximately $358,000 in lieu of cash dividends representing 52% of all dividends due during the period and 1,073,627shares of Common Stock valued at $141,000 for dividends due in previous fiscal periods. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2.3 million in lieu of cash dividends and have approximately $512,000 in accrued dividends at March 31, 2017.

C. New Iowa State Bank Credit Facility

In September 2016, we entered into a new $3 million ten year term loan agreement and a new $500,000 working capital line of credit with Iowa State Bank in which we refinanced approximately $2,835,000 due to the bank under existing loan agreements. In conjunction with the new credit facility, Iowa State Bank reduced our interest rate on both loans from a minimum of 8% to 4% on the term loan (for the initial three years) based on the Wall Street Journal U.S. Prime plus a 0.5% (4.5% at March 31, 2017) on the working capital line. We had no additional availability under our working capital line at March 31, 2017.

D. Amendment of Trident Promissory Note

In December 2015, we amended the terms of the $1.716 million of secured notes payable to Trident Resources so that we are not required to make payments under the note until such time as the two NGL processing systems purchased from Trident are producing a minimum of 200,000 gallons of saleable product on a monthly basis. The original notes would have required cumulative payments through March 2017 of approximately $1.03 million. Based on our fiscal 2017 operating plan this amendment is expected to save us approximately $342,000 during fiscal 2017 as compared to the original terms.

The Consolidated Statement of Cash Flows reflects events for the six months ended March 31, 2017 and 2016 as they affect our liquidity.

During the six months ended March 31, 2017, net cash used in operating activities was $1,911,337. Our net loss for the six months ended March 31, 2017 was $2,941,858, inclusive of $31,796 of non-cash warrant revaluation income. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $962,946 consisting of depreciation, amortization, recovery of bad debt provision, inventory valuation allowance, warrants, and compensation expense associated with stock options and an increase of $327,529 in accounts payable and accrued expenses. During the six months ended March 31, 2016, net cash used in operating activities was $1,863,193. Our net loss for the six months ended March 31, 2016 was $4,352,065, inclusive of $201,321 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $411,266 of accounts receivable and $711,825 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options.

Net cash used in investing activities was $80,244 for the six months ended March 31, 2017, reflecting the capitalization of $71,977 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $8,267 of property, plant and equipment. Net cash used in investing activities was $223,238 for the six months ended March 31, 2016, reflecting primarily the capitalization of $129,496 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $181,742 for property, plant and equipment.

Net cash provided by financing activities was $2,768,939 during the six months ended March 31, 2017, reflecting the net proceeds of $2,555,000 from the contingent convertible notes payable and $335,000 advanced under our working capital line. Payments made on notes payable totaled $121,061. Net cash provided by financing activities was $2,368,823 during the six months ended March 31, 2016, reflecting the net proceeds of $2,152,131 from the sale of our Series D Preferred Stock, $200,000 from our working capital line of credit with Iowa State Bank and $500,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $483,308.

Effects of Inflation and Changing Prices

We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were positively impacted by interest rate changes during the three months ended March 31, 2017, given the interest rate on Iowa State Bank debt was changed in September 2016 from the Wall Street Journal prime rate plus 4.5% with a minimum of 8% to 4% fixed for three years on our term loan and Wall Street Journal prime rate plus .05% (4.5% at March 31, 2017) on our working capital loan, with no minimum rates starting in September 2016.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2017, we initiated litigation in the Iowa District Court for Kossuth County, Iowa, against Trident Resources, LLC and its owner and guarantor, Thomas Lockhart, to collect $497,190, together with accrued interest and late fees of approximately $157,000,  owed us under a secured promissory note.

On March 21, 2017, Trident Resources, LLC filed a counterclaim against us alleging breach of contract under our $1.716 million promissory note to Trident and the Exclusive License agreement dated August 2015. We believe the case is without merit and that we have substantial defenses against the plaintiff’s claims. We are contesting the matter vigorously.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we issued a total of 2,155,125 shares of Common Stock to certain holders of our Convertible Preferred Stock in lieu of payment of cash dividends. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2)  of the Securities Act.

During the three months ended March 31, 2017, we issued a total of 650,000 shares of Common Stock to two members of our Board of Directors in lieu of payment of $65,000 due for Board fees. The issuance of these shares is exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this document:

Exhibit No.		Description

3.1 (1)	—	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, to be filed with the Secretary of State of the State of Delaware upon the satisfaction of certain conditions
10.1 (2)	—	Unsecured Promissory Note dated November 18, 2016, in the principal amount of $200,000, issued by American Power Group, Inc. in favor of the Matthew Donald Van Steenwyk GST Trust
10.2 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Maurice Needham dated April 1, 2003
10.3 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Lyle E. Jensen dated April 25, 2016
10.4 (3)	—	Amendment No. 1 to the Employment Agreement by and between American Power Group Corporation and Charles E. Coppa dated April 25, 2016
10.5 (1)	—	Convertible Note Purchase Agreement, dated January 27, 2017, among American Power Group Corporation and the purchasers named therein
10.6 (1)	—	Form of Subordinated Contingent Convertible Promissory Note issued to the purchasers named in the Convertible Note Purchase Agreement
10.7 (1)	—	Form of Warrant to be issued to the purchasers named in the Convertible Note Purchase Agreement upon conversion of the Notes
10.8 (1)	—	Amended and Restated Voting Agreement, dated January 27, 2017, among American Power Group Corporation and the investors named therein
10.9 (1)	—	Forbearance, Waiver and Amendment Agreement, dated January 27, 2017, among WPU Leasing, LLC, American Power Group Corporation and American Power Group, Inc.
10.10 (1)	—	Form of Warrant issued to the members of WPU Leasing, LLC
10.11 (1)	—	Amendment No. 3, dated January 27, 2017, to Registration Rights Agreement dated as of June 2, 2015, among American Power Group Corporation and the other parties named therein
10.12 (1)	—	Security Assignment Agreement, dated January, 27, 2017 among American Power Group Corporation and the parties named therein
10.13 (1)	—	Subordination Agreement, dated January 27, 2017, between Iowa State Bank and each of the purchasers named in the Convertible Note Purchase Agreement
10.14 (4)	—	Amendment No. 2 to the 2016 Stock Option Plan
31.1 (4)	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (4)	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (5)	—	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (5)	—	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (6)	—	XBRL Taxonomy Extension Schema Document
101.CAL (6)	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (6)	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (6)	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (6)	—	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed February 1, 2017, and incorporated herein by reference.
(2)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed November 28, 2016, and incorporated herein by reference.
(3)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed January 20, 2017, and incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

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

Dated: May 15, 2017

