Form 10-Q
period 2017-06-30
AMERICAN POWER GROUP Corp
filed 2017-08-28
CIK 932699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-13776

American Power Group Corporation

(Exact name of registrant as specified in its charter)

Delaware	71-0724248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2503 East Poplar St., Algona, IA	50511
(Address of principal executive offices)	(Zip Code)

(781) 224-2411
(Registrant’s telephone number, including area code)

7 Kimball Lane, Lynnfield MA 01824
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

As of August 21, 2017 there were 79,890,423 shares of the registrant’s Common Stock outstanding.

American Power Group Corporation

**Note: The information contained in this Form 10Q for the three and nine months ended June 30, 2017 including our interim financial statements and notes to the interim financial statements have not been reviewed by our independent accountants using professional review standards and procedures, although such review is required by the form.

American Power Group Corporation

Consolidated Balance Sheets

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$212,166	$211,201
Accounts receivable, trade, less allowance for doubtful accounts of $140,955 and $698 as of June 30, 2017 and September 30, 2016, respectively	229,361	403,108
Inventory	463,771	508,245
Note receivable, related party	497,190	497,190
Prepaid expenses and other	278,036	269,784
Total current assets	1,680,524	1,889,528
Property, plant and equipment, net	86,085	3,790,365
Other assets:
Seller’s note, related party, non-current	797,387	797,387
Long term contracts and purchased technology, net	208,334	548,334
Software development costs, net	1,921,404	2,503,102
Assets held for sale	831,928	—
Other	297,236	264,434
Total other assets	4,056,289	4,113,257
	$5,822,898	$9,793,150
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$539,308	$491,607
Accrued expenses	2,364,641	1,496,879
Notes payable, current, net of discount and financing fees	648,420	104,925
Notes payable, related parties, current, net of discount and financing fees	—	744,614
Convertible notes payable, related parties	3,000,000	—
Obligations due under lease settlement, current	181,704	181,704
Total current liabilities	6,734,073	3,019,729
Notes payable, net of current portion and net of debt discount and financing fees	2,049,988	2,153,413
Notes payable, related parties, net of current portion and net of debt discount and financing fees	3,181,933	2,741,368
Warrant liability	333	37,285
Obligations due under lease settlement, non-current	119,504	211,504
Total liabilities	12,085,831	8,163,299
Stockholders’ (deficit) equity:
Preferred stock, $1.00 par value, 998,654 shares authorized, 0 shares issued and outstanding	—	—
10% Convertible Preferred stock, $1.00 par value, 1,146 shares authorized, 729 shares and 740 shares outstanding at June 30, 2017 and September 30, 2016	729	740
Series C Convertible Preferred stock, $1.00 par value, 275 shares authorized, 52 shares issued and outstanding at June 30, 2017 and September 30, 2016	52	52
Series D Convertible Preferred stock, $1.00 par value, 22 shares authorized, 22 shares issued and outstanding at June 30, 2017 and September 30, 2016	22	22
Series D-2 Convertible Preferred stock, $1.00 par value, 400 shares authorized, 397 shares issued and outstanding at June 30, 2017 and September 30, 2016	397	397
Series D-3 Convertible Preferred stock, $1.00 par value, 210 shares authorized, 205 shares issued and outstanding at June 30, 2017 and September 30, 2016	205	205
Common stock, $.01 par value, 350 million shares authorized, 79,890,423 shares and 75,055,296 issued and outstanding at June 30, 2017 and September 30, 2016	798,904	750,553
Additional paid-in capital	75,528,305	74,564,138
Accumulated deficit	(82,591,547)	(73,686,256)
Total stockholders’ (deficit) equity	(6,262,933)	1,629,851
	$5,822,898	$9,793,150

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$381,522	$524,194	$1,928,311	$1,627,370
Cost of sales	717,752	706,017	2,409,966	2,416,800
Gross loss	(336,230)	(181,823)	(481,655)	(789,430)
Operating expenses:
Selling, general and administrative`	1,491,532	1,191,915	3,851,452	3,182,949
Impairment loss	2,819,321	—	2,819,321	—
Operating loss from continuing operations	(4,647,083)	(1,373,738)	(7,152,428)	(3,972,379)
Non operating income (expense)
Interest and financing costs	(330,380)	(223,608)	(884,977)	(608,367)
Interest - discount on contingent convertible promissory notes - warrants	—	—	—	(906,874)
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	—	—	(649,813)
Interest income	33,319	33,248	100,009	112,061
Revaluation of warrants	5,156	5,890	36,952	207,211
Other, net	1,245	105,512	20,843	13,400
Non operating expense, net	(290,660)	(78,958)	(727,173)	(1,832,382)
Net loss	(4,937,743)	(1,452,696)	(7,879,601)	(5,804,761)
10% Convertible Preferred dividends	(335,952)	(339,600)	(1,025,690)	(959,128)
Series D, Convertible Preferred stock beneficial conversion feature	—	(293,746)	—	(1,550,924)
Net loss available to Common stockholders	$(5,273,695)	$(2,086,042)	$(8,905,291)	$(8,314,813)

Net loss per share – basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.10)
Net loss per Common Share - 10% Preferred dividend	(0.01)	(0.01)	(0.02)	(0.01)
Net loss per Common Share - Series D Convertible Preferred Stock beneficial conversion feature	$—	$—	$—	$(0.03)
Net loss attributable to Common stockholders per share – basic and diluted	$(0.07)	$(0.03)	$(0.12)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	79,717,184	60,125,301	76,630,988	57,689,136

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended June 30, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2016	1,416	$1,146	75,055,296	$750,553	$74,564,138	$(73,686,256)	$1,629,851
Compensation expense associated with stock options	—	—	—	—	83,363	—	83,363
Fair value of warrants issued for forbearance	—	—	—	—	371,961	—	371,961
Fair value of warrants issued for services rendered	—	—	—	—	17,175	—	17,175
Fair value of warrants terminated	—	—	—	—	(24,108)	—	(24,108)
Common stock issued upon Preferred Stock conversion	(11)	(11)	291,028	2,910	(2,899)	—	—
Common stock issued for amounts due	—	—	650,000	6,500	58,500	—	65,000
Common stock issued for 10% Convertible Preferred Stock dividend	—	—	3,894,099	38,941	460,175	(358,368)	140,748
10% Convertible Preferred Stock accrued but not paid	—	—	—	—	—	(667,322)	(667,322)
Net loss for the nine months ended June 30, 2017	—	—	—	—	—	(7,879,601)	(7,879,601)
Balance, June 30, 2017	1,405	$1,405	79,890,423	$798,904	$75,528,305	$(82,591,547)	$(6,262,933)

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,879,601)	$(5,804,761)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Revaluation of warrants	(36,952)	(207,211)
Interest - discount on contingent convertible promissory notes - warrants	—	906,874
Interest - discount on contingent convertible promissory notes - beneficial conversion feature	—	649,813
Impairment of property and equipment	2,576,821	—
Impairment of long term contract	242,500	—
Inventory valuation allowance	89,817	23,796
Shares issued in lieu of wages	—	46,527
Shares issued in lieu of expenses	65,000	—
Value of warrants terminated	(24,108)	—
Loss on disposal of equipment	11,625	11,004
Depreciation expense	292,016	297,820
Amortization of warrants issued for services	5,447	6,180
Amortization of debt discount, bank	81,564	—
Amortization of debt discount, related party note	106,972	—
Amortization of deferred financing costs	150,396	35,811
Stock compensation expense	83,363	130,710
Provision for bad debts	140,257	56,696
Amortization of software costs	549,699	544,727
Amortization of long term contracts	60,000	60,000
Amortization of purchased technology	37,500	37,500
Increase in assets:
Accounts receivable	33,490	465,009
Inventory	(45,343)	11,375
Prepaid and other current assets	102,039	(48,037)
Other assets	(32,802)	(32,923)
Decrease in liabilities:
Accounts payable	189,376	(594,395)
Accrued expenses	249,188	828,022
Net cash used in operating activities	(2,951,736)	(2,575,463)
Cash flows from investing activities:
Proceeds from sale of property and equipment	450	38,000
Note receivable, related party	—	50,000
Purchase of property and equipment	(8,560)	(181,742)
Software development costs	(109,675)	(187,241)
Net cash used in investing activities	(117,785)	(280,983)
Cash flows from financing activities:
Proceeds from sales of Series D Convertible Preferred stock, net of fees	—	2,150,597
Proceeds from line of credit	335,000	200,000
Repayment of notes payable	(214,514)	(519,602)
Proceeds from convertible notes payable, related party	2,950,000	—
Proceeds from notes payable, related party	—	1,140,000
Repayment of notes payable, related party	—	(56,937)
Net cash provided by financing activities	3,070,486	2,914,058
Net increase in cash and cash equivalents	965	57,612
Cash and cash equivalents at beginning of year	211,201	67,162
Cash and cash equivalents at end of period	$212,166	$124,774

See accompanying notes to unaudited interim consolidated financial statements.

American Power Group Corporation

Consolidated Statements of Cash Flows

(Unaudited)

-Continued-

	Nine Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$115,338	$468,482

Supplemental disclosure of non-cash investing and financing activities:
Contingent convertible promissory notes and accrued interest converted into Series C Convertible Preferred Stock	—	2,569,515
Warrants issued for forbearance	371,961	—
Shares issued for preferred stock dividend	140,748	231,331
Equipment received in lieu of payment on note receivable	—	190,000
Shares issued for principal and interest on related party note	—	169,379
Dividends included in accrued expenses	667,322	107,127
Capitalized interest included in construction in progress	—	68,480
Insurance premiums financed with short-term debt	98,563	97,547
Warrants issued	17,175	38,912
Fixed assets included in accounts payable	—	30,085
Software development costs included in accounts payable	700	13,300

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

The information contained in this Form 10Q for the three and nine months ended June 30, 2017 including our interim financial statements and notes to the interim financial statements have not been reviewed by our independent accountants using professional review standards and procedures, although such review is required by this Form 10Q.

Recent Developments

On June 2, 2017, we initiated a corporate wide realignment and material reduction in workforce in response to continuing significant operating losses and low oil prices. In conjunction with the realignment, our Chief Executive Officer, Lyle Jensen was terminated and Charles Coppa, our Chief Financial Officer assumed the additional title of Chief Executive Officer. Mr. Jensen also resigned from our Board of Directors. The realignment is expected to result in a reduction in annual operating costs of over $2 million.

Despite the reduction in annual operating costs, the fundamental conditions facing our dual fuel business over the last several years have not changed. With oil prices remaining below $50 per barrel, the price differential between oil and natural gas remains extremely tight. The resulting delays in customer orders have negatively impacted our dual fuel operations and have made them no longer sustainable. Our efforts since June to secure licensing relationships, master distributorship relationships and/or joint marketing relationships with several of the largest domestic natural gas retail/wholesale gas suppliers have not generated material traction. Despite favorable economic conditions in the Mexican market, delays in securing material orders as well as our limited access to working capital have forced us to discontinue operating as we have been in that market.

Market conditions for our flare capture and recovery services in the Bakken region of North Dakota continue to be very soft, again due to low oil prices and reduction in the number of drill rigs operating in the region. We do not foresee any material positive changes in flare capture market conditions in the near term and therefore, we announced on August 15, 2017 that we have elected to discontinue our flare capture initiative. As a result, we recorded a non-cash impairment loss of approximately $2.8 million associated with the write down of our flare capture and recovery equipment and license agreement to their estimated fair market value during the three months ended June 30, 2017.

As a result of the foregoing and our limited access to additional near term capital, our Board of Directors is evaluating several alternatives, including the immediate closure of operations.

During the period of January to June 2017, we issued $3.0 million of 10% Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. The notes are automatically convertible, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million, into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

Concurrent with the initial closing of the financing in January 2017, Neil Braverman became our new Chairman of the Board of Directors replacing Maurice Needham, who will remain as a Director. Matthew Van Steenwyk was appointed by the Board of Directors as Lead Strategic Director with more direct focus on helping to optimize the strategic marketing initiatives for the Company.

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

On May 24, 2017, our shareholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 700,000,000 and an amendment to the 2016 Stock Option Plan to increase the number of shares of our Common Stock reserved for issuance from 21,000,000 to 50,000,000.

On May 26, 2017, the holders of our Contingent Convertible Promissory Notes agreed to defer the automatic conversion of the notes into the Series E Convertible Preferred Stock until such time as written notice is received from the holders of the notes requesting us to file said Certificate of Designation for the Series E Convertible Preferred Stock. In addition, on July 26, 2017, the holders also agreed to extend the maturity of the notes from July 27, 2017 until October 27, 2017.

As of August 21, 2017, we have an industry-leading 503 overall approvals from the Environmental Protection Agency (“EPA”) including 47 approvals for engine families with SCR (selective catalytic reduction) technology. We believe that of the approximately 2 million Class 8 trucks operating in North America, an estimated 600,000 to 700,000 Class 8 trucks fall into the Inside Useful Life designation. We have also received State of California Air Resources Board (“CARB”) Executive Order Certifications for Volvo/Mack D-13/MP8 (2010-2013), Cummins ISX (2010-2012) and Detroit Diesel DD15 (2010-2012) engine models for the heavy-duty diesel engine families ranging from 375HP to 600HP.

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

In August 2015, we entered the flare gas capture and recovery business through a relationship with Trident Resources. NGL’s can be sold to a variety of end markets for heating, emulsifiers, or as a combined NGL liquid called Y Grade that can be sold to midstream companies who separate the liquids into their final commodities.

Market conditions for our flare capture and recovery services in the Bakken region of North Dakota where our equipment is located continues to be very soft, again due to low oil prices and reduction in the number of drill rigs operating in the region. We do not foresee any material positive changes in flare capture market conditions in the near term and have therefore elected to discontinue our flare capture initiative.

During the nine months ended June 30, 2017 and 2016, revenues from our NGL Division were $0 and $29,983, respectively. We announced on August 15, 2017 that we have elected to discontinue our flare capture initiative.

Liquidity and Management’s Plans

As of June 30, 2017, we had $212,166 cash and cash equivalents and a working capital deficit of $5,053,549, which includes $3,000,000 of Subordinated Contingent Convertible Promissory Notes due on October 27, 2017, and $500,000 under our working capital line of credit with Iowa State Bank, which expires on September 14, 2017. As of August 21, 2017, we had we had approximately $60,000 of cash and cash equivalents and approximately $150,000 of accounts receivable.

The fundamental conditions facing our dual fuel business over the last several years have not changed. With oil prices remaining below $50 per barrel, the price differential between oil and natural gas remains extremely tight. The resulting delays in customer orders have negatively impacted our dual fuel operations and have made them no longer sustainable. Our efforts since June to secure licensing relationships, master distributorship relationships and/or joint marketing relationships with several of the largest domestic natural gas retail/wholesale gas suppliers have not generated material traction.

As a result of the June 2017 corporate realignment, we have reduced our employee head count from 20 to 8 employees and terminated a majority of our third party consulting agreements which is expected to result in an estimated annual savings of over $2 million per year. Our primary focus going forward has been on our North American stationary dual fuel business as well as vehicular dual fuel business in Latin America where the economics are very favorable for using dual fuel. Thus far, neither has yet to generate any measureable revenue since June.

We are currently managing our business on a week to week basis based on limited access to financial resources and are pursuing several financing options to fund and continue our dual fuel operations. No assurances can be given, however that additional capital will be available on terms acceptable to the Company or at all which raises substantial doubt about our ability to continue as a going concern. As a result of the foregoing and our limited access to additional near term capital, our Board of Directors is evaluating several alternatives, including the possible sale of the company or the immediate closure of operations.

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

The accompanying interim financial statements at June 30, 2017 are unaudited and should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2016 included in our Annual Report on Form 10-K. The information contained in this Form 10Q for the three and nine months ended June 30, 2017 including our interim financial statements and notes to the interim financial statements have not been reviewed by our independent accountants using professional review standards and procedures, although such review is required by this form 10Q.

The balance sheet at September 30, 2016 has been derived from the audited financial statements as of that date; certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations, although we believe the disclosures which have been made herein are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods reported are not necessarily indicative of those that may be reported for a full year. In our opinion, all adjustments which are necessary for a fair statement of our financial position as of June 30, 2017 and the operating results for the interim periods ended June 30, 2017 and 2016 have been included.

3. Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance for recognizing revenue from contracts with customers that provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance states that a company should recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also requires quantitative and qualitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Additionally, the FASB has provided guidance for transactions that were not previously addressed comprehensively, and improved guidance for multiple-element arrangements. The original pronouncement was effective for the Company beginning in fiscal 2018 (October 1, 2017), and early adoption was not permitted. On July 9, 2015, FASB approved a one-year deferral of the effective date for the revenue recognition standard. As a result of the one-year deferral, the revenue recognition standard is effective for us beginning in fiscal 2019 (October 1, 2018), however, we may adopt this guidance as of the original effective date. This guidance can be adopted by us either retrospectively (October 1, 2016) or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of this new accounting guidance will have on our results of operations, cash flows and financial position.

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

Note Receivable, Related Party

On June 30, 2015, we entered into a Loan and Security Agreement with Trident Resources, LLC, pursuant to which we loaned Trident $737,190 under the terms of a 6% senior secured demand promissory note due September 30, 2015. The note is secured by a first priority security interest in all of Trident’s assets and has been guaranteed on a secured basis by Trident’s sole owner. Trident has repaid $240,000 of the outstanding principal balance with $497,190 remains past due as of June 30, 2017.

We have commenced legal action against Trident and its owner who has personally guaranteed Trident’s obligations under the note to pursue collection of the outstanding balance of approximately $677,000 (including approximately $177,000 of interest). We have the right to offset any amounts due under Trident’s note receivable to us against our $1.716 million equipment note payable to Trident and therefore believe no reserve for uncollectibility is necessary as of June 30, 2017.

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

M&R is not required to make any payments under the note until such time as we begin to make royalty payments under our technology license (see Note 6) and at that time, the aggregate principal amount due under the note is to be paid in eight equal quarterly payments plus interest. Those payments will be limited to a maximum of 50% of any royalty payment due M&R on a quarterly basis. No payments have been made under the note as of June 30, 2017. We have classified 100% of the balance as long term. We consider this a related party note as one of the former owners of American Power Group is now an employee of ours.

5. Inventory

Raw material inventory primarily consists of dual fuel conversion components. Work in progress includes materials, labor and direct overhead associated with incomplete dual fuel conversion projects. As of June 30, 2017 and September 30, 2016, we recorded an inventory valuation allowance of $369,397 and $279,580.

All inventory is valued at the lower of cost or market on the first-in first-out (FIFO) method. Inventory consists of the following:

	June 30, 2017	September 30, 2016
Raw materials	$437,623	$507,035
Finished goods	26,148	1,210
Total inventory	$463,771	$508,245

6. Intangible Assets

We review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our intangible assets below their carrying value.

In conjunction with the exclusive license agreement from Trident, we recognized $300,000 associated with the execution of the agreement. The value was being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expense associated with the long term technology license agreement is $7,500 and $22,500 for the three and nine months ended June 30, 2017 and 2016, respectively. Based on a continuing lack of demand for our flare capture and recovery services in the Bakken region of North Dakota where our equipment is located and the fact we do not foresee any material positive changes in flare capture market conditions in the near term, we have elected to discontinue our flare capture initiative. As a result, we have written off the remaining unamortized balance of the license agreement and recorded a non-cash impairment loss of $242,500 during the three months ended June 30, 2017.

In conjunction with the American Power Group acquisition and license agreement, we recorded intangible assets of $500,000 associated with the execution of a long term technology license agreement and $500,000 associated with the purchase of the dual fuel conversion technology. Both values are being amortized on a straight line basis over an estimated useful life of 120 months. Amortization expenses associated with the long term technology license agreement and the purchased dual fuel conversion technology were $25,000 and $75,000 for the three and six months ended June 30, 2017 and 2016, respectively. Accumulated amortization was $791,667 and $716,667 at June 30, 2017 and September 30, 2016, respectively.

In conjunction with the 10% Convertible Preferred Stock financing in April 2012, we amended the M&R technology license agreement to modify the calculation and the timing of the royalty payments. Under this amendment, effective April 27, 2012, the monthly royalty due is the lesser of 10% of net sales or 30% of pre-royalty EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). No royalties will be earned or due until such time as our cumulative EBITDA commencing April 1, 2012 is positive on a cumulative basis. During the three and nine months ended June 30, 2017 and 2016, we incurred $0 royalties to M&R.

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

As of June 30, 2017, we have capitalized $4,577,223 of development costs associated with our OUL ($1,801,506) and IUL ($2,775,717) applications, which will be amortized on a straight line basis over an estimated useful life of 60 months for OUL applications and 84 months for IUL applications. Amortization costs for the three months ended June 30, 2017 and 2016 were $182,793 and $183,427, respectively. Amortization costs for the nine months ended June 30, 2017 and 2016 were $549,699 and $544,727, respectively. Accumulated amortization was $2,655,819 at June 30, 2017 and $2,106,120 September 30, 2016, respectively.

Amortization expense associated with intangibles during the next five years is anticipated to be:

	NGL Services	Dual Fuel
Twelve months ending March 31:	Contracts	Contracts	Technology	Software Development	Total
2018	$—	$50,000	$50,000	$606,529	$706,529
2019	—	50,000	50,000	394,004	494,004
2020	—	4,167	4,167	323,361	331,695
2021	—	—	—	301,002	301,002
2022	—	—	—	193,679	193,679
2023 and thereafter	—	—	—	102,829	102,829
	$—	$104,167	$104,167	$1,921,404	$2,129,738

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2017	September 30, 2016	Estimated Useful Lives
Leasehold improvements	$127,087	$127,087	5 years
Machinery and equipment	647,293	3,133,075	3 - 10 years
Construction in progress	—	1,902,654
Less accumulated depreciation	(688,295)	(1,372,451)
	$86,085	$3,790,365

Construction in progress relates to the flare capture and recovery processing units used in our flare capture and recovery business. Based on the decision to discontinue our flare capture initiative, we wrote down the value of our flare capture and recovery equipment to its estimated fair market value and as a result have recorded an impairment loss of $2,576,821. Our estimation of the fair market value of the equipment was based on market data research as well as discussions with the manufacturer of some of the equipment and with several parties interested in purchasing the equipment. Accordingly, we have reclassified assets with a net book value of approximately $832,000 as available for sale and are actively seeking buyers.

8. Product Warranty Costs

We provide for the estimated cost of product warranties for our dual fuel products at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary. During the six months ending June 30, 2017, costs charged and product warranty claims have remained consistent with prior year costs and claims. Warranty accrual is included in accrued expenses.

The following table provides the detail of the change in our product warranty accrual relating to dual fuel products as of:

	Nine Months Ended	Twelve Months Ended
	June 30, 2017	September 30, 2016
Warranty accrual at the beginning of the period	$188,713	$167,180
Charged to costs and expenses relating to new sales	29,021	51,754
Costs of product warranty claims	(13,929)	(30,221)
Warranty accrual at the end of period	$203,805	$188,713

9. Notes Payable/Credit Facilities

The following summarizes our notes payable as of June 30, 2017 and September 30, 2016.

Notes payable consists of the following at:	June 30, 2017	September 30, 2016
Revolving line of credit, Iowa State Bank, secured by Security Agreement, Business Loan Agreement and guaranty from two related party shareholders dated September 14, 2016, with an interest rate of 4.50%, with interest payments due monthly and principal due September 14, 2017	$500,000	$165,000
Term note payable, Iowa State Bank, secured by Security Agreement and Business Loan Agreement dated September 14, 2016 and guaranty from two related party shareholders, with an interest rate of 4%, requiring monthly payments of $30,659, beginning December 14, 2016. The maturity date of the loan is November 14, 2026	2,882,129	3,000,000
Other unsecured term note payable with interest rate ranging from 3.34% to 4.04%, requiring monthly payments of principal and interest with due dates ranging from September 2017 to February 2018	40,948	39,028
	3,423,077	3,204,028
Less current portion	(796,681)	(391,496)
Less unamortized discount and deferred financing fees, net of current	(576,408)	(659,119)
Notes payable, non-current portion	$2,049,988	$2,153,413

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

In addition, Iowa State Bank has provided a new $500,000 working capital line of credit which has an initial expiration of September 14, 2017 and bearing interest at a rate equal to the Wall Street Journal U.S. Prime Rate plus 0.5% (4.5% as of June 30, 2017). The maximum amount we may borrow from time to time under the line of credit remains equal to lesser of (i) the sum of 70% of our eligible accounts receivable, other than accounts receivable outstanding for more than 90 days, and 50% of the value of our inventory, or (ii) $500,000. As of June 30, 2017, the balance on the line of credit was $500,000 and we had no additional availability under the line. We are currently in discussions with Iowa State Bank regarding the renewal of our working capital line of credit which expires on September 14, 2017. We cannot, however, be assured of the success of these efforts.

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

The guarantors have agreed that if they payoff Iowa State Bank prior to September 13, 2019, they will succeed to all of the rights and interests of Iowa State Bank as the lender and secured party under all agreements, promissory notes and other instruments which comprise the credit facility. Unless otherwise agreed by us, no other term or condition of the credit facility will be deemed to amended or restated. If the guarantor’s payoff Iowa State Bank after September 13, 2019, they have the right to receive shares of our Common Stock (valued at the 20 day volume weighted average price prior to payment) equal to the amount paid plus a warrant to purchase a number of shares (at the same 20 day volume weighted average price) equal to the shares of Common Stock issued in payment of the bank obligations.

10. Notes Payable, Related Parties

The following summarizes our related party notes payable as of June 30, 2017 and September 30, 2016.

Notes payable consists of the following at:	June 30, 2017	September 30, 2016
Term note payable, Trident Resources, LLC, secured by liens on equipment with an interest rate of 6.0% and requiring 48 monthly payments. Payment start date is tied to production goals.	$1,716,500	$1,716,500
Term note payable, WPU Leasing LLC, secured by liens on equipment with an interest rate of 15.0% with due dates of August 31, 2019 and October 31, 2019.	1,758,484	1,758,484
10% Contingent convertible notes payable, due October 27, 2017	3,000,000	—
Officer’s 10% promissory note, due September 30, 2017	—	50,000
	6,474,984	3,524,984
Less current portion	(3,000,000)	(744,614)
Less unamortized discount and deferred financing fees, net of current	(293,051)	(39,002)
Notes payable, non-current portion	$3,181,933	$2,741,368

Notes Payable-Related Party-Trident Resources, LLC

On August 12, 2015, we purchased two processing systems from Trident Resources, LLC for $1,716,500. We issued Trident a promissory note for $832,000, which was payable in 12 equal monthly installments of principal and interest at 6.75% commencing September 20, 2015 and a second secured promissory note for $884,500, which was payable in 36 equal monthly installments of principal and interest at 6% commencing September 20, 2016. These notes are secured by liens on the purchased equipment. As of December 1, 2015, we amended and restated these two secured promissory notes and combined the obligations of the original notes into a new note for $1,716,500 which bears interest at 6% per year with 48 monthly payments of principal and interest estimated to initially begin on August 31, 2016 assuming the Trident NGL Services division meets specified production goals in the preceding month. If these production goals are not met, the new note provides that we may defer payments otherwise due in any month following a month in which the production goals are not met to the maturity date, without incurring any additional interest. The amended and restated note also permits us, at our discretion, to offset against amounts otherwise due under such note in the event of any default by Trident under its promissory note to the Company. As of June 30, 2017, no principal or interest payments have been made on this note and we have accrued interest of $198,446 associated with this note, which is included in accrued expenses.

Financing Agreement –WPU Leasing, LLC

In January 2016, WPU Leasing agreed to defer cash payments on approximately 70% of the $1.9 million of debt outstanding. The deferral of payments reduced our cash outflow commitments by approximately $500,000 during fiscal 2016 and as noted below, WPU has agreed to defer subsequent payments due after fiscal 2016. WPU Leasing had the option, starting June 30, 2016, of taking deferred and current payments in shares of our Common Stock (based on the 20 day volume weighted average price prior to conversion) which would positively impact our cash flow position going forward. At June 30, 2016, a member of WPU Leasing, LLC which is affiliated with one of our Directors agreed to accept 1,209,857 shares of Common Stock (valued at $.14 per share) in lieu of cash for deferred principal and interest payments due as of June 30, 2016 of $169,379. No other payments have been made since June 30, 2016. As of June 30, 2017 and September 30, 2016, we have accrued interest associated with this note of $464,143 and $238,953, respectively. These amounts are included in accrued expenses.

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

10% Subordinated Contingent Convertible Promissory Notes

During the nine months ended June 30, 2017, we issued $3.0 million of 10% Subordinated Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors. Under their original terms, these notes are automatically convertible into shares of a new proposed Series E 12.5% Convertible Preferred Stock at a conversion price of $100,000 per share, subject to shareholder approval of an increase in the number of authorized shares of our Common Stock from 350 million to a minimum of 600 million and the filing of a Certificate of Designation for the Series E Convertible Preferred Stock,. Each share of Series E Convertible Preferred Stock would be convertible into shares of our Common Stock at a conversion price of $0.10 per share. Upon the conversion of the notes into shares of Series E Preferred Stock, we will issue to each investor a ten-year warrant to purchase a number of shares of Common Stock equal to ten times the number of shares issuable upon conversion of the Series E Preferred Stock, exercisable at $0.10 per share.

On May 26, 2017, the holders agreed to defer the automatic conversion of the notes into the Series E Convertible Preferred Stock until such time as written notice is received from the holders requesting us to file the Certificate of Designation for the Series E Convertible Preferred Stock. In addition, on July 26, 2017, the holders also agreed to extend the maturity of the notes from July 27, 2017 until October 27, 2017.

Officer’s Promissory Note

In 2010, an officer loaned us $50,000 under an unsecured promissory note, the maturity of which has been extended several times. In September 2016, the officer agreed to extend the maturity of the outstanding $50,000 balance to September 30, 2017 and agreed to convert the outstanding balance into the 10% Subordinated Contingent Convertible Promissory Notes. This amount is included in the $3.0 million of 10% Subordinated Contingent Convertible Promissory Notes described above.

11. Commitments and Contingencies

Lease Settlement Obligations:

We are currently renting property located in Georgia relating to a former discontinued business. We have the right to terminate the Georgia lease with 6 months’ notice but are obligated to continue to pay rent until the earlier of (1) the sale by the landlord of the premises; (2) the date on which a new long term tenant takes over; or (3) 3 years from the date on which we vacate the property. As a result, we have recorded a lease settlement obligation. We currently sublease two portions of the property to an entity which is paying $8,000 per month on a tenant-at-will basis.

In March 2016, we notified the landlord of our intent to terminate the lease and are working with the landlord and our tenant towards a goal of our tenant leasing the entire facility from the landlord. In addition, we amended the existing lease with the landlord to reduce the monthly rental amount by $2,500 per month to $15,152 starting April 1, 2016. In October 2016, the landlord agreed to reduce the monthly cash payment to $10,500 with the difference accruing and payable in the future. During the three and nine months ended June 30, 2017, we had rental income of $24,000 and $72,000 respectively, associated with the Georgia property and rental expense of $6,896 and $26,032 respectively. During the three and nine months ended June 30, 2016, we had rental income of $24,000 and $72,000 respectively, associated with the Georgia property and rental expense of $12,663 and $138,530, respectively.

The total future minimum rental obligations at June 30, 2017, under the above real estate operating lease is as follows:

Twelve Months Ending June 30,
2018	$181,704
2019	119,504
$301,208

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

During the three and nine months ended June 30, 2017 and 2016, we recorded warrant valuation income of $5,156 and $36,952, and $5,890 and $207,211, respectively, associated with the change in the estimated fair value of all warrants containing the down round provision outstanding. Our warrant liability was $333 and $37,285 as of June 30, 2017 and September 30, 2016, respectively. The warrant liabilities were valued at June 30, 2017, using the Black-Scholes option-pricing model with the following assumptions.

	10% Convertible Preferred Stock Financing
	Private Placement 1		Private Placement 2
	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Closing price per share of common stock	$0.06	$0.17	$0.06	$0.17
Exercise price per share	$0.50	$0.50	$0.50	$0.50
Expected volatility	78.0%	73.0%	78.0%	73.0%
Risk-free interest rate	1.0%	0.6%	1.2%	0.8%
Dividend yield	—	—	—	—
Remaining expected term of underlying securities (years)	0.25	1.0	1.25	2.0
Warrants outstanding	17,623,387	17,623,387	6,032,787	6,032,787
Warrants outstanding with down-round provision	2,742,763	2,742,763	905,917	905,917

Private Placement 1 – April 30, 2012, sale of 821.6 units of 10% Convertible Preferred Stock

Private Placement 2 – March 31, 2013, additional investment right from Private Placement 1, sale of approximately 274 units of 10% Convertible Preferred Stock.

As of June 30, 2017, approximately 3.6 million of warrants with down-round provision remained outstanding.

13. Fair Value Measurements

The carrying amount of our receivables and payables approximate their fair value due to their short maturities.

Accounting principles provide guidance for using fair value to measure assets and liabilities. The guidance includes a three level hierarchy of valuation techniques used to measure fair value, defined as follows:

●	Level 1 – Unadjusted Quoted Prices. The fair value of an asset or liability is based on unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Pricing Models with Significant Observable Inputs. The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.

●	Level 3 – Pricing Models with Significant Unobservable Inputs. The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market.

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

The following table summarizes the financial liabilities measured a fair value on a recurring basis as of June 30, 2017 and September 30, 2016.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Warrant liability	$37,285	$—	$—	$37,285

June 30, 2017
Warrant liability	$333	$—	$—	$333

Level 3 Valuation

The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended June 30, 2017.

Warrant Liability
Level 3
Balance at September 30, 2016	$37,285
Revaluation of warrants recognized in earnings	(36,952)
Balance at June 30, 2017	$333

Balances Measured at Fair Value on a Nonrecurring Basis:

Effective September 14, 2016, we refinanced our debt agreement with Iowa State Bank to extend the term of the agreement and reduce the interest rate from 8.0% to 4.0%. As a result of this refinancing, it was determined that the original and new debt instruments were substantially different, and therefore, the new debt instrument was recorded at its fair value of $2,281,839 using Level 3 inputs. The fair value was determined using a discount rate of 10% and term of 120 months. See Note 9, Notes Payable, for further discussion regarding the modification of the terms of the credit facility. Our estimation of the fair market value of the equipment held for sale of approximately $832,000 was based on market data research as well as discussions with the manufacturer of some of the equipment and with several parties interested in purchasing the equipment. See Note 7, Property, Plant and Equipment.

14. Stockholders’ Equity

Authorized Shares

On May 24, 2017, our shareholder’s approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 350,000,000 to 700,000,000.

Common Shares

During the three months ended June 30, 2017, holders of our 10% Convertible Preferred Stock converted approximately 11 shares into 291,028 shares of our Common Stock.

During the nine months ended June 30, 2017, two members of our Board of Directors agreed to accept 650,000 shares of our Common Stock valued at $65,000 in lieu of Board fees due them.

10% Convertible Preferred Stock Dividends

Our Board of Directors has determined that our cash resources are not currently sufficient to permit the payment of cash dividends with respect of our Convertible Preferred Stock and suspended the payment of cash dividends, commencing with the dividend payable on September 30, 2015. Since September 30, 2015, we have issued shares of our Common Stock valued at approximately $2.3 million in lieu of cash dividends.

During the nine months ended June 30, 2017, we recorded a dividend on our 10% Convertible Preferred Stock of $1,025,690, of which $848,266 remains in accrued dividends. During the nine months ended June 30, 2017, certain stockholders agreed to accept 3,894,099 shares of Common Stock in lieu of cash dividend payments of $358,368 due during that period and $140,748 due during previous fiscal years.

During the nine months ended June 30, 2016, we recorded a dividend on our 10% Convertible Preferred Stock of $959,128 and certain stockholders agreed to accept 7,140,654 shares of Common Stock (valued at $937,713) in lieu of cash dividend payments of $324,854 due for the current quarter and $612,859 due for previous quarters.

Stock Options

On May 24, 2017, our shareholders approved an amendment to the 2016 Stock Option Plan to increase the number of shares of our Common Stock reserved for issuance from 21,000,000 to 50,000,000.

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

During the three months ended June 30, 2017, options to purchase 10,000,000 shares of our Common Stock granted to former employees under the 2016 Stock Option Plan expired unexercised. The options were exercisable at prices ranging from $.10 to $.20 per share. In addition, during the three months ended June 30, 2017, options to purchase 705,000 shares of our Common Stock granted to former employees and a former director under the 2005 Stock Option Plan expired unexercised. The options were exercisable at prices ranging from $.10 to $.20 per share.

Amortization of stock compensation expense was $24,126 and $83,363, and $90,399 and $130,710 for the three and nine months ended June 30, 2017 and 2016, respectively.

The unamortized compensation expense at June 30, 2017 was $171,557 and will be amortized over a weighted average remaining life of approximately 4 years.

15. Segment Information

We have two reportable operating segments: (1) dual fuel conversion operations and (2) natural gas liquids operations. Each operating segment has its respective management team. Market conditions for our flare capture and recovery services (aka natural gas liquids operations) in the Bakken region of North Dakota continue to be very soft, again due to low oil prices and reduction in the number of drill rigs operating in the region. We do not foresee any material positive changes in flare capture market conditions in the near term and therefore, we announced on August 15, 2017 that we have elected to discontinue our flare capture initiative.

Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he is responsible for assessing the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are a measure used to assess the performance of the company by the CODM; therefore we will report assets by segment in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as the allocation of some but not all corporate operating expenses. These unallocated costs include certain corporate functions (certain legal, accounting, wage, public relations and interest expense) and are included in the results below under Corporate in the reconciliation of operating results. Management does not consider unallocated Corporate in its management of segment reporting. There were no sales between segments for the three and nine months ending June 30, 2017 and 2016.

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended June 30, 2017
Net sales	$381,522	$—	$—	$381,522
Amortization	207,793	7,500	22,142	237,435
Depreciation	53,884	43,325	—	97,209
Impairment loss	—	(2,819,321)	—	(2,819,321)
Operating loss from continuing operations	(1,335,950)	(2,916,747)	(394,386)	(4,647,083)
Interest and financing costs	116,261	152,881	61,238	330,380
Total assets	5,238,234	(300,489)	885,153	5,822,898
Capital expenditures	293	—	—	293
Software development	37,698	—	—	37,698

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Three Months Ended June 30, 2016
Net sales	$524,194	$—	$—	$524,194
Amortization	208,427	7,500	94,587	310,514
Depreciation	52,929	43,325	—	96,254
Impairment loss	—	—	—	—
Operating loss from continuing operations	(743,359)	(172,014)	(458,365)	(1,373,738)
Interest and financing costs	69,574	159,456	(5,422)	223,608
Total assets	5,915,658	3,219,641	1,102,958	10,238,257
Capital expenditures	—	30,085	—	30,085
Software development	47,586	—	—	47,586

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Nine Months Ended June, 2017
Net sales	$1,928,311	$—	$—	$1,928,311
Amortization	624,699	22,500	88,810	736,009
Depreciation	162,041	129,975	—	292,016
Impairment loss	—	(2,819,321)	—	(2,819,321)
Operating loss from continuing operations	(2,771,613)	(3,290,904)	(1,089,911)	(7,152,428)
Interest and financing costs	361,356	421,610	102,011	884,977
Total assets	5,238,234	(300,489)	885,153	5,822,898
Capital expenditures	8,560	—	—	8,560
Software development	109,675	—	—	109,675

	Dual Fuel Conversions	NGL Services	Corporate	Consolidated
Nine Months Ended June 30, 2016
Net sales	$1,597,387	$29,983	$—	$1,627,370
Amortization	619,727	22,500	136,890	779,117
Depreciation	167,845	129,975	—	297,820
Impairment loss	—	—	—	—
Operating loss from continuing operations	(2,192,791)	(610,524)	(1,169,064)	(3,972,379)
Interest and financing costs	216,499	395,689	(3,821)	608,367
Total assets	5,915,658	3,219,641	1,102,958	10,238,257
Capital expenditures	4,561	465,746	—	470,307
Software development	200,541	—	—	200,541

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

The information contained in this Form 10Q for the three and nine months ended June 30, 2017 including our interim financial statements and notes to the interim financial statements have not been reviewed by our independent accountants using professional review standards and procedures, although such review is required by this form 10Q.

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

Results of Operations

Three Months ended June 30, 2017 Compared to the Three Months ended June 30, 2016

Net sales for the three months ended June 30, 2017 decreased $142,672 or 27% to $381,522 as compared to net sales of $524,194 for the three months ended June 30, 2016. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped below $50 per barrel range from almost $100 per barrel over two years ago, which has resulted in a decrease in diesel prices during the past three fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in delays in the timing of dealer restocking orders and the implementation schedules of existing and prospective customers, especially for vehicular conversion orders.

North American stationary revenues for the three months ended June 30, 2017 were $262,206 which was $205,277 or 361% higher compared to revenue of $56,929 for the three months ended June 30, 2016. The increase was primarily due to the increase in active drilling rigs in the oil and gas industry in certain geographic areas at the beginning of the quarter.

Domestic vehicular revenues for the three months ended June 30, 2017 decreased $213,699 or 64% to $119,316 as compared to revenues of $333,015 for the three months ended June 30, 2016. The decrease was attributable to decreases in follow-on fleet sales for the quarter. International vehicular revenues for the three months ended June 30, 2017 decreased $134,250 to $0 as compared to revenues of $134,250 for the three months ended June 30, 2016.

Revenue from our NGL Services division was $0 for the three months ended June 30, 2017 and 2016.

During the three months ended June 30, 2017 our gross loss was $336,230 or 88% of net sales as compared to a gross loss of $181,823 or 35% of net sales for the three months ended June 30, 2016. The increase in gross loss was primarily due to a decrease in revenue with relatively consistent fixed overhead costs.

Selling, general and administrative expenses for the three months ended June 30, 2017 increased $299,617 or 25% to $1,491,532 as compared to $1,191,915 for the three months ended June 30, 2016. The increase is primarily due to higher sales and marketing expenses and the inclusion of approximately $140,000 of severance expenses relating to our June 2017 corporate realignment.

During the three months ended June 30, 2017, we recorded an impairment loss of $2,819,321 which included $2,576,821 associated with the write down of certain NGL division fixed assets to their estimated fair market value and $242,500 relating to write down of our flare capture and recovery technology license agreement.

During the three months ended June 30, 2017 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $5,156 as compared to $5,890 during the three months ended June 30, 2016.

During the three months ended June 30, 2017, interest and financing expense increased $106,772 or 48% to $330,830 as compared to $223,608 for the three months ended June 30, 2016, due to increased borrowings.

Our net loss for the three months ended June 30, 2017 increased $3,485,047 or 240% to a net loss of $4,937,743 or $(0.06) per basic share as compared to a net loss of $1,452,696 or $(0.02) per basic share for the three months ended June 30, 2016. The calculation of net income per share available for Common shareholders for the three months ended June 30, 2017 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $335,952 as compared to $339,600 and the Series D beneficial conversion feature of $293,746, for the three months ended June 30, 2016.

Nine Months ended June 30, 2017 Compared to the Nine Months ended June 30, 2016

Net sales for the nine months ended June 30, 2017 increased $300,941 or 18% to $1,928,311 as compared to net sales of $1,627,370 for the nine months ended June 30, 2016. The increase was primarily related to increased domestic stationary revenue due to an increase in the number of oil and gas drilling rigs in operation during the early portion of fiscal 2017 as oil prices recovered from their lows in early 2016 and operators continue to seek ways to lower operating costs which our dual fuel technology does. Due to increased oil reserves and a decrease in the growth rate of demand throughout certain parts of the world, the price of oil in the U.S. has dropped to below $50 per barrel range from almost $100 per barrel over the past three fiscal years, which has resulted in a decrease in diesel prices during the past three fiscal years and caused the price spread between diesel prices and natural gas to tighten. Because our dual fuel technology displaces higher cost diesel fuel with lower cost and cleaner burning natural gas, the decrease in oil/diesel pricing has resulted in delays in the timing of dealer restocking orders and the implementation schedules of existing and prospective customers, especially for vehicular conversion orders.

North American stationary revenues for the nine months ended June 30, 2017 were $1,640,424 which was $1,222,109 or 292% higher as compared to revenue of $418,315 for the nine months ended June 30, 2016. The increase was primarily due to the increase in active drilling rigs in the oil and gas industry during the first portion of fiscal 2017.

Domestic vehicular revenues for the nine months ended June 30, 2017 decreased $706,467 or 78% to $195,737 as compared to revenues of $902,204 for the nine months ended June 30, 2016. International vehicular revenues for the nine months ended June 30, 2017 decreased $184,718 or 67% to $92,150 as compared to revenues of $276,868 for the nine months ended June 30, 2016. The decrease was attributable to a decrease in new and follow-on fleet sales for the nine months.

Revenues from the NGL Services division were zero for the nine months ended June 30, 2017 and $29,983 for the nine months ended June 30, 2016.

During the nine months ended June 30, 2017 our gross loss was $481,655 or 25% of net sales as compared to a gross loss of $789,430 or 49% of net sales for the nine months ended June 30, 2016. The decrease in gross loss was primarily due to an increase in sales with relatively consistent fixed overhead costs.

Selling, general and administrative expenses for the nine months ended June 30, 2017 increased $668,503 or 21% to $3,851,452 as compared to $3,182,949 for the nine months ended June 30, 2016. The increase is primarily due to higher sales and marketing expenses associated with increased headcount relating to our international and domestic sales teams approximately $140,000 of severance expenses relating to our June 2017 corporate realignment.

During the nine months ended June 30, 2017, we recorded an impairment loss of $2,819,321 which included $2,576,821 associated with the write down of certain NGL division fixed assets to their estimated fair market value and $242,500 relating to write down of our flare capture and recovery technology license agreement.

During the nine months ended June 30, 2017 the revaluation of our warrant liability to fair value resulted in non-cash revaluation income of $36,952 as compared to $207,211 during the nine months ended June 30, 2016.

During the nine months ended June 30, 2017, interest and financing expense increased $276,610 or 45% to $884,977 as compared to $608,367 for the nine months ended June 30, 2016 due to increased borrowings. In addition, during the nine months ended June 30, 2016, we recorded additional non-cash financing expense of $1,556,687 resulting from the recognition of the discount upon conversion of the contingent convertible promissory notes.

Our net loss for the nine months ended June 30, 2017 increased $2,074,840 or 36% to a net loss of $7,879,601 or $(0.10) per basic share as compared to a net loss of $5,804,761 or $(0.10) per basic share for the nine months ended June 30, 2016. The calculation of net loss per share available to Common shareholders for the nine months ended June 30, 2017 reflects the inclusion of Convertible Preferred Stock quarterly dividends of $1,025,690. The calculation of net income per share available for Common shareholders for the nine months ended June 30, 2016 reflects the inclusion of quarterly Convertible Preferred Stock dividends of $959,128 and the Series D beneficial conversion feature of $1,550,924.

Liquidity and Capital Resources

As of June 30, 2017, we had $212,166 cash and cash equivalents and a working capital deficit of $5,053,549, which includes $3,000,000 of Subordinated Contingent Convertible Promissory Notes due on October 27, 2017, and $500,000 under our working capital line of credit with Iowa State Bank, which expires on September 14, 2017. As of August 21, 2017, we had we had approximately $60,000 of cash and cash equivalents and approximately $150,000 of accounts receivable.

The fundamental conditions facing our dual fuel business over the last several years have not changed. With oil prices remaining below $50 per barrel, the price differential between oil and natural gas remains extremely tight. The resulting delays in customer orders have negatively impacted our dual fuel operations and have made them no longer sustainable. Our efforts since June to secure licensing relationships, master distributorship relationships and/or joint marketing relationships with several of the largest domestic natural gas retail/wholesale gas suppliers have not generated material traction.

As a result of the June 2017 corporate realignment, we’ve reduced our employee head count from 20 to 8 employees and terminated a majority of our third party consulting agreements resulting in an estimated annual savings of over $2 million per year. Our primary focus going forward has been on our North American stationary dual fuel business as well as vehicular dual fuel business in Latin America where the economics are very favorable for using dual fuel. Thus far, neither has yet to generate any measureable revenue since June.

We are currently managing our business on a week to week basis based on limited access to financial resources and are pursuing several financing options to fund and continue our dual fuel operations. No assurances can be given, however that additional capital will be available on terms acceptable to the Company or at all which raises substantial doubt about our ability to continue as a going concern. As a result of the foregoing and our limited access to additional near term capital, our Board of Directors is evaluating several alternatives, including the possible sale of the company or the immediate closure of operations.

The Consolidated Statement of Cash Flows reflects events for the nine months ended June 30, 2017 and 2016 as they affect our liquidity.

During the nine months ended June 30, 2017, net cash used in operating activities was $2,951,736. Our net loss for the nine months ended June 30, 2017 was $7,879,601, inclusive of $36,952 of non-cash warrant revaluation income, $24,108 fair value of warrants terminated, $2,576,821 impairment of our NGL Divisions’ assets, $242,500 impairment of our NGL Division’s license agreement. Our cash flow was positively impacted by non-cash expenses and changes to our working capital of $1,673,656 consisting of depreciation, amortization, recovery of bad debt provision, inventory valuation allowance, warrants, and compensation expense associated with stock options and an increase of $438,564 in accounts payable and accrued expenses. During the nine months ended June 30, 2016, net cash used in operating activities was $2,575,463. Our net loss for the nine months ended June 30, 2016 was $5,804,761, inclusive of $207,211 of non-cash warrant revaluation income, and additional non-cash financing expense of $1,556,687 related to the discount on the contingent convertible promissory notes. Our cash flow was positively impacted by the following non-cash expenses and changes to our working capital: the collection of $465,009 of accounts receivable and $1,250,771 of depreciation, amortization, bad debt provision, inventory valuation allowance and compensation expense associated with stock options.

Net cash used in investing activities was $117,785 for the nine months ended June 30, 2017, reflecting the capitalization of $109,675 of costs associated with our dual fuel electronic control unit engine family software applications and the purchase of $8,560 of property, plant and equipment. Net cash used in investing activities was $280,983 for the nine months ended June 30, 2016, reflecting primarily the capitalization of $187,241 of costs associated with our dual fuel electronic control unit engine family software applications and equipment purchases of $181,742 for property, plant and equipment.

Net cash provided by financing activities was $3,070,486 during the nine months ended June 30, 2017, reflecting the net proceeds of $2,950,000 from the contingent convertible notes payable and $335,000 advanced under our working capital line. Payments made on notes payable totaled $214,514. Net cash provided by financing activities was $2,914,058 during the nine months ended June 30, 2016, reflecting the net proceeds of $2,150,597 from the sale of our Series D Preferred Stock, $200,000 from our working capital line of credit with Iowa State Bank and $1,140,000 in proceeds from WPU Leasing, LLC for our construction in progress costs. Payments made on notes payable totaled $576,539.

Effects of Inflation and Changing Prices

We are generally exposed to the effects of inflation and changing prices. Given that our dual fuel conversion technology replaces a certain percentage of diesel fuel with natural gas, we have been negatively impacted by any material change in the net fuel savings between the two fuels (such as a decrease in diesel fuel prices and an increase in natural gas prices). We were positively impacted by interest rate changes during the three months ended June 30, 2017, given the interest rate on Iowa State Bank debt was changed in September 2016 from the Wall Street Journal prime rate plus 4.5% with a minimum of 8% to 4% fixed for three years on our term loan and Wall Street Journal prime rate plus .05% (4.5% at June 30, 2017) on our working capital loan, with no minimum rates starting in September 2016.

Environmental Liability

There are no known material environmental violations or assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

On May 31, 2017, our chief financial officer assumed the additional title of chief executive officer. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective.

Except as set forth in the preceding paragraph, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings reported in our Form 10-Q for the fiscal quarter ended March 31, 2017.

Item 1A. Risk Factors

An investment in our Common Stock involves a high degree of risk. Investors should carefully consider the following risk factors, in addition to the risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, in evaluating our Company and our business. If any of these risks, or other risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition and results of operations could be adversely affected. If that happens, the market price of our Common Stock could decline.

We have discontinued our flare gas capture and recovery business. Our dual fuel conversion business has lost money in each of the last eight consecutive fiscal years. We have extremely limited working capital and have substantially reduced our headcount. We are evaluating several alternatives, but no assurances can be given that the company will not fail.

We do not foresee any material positive changes in conditions in the flare gas capture and recovery market in the near term and, therefore, we announced on August 15, 2017 that we have elected to discontinue that initiative. The fundamental conditions facing our dual fuel business over the last several years have not changed. With oil prices remaining below $50 per barrel, the price differential between oil and natural gas remains extremely tight. The resulting delays in customer orders have negatively impacted our dual fuel operations and have made them no longer sustainable. Our efforts since June to secure licensing relationships, master distributorship relationships and/or joint marketing relationships with several of the largest domestic natural gas retail/wholesale gas suppliers have not generated material traction.

As of June 30, 2017, we had $212,166 of cash and cash equivalents and a working capital deficit of $5,053,549, which includes $3,000,000 of Subordinated Contingent Convertible Promissory Notes due on October 27, 2017, and $500,000 under our working capital line of credit with Iowa State Bank, which expires on September 14, 2017. As of August 21, 2017, we had we had approximately $60,000 of cash and cash equivalents and approximately $150,000 of accounts receivable.

We have reduced our employee head count from 20 to 8, and have terminated a majority of our third party consulting agreements. Our primary focus going forward has been on our North American stationary dual fuel business as well as vehicular dual fuel business in Latin America. Thus far, neither has yet to generate any measureable revenue since June.

We are currently managing our business on a week to week basis. We are pursuing several financing options to fund and continue our dual fuel operations. No assurances can be given, however, that additional capital will be available on terms acceptable to the company or at all. As a result of the foregoing and our limited access to additional near term capital, our Board of Directors is evaluating several alternatives, including the possible sale of the company. No assurances can be given that we will enter into any new licensing, master distributorship and/or joint marketing relationships, raise any capital or sell the company. If these endeavors are not successful in the immediate future, the company will fail and we will be forced to discontinue all operations.

The information in this Form 10-Q has not been reviewed by our independent accountants.

Due to our cash position and our inability to pay amounts owed to our independent accountants, the information contained in this Form 10-Q for the three and nine months ended June 30, 2017, including our interim financial statements and notes to the interim financial statements, have not been reviewed by our independent accountants. Investors, therefore, cannot rely on the information contained in this Form 10-Q, including such interim financial statements and notes, as having been subject to an auditor’s review using professional review standards and procedures. In addition, because such a review is required by Form 10-Q and the rules and regulations of the Securities and Exchange Commission, the Commission considers this Form 10-Q to be deficient and considers the Company to be neither current nor timely in its filings under the Exchange Act. There can be no assurance that the Commission will not initiate enforcement action against the Company.

Except as set forth above, there have been no material changes from the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we issued 291,028 shares of Common Stock upon conversions of 11 shares of our 10% Convertible Preferred Stock. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act.

During the three months ended June 30, 2017, we issued $395,000 of 10% Contingent Convertible Promissory Notes to several existing shareholders, members of management and investors affiliated with members of our Board of Directors The issuance of these notes is exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of GreenMan Technologies, Inc., as amended
10.1 (2)	Amendment, dated as of May 26, 2017, to Convertible Note Purchase Agreement dated as of January 27, 2017, among American Power Group Corporation and the purchasers named therein
10.2 (3)	Amendment to Promissory Notes, dated as of July 26, 2017, among American Power Group Corporation and the holders of such Notes
10.3 (1)	Amendment No. 1 to the 2016 Stock Option Plan
31.1 (1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2 (1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 (4)	Certification of Chief Executive Officer under 18 U.S.C. Section 1350
32.2 (4)	Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.SCH (5)	XBRL Taxonomy Extension Schema Document
101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed June 19, 2017, and incorporated herein by reference.

(3)	Filed as an Exhibit to American Power Group Corporation’s Form 8-K filed July 27, 2017, and incorporated herein by reference.

(4)	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(5)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” or part of a registration statement for purposes of Sections 11 and 12 of the Securities Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and is not otherwise subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Power Group Corporation

	By:	/s/ Charles E. Coppa
Charles E. Coppa
Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting and Financial Officer)
Dated: August 28, 2017

